Form 10-Q
period 2002-03-31
NOBLE CORP
filed 2002-05-15
CIK 1169055

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 0-13857


                                NOBLE CORPORATION
             (Exact name of registrant as specified in its charter)


                      CAYMAN ISLANDS                                                    98-0366361
(State or other jurisdiction of incorporation or organization)            (I.R.S. employer identification number)


      13135 SOUTH DAIRY ASHFORD, SUITE 800                                                 77478
               SUGAR LAND, TEXAS                                                        (Zip code)
    (Address of principal executive offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Number of shares of Common Stock outstanding as of May 9, 2002: 134,452,503


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              MARCH 31,       DECEMBER 31,
                                                                2002              2001
                                                            ------------      ------------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...........................     $    180,529      $    236,709
  Restricted cash .....................................            7,243             9,366
  Investment in marketable securities .................           45,784            41,597
  Accounts receivable .................................          173,659           169,008
  Inventories .........................................            3,682             3,626
  Prepaid expenses ....................................           12,515             5,314
  Other current assets ................................           38,632            28,429
                                                            ------------      ------------
Total current assets ..................................          462,044           494,049
                                                            ------------      ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...................        2,848,032         2,739,574
  Other ...............................................           31,133            30,964
                                                            ------------      ------------
                                                               2,879,165         2,770,538
  Accumulated depreciation ............................         (651,442)         (621,321)
                                                            ------------      ------------
                                                               2,227,723         2,149,217
                                                            ------------      ------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES ..........           24,391            24,918
OTHER ASSETS ..........................................           83,658            82,556
                                                            ------------      ------------
                                                            $  2,797,816      $  2,750,740
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ................     $     58,545      $     55,430
  Accounts payable ....................................           44,508            46,996
  Accrued payroll and related costs ...................           35,839            39,775
  Taxes payable .......................................           34,656            35,136
  Interest payable ....................................            3,574            10,444
  Other current liabilities ...........................           19,119            19,768
                                                            ------------      ------------
Total current liabilities .............................          196,241           207,549

LONG-TERM DEBT ........................................          534,582           550,131
DEFERRED INCOME TAXES .................................          209,583           202,646
OTHER LIABILITIES .....................................           17,033            17,029
COMMITMENTS AND CONTINGENCIES .........................               --                --
MINORITY INTEREST .....................................           (5,139)           (4,934)
                                                            ------------      ------------
                                                                 952,300           972,421
                                                            ------------      ------------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share ..............           13,832            13,818
  Capital in excess of par value ......................        1,044,350         1,041,017
  Retained earnings ...................................          982,399           930,969
  Treasury stock, at cost .............................         (177,046)         (177,408)
  Restricted stock (unearned compensation) ............          (17,056)          (18,340)
  Accumulated other comprehensive loss ................             (963)          (11,737)
                                                            ------------      ------------
                                                               1,845,516         1,778,319
                                                            ------------      ------------
                                                            $  2,797,816      $  2,750,740
                                                            ============      ============

        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                              THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------

OPERATING REVENUES
  Contract drilling services ..........................     $    220,805      $    210,427
  Labor contract drilling services ....................            7,924             7,481
  Engineering, consulting and other ...................            6,744             4,483
                                                            ------------      ------------
                                                                 235,473           222,391
                                                            ------------      ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..........................          114,132            96,182
  Labor contract drilling services ....................            6,327             6,079
  Engineering, consulting and other ...................            4,904             2,856
  Depreciation and amortization .......................           30,293            27,939
  Selling, general and administrative .................            9,212             6,525
                                                            ------------      ------------
                                                                 164,868           139,581
                                                            ------------      ------------

OPERATING INCOME ......................................           70,605            82,810

OTHER INCOME (EXPENSE)
  Interest expense ....................................          (10,700)          (12,555)
  Other, net ..........................................            1,738             2,850
                                                            ------------      ------------

INCOME BEFORE INCOME TAXES ............................           61,643            73,105
INCOME TAX PROVISION ..................................          (10,213)          (18,642)
                                                            ------------      ------------

NET INCOME ............................................     $     51,430      $     54,463
                                                            ============      ============

EARNINGS PER SHARE:
  Basic ...............................................     $       0.39      $       0.41
  Diluted .............................................     $       0.39      $       0.40


        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ------------      ------------

NET INCOME ..................................................................     $     51,430      $     54,463
                                                                                  ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments ................................            1,061               166
    Unrealized holding losses arising during period .........................              (45)           (1,310)
    Realized loss for impairment of investment included in net income .......            9,758                --
                                                                                  ------------      ------------
    Other comprehensive income (loss) .......................................           10,774            (1,144)
                                                                                  ------------      ------------

COMPREHENSIVE INCOME ........................................................     $     62,204      $     53,319
                                                                                  ============      ============



        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                             ------------------------------
                                                                                                 2002              2001
                                                                                             ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................................     $     51,430      $     54,463
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...................................................           30,293            27,939
       Deferred income tax provision ...................................................            6,937             9,728
       Deferred repair and maintenance amortization ....................................            6,332             4,808
       Equity in (income) loss of joint ventures .......................................             (391)            2,054
       Compensation expense from stock-based plans .....................................            1,284               973
       Realized loss on impairment of investment .......................................            9,758                --
       Gain on sale of interest in deepwater exploration property ......................           (5,908)               --
       Other ...........................................................................            2,564             2,228
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ..........................................................           (4,651)           18,956
          Other current assets .........................................................          (17,615)            1,487
          Accounts payable .............................................................           (2,489)           (8,794)
          Other current liabilities ....................................................          (11,935)          (13,517)
                                                                                             ------------      ------------
               Net cash provided by operating activities ...............................           65,609           100,325
                                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .................................................................         (109,047)          (19,851)
  Proceeds from sales of property and equipment ........................................              306                --
  Proceeds from sale of interest in deepwater exploration property .....................            6,200                --
  Investment in and advances to joint ventures .........................................               --           (15,544)
  Deferred repair and maintenance expenditures .........................................           (8,046)          (10,790)
  Investment in marketable securities ..................................................          (11,183)               --
  Proceeds from sales of marketable securities .........................................            6,611                --
  Acquisition of Maurer Engineering Incorporated .......................................               --            (3,579)
                                                                                             ------------      ------------
            Net cash used for investing activities .....................................         (115,159)          (49,764)
                                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ............................................................          (12,434)          (14,631)
  Proceeds from issuance of common stock, net ..........................................            2,642            11,562
  Proceeds from sales of put options on common stock ...................................            1,039                --
  Decrease in restricted cash ..........................................................            2,123                --
                                                                                             ------------      ------------
               Net cash used for financing activities ..................................           (6,630)           (3,069)
                                                                                             ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................................          (56,180)           47,492

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................          236,709           173,235
                                                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................     $    180,529      $    220,727
                                                                                             ============      ============


        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - RECENT CORPORATE RESTRUCTURING


         On April 30, 2002, Noble Corporation, a Cayman Islands exempted company limited by shares (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The restructuring was accomplished through the merger of an indirect, wholly owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, will continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We have accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities or shareholders' equity will not change as a result of the restructuring.


NOTE 2 - BASIS OF ACCOUNTING

         The accompanying consolidated financial statements of Noble (together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) were adopted and assumed from Noble Drilling upon the recent corporate restructuring (see Note 1). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble and its consolidated subsidiaries have been eliminated. The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble Drilling for the year ended December 31, 2001.

         Noble Drilling (Paul Romano) Inc. was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to a Noble EVA-4000TM semisubmersible. Noble Drilling (Paul Romano) Inc. is an indirect, wholly owned subsidiary of Noble and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of the Company and its affiliates and that the creditors of Noble Drilling (Paul Romano) Inc. would be entitled to satisfy their claims from the assets of Noble Drilling (Paul Romano) Inc. prior to any distribution to the Company or its affiliates.


NOTE 3 - ACQUISITIONS

         On March 27, 2002, we purchased two semisubmersible baredecks, the Bingo 9000 Rig 3 and Bingo 9000 Rig 4, from subsidiaries of Ocean Rig ASA ("Ocean Rig") for an aggregate purchase price of $45,000,000 in an all cash transaction. Ocean Rig has an option to buy the two baredecks back within one year from the purchase date, subject to a 90-day written notice of intent to repurchase, at a purchase price of $56,000,000.

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Transocean 96 and Transocean 97, from subsidiaries of Transocean Sedco Forex Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We plan to upgrade these units to work in deeper water depths. We are renaming the units the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97).

NOTE 4 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for the three month periods ended March 31, 2002 and 2001 (in thousands, except per share amounts):

                                                      NET            BASIC          BASIC         DILUTED       DILUTED
                                                     INCOME         SHARES           EPS          SHARES          EPS
                                                  -----------    -----------     -----------    -----------   ----------

MARCH 31, 2002..............................      $    51,430        132,071     $      0.39        133,291   $     0.39

MARCH 31, 2001..............................      $    54,463        133,669     $      0.41        135,547   $     0.40


         Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,220,000 shares and 1,878,000 shares for the three-month periods ended March 31, 2002 and 2001, respectively.


NOTE 5 - MARKETABLE SECURITIES

         As of March 31, 2002, we owned marketable equity securities with a fair market value of $7,181,000, of which $5,972,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at March 31, 2002 at their fair value. We recognized a net unrealized holding gain of $103,000 and a net realized loss of $95,000 related to these assets in the three months ended March 31, 2002. The remaining investment in marketable equity securities, with a fair market value of $1,209,000 at March 31, 2002, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. On March 31, 2002, we recognized a realized loss of $9,758,000 on this investment for a decline in fair value considered by management to be other than temporary. Prior to recognizing this impairment loss, we recognized an unrealized holding gain on this investment of $6,000 during the three months ended March 31, 2002.

         As of March 31, 2002, we also owned marketable debt securities with a fair market value of $39,812,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at March 31, 2002 at their fair market value. We recognized a net unrealized holding loss of $51,000 and no net realized gain or loss related to these assets in the three months ended March 31, 2002.


NOTE 6 - CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. In connection with our restructuring, Noble and one of its wholly owned subsidiaries, Noble Holding (U.S.) Corporation ("Noble Holding"), have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of March 31, 2002, we had outstanding letters of credit of $26,921,000 and no outstanding borrowings under the Credit Agreement, with $173,079,000 remaining available thereunder. Additionally, as of March 31, 2002, we had letters of credit and third-party corporate guarantees totaling $11,095,000 outstanding, of which $3,300,000 is supported by a restricted cash deposit, and $7,795,000 of bid and performance bonds had been supported by surety bonds.


NOTE 7 - SALE OF INTEREST IN DEEPWATER EXPLORATION PROPERTY

         On March 28, 2002, we sold our five percent working interest in one of Mariner Energy, Inc.'s ("Mariner") deepwater exploration properties, which included their Falcon prospect, to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and related development costs on this property subsequent to June 30, 2001. We received this interest, along with interests in other Mariner deepwater exploration properties, in March 2000 pursuant to the settlement of a lawsuit with Mariner over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with Mariner for use of the unit in the U.S. Gulf of Mexico. We realized a gain of $5,908,000 upon the sale of our interest in this property.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of March 31, 2002, we had approximately $90,000,000 of outstanding purchase commitments related to these projects.


NOTE 9 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

         Upon completion of our recent corporate restructuring, Noble and Noble Holding became guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at March 31, 2002 was $149,926,000 and $206,695,000, respectively. Noble Drilling is an indirect, wholly owned subsidiary of Noble and a direct, wholly owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

         The following consolidating financial statements of Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the Securities and Exchange Commission. The financial statements of the guarantors, Noble and Noble Holding, are included with the other subsidiaries as they were wholly owned subsidiaries of Noble Drilling and had insignificant assets and liabilities as of March 31, 2002. These consolidating financial statements are presented using the equity method of accounting.

                NOBLE DRILLING CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                        NOBLE           OTHER       CONSOLIDATING
                                                                       DRILLING      SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                                     ------------    ------------   -------------    ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................................   $        407    $    180,122    $         --    $    180,529
  Restricted cash ................................................             --           7,243              --           7,243
  Investment in marketable securities ............................          5,972          39,812              --          45,784
  Accounts receivable ............................................          1,870         171,789              --         173,659
  Inventories ....................................................             --           3,682              --           3,682
  Prepaid expenses ...............................................            238          12,277              --          12,515
  Accounts receivable from affiliates ............................        764,805              --        (764,805)             --
  Other current assets ...........................................          5,143          33,489              --          38,632
                                                                     ------------    ------------    ------------    ------------
Total current assets .............................................        778,435         448,414        (764,805)        462,044
                                                                     ------------    ------------    ------------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ..............................        164,996       2,683,036              --       2,848,032
  Other ..........................................................             --          31,133              --          31,133
                                                                     ------------    ------------    ------------    ------------
                                                                          164,996       2,714,169              --       2,879,165
  Accumulated depreciation .......................................        (56,890)       (594,552)             --        (651,442)
                                                                     ------------    ------------    ------------    ------------
                                                                          108,106       2,119,617              --       2,227,723
                                                                     ------------    ------------    ------------    ------------

NOTES RECEIVABLE FROM AFFILIATES .................................         57,384              --         (57,384)             --
INVESTMENTS IN AFFILIATES ........................................      1,287,848              --      (1,287,848)             --
INVESTMENT IN AND ADVANCES TO JOINT VENTURES .....................             --          24,391              --          24,391
OTHER ASSETS .....................................................          6,137          77,521              --          83,658
                                                                     ------------    ------------    ------------    ------------
                                                                     $  2,237,910    $  2,669,943    $ (2,110,037)   $  2,797,816
                                                                     ============    ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...........................   $         --    $     58,545    $         --    $     58,545
  Accounts payable ...............................................          3,333          41,175              --          44,508
  Accrued payroll and related costs ..............................          7,644          28,195              --          35,839
  Taxes payable ..................................................             --          34,656              --          34,656
  Interest payable ...............................................          1,217           2,357              --           3,574
  Accounts payable to affiliates .................................             --         764,805        (764,805)             --
  Other current liabilities ......................................             18          19,101              --          19,119
                                                                     ------------    ------------    ------------    ------------
Total current liabilities ........................................         12,212         948,834        (764,805)        196,241

LONG-TERM DEBT ...................................................        356,621         177,961              --         534,582
NOTES PAYABLE TO AFFILIATES ......................................             --          57,384         (57,384)             --
DEFERRED INCOME TAXES ............................................         16,370         193,213              --         209,583
OTHER LIABILITIES ................................................          6,228          10,805              --          17,033
COMMITMENTS AND CONTINGENCIES ....................................             --              --              --              --
MINORITY INTEREST ................................................             --          (5,139)             --          (5,139)
                                                                     ------------    ------------    ------------    ------------
                                                                          391,431       1,383,058        (822,189)        952,300
                                                                     ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share .........................         13,832              --              --          13,832
  Capital in excess of par value .................................      1,044,350         377,770        (377,770)      1,044,350
  Retained earnings ..............................................        982,399         910,078        (910,078)        982,399
  Treasury stock, at cost ........................................       (177,046)             --              --        (177,046)
  Restricted stock (unearned compensation) .......................        (17,056)             --              --         (17,056)
  Accumulated other comprehensive loss ...........................             --            (963)             --            (963)
                                                                     ------------    ------------    ------------    ------------
                                                                        1,846,479       1,286,885      (1,287,848)      1,845,516
                                                                     ------------    ------------    ------------    ------------
                                                                     $  2,237,910    $  2,669,943    $ (2,110,037)   $  2,797,816
                                                                     ============    ============    ============    ============

                NOBLE DRILLING CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (In thousands)


                                                                      NOBLE          OTHER       CONSOLIDATING
                                                                    DRILLING      SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                                                  ------------    ------------   -------------    ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................................   $         --    $    236,709    $         --    $    236,709
  Restricted cash .............................................             --           9,366              --           9,366
  Investment in marketable securities .........................          6,281          35,316              --          41,597
  Accounts receivable .........................................          1,933         167,075              --         169,008
  Inventories .................................................             --           3,626              --           3,626
  Prepaid expenses ............................................            296           5,018              --           5,314
  Accounts receivable from affiliates .........................        813,002              --        (813,002)             --
  Other current assets ........................................            955          27,474              --          28,429
                                                                  ------------    ------------    ------------    ------------
Total current assets ..........................................        822,467         484,584        (813,002)        494,049
                                                                  ------------    ------------    ------------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...........................        118,746       2,620,828              --       2,739,574
  Other .......................................................             --          30,964              --          30,964
                                                                  ------------    ------------    ------------    ------------
                                                                       118,746       2,651,792              --       2,770,538
  Accumulated depreciation ....................................        (55,474)       (565,847)             --        (621,321)
                                                                  ------------    ------------    ------------    ------------
                                                                        63,272       2,085,945              --       2,149,217
                                                                  ------------    ------------    ------------    ------------

NOTES RECEIVABLE FROM AFFILIATES ..............................         57,384              --         (57,384)             --
INVESTMENTS IN AFFILIATES .....................................      1,234,549              --      (1,234,549)             --
INVESTMENT IN AND ADVANCES TO JOINT VENTURES ..................             --          24,918              --          24,918
OTHER ASSETS ..................................................          6,290          76,266              --          82,556
                                                                  ------------    ------------    ------------    ------------
                                                                  $  2,183,962    $  2,671,713    $ (2,104,935)   $  2,750,740
                                                                  ============    ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ........................   $         --    $     55,430    $         --    $     55,430
  Accounts payable ............................................            623          46,373              --          46,996
  Accrued payroll and related costs ...........................          7,281          32,494              --          39,775
  Taxes payable ...............................................             --          35,136              --          35,136
  Interest payable ............................................          7,699           2,745              --          10,444
  Accounts payable to affiliates ..............................             --         813,002        (813,002)             --
  Other current liabilities ...................................             49          19,719              --          19,768
                                                                  ------------    ------------    ------------    ------------
Total current liabilities .....................................         15,652       1,004,899        (813,002)        207,549

LONG-TERM DEBT ................................................        356,618         193,513              --         550,131
NOTES PAYABLE TO AFFILIATES ...................................             --          57,384         (57,384)             --
DEFERRED INCOME TAXES .........................................         15,494         187,152              --         202,646
OTHER LIABILITIES .............................................          6,142          10,887              --          17,029
COMMITMENTS AND CONTINGENCIES .................................             --              --              --              --
MINORITY INTEREST .............................................             --          (4,934)             --          (4,934)
                                                                  ------------    ------------    ------------    ------------
                                                                       393,906       1,448,901        (870,386)        972,421
                                                                  ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share ......................         13,818              --              --          13,818
  Capital in excess of par value ..............................      1,041,017         377,770        (377,770)      1,041,017
  Retained earnings ...........................................        930,969         856,779        (856,779)        930,969
  Treasury stock, at cost .....................................       (177,408)             --              --        (177,408)
  Restricted stock (unearned compensation) ....................        (18,340)             --              --         (18,340)
  Accumulated other comprehensive loss ........................             --         (11,737)             --         (11,737)
                                                                  ------------    ------------    ------------    ------------
                                                                     1,790,056       1,222,812      (1,234,549)      1,778,319
                                                                  ------------    ------------    ------------    ------------
                                                                  $  2,183,962    $  2,671,713    $ (2,104,935)   $  2,750,740
                                                                  ============    ============    ============    ============

                NOBLE DRILLING CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (In thousands)
                                   (Unaudited)



                                                             NOBLE           OTHER       CONSOLIDATING
                                                            DRILLING      SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                                          ------------    ------------   -------------    ------------

OPERATING REVENUES
  Contract drilling services ..........................   $      2,993    $    217,812    $         --    $    220,805
  Labor contract drilling services ....................             --           7,924              --           7,924
  Engineering, consulting and other ...................             69           6,744             (69)          6,744
                                                          ------------    ------------    ------------    ------------
                                                                 3,062         232,480             (69)        235,473
                                                          ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..........................          2,404         111,797             (69)        114,132
  Labor contract drilling services ....................             --           6,327              --           6,327
  Engineering, consulting and other ...................             --           4,904              --           4,904
  Depreciation and amortization .......................          1,416          28,877              --          30,293
  Selling, general and administrative .................             58           9,154              --           9,212
                                                          ------------    ------------    ------------    ------------
                                                                 3,878         161,059             (69)        164,868
                                                          ------------    ------------    ------------    ------------

OPERATING (LOSS) INCOME ...............................           (816)         71,421              --          70,605

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)...........         53,299              --         (53,299)             --
  Interest expense ....................................         (6,482)         (4,218)             --         (10,700)
  Other, net ..........................................          4,423          (2,685)             --           1,738
                                                          ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ............................         50,424          64,518         (53,299)         61,643
INCOME TAX BENEFIT (PROVISION) ........................          1,006         (11,219)             --         (10,213)
                                                          ------------    ------------    ------------    ------------

NET INCOME ............................................   $     51,430    $     53,299    $    (53,299)   $     51,430
                                                          ============    ============    ============    ============

                NOBLE DRILLING CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (In thousands)
                                   (Unaudited)



                                                             NOBLE           OTHER       CONSOLIDATING
                                                            DRILLING      SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                          ------------    ------------   -------------    ------------

OPERATING REVENUES
  Contract drilling services ..........................   $      2,993    $    207,434    $         --    $    210,427
  Labor contract drilling services ....................             --           7,481              --           7,481
  Engineering, consulting and other ...................          3,872           4,483          (3,872)          4,483
                                                          ------------    ------------    ------------    ------------
                                                                 6,865         219,398          (3,872)        222,391
                                                          ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..........................          1,672          98,382          (3,872)         96,182
  Labor contract drilling services ....................             --           6,079              --           6,079
  Engineering, consulting and other ...................             --           2,856              --           2,856
  Depreciation and amortization .......................          1,499          26,440              --          27,939
  Selling, general and administrative .................            105           6,420              --           6,525
                                                          ------------    ------------    ------------    ------------
                                                                 3,276         140,177          (3,872)        139,581
                                                          ------------    ------------    ------------    ------------

OPERATING INCOME ......................................          3,589          79,221              --          82,810

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)...........         55,979              --         (55,979)             --
  Interest expense ....................................         (7,294)         (5,261)             --         (12,555)
  Other, net ..........................................          1,372           1,478              --           2,850
                                                          ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ............................         53,646          75,438         (55,979)         73,105
INCOME TAX BENEFIT (PROVISION) ........................            817         (19,459)             --         (18,642)
                                                          ------------    ------------    ------------    ------------

NET INCOME ............................................   $     54,463    $     55,979    $    (55,979)   $     54,463
                                                          ============    ============    ============    ============

                NOBLE DRILLING CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (In thousands)
                                   (Unaudited)



                                                                         NOBLE          OTHER      CONSOLIDATING
                                                                        DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                                      ------------   ------------  -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................................  $     51,430   $     53,299   $    (53,299)  $     51,430
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...............................         1,416         28,877             --         30,293
       Deferred income tax provision ...............................           876          6,061             --          6,937
       Deferred repair and maintenance amortization ................           195          6,137             --          6,332
       Equity in income of joint ventures ..........................            --           (391)            --           (391)
       Compensation expense from stock-based plans .................         1,284             --             --          1,284
       Realized loss on impairment of investment ...................            --          9,758             --          9,758
       Gain on sale of interest in deepwater exploration
        property ...................................................            --         (5,908)            --         (5,908)
       Equity earnings in affiliates ...............................       (53,299)            --         53,299             --
       Other .......................................................           226          2,338             --          2,564
       Changes in current assets and liabilities, net of
        acquired working capital:
         Accounts receivable .......................................            63         (4,714)            --         (4,651)
         Accounts receivable from affiliates .......................        48,960             --        (48,960)            --
         Other current assets ......................................        (4,594)       (13,021)            --        (17,615)
         Accounts payable ..........................................         2,710         (5,199)            --         (2,489)
         Accounts payable to affiliates ............................            --        (48,960)        48,960             --
         Other current liabilities .................................        (6,150)        (5,785)            --        (11,935)
                                                                      ------------   ------------   ------------   ------------
            Net cash provided by operating activities ..............        43,117         22,492             --         65,609
                                                                      ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .............................................       (46,212)       (62,835)            --       (109,047)
  Proceeds from sales of property and equipment ....................            --            306             --            306
  Proceeds from sale of interest in deepwater exploration
        property ...................................................            --          6,200             --          6,200
  Deferred repair and maintenance expenditures .....................          (179)        (7,867)            --         (8,046)
  Investment in marketable securities ..............................            --        (11,183)            --        (11,183)
  Proceeds from sales of marketable securities .....................            --          6,611             --          6,611
                                                                      ------------   ------------   ------------   ------------
            Net cash used for investing activities .................       (46,391)       (68,768)            --       (115,159)
                                                                      ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ........................................            --        (12,434)            --        (12,434)
  Proceeds from issuance of common stock, net ......................         2,642             --             --          2,642
  Proceeds from sales of put options on common stock ...............         1,039             --             --          1,039
  Decrease in restricted cash ......................................            --          2,123             --          2,123
                                                                      ------------   ------------   ------------   ------------
            Net cash provided by (used for) financing activities ...         3,681        (10,311)            --         (6,630)
                                                                      ------------   ------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................           407        (56,587)            --        (56,180)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................            --        236,709             --        236,709
                                                                      ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................  $        407   $    180,122   $         --   $    180,529
                                                                      ============   ============   ============   ============

                NOBLE DRILLING CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (In thousands)
                                   (Unaudited)



                                                                            NOBLE          OTHER      CONSOLIDATING
                                                                           DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                                         ------------   ------------  -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................  $     54,463   $     55,979   $    (55,979)  $     54,463
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ..................................         1,499         26,440             --         27,939
       Deferred income tax provision ..................................         1,002          8,726             --          9,728
       Deferred repair and maintenance amortization ...................           188          4,620             --          4,808
       Equity in loss of joint ventures ...............................            --          2,054             --          2,054
       Compensation expense from stock-based plans ....................           973             --             --            973
       Equity earnings in affiliates ..................................       (55,979)            --         55,979             --
       Other ..........................................................         1,427            801             --          2,228
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable .........................................           790         18,166             --         18,956
          Accounts receivable from affiliates .........................         1,441             --         (1,441)            --
          Other current assets ........................................           (29)         1,516             --          1,487
          Accounts payable ............................................          (312)        (8,482)            --         (8,794)
          Accounts payable to affiliates ..............................            --         (1,441)         1,441             --
          Other current liabilities ...................................        (7,220)        (6,297)            --        (13,517)
                                                                         ------------   ------------   ------------   ------------
               Net cash (used for) provided by operating activities ...        (1,757)       102,082             --        100,325
                                                                         ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ................................................        (6,002)       (13,849)            --        (19,851)
  Investment in and advances to joint ventures ........................            --        (15,544)            --        (15,544)
  Deferred repair and maintenance expenditures ........................          (295)       (10,495)            --        (10,790)
  Acquisition of Maurer Engineering Incorporated ......................        (3,579)            --             --         (3,579)
                                                                         ------------   ------------   ------------   ------------
               Net cash used for investing activities .................        (9,876)       (39,888)            --        (49,764)
                                                                         ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ...........................................            --        (14,631)            --        (14,631)
  Proceeds from issuance of common stock, net .........................        11,562             --             --         11,562
                                                                         ------------   ------------   ------------   ------------
               Net cash provided by (used for) financing activities ...        11,562        (14,631)            --         (3,069)
                                                                         ------------   ------------   ------------   ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................           (71)        47,563             --         47,492

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................         5,398        167,837             --        173,235
                                                                         ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................  $      5,327   $    215,400   $         --   $    220,727
                                                                         ============   ============   ============   ============

NOTE 10 - SEGMENT AND RELATED INFORMATION

         We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include offshore contract drilling and engineering and consulting services. Although both of these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East, India and Mexico. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment consists of the design and development of drilling products and drilling related software programs by our Noble Engineering & Development Limited and Maurer Technology Incorporated subsidiaries, in addition to well site management, project management and technical services performed by our Triton Engineering Services Company subsidiary.

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three months ended March 31, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.


                                          INTERNATIONAL     DOMESTIC
                                             CONTRACT       CONTRACT      ENGINEERING
THREE MONTHS ENDED:                          DRILLING       DRILLING     & CONSULTING
MARCH 31, 2002:                              SERVICES       SERVICES       SERVICES         OTHER            TOTAL
                                          -------------   ------------   ------------    ------------    ------------

Revenues from external customers .......   $    148,896   $     73,650   $      3,362    $      9,565    $    235,473
Intersegment revenues ..................             --             --             21              --              21
Segment profit (loss) ..................         43,145         14,323           (269)         (5,768)         51,431
Total assets ...........................      1,279,552      1,388,412         11,383         118,469       2,797,816

MARCH 31, 2001:

Revenues from external customers .......   $     95,095   $    116,609   $      2,220    $      8,467    $    222,391
Intersegment revenues ..................             --             --             47              --              47
Segment profit .........................         14,605         39,535             87             249          54,476
Total assets ...........................      1,102,633      1,467,824          8,816          60,126       2,639,399


       The following table is a reconciliation of reportable segment profit to our consolidated totals for the three months ended March 31, 2002 and 2001 (in thousands).

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------

Total profit for reportable segments .......   $     57,199    $     54,227
Elimination of intersegment profits ........             (1)            (13)
Other (loss) profit ........................         (5,768)            249
                                               ------------    ------------
  Total consolidated net income ............   $     51,430    $     54,463
                                               ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in United States tax laws, or the enactment of new United States tax laws, that may result in Noble being subject to taxation in the United States on its worldwide earnings, other material changes in the tax laws of the United States or other countries in which we operate which could increase our effective tax rate, volatility in crude oil and natural gas prices, the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets, potential deterioration in the demand for our drilling services and resulting declining dayrates, changes in our customers' drilling programs or budgets due to factors discussed herein or due to their own internal corporate events, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, intense competition in the drilling industry, changes in oil and gas drilling technology or in our competitors' drilling fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive, political and economic conditions in the United States and in international markets where we operate, acts of war or terrorism and the aftermath of the September 11, 2001 terrorist attacks on the United States, cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts and fires), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-Q, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

         As used herein, unless otherwise required by the context, the term "Noble" refers to Noble Corporation (see "Recent Corporate Restructuring" below), the term "Noble Drilling" refers to Noble Drilling Corporation and the terms "Company", "we", "our", and words of similar import refer to Noble and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.


RECENT CORPORATE RESTRUCTURING

         On April 30, 2002, Noble Corporation, a Cayman Islands exempted company limited by shares (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The restructuring was accomplished through the merger of an indirect, wholly owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, will continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We have accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities or shareholders' equity will not change as a result of the restructuring.

THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 53 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of 13 semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths of 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, India and Mexico. We also provide labor contract drilling services, well site and project management services, and engineering services.

         Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         Despite recently increasing, oil and natural gas prices remained below those of a year ago. Demand for offshore drilling rigs in the U.S. Gulf of Mexico remained soft, and as a result, rig utilization rates and dayrates did not improve during the first quarter of 2002. Natural gas prices, which began to decrease during the second half of 2001, have been adversely impacted by warmer than expected winter weather, weaker than expected industrial demand and a build-up in natural gas inventory storage levels following a stronger than expected supply of natural gas during the first half of 2001. We believe that a continuation of this supply and demand imbalance could prolong the weak demand for offshore drilling rigs in the U.S. Gulf of Mexico. However, drilling activity in many international markets, which are influenced more by oil prices, remained strong as reflected by continued high utilization rates and dayrates. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.


ACQUISITIONS

         On March 27, 2002, we purchased two semisubmersible baredecks, the Bingo 9000 Rig 3 and Bingo 9000 Rig 4, from subsidiaries of Ocean Rig ASA ("Ocean Rig") for an aggregate purchase price of $45,000,000 in an all cash transaction. Ocean Rig has an option to buy the two baredecks back within one year from the purchase date, subject to a 90-day written notice of intent to repurchase, at a purchase price of $56,000,000.

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Transocean 96 and Transocean 97, from subsidiaries of Transocean Sedco Forex Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We plan to upgrade these units to work in deeper water depths. We are renaming the units the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97).

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     GENERAL

         Net income for the first quarter of 2002 (the "Current Quarter") was $51,430,000, or $0.39 per diluted share, on operating revenues of $235,473,000, compared to net income for the first quarter of 2001 (the "Comparable Quarter") of $54,463,000, or $0.40 per diluted share, on operating revenues of $222,391,000.


     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended March 31, 2002 and 2001:

                                        AVERAGE RIG
                                     UTILIZATION RATE (1)               OPERATING DAYS               AVERAGE DAYRATE
                                 ----------------------------    ---------------------------   ---------------------------
                                     THREE MONTHS ENDED              THREE MONTHS ENDED            THREE MONTHS ENDED
                                          MARCH 31,                        MARCH 31,                    MARCH 31,
                                 ----------------------------    ---------------------------   ---------------------------
                                     2002            2001            2002           2001           2002           2001
                                 ------------    ------------    ------------   ------------   ------------   ------------

International ................             93%             79%          2,356          1,873   $     62,820   $     50,269
Domestic .....................             74%             99%          1,168          1,591   $     62,329   $     73,082

----------
(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the three months ended March 31, 2002 and 2001:

                                                              REVENUES                     GROSS MARGIN
                                                   -----------------------------  -----------------------------
                                                         THREE MONTHS ENDED             THREE MONTHS ENDED
                                                              MARCH 31,                      MARCH 31,
                                                   -----------------------------  -----------------------------
                                                        2002           2001            2002           2001
                                                   -------------  --------------  -------------- --------------
                                                                           (In thousands)

Contract drilling services......................   $     148,005  $       94,153  $       71,580 $       37,264
Labor contract drilling services................           7,924           7,481           1,597          1,402
Engineering, consulting and other...............           3,027           1,928           1,248          1,016
                                                   -------------  --------------  -------------- --------------
         Total..................................   $     158,956  $      103,562  $       74,425 $       39,682
                                                   =============  ==============  ============== ==============


         OPERATING REVENUES. International contract drilling services revenues increased $53,852,000 due to higher average dayrates in the North Sea, the Middle East and West Africa, as well as higher rig utilization in the Middle East. Labor contract drilling services revenues increased $443,000 due to an additional labor contract in the North Sea in the Current Quarter. International engineering, consulting and other revenues increased $1,099,000 due to an additional engineering services contract in the North Sea.

         GROSS MARGIN. International contract drilling services gross margin increased $34,316,000 due to higher average dayrates in the North Sea, the Middle East and West Africa and higher rig utilization in the Middle East. International labor contract drilling services gross margin increased $195,000 due to an additional labor contract in the North Sea. International engineering, consulting and other gross margin increased $232,000 due to an additional engineering services contract in the North Sea.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the three months ended March 31, 2002 and 2001:

                                                               REVENUES                    GROSS MARGIN
                                                   ------------------------------  ----------------------------
                                                        THREE MONTHS ENDED              THREE MONTHS ENDED
                                                              MARCH 31,                      MARCH 31,
                                                   ------------------------------  ----------------------------
                                                        2002            2001           2002           2001
                                                   --------------  --------------  -------------  -------------
                                                                           (In thousands)

Contract drilling services......................   $       72,800  $      116,274  $      35,093  $      76,981
Engineering, consulting and other...............            3,717           2,555            592            611
                                                   --------------  --------------  -------------  -------------
         Total..................................   $       76,517  $      118,829  $      35,685  $      77,592
                                                   ==============  ==============  =============  =============


         OPERATING REVENUES. Domestic contract drilling services revenues decreased $43,474,000, as weak market conditions in the U.S. Gulf of Mexico resulted in lower average dayrates and utilization on our domestic jackup rigs. In addition, average dayrates on our domestic deepwater units decreased in the Current Quarter as compared to the Comparable Quarter. Domestic engineering, consulting and other revenues increased $1,162,000 due to additional revenues provided by our Maurer Technology Incorporated subsidiary, which was acquired during the Comparable Quarter.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $41,888,000 due to lower average dayrates and utilization rates on our domestic jackup rigs, as well as lower average dayrates on our domestic deepwater units. Despite increased revenue, domestic engineering, consulting and other gross margin decreased $19,000 due to lower margins on drilling engineering services performed by our Triton Engineering Services Company subsidiary. The lower margins were attributable to the soft market conditions in the U.S. Gulf of Mexico.


    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2,354,000 due to various capital upgrades to our rig fleet and the acquisition of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson in August 2001. As a result of this acquisition, the results of operations of the Noble Julie Robertson are included in our Consolidated Statements of Income from the purchase date.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,687,000 due to costs incurred related to our recent corporate restructuring.

         INTEREST EXPENSE. Interest expense decreased $1,855,000 due to lower average debt balances in the Current Quarter.

         OTHER, NET. Other, net decreased $1,112,000 due to recognition of a realized loss of $9,758,000 on an investment in marketable equity securities for a decline in fair value considered by management to be other than temporary. This loss was partially offset by a gain of $5,908,000 on the sale of our five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties, which included their Falcon prospect, to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and related development costs on this property subsequent to June 30, 2001.

         INCOME TAX PROVISION. Income tax provision decreased $8,429,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 17 percent in the Current Quarter compared to 26 percent in the Comparable Quarter. The lower effective tax rate in the Current Quarter was a result of a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         At March 31, 2002, we had cash and cash equivalents of $180,529,000 and $173,079,000 of funds available under our bank credit facility. We had working capital, including cash, of $265,803,000 and $286,500,000 at March 31, 2002 and December 31, 2001, respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 24 percent at March 31, 2002 from 25 percent at December 31, 2001.

         During the Current Quarter, we sold 400,000 put options on Noble Drilling Common Stock at an average price of $2.60 per option. The options give the holder the right to require us to purchase 400,000 shares of our stock from the holder at various exercise prices, ranging from $26.24 to $31.78 per share, on their respective expiration dates in July and August 2002. If we are required to purchase the shares covered by the option, we have the option to settle in cash or net shares of Noble. Also during the Current Quarter, 450,000 put options that we previously sold expired unexercised so that we no longer have any purchase requirement with regard to the shares covered by those options.


    CAPITAL EXPENDITURES

         Capital expenditures and deferred repair and maintenance expenditures totaled $109,047,000 and $8,046,000, respectively, for the Current Quarter. Included in capital expenditures for the Current Quarter were the purchases of two semisubmersible drilling rigs and two baredecks for $76,000,000 in the aggregate. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2002 will aggregate approximately $240,000,000 and $30,000,000, respectively.

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of March 31, 2002, we had approximately $90,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2002 capital expenditure and deferred repair and maintenance amounts above.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the above estimates. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.


    CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. In connection with our restructuring, Noble and Noble Holding have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. As of March 31, 2002, we had outstanding letters of credit of $26,921,000 and no outstanding borrowings under the Credit Agreement, with $173,079,000 remaining available thereunder. Additionally, as of March 31, 2002, we had letters of credit and third-party corporate guarantees totaling $11,095,000, of which $3,300,000 is supported by a restricted cash deposit, and $7,795,000 of bid and performance bonds had been supported by surety bonds.

         At March 31, 2002, total long-term debt was $593,127,000, including current maturities of $58,545,000, compared to total long-term debt of $605,561,000, including current maturities of $55,430,000, at December 31, 2001.

         We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

RECENT DEVELOPMENT

         On May 3, 2002, as part of our strategy to expand our technology initiative, we made several related acquisitions. We acquired all of the shares of WELLDONE Engineering GmbH ("WELLDONE") for $5,750,000 in cash. We also agreed to pay up to an additional $3,500,000 over the next two years if WELLDONE's tools achieve certain operational and financial milestones. WELLDONE's primary asset is its automatic rotary steerable drilling system, which was designed by and is manufactured and marketed through DMT WELLDONE Drilling Services GmbH ("DMT WELLDONE"). In connection with the WELLDONE acquisition, we also acquired a 50 percent joint venture interest in DMT WELLDONE as described below. The automatic rotary steerable drilling system is a directional drilling device that allows drillpipe to rotate in horizontal and directional wells. In addition, we acquired certain assets of Phoenix Technology Services, Ltd ("Phoenix") for $6,000,000. We will pay up to an additional $3,000,000 over the next two years if certain operating performance milestones set forth in the purchase agreement are achieved. The assets acquired from Phoenix include 24 Well Director drilling tools and Phoenix's worldwide marketing rights to the Well Director drilling tools. Phoenix's Well Director drilling tools were designed and manufactured by DMT WELLDONE. Finally, we agreed to fund 5,000,000 Euros to a joint venture we formed with Deutsche Montan Technologie GmbH ("DMT"). We have a 50 percent interest in this joint venture. The joint venture will in turn use such funds to retain DMT to conduct research and development. DMT, which is the other joint venturer in DMT WELLDONE, transferred its 50 percent interest in DMT WELLDONE to us in exchange for its 50 percent interest in this new research and development joint venture. This joint venture company will own the intellectual property rights of all new technology it develops.


ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. As of January 1, 2001, we adopted SFAS 133. The adoption has not had a material effect on our consolidated results of operations, cash flows or financial position.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As we had no business combinations in process upon this statement becoming effective, adoption of SFAS 141 did not have an impact on our consolidated results of operations, cash flows or financial position. SFAS 142 requires that goodwill and other intangible assets no longer be amortized, but rather tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In conjunction with the adoption of SFAS 142 on January 1, 2002, we completed the initial transition impairment test required by SFAS 142 and determined that our existing goodwill was not impaired.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. To mitigate the risk of losses, these investments are marked to market periodically and are monitored by management to assure compliance with policies established by the Company. A portion of the marketable equity securities we own, consisting primarily of interests in mutual funds, are held by a Rabbi Trust established and maintained by us in connection with the Noble Drilling Corporation 401(k) Savings Restoration Plan and other stock-based compensation plans and arrangements. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not materially affect our consolidated results of operations, cash flows or financial position.

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At March 31, 2002, there were no outstanding borrowings under our Credit Agreement. Therefore, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

         We conduct business internationally; however, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have any significant financial instruments that are sensitive to foreign currency rates.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 25, 2002, at the annual meeting of stockholders of Noble Drilling, the stockholders of Noble Drilling approved an internal corporate restructuring which resulted in Noble becoming the publicly traded parent company of the Noble corporate group, including Noble Drilling. Upon the effective date of the restructuring, April 30, 2002, each share of Common Stock of Noble Drilling was automatically converted into one Ordinary Share of Noble. Noble was formed under and is governed by Cayman Islands law and Noble's memorandum and articles of association. Noble Drilling was formed under and is governed by Delaware law and Noble Drilling's certificate of incorporation and bylaws. Although the principal attributes of Noble's Ordinary Shares and Noble Drilling's Common Stock, and the rights of holders thereof, are similar, there are differences. Material differences in the rights of our shareholders resulting from our restructuring include an increase in the requisite shareholder vote required under Cayman Islands law to approve business combinations, the absence of shareholder appraisal rights under Cayman Islands law, the absence under Cayman Islands laws of a statutory right of shareholders to inspect a company's books and records (though the articles of association of Noble provide rights of inspection similar to the rights available to holders of Noble Drilling Common Stock) and limited rights of shareholders to bring shareholder derivative actions under Cayman Islands law. This is not a complete list of the differences between the rights of holders of Ordinary Shares of Noble and holders of Common Stock of Noble Drilling.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 25, 2002.

         (b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 132,135,326 shares of Noble Drilling Common Stock outstanding and entitled to vote at the annual meeting, 123,970,969 shares were present in person or by proxy, representing approximately 94 percent of the outstanding shares. Five matters were voted on by the stockholders, as each fully described in the proxy statement for the annual meeting. The first matter voted on was the election of directors to serve three-year terms on the Board of Directors of Noble Drilling. As a result of the restructuring described above (which was also voted upon by stockholders at the annual meeting), the persons elected to the Board of Directors of Noble Drilling, together with the other directors of Noble Drilling whose terms did not expire at the annual meeting, became the directors of Noble. The results of voting were as follows:

                                                                                              Number of Shares
                          Nominee                      Number of Shares                    WITHHOLDING AUTHORITY
                      for Re-election               Voting FOR Re-election               to Vote for Re-election as
                        as Director                      as Director                              Director
                  -----------------------         ---------------------------        -----------------------------------

                  Lawrence J. Chazen                     122,494,529                             1,476,440
                  William A. Sears                       122,495,128                             1,475,841

                  The second matter voted on was a proposal to amend Noble Drilling's certificate of incorporation to increase the number of authorized shares of Noble Drilling Common Stock to 400,000,000 from 200,000,000. The results of voting on this proposal were as follows:

                     For: 114,054,688    Against: 9,438,852    Abstain: 477,429

                  The third matter voted on was a proposal to amend the Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan by increasing by 5,000,000 the number of shares of Common Stock of Noble Drilling available for issuance thereunder. As a result of the restructuring described above, this plan has been adopted by Noble and the shares issuable under the plan will now be Ordinary Shares of Noble. The results of voting on this proposal were as follows:

                     For: 77,896,058     Against: 45,366,735   Abstain: 708,176

                  The fourth matter voted on was a proposal regarding the Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors. As a result of the restructuring described above, this plan has been adopted by Noble and the shares issuable under the plan will now be Ordinary Shares of Noble. The results of voting on this proposal were as follows:

                     For: 118,141,814    Against: 5,245,833    Abstain: 583,322

                  The fifth matter voted on was a proposal to adopt the Agreement and Plan of Merger providing for the internal corporate restructuring described above. The results of voting on this proposal were as follows:

                     For: 106,694,424    Against: 2,876,515   Abstain: 1,019,093

(d)      Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  We furnished a Form 8-K on March 11, 2002, which included our Fleet Status Update as of March 11, 2002 as Exhibit 99.1.

                  We furnished a Form 8-K on February 1, 2002, which included our press release dated January 31, 2002 as Exhibit 99.1, relating to share repurchase program.

                  We furnished a Form 8-K on January 31, 2002, which included our press release dated January 31, 2002 as Exhibit 99.1, announcing financial results for the quarter ended and year ended December 31, 2001.

                  We filed a Form 8-K on January 31, 2002, which included our press release dated January 31, 2002 as Exhibit 99.1, announcing a proposed restructuring of the company.

                  We furnished a Form 8-K on January 25, 2002, which included our Fleet Status Update as of January 24, 2002 as Exhibit 99.1.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NOBLE CORPORATION



         DATE:  May 15, 2002                By: /s/ ROBERT D. CAMPBELL
                                                ------------------------------------------------
                                                Robert D. Campbell,
                                                President


         DATE:  May 15, 2002                By: /s/ MARK A. JACKSON
                                                ------------------------------------------------
                                                Mark A. Jackson,
                                                Senior Vice President - Finance,
                                                Chief Financial Officer, Treasurer,
                                                Controller and Assistant Secretary
                                                (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBIT
------                             -------
2.1       Agreement and Plan of Merger dated as of March 11, 2002 among Noble
          Corporation, Noble Cayman Acquisition Corporation, Noble Holding
          (U.S.) Corporation and Noble Drilling Corporation (included as
          Annex A to the proxy statement/prospectus that constitutes a part of the registration statement on Form S-4 filed by Noble Corporation on
          March 13, 2002 (No. 333-84278) and incorporated herein by reference).

4.1       Amended and Restated Credit Agreement dated May 1, 2002 among Noble
          Corporation, Noble Holding (U.S.) Corporation, Noble Drilling
          Corporation, Nordea Bank Norge ASA, New York Branch, as Administrative
          Agent, and the lenders named therein.

4.2       First Amendment to Note Purchase Agreement and Consent, dated March
          15, 2002, between Noble Drilling (Jim Thompson) Inc., each of the note purchasers thereunder and JPMorgan Chase Bank, National Association, as trustee.

4.3       Amended and Restated Parent Guaranty, dated as April 25, 2002, by
          Noble Corporation, Noble Holding (U.S.) Corporation and Noble Drilling
          Corporation, in favor of JPMorgan Chase Bank, National Association, as trustee, for the benefit of the note purchasers under the Note
          Purchase Agreement and Consent with Noble Drilling (Jim Thompson) Inc.

4.4       First Amendment to Note Purchase Agreement and Consent, dated March
          15, 2002, between Noble Drilling (Paul Wolff) Ltd., each of the note purchasers thereunder and JPMorgan Chase Bank, National Association, as trustee.

4.5       Amended and Restated Parent Guaranty, dated as May 1, 2002, by
          Noble Corporation, Noble Holding (U.S.) Corporation and Noble Drilling
          Corporation, in favor of JPMorgan Chase Bank, National Association, as trustee, for the benefit of the note purchasers under the Note
          Purchase Agreement and Consent with Noble Drilling (Paul Wolff) Ltd.

4.6       Second Supplemental Indenture, dated as of April 30, 2002, between
          Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble
          Corporation, and JPMorgan Chase Bank, as trustee.

10.1 Form of Indemnity Agreement entered into between Noble Corporation and each of its directors and officers.

10.2 Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and James C. Day.

10.3      Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of
          Amended and Restated Employment Agreement by and between Noble
          Drilling Corporation and James C. Day.

10.4 Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Robert D. Campbell.

10.5      Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of
          Amended and Restated Employment Agreement by and between Noble
          Drilling Corporation and Robert D. Campbell.

10.6 Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Mark A. Jackson.

10.7      Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of
          Amended and Restated Employment Agreement by and between Noble
          Drilling Corporation and Mark A. Jackson.

10.8 Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Julie J. Robertson.

10.9      Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of
          Amended and Restated Employment Agreement by and between Noble
          Drilling Corporation and Julie J. Robertson.


EXHIBIT
NUMBER                             EXHIBIT
------                             -------
10.10     Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Danny W. Adkins.

10.11     Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of
          Amended and Restated Employment Agreement by and between Noble
          Drilling Corporation and Danny W. Adkins.
