Form 10-Q
period 2002-06-30
NOBLE CORP
filed 2002-08-14
CIK 1169055

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of Ordinary Shares outstanding as of August 9, 2002: 134,213,175


================================================================================

                                                                       FORM 10-Q



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                        JUNE 30,         DECEMBER 31,
                                                          2002                2001
                                                       ------------      ------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................     $    197,692      $    236,709
  Restricted cash ................................            7,191             9,366
  Investment in marketable securities ............           57,485            41,597
  Accounts receivable ............................          184,223           169,008
  Inventories ....................................            3,568             3,626
  Prepaid expenses ...............................            9,878             5,314
  Other current assets ...........................           30,755            28,429
                                                       ------------      ------------
Total current assets .............................          490,792           494,049
                                                       ------------      ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ..............        2,917,181         2,739,574
  Other ..........................................           40,050            30,964
                                                       ------------      ------------
                                                          2,957,231         2,770,538
  Accumulated depreciation .......................         (682,494)         (621,321)
                                                       ------------      ------------
                                                          2,274,737         2,149,217
                                                       ------------      ------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES .....           23,503            24,918
OTHER ASSETS .....................................           92,901            82,556
                                                       ------------      ------------
                                                       $  2,881,933      $  2,750,740
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...........     $     61,714      $     55,430
  Accounts payable ...............................           50,292            46,996
  Accrued payroll and related costs ..............           39,580            39,775
  Taxes payable ..................................           35,878            35,136
  Interest payable ...............................            9,756            10,444
  Other current liabilities ......................           23,227            19,768
                                                       ------------      ------------
Total current liabilities ........................          220,447           207,549

LONG-TERM DEBT ...................................          518,780           550,131
DEFERRED INCOME TAXES ............................          212,549           202,646
OTHER LIABILITIES ................................           16,819            17,029
COMMITMENTS AND CONTINGENCIES ....................               --                --
MINORITY INTEREST ................................           (5,283)           (4,934)
                                                       ------------      ------------
                                                            963,312           972,421
                                                       ------------      ------------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share .........           13,452            13,818
  Capital in excess of par value .................          935,288         1,041,017
  Retained earnings ..............................        1,039,837           930,969
  Treasury stock, at cost ........................          (52,766)         (177,408)
  Restricted stock (unearned compensation) .......          (15,815)          (18,340)
  Accumulated other comprehensive loss ...........           (1,375)          (11,737)
                                                       ------------      ------------
                                                          1,918,621         1,778,319
                                                       ------------      ------------
                                                       $  2,881,933      $  2,750,740
                                                       ============      ============

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
OPERATING REVENUES
  Contract drilling services ................     $    234,922      $    233,344
  Labor contract drilling services ..........            6,735             7,977
  Engineering, consulting and other .........            5,734             5,325
                                                  ------------      ------------
                                                       247,391           246,646
                                                  ------------      ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ................          121,161           103,437
  Labor contract drilling services ..........            5,087             6,558
  Engineering, consulting and other .........            5,459             3,807
  Depreciation and amortization .............           31,239            29,116
  Selling, general and administrative .......            6,171             6,330
                                                  ------------      ------------
                                                       169,117           149,248
                                                  ------------      ------------

OPERATING INCOME ............................           78,274            97,398

OTHER INCOME (EXPENSE)
  Interest expense ..........................          (10,591)          (12,401)
  Other, net ................................            1,939             4,268
                                                  ------------      ------------

INCOME BEFORE INCOME TAXES ..................           69,622            89,265
INCOME TAX PROVISION ........................          (12,184)          (21,262)
                                                  ------------      ------------

NET INCOME ..................................     $     57,438      $     68,003
                                                  ============      ============

EARNINGS PER SHARE:
  Basic .....................................     $       0.43      $       0.51
  Diluted ...................................     $       0.43      $       0.50


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                     SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
OPERATING REVENUES
  Contract drilling services ................     $    455,727      $    443,771
  Labor contract drilling services ..........           14,659            15,458
  Engineering, consulting and other .........           12,478             9,808
                                                  ------------      ------------
                                                       482,864           469,037
                                                  ------------      ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ................          235,293           199,619
  Labor contract drilling services ..........           11,414            12,637
  Engineering, consulting and other .........           10,363             6,663
  Depreciation and amortization .............           61,532            57,055
  Selling, general and administrative .......           15,383            12,855
                                                  ------------      ------------
                                                       333,985           288,829
                                                  ------------      ------------

OPERATING INCOME ............................          148,879           180,208

OTHER INCOME (EXPENSE)
  Interest expense ..........................          (21,291)          (24,956)
  Other, net ................................            3,677             7,118
                                                  ------------      ------------

INCOME BEFORE INCOME TAXES ..................          131,265           162,370
INCOME TAX PROVISION ........................          (22,397)          (39,904)
                                                  ------------      ------------

NET INCOME ..................................     $    108,868      $    122,466
                                                  ============      ============

EARNINGS PER SHARE:
  Basic .....................................     $       0.82      $       0.92
  Diluted ...................................     $       0.81      $       0.90


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                                THREE MONTHS ENDED JUNE 30,
                                                                              ------------------------------
                                                                                 2002                2001
                                                                              ------------      ------------
NET INCOME ...............................................                    $     57,438      $     68,003
                                                                              ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments .............                             (74)            1,779
    Unrealized holding losses arising during period ......                            (338)             (594)
                                                                              ------------      ------------
    Other comprehensive (loss) income ....................                            (412)            1,185
                                                                              ------------      ------------

COMPREHENSIVE INCOME .....................................                    $     57,026      $     69,188
                                                                              ============      ============


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              ------------------------------
                                                                                 2002               2001
                                                                              ------------      ------------
NET INCOME ..............................................................     $    108,868      $    122,466
                                                                              ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments ............................              987             1,945
    Unrealized holding losses arising during period .....................             (383)           (1,904)
    Realized loss for impairment of investment included in net income ...            9,758                --
                                                                              ------------      ------------
    Other comprehensive income ..........................................           10,362                41
                                                                              ------------      ------------

COMPREHENSIVE INCOME ....................................................     $    119,230      $    122,507
                                                                              ============      ============



        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               ------------------------------
                                                                                   2002              2001
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................     $    108,868      $    122,466
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................           61,532            57,055
       Deferred income tax provision .....................................           14,882            26,302
       Deferred repair and maintenance amortization ......................           13,383            10,335
       Equity in (income) loss of joint ventures .........................             (586)            2,474
       Compensation expense from stock-based plans .......................            2,525             1,946
       Realized loss on impairment of investment .........................            9,758                --
       Gain on sale of interest in deepwater exploration property ........           (5,908)               --
       Gain on sales of property and equipment ...........................             (359)             (716)
       Other .............................................................            1,401             2,162
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ............................................          (15,215)          (17,372)
          Other current assets ...........................................           (8,512)           (8,578)
          Accounts payable ...............................................            1,313           (15,546)
          Other current liabilities ......................................            3,318             7,192
                                                                               ------------      ------------
               Net cash provided by operating activities .................          186,400           187,720
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...................................................         (102,937)          (46,268)
  Acquisitions ...........................................................          (90,400)           (6,090)
  Proceeds from sales of property and equipment ..........................              839               716
  Proceeds from sale of interest in deepwater exploration property .......            6,200                --
  Deferred repair and maintenance expenditures ...........................          (17,647)          (18,086)
  Investment in and advances to joint ventures, net ......................            2,001           (17,896)
  Investment in marketable securities ....................................          (27,810)               --
  Proceeds from sales of marketable securities ...........................           12,955                --
                                                                               ------------      ------------
               Net cash used for investing activities ....................         (216,799)          (87,624)
                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..............................................          (25,068)          (26,490)
  Proceeds from issuance of common stock, net ............................           12,395            12,930
  Purchase of shares returned to treasury ................................               --           (37,870)
  Proceeds from sales of put options on common stock .....................            1,880                --
  Decrease (increase) in restricted cash .................................            2,175            (3,301)
                                                                               ------------      ------------
               Net cash used for financing activities ....................           (8,618)          (54,731)
                                                                               ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................          (39,017)           45,365

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................          236,709           173,235
                                                                               ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................     $    197,692      $    218,600
                                                                               ============      ============


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q



                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CORPORATE RESTRUCTURING


         On April 30, 2002, Noble Corporation, a Cayman Islands company (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The restructuring was accomplished through the merger of an indirect, wholly owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities or shareholders' equity did not change as a result of the restructuring.

         Noble Drilling sought stockholder approval of and effected the restructuring as a means to remain competitive in the global marketplace to provide diversified services to the oil and gas industry. Under the restructured organization, we gain flexibility to reduce our worldwide corporate effective tax rate, to increase the operational efficiencies of our business, and to create a corporate structure that is generally more favorable for expansion of our business. Additionally, we believe Noble could be a more attractive investment alternative to a wider range of investors.

         For the six months ended June 30, 2002, 64 percent of our revenues and 87 percent of our net income was derived from drilling operations outside of the United States. Our restructuring was in part driven by inequitable treatment under current U.S. tax laws, which impose taxes on the worldwide income of U.S. companies. This method of taxation places U.S.-based multinationals at a competitive disadvantage. The parent companies of our largest competitors are incorporated in the Cayman Islands and other non-U.S. countries that impose either no tax or tax at rates substantially less than the United States.

         As previously disclosed and widely reported in the media, several bills have been introduced in the U.S. House of Representatives and the U.S. Senate which deal with various aspects of corporate "inversions." Certain proposed legislation, if enacted in its form as originally filed, would substantially reduce or eliminate the benefits of the restructuring to Noble. Other proposed legislation is also directed towards leveling the playing field with respect to provisions in the U.S. Internal Revenue Code that put U.S. companies competing in a global marketplace at a competitive disadvantage. Pending further legislative developments, we have not included any potential benefit that may result from the restructuring in our worldwide effective corporate tax rate for the six months ended June 30, 2002.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying consolidated financial statements of Noble (together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) were adopted and assumed from Noble Drilling upon the corporate restructuring (see Note 1). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble and its consolidated subsidiaries have been eliminated. The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble Drilling for the year ended December 31, 2001.

         Noble Drilling (Paul Romano) Inc. was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to a Noble EVA-4000(TM) semisubmersible. Noble Drilling (Paul Romano) Inc. is an indirect, wholly owned subsidiary of Noble and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of the Company and its affiliates and that the creditors of Noble Drilling (Paul Romano) Inc.

                                                                       FORM 10-Q


would be entitled to satisfy their claims from the assets of Noble Drilling (Paul Romano) Inc. prior to any distribution to the Company or its affiliates.

NOTE 3 - ACQUISITIONS

         On May 3, 2002, as part of our strategy to expand our technology initiative, we made several related acquisitions. We acquired all of the shares of WELLDONE Engineering GmbH ("WELLDONE") for $5,750,000 in cash. We agreed to pay up to an additional $3,500,000 provided WELLDONE's tools achieve certain operational and financial milestones during the period through May 3, 2004. WELLDONE's primary asset is its ownership in the "Well Director(TM)" automatic rotary steerable drilling system, which was designed by and is manufactured and marketed through DMT WELLDONE Drilling Services GmbH ("DMT WELLDONE"). As a result of our acquisition of WELLDONE, we acquired WELLDONE's 50 percent joint venture interest in DMT WELLDONE, which is further described below. We paid 2,900,000 Euros to Deutsche Montan Technologie GmbH ("DMT"), the other joint venturer in DMT WELLDONE, for the remaining 50 percent interest in the joint venture.

         On May 30, 2002, we also acquired 24 Well Director drilling tools and related assets owned by Phoenix Technology Services, Ltd. ("Phoenix") for $6,000,000 in cash. We agreed to pay up to an additional $3,000,000 provided certain operating performance milestones are achieved during the period through year end 2004. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well Director drilling tools.

         Pursuant to a related agreement, we and DMT each committed to fund 2,100,000 Euros to a new joint venture in which each party will have a 50 percent interest. The joint venture will in turn use such funds to retain DMT to conduct research and development. This joint venture will own the intellectual property rights of all new technology it develops.

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

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97), from subsidiaries of Transocean Sedco Forex Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We plan to upgrade these units to work in deeper water depths.

NOTE 4 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2002 and 2001 (in thousands, except per share amounts):


                             NET             BASIC            BASIC           DILUTED           DILUTED
THREE MONTHS ENDED:         INCOME           SHARES            EPS             SHARES             EPS
-------------------      ------------     ------------     ------------     ------------     ------------
JUNE 30, 2002 ......     $     57,438          132,507     $       0.43          134,132     $       0.43
JUNE 30, 2001 ......     $     68,003          133,865     $       0.51          135,457     $       0.50



                             NET             BASIC            BASIC           DILUTED          DILUTED
SIX MONTHS ENDED:           INCOME           SHARES            EPS             SHARES            EPS
--------------------     ------------     ------------     ------------     ------------     ------------

JUNE 30, 2002 ......     $    108,868          132,289     $       0.82          133,712     $       0.81
JUNE 30, 2001 ......     $    122,466          133,767     $       0.92          135,502     $       0.90


         Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,625,000 shares and 1,592,000 shares for the three month periods ended June 30, 2002 and 2001, respectively, and 1,423,000 shares and 1,735,000 shares for the six month periods ended June 30, 2002 and 2001, respectively.

                                                                       FORM 10-Q


NOTE 5 - MARKETABLE SECURITIES

         As of June 30, 2002, we owned marketable equity securities with a fair market value of $8,337,000, of which $7,451,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at June 30, 2002 at their fair value. We recognized a net unrealized holding loss of $256,000 and $359,000 related to these assets for the three and six month periods ended June 30, 2002, respectively. In addition, we recognized a net realized gain of $14,000 and a net realized loss of $81,000 related to these assets in the three month and six month periods ended June 30, 2002, respectively. The remaining investment in marketable equity securities, with a fair market value of $886,000 at June 30, 2002, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. On March 31, 2002, we recognized a realized loss of $9,758,000 on this investment for a decline in fair value considered by management to be other than temporary. We recognized an unrealized holding loss of $322,000 and $316,000 on this investment for the three month and six month periods ended June 30, 2002, respectively.

         As of June 30, 2002, we also owned marketable debt securities with a fair market value of $50,034,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at June 30, 2002 at their fair market value. We recognized a net unrealized holding loss of $16,000 and $67,000 related to these assets for the three month and six month periods ended June 30, 2002, respectively. In addition, we recognized a net realized loss of $72,000 related to these assets in the three month and six month periods ended June 30, 2002.

NOTE 6 - CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. In connection with our restructuring, Noble and one of its wholly owned subsidiaries, Noble Holding (U.S.) Corporation ("Noble Holding"), have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of June 30, 2002, we had outstanding letters of credit of $26,247,000 and no outstanding borrowings under the Credit Agreement, with $173,753,000 remaining available thereunder. Additionally, as of June 30, 2002, we had other letters of credit and third-party corporate guarantees totaling $12,300,000 outstanding, of which $3,300,000 is supported by a restricted cash deposit. Also, $9,151,000 of bid and performance bonds had been supported by surety bonds.

NOTE 7 - SALE OF INTEREST IN DEEPWATER EXPLORATION PROPERTY

         On March 28, 2002, we sold our five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties, which included their Falcon prospect, to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and related development costs on this property subsequent to June 30, 2001. We received this interest, along with interests in other Mariner Energy deepwater exploration properties, in March 2000 pursuant to the settlement of a lawsuit with Mariner Energy over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with Mariner Energy for use of the unit in the U.S. Gulf of Mexico. We realized a gain of $5,908,000 upon the sale of our interest in this property.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of June 30, 2002, we had approximately $83,000,000 of outstanding purchase commitments related to these projects.

                                                                       FORM 10-Q



NOTE 9 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

         Upon completion of our corporate restructuring, Noble and Noble Holding became guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balance of the 6.95% Senior Notes and the 7.50% Senior Notes at June 30, 2002 was $149,928,000 and $206,695,000, respectively. Noble Drilling is an indirect, wholly owned subsidiary of Noble and a direct, wholly owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

         The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the Securities and Exchange Commission. These consolidating financial statements are presented using the equity method of accounting.

                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)


                                                              NOBLE         NOBLE          OTHER       CONSOLIDATING
                                                 NOBLE       HOLDING       DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                             -----------    -----------   -----------   ------------   -------------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...............  $       100    $        --   $        --    $   197,592    $              $   197,692
  Restricted cash .........................           --             --            --          7,191                         7,191
  Investment in marketable securities .....        7,451             --            --         50,034                        57,485
  Accounts receivable .....................           --             --         1,913        182,310                       184,223
  Inventories .............................           --             --            --          3,568                         3,568
  Prepaid expenses ........................           --             --           293          9,585                         9,878
  Accounts receivable from affiliates .....        1,051             --       781,756             --       (782,807)            --
  Other current assets ....................           --             --         5,201         25,554                        30,755
                                             -----------    -----------   -----------    -----------    -----------    -----------
Total current assets ......................        8,602             --       789,163        475,834       (782,807)       490,792
                                             -----------    -----------   -----------    -----------    -----------    -----------


PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .......           --             --       165,196      2,751,985                     2,917,181
  Other ...................................           --             --            --         40,050             --         40,050
                                             -----------    -----------   -----------    -----------    -----------    -----------
                                                                              165,196      2,792,035             --      2,957,231
  Accumulated depreciation ................           --             --       (58,316)      (624,178)            --       (682,494)
                                             -----------    -----------   -----------    -----------    -----------    -----------

                                                      --             --       106,880      2,167,857             --      2,274,737
                                             -----------    -----------   -----------    -----------    -----------    -----------

NOTES RECEIVABLE FROM AFFILIATES ..........           --             --        57,384             --        (57,384)            --
INVESTMENTS IN AFFILIATES .................    1,910,019      1,911,394     1,350,161             --     (5,171,574)            --
INVESTMENT IN AND ADVANCES
  TO JOINT VENTURES .......................           --             --            --         23,503             --         23,503
OTHER ASSETS ..............................           --             --         6,194         86,707             --         92,901
                                             -----------    -----------   -----------    -----------    -----------    -----------
                                             $ 1,918,621    $ 1,911,394   $ 2,309,782    $ 2,753,901    $(6,011,765)   $ 2,881,933
                                             ===========    ===========   ===========    ===========    ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ....  $        --    $        --   $        --    $    61,714    $        --    $    61,714
  Accounts payable ........................           --             --         2,729         47,563             --         50,292
  Accrued payroll and related costs .......           --             --         9,237         30,343             --         39,580
  Taxes payable ...........................           --             --            --         35,878             --         35,878
  Interest payable ........................           --             --         7,699          2,057             --          9,756
  Accounts payable to affiliates ..........           --             --            --        782,807       (782,807)            --
  Other current liabilities ...............           --             --            43         23,184             --         23,227
                                             -----------    -----------   -----------    -----------    -----------    -----------
Total current liabilities .................           --             --        19,708        983,546       (782,807)       220,447


LONG-TERM DEBT ............................           --             --       356,623        162,157             --        518,780
NOTES PAYABLE TO AFFILIATES ...............           --             --            --         57,384        (57,384)            --

DEFERRED INCOME TAXES .....................           --             --        15,916        196,633             --        212,549
OTHER LIABILITIES .........................           --             --         6,141         10,678             --         16,819
COMMITMENTS AND CONTINGENCIES .............           --             --            --             --             --             --
MINORITY INTEREST .........................           --             --            --         (5,283)            --         (5,283)
                                             -----------    -----------   -----------    -----------    -----------    -----------

                                                      --             --       398,388      1,405,115       (840,191)       963,312
                                             -----------    -----------   -----------    -----------    -----------    -----------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share ..       13,452             --            --             --             --         13,452
  Capital in excess of par value ..........      935,288        870,744       870,744        377,770     (2,119,258)       935,288
  Retained earnings .......................    1,039,837      1,040,650     1,040,650        972,391     (3,053,691)     1,039,837
  Treasury stock, at cost .................      (52,766)            --            --             --             --        (52,766)
  Restricted stock (unearned
    compensation) .........................      (15,815)            --            --             --             --        (15,815)
  Accumulated other comprehensive loss ....       (1,375)            --            --         (1,375)         1,375         (1,375)
                                             -----------    -----------   -----------    -----------    -----------    -----------

                                               1,918,621      1,911,394     1,911,394      1,348,786     (5,171,574)     1,918,621
                                             -----------    -----------   -----------    -----------    -----------    -----------
                                             $ 1,918,621    $ 1,911,394   $ 2,309,782    $ 2,753,901    $(6,011,765)   $ 2,881,933
                                             ===========    ===========   ===========    ===========    ===========    ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (In thousands)


                                                                NOBLE        NOBLE          OTHER       CONSOLIDATING
                                                  NOBLE        HOLDING      DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                ----------   -----------   -----------   ------------   -------------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents .................   $       --   $        --   $        --    $   236,709    $        --    $   236,709
  Restricted cash ...........................           --            --            --          9,366             --          9,366
  Investment in marketable securities .......           --            --         6,281         35,316             --         41,597
  Accounts receivable .......................           --            --         1,933        167,075             --        169,008
  Inventories ...............................           --            --            --          3,626             --          3,626
  Prepaid expenses ..........................           --            --           296          5,018             --          5,314
  Accounts receivable from affiliates .......           --            --       813,002             --       (813,002)            --
  Other current assets ......................           --            --           955         27,474             --         28,429
                                                ----------   -----------   -----------    -----------    -----------    -----------
Total current assets ........................           --            --       822,467        484,584       (813,002)       494,049
                                                ----------   -----------   -----------    -----------    -----------    -----------


PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .........           --            --       118,746      2,620,828             --      2,739,574
  Other .....................................           --            --            --         30,964             --         30,964
                                                ----------   -----------   -----------    -----------    -----------    -----------
                                                                               118,746      2,651,792             --      2,770,538
  Accumulated depreciation ..................           --            --       (55,474)      (565,847)            --       (621,321)
                                                ----------   -----------   -----------    -----------    -----------    -----------

                                                        --            --        63,272      2,085,945             --      2,149,217
                                                ----------   -----------   -----------    -----------    -----------    -----------

NOTES RECEIVABLE FROM AFFILIATES ............           --            --        57,384             --        (57,384)            --
INVESTMENTS IN AFFILIATES ...................           --            --     1,234,549             --     (1,234,549)            --
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES ..........................           --            --            --         24,918             --         24,918
OTHER ASSETS ................................           --            --         6,290         76,266             --         82,556
                                                ----------   -----------   -----------    -----------    -----------    -----------
                                                $       --   $        --   $ 2,183,962    $ 2,671,713    $(2,104,935)   $ 2,750,740
                                                ==========   ===========   ===========    ===========    ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ......   $       --   $        --   $        --    $    55,430    $        --    $    55,430
  Accounts payable ..........................           --            --           623         46,373             --         46,996
  Accrued payroll and related costs .........           --            --         7,281         32,494             --         39,775
  Taxes payable .............................           --            --            --         35,136             --         35,136
  Interest payable ..........................           --            --         7,699          2,745             --         10,444
  Accounts payable to affiliates ............           --            --            --        813,002       (813,002)            --
  Other current liabilities .................           --            --            49         19,719             --         19,768
                                                ----------   -----------   -----------    -----------    -----------    -----------
Total current liabilities ...................           --            --        15,652      1,004,899       (813,002)       207,549


LONG-TERM DEBT ..............................           --            --       356,618        193,513             --        550,131
NOTES PAYABLE TO AFFILIATES .................           --            --            --         57,384        (57,384)            --
DEFERRED INCOME TAXES .......................           --            --        15,494        187,152             --        202,646
OTHER LIABILITIES ...........................           --            --         6,142         10,887             --         17,029
COMMITMENTS AND CONTINGENCIES ...............           --            --            --             --             --             --
MINORITY INTEREST ...........................           --            --            --         (4,934)            --         (4,934)
                                                ----------   -----------   -----------    -----------    -----------    -----------
                                                        --            --       393,906      1,448,901       (870,386)       972,421
                                                ----------   -----------   -----------    -----------    -----------    -----------

SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share ....           --            --        13,818             --             --         13,818
  Capital in excess of par value ............           --            --     1,041,017        377,770       (377,770)     1,041,017
  Retained earnings .........................           --            --       930,969        856,779       (856,779)       930,969
  Treasury stock, at cost ...................           --            --      (177,408)            --             --       (177,408)
  Restricted stock (unearned compensation) ..           --            --       (18,340)            --             --        (18,340)
  Accumulated other comprehensive loss ......           --            --            --        (11,737)            --        (11,737)
                                                ----------   -----------   -----------    -----------    -----------    -----------

                                                        --            --     1,790,056      1,222,812     (1,234,549)     1,778,319
                                                ----------   -----------   -----------    -----------    -----------    -----------

                                                $       --   $        --   $ 2,183,962    $ 2,671,713    $(2,104,935)   $ 2,750,740
                                                ==========   ===========   ===========    ===========    ===========    ===========

                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)



                                                          NOBLE       NOBLE         OTHER       CONSOLIDATING
                                             NOBLE       HOLDING    DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                           ---------    ---------   ---------    ------------   -------------    ---------

OPERATING REVENUES
  Contract drilling services ...........   $      --    $      --   $   2,841    $    232,081    $         --    $ 234,922
  Labor contract drilling services .....          --           --          --           6,735              --        6,735
  Engineering, consulting and other ....          --           --          69           5,734             (69)       5,734
                                           ---------    ---------   ---------    ------------    ------------    ---------

                                                  --           --       2,910         244,550             (69)     247,391
                                           ---------    ---------   ---------    ------------    ------------    ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services ...........          59           --       2,628         118,543             (69)     121,161
  Labor contract drilling services .....          --           --          --           5,087              --        5,087
  Engineering, consulting and other ....          --           --          --           5,459              --        5,459
  Depreciation and amortization ........          --           --       1,428          29,811              --       31,239
  Selling, general and administrative ..         754           --        (630)          6,047              --        6,171
                                           ---------    ---------   ---------    ------------    ------------    ---------
                                                 813           --       3,426         164,947             (69)     169,117
                                           ---------    ---------   ---------    ------------    ------------    ---------

OPERATING (LOSS) INCOME ................        (813)          --        (516)         79,603              --       78,274

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net
    of tax) ............................      58,251       58,251      62,313              --        (178,815)          --
  Interest expense .....................          --           --      (6,482)         (4,109)             --      (10,591)
  Other, net ...........................          --           --         748           1,191              --        1,939
                                           ---------    ---------   ---------    ------------    ------------    ---------
INCOME BEFORE INCOME TAXES .............      57,438       58,251      56,063          76,685        (178,815)      69,622
INCOME TAX BENEFIT (PROVISION) .........          --           --       2,188         (14,372)             --      (12,184)
                                           ---------    ---------   ---------    ------------    ------------    ---------

NET INCOME .............................   $  57,438    $  58,251   $  58,251    $     62,313    $   (178,815)   $  57,438
                                           =========    =========   =========    ============    ============    =========

                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2001
                                 (In thousands)
                                   (Unaudited)



                                                                 NOBLE      NOBLE          OTHER       CONSOLIDATING
                                                     NOBLE      HOLDING    DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                   ---------   ---------   ---------    ------------   -------------    ---------
OPERATING REVENUES
  Contract drilling services ...................   $      --   $      --   $   3,026    $    230,318    $         --    $ 233,344
  Labor contract drilling services .............          --          --          --           7,977              --        7,977
  Engineering, consulting and other ............          --          --       3,872           5,325          (3,872)       5,325
                                                   ---------   ---------   ---------    ------------    ------------    ---------

                                                          --          --       6,898         243,620          (3,872)     246,646
                                                   ---------   ---------   ---------    ------------    ------------    ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services ...................          --          --       1,979         105,330          (3,872)     103,437
  Labor contract drilling services .............          --          --          --           6,558              --        6,558
  Engineering, consulting and other ............          --          --          --           3,807              --        3,807
  Depreciation and amortization ................          --          --       1,740          27,376              --       29,116
  Selling, general and administrative ..........          --          --         208           6,122              --        6,330
                                                   ---------   ---------   ---------    ------------    ------------    ---------
                                                          --          --       3,927         149,193          (3,872)     149,248
                                                   ---------   ---------   ---------    ------------    ------------    ---------


OPERATING INCOME ...............................          --          --       2,971          94,427              --       97,398

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ...          --          --      70,294              --         (70,294)          --
  Interest expense .............................          --          --      (7,294)         (5,107)             --      (12,401)
  Other, net ...................................          --          --         799           3,469              --        4,268
                                                   ---------   ---------   ---------    ------------    ------------    ---------

INCOME BEFORE INCOME TAXES .....................          --          --      66,770          92,789         (70,294)      89,265
INCOME TAX BENEFIT (PROVISION) .................          --          --       1,233         (22,495)             --      (21,262)
                                                   ---------   ---------   ---------    ------------    ------------    ---------


NET INCOME .....................................   $      --   $      --   $  68,003    $     70,294    $    (70,294)   $  68,003
                                                   =========   =========   =========    ============    ============    =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)



                                                                NOBLE        NOBLE         OTHER       CONSOLIDATING
                                                    NOBLE      HOLDING     DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                  ---------    ---------   ---------    ------------   -------------    ---------
OPERATING REVENUES
  Contract drilling services ..................   $      --    $      --   $   5,834    $    449,893    $         --    $ 455,727
  Labor contract drilling services ............          --           --          --          14,659              --       14,659
  Engineering, consulting and other ...........          --           --         138          12,478            (138)      12,478
                                                  ---------    ---------   ---------    ------------    ------------    ---------

                                                         --           --       5,972         477,030            (138)     482,864
                                                  ---------    ---------   ---------    ------------    ------------    ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services ..................          59           --       5,032         230,340            (138)     235,293
  Labor contract drilling services ............          --           --          --          11,414              --       11,414
  Engineering, consulting and other ...........          --           --          --          10,363              --       10,363
  Depreciation and amortization ...............          --           --       2,844          58,688              --       61,532
  Selling, general and administrative .........         754           --        (572)         15,201              --       15,383
                                                  ---------    ---------   ---------    ------------    ------------    ---------
                                                        813           --       7,304         326,006            (138)     333,985
                                                  ---------    ---------   ---------    ------------    ------------    ---------


OPERATING INCOME ..............................        (813)          --      (1,332)        151,024              --      148,879

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..     109,681      109,681     115,612              --        (334,974)          --
  Interest expense ............................          --           --     (12,964)         (8,327)             --      (21,291)
  Other, net ..................................          --           --       5,171          (1,494)             --        3,677
                                                  ---------    ---------   ---------    ------------    ------------    ---------


INCOME BEFORE INCOME TAXES ....................     108,868      109,681     106,487         141,203        (334,974)     131,265
INCOME TAX BENEFIT (PROVISION) ................          --           --       3,194         (25,591)             --      (22,397)
                                                  ---------    ---------   ---------    ------------    ------------    ---------

NET INCOME ....................................   $ 108,868    $ 109,681   $ 109,681    $    115,612    $   (334,974)   $ 108,868
                                                  =========    =========   =========    ============    ============    =========

                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                 NOBLE       NOBLE         OTHER       CONSOLIDATING
                                                     NOBLE      HOLDING    DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                   ---------   ---------   ---------    ------------   -------------    ---------

OPERATING REVENUES
  Contract drilling services ...................   $      --   $      --   $   6,019    $    437,752    $         --    $ 443,771
  Labor contract drilling services .............          --          --          --          15,458              --       15,458
  Engineering, consulting and other ............          --          --       7,744           9,808          (7,744)       9,808
                                                   ---------   ---------   ---------    ------------    ------------    ---------
                                                          --          --      13,763         463,018          (7,744)     469,037
                                                   ---------   ---------   ---------    ------------    ------------    ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services ...................          --          --       3,651         203,712          (7,744)     199,619
  Labor contract drilling services .............          --          --          --          12,637              --       12,637
  Engineering, consulting and other ............          --          --          --           6,663              --        6,663
  Depreciation and amortization ................          --          --       3,239          53,816              --       57,055
  Selling, general and administrative ..........          --          --         313          12,542              --       12,855
                                                   ---------   ---------   ---------    ------------    ------------    ---------
                                                          --          --       7,203         289,370          (7,744)     288,829
                                                   ---------   ---------   ---------    ------------    ------------    ---------


OPERATING INCOME ...............................          --          --       6,560         173,648              --      180,208

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ...          --          --     126,273              --        (126,273)          --
  Interest expense .............................          --          --     (14,588)        (10,368)             --      (24,956)
  Other, net ...................................          --          --       2,171           4,947              --        7,118
                                                   ---------   ---------   ---------    ------------    ------------    ---------

INCOME BEFORE INCOME TAXES .....................          --          --     120,416         168,227        (126,273)     162,370
INCOME TAX BENEFIT (PROVISION) .................          --          --       2,050         (41,954)             --      (39,904)
                                                   ---------   ---------   ---------    ------------    ------------    ---------


NET INCOME .....................................   $      --   $      --   $ 122,466    $    126,273    $   (126,273)   $ 122,466
                                                   =========   =========   =========    ============    ============    =========

                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)


                                                                   NOBLE        NOBLE         OTHER       CONSOLIDATING
                                                        NOBLE     HOLDING     DRILLING     SUBSIDIARIES     ADJUSTMENTS      TOTAL
                                                     --------    ---------    ---------    ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................   $108,868    $ 109,681    $ 109,681    $    115,612    $   (334,974)  $ 108,868
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ................         --           --        2,844          58,688              --      61,532
    Deferred income tax provision ................         --           --          422          14,460              --      14,882
    Deferred repair and maintenance amortization .         --           --          361          13,022              --      13,383
    Equity in income of joint ventures ...........         --           --           --            (586)             --        (586)
    Compensation expense from stock-based plans ..        813           --        1,670              42              --       2,525
    Realized loss on impairment of investment ....         --           --           --           9,758              --       9,758
    Gain on sale of interest in deepwater
      exploration property .......................         --           --           --          (5,908)             --      (5,908)
    Gain on sale of property and equipment .......         --           --           --            (359)             --        (359)
    Equity earnings in affiliates ................   (109,681)    (109,681)    (115,612)             --         334,974          --
    Other ........................................         --           --           96           1,305              --       1,401
    Changes in current assets and liabilities,
      net of acquired working capital:
      Accounts receivable ........................         --           --           20         (15,235)             --     (15,215)
      Accounts receivable from affiliates ........     (4,044)          --       37,873              --         (33,829)         --
      Other current assets .......................         --           --       (4,707)         (3,805)             --      (8,512)
      Accounts payable ...........................         --           --        2,106            (793)             --       1,313
      Accounts payable to affiliates .............         --           --           --         (33,829)         33,829          --
      Other current liabilities ..................         --           --        1,950           1,368              --       3,318
                                                     --------    ---------    ---------    ------------    ------------   ---------
         Net cash (used for) provided by
           operating activities ..................     (4,044)          --       36,704         153,740              --     186,400
                                                     --------    ---------    ---------    ------------    ------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...........................         --           --       (1,464)       (101,473)             --    (102,937)
  Acquisitions ...................................         --           --      (45,000)        (45,400)             --     (90,400)
  Proceeds from sales of property and equipment ..         --           --           --             839              --         839
  Proceeds from sale of interest in deepwater
    exploration property .........................         --           --           --           6,200              --       6,200
  Deferred repair and maintenance expenditures ...         --           --         (371)        (17,276)             --     (17,647)
  Investment in and advances to
    joint ventures, net ..........................         --           --           --           2,001              --       2,001
  Investment in marketable securities ............         --           --           --         (27,810)             --     (27,810)
  Proceeds from sales of marketable securities ...         --           --           --          12,955              --      12,955
                                                     --------    ---------    ---------    ------------    ------------   ---------
         Net cash used for investing activities ..         --           --      (46,835)       (169,964)             --    (216,799)
                                                     --------    ---------    ---------    ------------    ------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ......................         --           --           --         (25,068)             --     (25,068)
  Proceeds from issuance of common stock, net ....      3,303           --        9,092              --              --      12,395
  Proceeds from sales of put options
      on common stock ............................        841           --        1,039              --              --       1,880
  Decrease in restricted cash ....................         --           --           --           2,175              --       2,175
                                                     --------    ---------    ---------    ------------    ------------   ---------
         Net cash provided by (used for)
           financing activities ..................      4,144           --       10,131         (22,893)             --      (8,618)
                                                     --------    ---------    ---------    ------------    ------------   ---------
INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS ...................        100           --           --         (39,117)             --     (39,017)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD .........................         --           --           --         236,709              --     236,709
                                                     --------    ---------    ---------    ------------    ------------   ---------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD ...............................   $    100    $      --          $--    $    197,592    $         --   $ 197,692
                                                     ========    =========    =========    ============    ============   =========

                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (In thousands)
                                   (Unaudited)


                                                                  NOBLE        NOBLE       OTHER       CONSOLIDATING
                                                       NOBLE      HOLDING     DRILLING   SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                                      --------   ---------    ---------  ------------  --------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................ $     --   $      --    $ 122,466    $ 126,273    $   (126,273)   $ 122,466
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization ..................       --          --        3,239       53,816              --       57,055
     Deferred income tax provision ..................       --          --        3,001       23,301              --       26,302
     Deferred repair and maintenance amortization ...       --          --          455        9,880              --       10,335
     Equity in loss of joint ventures ...............       --          --           --        2,474              --        2,474
     Compensation expense from stock-based plans ....       --          --        1,946           --              --        1,946
     Gain on sales of property and equipment ........                   --           --         (716)             --         (716)
     Equity earnings in affiliates ..................       --          --     (126,273)          --         126,273           --
     Other ..........................................       --          --         (130)       2,292              --        2,162
     Changes in current assets and liabilities,
       net of acquired working capital: .............       --          --           --           --              --           --
        Accounts receivable .........................       --          --          756      (18,128)             --      (17,372)
        Accounts receivable from affiliates .........       --          --       19,682           --         (19,682)          --
        Other current assets ........................       --          --         (254)      (8,324)             --       (8,578)
        Accounts payable ............................       --          --        6,987      (22,533)             --      (15,546)
        Accounts payable to affiliates ..............       --          --           --      (19,682)         19,682           --
        Other current liabilities ...................       --          --        8,053         (861)             --        7,192
                                                      --------   ---------    ---------    ---------    ------------    ---------
         Net cash provided by operating
           activities ...............................       --          --       39,928      147,792              --      187,720
                                                      --------   ---------    ---------    ---------    ------------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..............................       --          --      (13,028)     (33,240)             --      (46,268)
  Acquisition of Maurer Engineering Incorporated ....       --          --       (6,090)          --              --       (6,090)
  Proceeds from sales of property and equipment .....                                --          716              --          716
  Deferred repair and maintenance expenditures ......       --          --       (1,241)     (16,845)             --      (18,086)
  Investment in and advances to joint ventures, net..       --          --           --      (17,896)             --      (17,896)
                                                      --------   ---------    ---------    ---------    ------------    ---------
         Net cash used for investing activities .....       --          --      (20,359)     (67,265)             --      (87,624)
                                                      --------   ---------    ---------    ---------    ------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt .........................       --          --           --      (26,490)             --      (26,490)
  Proceeds from issuance of common stock, net .......                   --       12,930           --              --       12,930
  Purchase of shares returned to treasury ...........                   --      (37,870)          --              --      (37,870)
  Increase in restricted cash .......................       --          --           --       (3,301)             --       (3,301)
                                                      --------   ---------    ---------    ---------    ------------    ---------
         Net cash used for financing activities .....       --          --      (24,940)     (29,791)             --      (54,731)
                                                      --------   ---------    ---------    ---------    ------------    ---------

(DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ............................       --          --       (5,371)      50,736              --       45,365

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .............................       --          --        5,398      167,837              --      173,235
                                                      --------   ---------    ---------    ---------    ------------    ---------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD ................................... $     --   $      --    $      27    $ 218,573    $         --    $ 218,600
                                                      ========   =========    =========    =========    ============    =========

                                                                       FORM 10-Q


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

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and six months ended June 30, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.



                                      INTERNATIONAL   DOMESTIC
                                        CONTRACT      CONTRACT      ENGINEERING
THREE MONTHS ENDED:                     DRILLING      DRILLING      & CONSULTING
JUNE 30, 2002:                          SERVICES      SERVICES        SERVICES         OTHER           TOTAL
-----------------------------------   -------------  ------------   ------------    ------------    ------------

Revenues from external customers ..   $    159,736   $     76,378   $      3,204    $      8,073    $    247,391
Intersegment revenues .............             --             --            127              --             127
Segment profit (loss) .............         51,728          9,761           (777)         (3,287)         57,425
Total assets ......................      1,292,240      1,409,289         11,559         168,845       2,881,933

JUNE 30, 2001:

Revenues from external customers ..   $    112,124   $    122,534   $      3,108    $      8,880    $    246,646
Intersegment revenues .............             --             --             39              --              39
Segment profit ....................         26,288         40,942            129             653          68,012
Total assets ......................      1,154,794      1,460,357          9,650          61,259       2,686,060


                                      INTERNATIONAL     DOMESTIC
                                         CONTRACT       CONTRACT      ENGINEERING
SIX MONTHS ENDED:                        DRILLING       DRILLING     & CONSULTING
JUNE 30, 2002:                           SERVICES       SERVICES       SERVICES         OTHER            TOTAL
----------------------------------    ------------   ------------   ------------    ------------    ------------

Revenues from external customers ...   $    308,632   $    150,028   $      6,566    $     17,638    $    482,864
Intersegment revenues ..............             --             --            148              --             148
Segment profit (loss) ..............         94,873         24,084         (1,046)         (9,055)        108,856

JUNE 30, 2001:

Revenues from external customers ...   $    207,219   $    239,143   $      5,328    $     17,347    $    469,037
Intersegment revenues ..............             --             --             86              --              86
Segment profit .....................         40,893         80,477            216             902         122,488

                                                                       FORM 10-Q


         The following table is a reconciliation of reportable segment profit to our consolidated totals for the three and six months ended June 30, 2002 and 2001 (in thousands).


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                     ----------------------------
                                                        2002             2001
                                                     ------------    ------------
Total profit for reportable segments .............   $     60,712    $     67,359
Elimination of intersegment losses (profits) .....             13              (9)
Other (loss) profit ..............................         (3,287)            653
                                                     ------------    ------------
  Total consolidated net income ..................   $     57,438    $     68,003
                                                     ============    ============



                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------

Total profit for reportable segments .............   $    117,911    $    121,586
Elimination of intersegment losses (profits) .....             12             (22)
Other (loss) profit ..............................         (9,055)            902
                                                     ------------    ------------
  Total consolidated net income ..................   $    108,868    $    122,466
                                                     ============    ============

                                                                       FORM 10-Q



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

         As used herein, unless otherwise required by the context, the term "Noble" refers to Noble Corporation (see "Corporate Restructuring" below), the term "Noble Drilling" refers to Noble Drilling Corporation and the terms "Company", "we", "our", and words of similar import refer to Noble and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

CORPORATE RESTRUCTURING

         On April 30, 2002, Noble Corporation, a Cayman Islands company (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The restructuring was accomplished through the merger of an indirect, wholly owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities or shareholders' equity did not change as a result of the restructuring.

         Noble Drilling sought stockholder approval of and effected the restructuring as a means to remain competitive in the global marketplace to provide diversified services to the oil and gas industry. Under the restructured organization, we gain flexibility to reduce our worldwide corporate effective tax rate, to increase the operational efficiencies of our business, and to create a corporate structure that is generally more favorable for expansion of our business. Additionally, we believe Noble could be a more attractive investment alternative to a wider range of investors.

                                                                       FORM 10-Q


         For the six months ended June 30, 2002, 64 percent of our revenues and 87 percent of our net income was derived from drilling operations outside of the United States. Our restructuring was in part driven by inequitable treatment under current U.S. tax laws, which impose taxes on the worldwide income of U.S. companies. This method of taxation places U.S.-based multinationals at a competitive disadvantage. The parent companies of our largest competitors are incorporated in the Cayman Islands and other non-U.S. countries that impose either no tax or tax at rates substantially less than the United States.

         As previously disclosed and widely reported in the media, several bills have been introduced in the U.S. House of Representatives and the U.S. Senate which deal with various aspects of corporate "inversions." Certain proposed legislation, if enacted in its form as originally filed, would substantially reduce or eliminate the benefits of the restructuring to Noble. Other proposed legislation is also directed towards leveling the playing field with respect to provisions in the U.S. Internal Revenue Code that put U.S. companies competing in a global marketplace at a competitive disadvantage. Pending further legislative developments, we have not included any potential benefit that may result from the restructuring in our worldwide effective corporate tax rate for the six months ended June 30, 2002.

THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 53 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of 13 semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths up to 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, India and Mexico. We also provide labor contract drilling services, well site and project management services, and engineering services. In addition, as part of our technology initiative, we design and develop drilling products, drilling related software programs and technical solutions to enhance drilling efficiency.

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

         Oil and natural gas prices remained steady during the second quarter of 2002. Demand for offshore drilling rigs in the U.S. Gulf of Mexico increased, and as a result, rig utilization rates and dayrates in the Gulf began to improve during the recent quarter. Despite increasing during the first half of 2002, natural gas prices remained below prices of a year ago due principally to a build-up in natural gas inventory storage levels from a strong supply of natural gas during the first half of 2001. We believe that a continuation of high natural gas inventory storage levels could adversely impact natural gas prices and the demand for offshore drilling rigs in the U.S. Gulf of Mexico. Drilling activity in many international markets, which are influenced more by oil prices, remained strong as reflected by continued high utilization rates and dayrates. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.

ACQUISITIONS

         On May 3, 2002, as part of our strategy to expand our technology initiative, we made several related acquisitions. We acquired all of the shares of WELLDONE Engineering GmbH ("WELLDONE") for $5,750,000 in cash. We agreed to pay up to an additional $3,500,000 provided WELLDONE's tools achieve certain operational and financial milestones during the period through May 3, 2004. WELLDONE's primary asset is its ownership in the "Well Director(TM)" automatic rotary steerable drilling system, which was designed by and is manufactured and marketed through DMT WELLDONE Drilling Services GmbH ("DMT WELLDONE"). As a result of our acquisition of WELLDONE, we acquired WELLDONE's 50 percent joint venture interest

                                                                       FORM 10-Q


in DMT WELLDONE, which is further described below. We paid 2,900,000 Euros to Deutsche Montan Technologie GmbH ("DMT"), the other joint venturer in DMT WELLDONE, for the remaining 50 percent interest in the joint venture.

         On May 30, 2002, we also acquired 24 Well Director drilling tools and related assets owned by Phoenix Technology Services, Ltd. ("Phoenix") for $6,000,000 in cash. We agreed to pay up to an additional $3,000,000 provided certain operating performance milestones are achieved during the period through year end 2004. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well Director drilling tools.

         Pursuant to a related agreement, we and DMT each committed to fund 2,100,000 Euros to a new joint venture in which each party will have a 50 percent interest. The joint venture will in turn use such funds to retain DMT to conduct research and development. This joint venture will own the intellectual property rights of all new technology it develops.

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

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97), from subsidiaries of Transocean Sedco Forex Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We plan to upgrade these units to work in deeper water depths.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     GENERAL

         Net income for the second quarter of 2002 (the "Current Quarter") was $57,438,000, or $0.43 per diluted share, on operating revenues of $247,391,000, compared to net income for the second quarter of 2001 (the "Comparable Quarter") of $68,003,000, or $0.50 per diluted share, on operating revenues of $246,646,000.


     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended June 30, 2002 and 2001:


                                  AVERAGE RIG
                               UTILIZATION RATE(1)              OPERATING DAYS               AVERAGE DAYRATE
                           ---------------------------     --------------------------    -------------------------
                              THREE MONTHS ENDED              THREE MONTHS ENDED           THREE MONTHS ENDED
                                   JUNE 30,                         JUNE 30,                     JUNE 30,
                           ---------------------------     --------------------------    --------------------------
                              2002            2001            2002           2001           2002            2001
                           -----------     -----------     -----------    -----------    -----------    -----------
International .........             98%             87%          2,488          1,993    $    63,881    $    55,722
Domestic ..............             88%             98%          1,363          1,718    $    55,750    $    71,182



----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

                                                                       FORM 10-Q


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the three months ended June 30, 2002 and 2001:


                                                        REVENUES                       GROSS MARGIN
                                             ----------------------------      -----------------------------
                                                   THREE MONTHS ENDED               THREE MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                             -----------------------------     -----------------------------
                                                 2002             2001            2002               2001
                                             ------------     ------------     ------------     ------------
                                                                      (In thousands)

Contract drilling services .............     $    158,935     $    111,054     $     83,004     $     47,851
Labor contract drilling services .......            6,735            7,977            1,648            1,419
Engineering, consulting and other ......            3,109            2,246            1,101            1,142
                                             ------------     ------------     ------------     ------------
         Total .........................     $    168,779     $    121,277     $     85,753     $     50,412
                                             ============     ============     ============     ============


         OPERATING REVENUES. International contract drilling services revenues increased $47,881,000 due to higher average dayrates in the North Sea and West Africa, higher rig utilization in the Middle East and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson. As a result of this acquisition, the results of operations of the Noble Julie Robertson are included in our consolidated statements of income from the purchase date. Prior to that date, the investment was accounted for under the equity method. Labor contract drilling services revenues decreased $1,242,000 due to lower utilization on our North Sea labor contracts and fewer equipment rentals on the Hibernia project in Canada. International engineering, consulting and other revenues increased $863,000 due to an additional engineering services contract in the North Sea and the expansion of our technology initiative to certain international markets during 2002.

         GROSS MARGIN. International contract drilling services gross margin increased $35,153,000 due to higher average dayrates in the North Sea and West Africa, higher rig utilization in the Middle East and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson. Despite lower revenue, international labor contract drilling services gross margin increased $229,000 due to lower utilization on labor contracts in the North Sea that have lower gross margins than our average labor contract.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the three months ended June 30, 2002 and 2001:


                                                 REVENUES                      GROSS MARGIN
                                         --------------------------    ---------------------------
                                             THREE MONTHS ENDED             THREE MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                         --------------------------    ---------------------------
                                            2002           2001           2002            2001
                                         -----------    -----------    -----------     -----------
                                                              (In thousands)

Contract drilling services ..........    $    75,987    $   122,290    $    30,757     $    82,056
Engineering, consulting and other ...          2,625          3,079           (826)            376
                                         -----------    -----------    -----------     -----------
         Total ......................    $    78,612    $   125,369    $    29,931     $    82,432
                                         ===========    ===========    ===========     ===========

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $46,303,000, as weak market conditions in the U.S. Gulf of Mexico resulted in lower average dayrates and utilization rates on our domestic jackup and submersible rigs. In addition, average dayrates and utilization rates on our domestic deepwater units decreased in the Current Quarter as compared to the Comparable Quarter. Domestic engineering, consulting and other revenues decreased $454,000 due to reduced demand for drilling engineering services provided by our Triton Engineering Services Company subsidiary ("Triton"), which was attributable to the soft market conditions in the U.S. Gulf of Mexico. This was partially offset by higher revenue earned by our Noble Engineering & Development Limited ("NED") and Maurer Technology Incorporated ("Maurer") technology subsidiaries.

                                                                       FORM 10-Q


         GROSS MARGIN. Domestic contract drilling services gross margin decreased $51,299,000 due to lower average dayrates and utilization rates on our jackup, submersible and deepwater semisubmersible rigs in the U.S. Gulf of Mexico. Domestic engineering, consulting and other gross margin decreased $1,202,000 due to reduced demand for Triton's drilling engineering services and higher operating costs for NED.


    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2,123,000 in the Current Quarter as compared to the Comparable Quarter due to various capital upgrades to our rig fleet and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $159,000 due to lower marketing and advertising costs in the Current Quarter.

         INTEREST EXPENSE. Interest expense decreased $1,810,000 due to lower average debt balances in the Current Quarter.

         OTHER, NET. Other net decreased $2,329,000 due principally to the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson.

         INCOME TAX PROVISION. Income tax provision decreased $9,078,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 18 percent in the Current Quarter compared to 24 percent in the Comparable Quarter. The lower effective tax rate in the Current Quarter was a result of a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations.


FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     GENERAL

         Net income for the six months ended June 30, 2002 (the "Current Period") was $108,868,000, or $0.81 per diluted share, on operating revenues of $482,864,000, compared to net income for the six months ended June 30, 2001 (the "Comparable Period") of $122,466,000, or $0.90 per diluted share, on operating revenues of $469,037,000.


     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the six months ended June 30, 2002 and 2001:


                                  AVERAGE RIG
                             UTILIZATION RATE(1)           OPERATING DAYS               AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                               SIX MONTHS ENDED            SIX MONTHS ENDED             SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,                     JUNE 30,
                           ------------------------    -------------------------    ------------------------
                              2002         2001            2002         2001           2002          2001
                           -----------  -----------    -----------   -----------    -----------  -----------

International.........         96%          83%            4,844        3,866        $  63,365    $  53,080
Domestic..............         81%          98%            2,531        3,309        $  58,786    $  72,095

----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

                                                                       FORM 10-Q


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the six months ended June 30, 2002 and 2001:


                                                      REVENUES                       GROSS MARGIN
                                            --------------------------      ----------------------------
                                                  SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                            ----------------------------    ----------------------------
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
                                                                   (In thousands)
Contract drilling services .............    $    306,940    $    205,207    $    154,584    $     85,115
Labor contract drilling services .......          14,659          15,458           3,245           2,821
Engineering, consulting and other ......           6,136           4,174           2,349           2,158
                                            ------------    ------------    ------------    ------------
         Total .........................    $    327,735    $    224,839    $    160,178    $     90,094
                                            ============    ============    ============    ============


         OPERATING REVENUES. International contract drilling services revenues increased $101,733,000 due to higher average dayrates in the North Sea, the Middle East and West Africa, higher rig utilization in the Middle East and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson. Labor contract drilling services revenues decreased $799,000 due to fewer equipment rentals on the Hibernia project in Canada and lower utilization on our North Sea labor contracts. International engineering, consulting and other revenues increased $1,962,000 due to an additional engineering services contract in the North Sea and the expansion of our technology initiative to certain international markets during 2002.

         GROSS MARGIN. International contract drilling services gross margin increased $69,469,000 due to higher average dayrates in the North Sea, the Middle East and West Africa, higher rig utilization in the Middle East and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson. International labor contract drilling services gross margin increased $424,000 due to lower utilization on labor contracts in the North Sea that have lower gross margins than our average labor contract. International engineering, consulting and other gross margin increased $191,000 due to an additional engineering services contract in the North Sea.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the six months ended June 30, 2002 and 2001:


                                                    REVENUES                     GROSS MARGIN
                                          ----------------------------    -----------------------------
                                                SIX MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30
                                          ----------------------------    -----------------------------
                                              2002            2001            2002             2001
                                          ------------    ------------    ------------     ------------
                                                                 (In thousands)
Contract drilling services ...........    $    148,787    $    238,564    $     65,850     $    159,037
Engineering, consulting and other ....           6,342           5,634            (234)             987
                                          ------------    ------------    ------------     ------------
         Total .......................    $    155,129    $    244,198    $     65,616     $    160,024
                                          ============    ============    ============     ============


         OPERATING REVENUES. Domestic contract drilling services revenues decreased $89,777,000, as weak market conditions in the U.S. Gulf of Mexico resulted in lower average dayrates and utilization on our domestic assets, especially our jackup rigs. Domestic engineering, consulting and other revenues increased $708,000 due to additional revenues provided by Maurer, which was acquired during the Comparable Period, partially offset by reduced demand for Triton's drilling engineering services.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $93,187,000 due to lower average dayrates and utilization rates on our jackup, submersible and deepwater semisubmersible rigs in the U.S. Gulf of Mexico. Domestic engineering, consulting and other gross margin decreased $1,221,000 due to reduced demand for Triton's drilling engineering services and higher operating costs for NED.

                                                                       FORM 10-Q



    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4,477,000 in the Current Period as compared to the Comparable Period due to various capital upgrades to our rig fleet and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,528,000 due to costs incurred related to our corporate restructuring.

         INTEREST EXPENSE. Interest expense decreased $3,665,000 due to lower average debt balances in the Current Period.

         OTHER, NET. Other, net decreased $3,441,000 due to recognition of a realized loss of $9,758,000 on an investment in marketable equity securities for a decline in fair value considered by management to be other than temporary. This loss was partially offset by a gain of $5,908,000 on the sale of our five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and related development costs on this property subsequent to June 30, 2001.

         INCOME TAX PROVISION. Income tax provision decreased $17,507,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 17 percent in the Current Period compared to 25 percent in the Comparable Period. The lower effective tax rate in the Current Period was a result of a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         At June 30, 2002, we had cash and cash equivalents of $197,692,000 and $173,753,000 of funds available under our bank credit facility. We had working capital, including cash, of $270,345,000 and $286,500,000 at June 30, 2002 and December 31, 2001, respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 23 percent at June 30, 2002 from 25 percent at December 31, 2001.

         As of August 6, 2002, we have repurchased 400,000 of our ordinary shares at a total cost of $12,362,000 since June 30, 2002. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.

         During the Current Quarter, we sold put options covering an aggregate of 300,000 of our ordinary shares in private transactions at an average price paid to us of $2.80 per option. The options give the holder the right to require us to purchase 300,000 of our ordinary shares from the holder at various exercise prices, ranging from $35.10 to $37.93 per share, on their respective expiration dates in November and December 2002. If we are required to purchase the shares covered by the option, we have an option to settle in cash or net shares of Noble. Also during the Current Quarter, 200,000 put options that we previously sold expired unexercised so that we no longer have any purchase requirement with regard to the shares covered by those options. As of August 6, we have sold an additional 300,000 put options on our ordinary shares at an average price of $2.90 per option since June 30, 2002. These put options, which have the same characteristics as those sold in the Current Quarter, have exercise prices ranging from $27.11 to $29.03 per share and expire in January and February 2003. Another 300,000 put options that we previously sold expired unexercised in July 2002.

         These share repurchases and sales of put options were effected pursuant to our share repurchase program covering up to 15,000,000 shares which has been adopted and authorized by the board of directors of Noble. Giving effect to such transactions, as of August 6, 2002, 10,204,000 shares were available and unreserved out of such authorizations.

    CAPITAL EXPENDITURES

         Capital expenditures totaled $69,890,000 and $102,937,000 for the Current Quarter and Current Period, respectively. During the Current Period, we also purchased two semisubmersible drilling rigs and two baredecks for $76,000,000 in the aggregate. In addition, deferred repair and maintenance expenditures totaled $9,601,000 and $17,647,000 for the Current

                                                                       FORM 10-Q


Quarter and Current Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2002 will aggregate approximately $150,000,000 and $20,000,000, respectively.

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of June 30, 2002, we had approximately $83,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2002 capital expenditure and deferred repair and maintenance amounts above.

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

   CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. In connection with our restructuring, Noble and Noble Holding (U.S.) Corporation have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. As of June 30, 2002, we had outstanding letters of credit of $26,247,000 and no outstanding borrowings under the Credit Agreement, with $173,753,000 remaining available thereunder. Additionally, as of June 30, 2002, we had other letters of credit and third-party corporate guarantees totaling $12,300,000, of which $3,300,000 is supported by a restricted cash deposit, and $9,151,000 of bid and performance bonds had been supported by surety bonds.

         At June 30, 2002, total long-term debt was $580,494,000, including current maturities of $61,714,000, compared to total long-term debt of $605,561,000, including current maturities of $55,430,000, at December 31, 2001. In July 2002, we repurchased and retired $5 million principal amount of our 7.50% Senior Notes due 2019 for $5,350,000 plus accrued interest.

         We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As we had no business combinations in process upon this statement becoming effective, adoption of SFAS 141 did not have an impact on our consolidated results of operations, cash flows or financial position. SFAS 142 requires that goodwill and other intangible assets no longer be amortized, but rather tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In conjunction with the adoption of SFAS 142 on January 1, 2002, we completed the initial transition impairment test required by SFAS 142 and determined that our existing goodwill was not impaired. Our adoption of SFAS 142 did not have a material impact on our consolidated results of operations, cash flows or financial position.

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

                                                                       FORM 10-Q


assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on our consolidated results of operations, cash flows or financial position.

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

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At June 30, 2002, there were no outstanding borrowings under our Credit Agreement. Therefore, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

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

                                                                       FORM 10-Q

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

         During the three month period ended June 30, 2002, we sold European put options covering 300,000 shares of our stock in three separate private transactions of 100,000 put options each. The options give the holder the right to require us to purchase shares of our stock from the holder at their respective exercise prices on their respective expiration dates. If we are required to purchase the shares covered by the options, we have the option to settle in cash or net shares of Noble. On May 29, 2002, we sold 100,000 European put options to Goldman Sachs for a premium price of $2.84 per option, resulting in cash consideration of $284,000. These options have a strike price of $37.93, representing 90 percent of the $42.15 spot price, and have a term of six months. On June 3, 2002, we sold 100,000 European put options to Salomon Smith Barney for a premium price of $2.80 per option, resulting in cash consideration of $280,000. These options have a strike price of $37.12, representing 90 percent of the $41.24 spot price, and have a term of six months. On June 5, 2002, we sold 100,000 European put options to Merrill Lynch for a premium price of $2.77 per option, resulting in cash consideration of $277,000. These options have a strike price of $35.10, representing 90 percent of the $39.00 spot price, and have a term of six months.

                                                                       FORM 10-Q


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b)               Reports on Form 8-K

                  We furnished a Form 8-K on April 24, 2002, which included our press release dated April 24, 2002 as Exhibit 99.1, announcing financial results for the quarter ended March 31, 2002.

                  We filed a Form 8-K on April 25, 2002, which included our press release dated April 25, 2002 as Exhibit 99.1, announcing stockholder approval of our corporate restructuring.

                  We filed a Form 8-K on May 6, 2002, which included our press release dated May 6, 2002 as Exhibit 99.1, announcing completion of our corporate restructuring.

                  We furnished a Form 8-K on June 10, 2002, which included our Fleet Status Update as of June 10, 2002 as Exhibit 99.1.

                                                                       FORM 10-Q



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NOBLE CORPORATION



         DATE:  August 14, 2002         By: /s/ ROBERT D. CAMPBELL
                                            -------------------------------
                                            Robert D. Campbell,
                                            President


         DATE:  August 14, 2002         By: /s/ MARK A. JACKSON
                                            ------------------------------------
                                            Mark A. Jackson,
                                            Senior Vice President - Finance,
                                            Chief Financial Officer, Treasurer,
                                            Controller and Assistant Secretary
                                            (Principal Financial and Accounting
                                            Officer)

                                                                       FORM 10-Q



                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                                       EXHIBIT
------                                       -------

10       Noble Drilling Corporation Short Term Incentive Plan (revised April 2002).