Form 10-Q
period 2002-09-30
NOBLE CORP
filed 2002-11-13
CIK 1169055

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of Ordinary Shares outstanding as of November 7, 2002: 133,838,692
                (Includes 1,750,483 shares held in a Rabbi Trust)


================================================================================

                                                                       FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2002               2001
                                                          -------------     -------------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..........................    $     187,621     $     236,709
  Restricted cash ....................................            8,656             9,366
  Investment in marketable securities ................           63,314            41,597
  Accounts receivable ................................          158,489           169,008
  Inventories ........................................            3,600             3,626
  Prepaid expenses ...................................           12,069             5,314
  Other current assets ...............................           21,363            28,429
                                                          -------------     -------------
Total current assets .................................          455,112           494,049
                                                          -------------     -------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ..................        2,978,430         2,739,574
  Other ..............................................           40,236            30,964
                                                          -------------     -------------
                                                              3,018,666         2,770,538
  Accumulated depreciation ...........................         (713,627)         (621,321)
                                                          -------------     -------------
                                                              2,305,039         2,149,217
                                                          -------------     -------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES .........           23,341            24,918
OTHER ASSETS .........................................           98,841            82,556
                                                          -------------     -------------
                                                          $   2,882,333     $   2,750,740
                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...............    $      62,719     $      55,430
  Accounts payable ...................................           40,515            46,996
  Accrued payroll and related costs ..................           44,778            39,775
  Taxes payable ......................................           38,090            35,136
  Interest payable ...................................            2,928            10,444
  Other current liabilities ..........................           18,492            19,768
                                                          -------------     -------------
Total current liabilities ............................          207,522           207,549

LONG-TERM DEBT .......................................          497,721           550,131
DEFERRED INCOME TAXES ................................          217,585           202,646
OTHER LIABILITIES ....................................           17,022            17,029
COMMITMENTS AND CONTINGENCIES ........................               --                --
MINORITY INTEREST ....................................           (5,442)           (4,934)
                                                          -------------     -------------
                                                                934,408           972,421
                                                          -------------     -------------
SHAREHOLDERS' EQUITY
  Ordinary shares-par value $0.10 per share ..........           13,377            13,818
  Capital in excess of par value .....................          914,425         1,041,017
  Retained earnings ..................................        1,088,990           930,969
  Treasury stock, at cost ............................          (52,508)         (177,408)
  Restricted stock (unearned compensation) ...........          (14,575)          (18,340)
  Accumulated other comprehensive loss ...............           (1,784)          (11,737)
                                                          -------------     -------------
                                                              1,947,925         1,778,319
                                                          -------------     -------------
                                                          $   2,882,333     $   2,750,740
                                                          =============     =============

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q


                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                           2002              2001
                                                      -------------     --------------
OPERATING REVENUES
  Contract drilling services .....................    $     223,882     $     257,926
  Labor contract drilling services ...............            5,593             7,976
  Engineering, consulting and other ..............            5,244             6,890
                                                      -------------     -------------
                                                            234,719           272,792
                                                      -------------     -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services .....................          124,105           114,013
  Labor contract drilling services ...............            4,690             6,817
  Engineering, consulting and other ..............            6,379             5,237
  Depreciation and amortization ..................           31,387            30,314
  Selling, general and administrative ............            5,230             5,114
                                                      -------------     -------------
                                                            171,791           161,495
                                                      -------------     -------------

OPERATING INCOME .................................           62,928           111,297

OTHER INCOME (EXPENSE)
  Interest expense ...............................          (10,288)          (11,578)
  Other, net .....................................            2,218             2,017
                                                      -------------     -------------

INCOME BEFORE INCOME TAXES .......................           54,858           101,736
INCOME TAX PROVISION .............................           (5,705)          (24,766)
                                                      -------------     -------------

NET INCOME .......................................    $      49,153     $      76,970
                                                      =============     =============

EARNINGS PER SHARE:
  Basic ..........................................    $        0.37     $        0.58
  Diluted ........................................    $        0.37     $        0.58


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                          2002               2001
                                                      -------------     -------------
OPERATING REVENUES
  Contract drilling services .....................    $     679,609     $     701,697
  Labor contract drilling services ...............           20,252            23,434
  Engineering, consulting and other ..............           17,722            16,698
                                                      -------------     -------------
                                                            717,583           741,829
                                                      -------------     -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services .....................          359,398           313,632
  Labor contract drilling services ...............           16,104            19,454
  Engineering, consulting and other ..............           16,742            11,900
  Depreciation and amortization ..................           92,919            87,369
  Selling, general and administrative ............           20,613            17,969
                                                      -------------     -------------
                                                            505,776           450,324
                                                      -------------     -------------

OPERATING INCOME .................................          211,807           291,505

OTHER INCOME (EXPENSE)
  Interest expense ...............................          (31,579)          (36,534)
  Other, net .....................................            5,895             9,135
                                                      -------------     -------------

INCOME BEFORE INCOME TAXES .......................          186,123           264,106
INCOME TAX PROVISION .............................          (28,102)          (64,670)
                                                      -------------     -------------

NET INCOME .......................................    $     158,021     $     199,436
                                                      =============     =============

EARNINGS PER SHARE:
  Basic ..........................................    $        1.19     $        1.50
  Diluted ........................................    $        1.18     $        1.48


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q


                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                                2002              2001
                                                                            -------------     --------------

NET INCOME .............................................................    $      49,153     $      76,970
                                                                            -------------     -------------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
    Foreign currency translation adjustments ...........................              140            (2,824)
    Unrealized holding losses arising during period ....................             (549)           (3,108)
                                                                            -------------     -------------
    Other comprehensive loss ...........................................             (409)           (5,932)
                                                                            -------------     -------------

COMPREHENSIVE INCOME ...................................................    $      48,744     $      71,038
                                                                            =============     =============


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                 2002               2001
                                                                             -------------     -------------

NET INCOME ..............................................................    $     158,021     $     199,436
                                                                             -------------     -------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments ............................            1,127              (879)
    Unrealized holding losses arising during period .....................             (932)           (5,012)
    Realized loss for impairment of investment included in net income ...            9,758                --
                                                                             -------------     -------------
    Other comprehensive income (loss) ...................................            9,953            (5,891)
                                                                             -------------     -------------

COMPREHENSIVE INCOME ....................................................    $     167,974     $     193,545
                                                                             =============     =============



        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------
                                                                                                  2002               2001
                                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................................    $     158,021     $     199,436
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................................           92,919            87,369
       Deferred income tax provision .....................................................           20,587            43,702
       Deferred repair and maintenance amortization ......................................           21,055            16,560
       Equity in (income) loss of joint ventures .........................................           (1,159)            1,789
       Compensation expense from stock-based plans .......................................            3,765             2,919
       Realized loss on impairment of investment .........................................            9,758                --
       Gain on sale of interest in deepwater exploration property ........................           (5,908)               --
       Gain on sales of property and equipment ...........................................             (460)             (717)
       Loss on debt repurchases ..........................................................              400             1,520
       Other .............................................................................            1,550               395
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ............................................................           10,519           (14,523)
          Other current assets ...........................................................               81           (14,605)
          Accounts payable ...............................................................           (9,495)          (18,073)
          Other current liabilities ......................................................             (835)           11,498
                                                                                              -------------     -------------
               Net cash provided by operating activities .................................          300,798           317,270
                                                                                              -------------     -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures ...................................................................         (164,835)          (92,691)
  Acquisitions ...........................................................................          (90,400)           (6,090)
  Proceeds from sales of property and equipment ..........................................            1,253               717
  Proceeds from sale of interest in deepwater exploration property .......................            6,200                --
  Deferred repair and maintenance expenditures ...........................................          (31,878)          (25,856)
  Investment in and advances to joint ventures, net ......................................            2,736           (17,896)
  Investment in marketable securities ....................................................          (41,797)          (26,523)
  Proceeds from sales of marketable securities ...........................................           20,189               392
                                                                                              -------------     -------------
               Net cash used for investing activities ....................................         (298,532)         (167,947)
                                                                                              -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..............................................................          (45,471)          (82,898)
  Proceeds from issuance of ordinary shares, net .........................................           12,700            13,053
  Repurchase of ordinary shares ..........................................................          (22,951)          (70,788)
  Proceeds from sales of put options on ordinary shares ..................................            3,658               859
  Decrease (increase) in restricted cash .................................................              710            (3,365)
                                                                                              -------------     -------------
               Net cash used for financing activities ....................................          (51,354)         (143,139)
                                                                                              -------------     -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................................          (49,088)            6,184

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................          236,709           173,235
                                                                                              -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................    $     187,621     $     179,419
                                                                                              =============     =============


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q


                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CORPORATE RESTRUCTURING

         On April 30, 2002, Noble Corporation, a Cayman Islands company (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The restructuring was accomplished through the merger of an indirect, wholly owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders' equity did not change as a result of the restructuring.

         Noble Drilling sought stockholder approval of and effected the restructuring as a means to remain competitive in the global marketplace to provide diversified services to the oil and gas industry. Under the restructured organization, we gain flexibility to reduce our worldwide corporate effective tax rate, increase the operational efficiencies of our business, and create a corporate structure that is generally more favorable for expansion of our business. Additionally, we believe Noble could be a more attractive investment alternative to a wider range of investors.

         For the nine months ended September 30, 2002, 64 percent of our revenues and 87 percent of our net income was derived from drilling operations outside of the United States. Our restructuring was in part driven by inequitable treatment under current U.S. tax laws, which impose taxes on the worldwide income of U.S. companies. This method of taxation places U.S.-based multinationals at a competitive disadvantage. The parent companies of certain of our competitors, including our two largest competitors, are incorporated in the Cayman Islands and other non-U.S. countries that impose either no tax or tax at rates substantially less than the United States.

         As previously disclosed and widely reported in the media, several bills have been introduced in the U.S. House of Representatives and the U.S. Senate which deal with various aspects of corporate "inversions". Certain proposed legislation, if enacted in its form as originally filed, would substantially reduce or eliminate the benefits of the restructuring to Noble. Other proposed legislation is also directed towards leveling the playing field with respect to provisions in the U.S. Internal Revenue Code that put U.S. companies competing in a global marketplace at a competitive disadvantage. Our consolidated financial statements for the three months and nine months ended September 30, 2002 include a reduction in the income tax provision of $3,000,000 for tax benefits attributable to this restructuring.

NOTE 2 - BASIS OF ACCOUNTING

         The accompanying consolidated financial statements of Noble (together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) were adopted and assumed from Noble Drilling upon the corporate restructuring (see Note 1). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble and its consolidated subsidiaries have been eliminated. The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble Drilling for the year ended December 31, 2001.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. During the quarter ended September 30, 2002 (the "Current Quarter"), we elected to early adopt the provisions of SFAS 145. Pursuant to our early adoption, we have included a $400,000 loss on the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes due 2019 during the Current Quarter in income before income taxes in our Consolidated Statements of Income for the three and nine months ended September 30, 2002. In addition, we reclassified the extraordinary charge of $1,520,000 (before tax effect of $532,000), related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes during the quarter ended September 30, 2001 to income before income taxes in our Consolidated Statements of Income for the three and nine months ended September 30, 2001.

NOTE 3 - ACQUISITIONS

         On May 3, 2002, as part of our strategy to expand our technology initiative, we made several acquisitions. We acquired all of the shares of WELLDONE Engineering GmbH ("WELLDONE") for $5,750,000 in cash. We agreed to pay up to an additional $3,500,000 provided WELLDONE's tools achieve certain operational and financial milestones during the period through May 3, 2004. WELLDONE's primary asset is its ownership in the "Well Director(TM)", an automatic rotary steerable drilling system, which was designed by and is manufactured and marketed through DMT WELLDONE Drilling Services GmbH ("DMT WELLDONE"). As a result of our acquisition of WELLDONE, we acquired WELLDONE's 50 percent joint venture interest in DMT WELLDONE, which is further described below. We paid $2,650,000 to Deutsche Montan Technologie GmbH ("DMT"), the other joint venturer in DMT WELLDONE, for the remaining 50 percent interest in the joint venture.

         In connection with the above described transaction, we also acquired 24 Well Director drilling tools and related assets owned by Phoenix Technology Services, Ltd. ("Phoenix") for $6,000,000 in cash. We agreed to pay up to an additional $3,000,000 provided certain operating performance milestones are achieved during the period through year end 2004. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well Director drilling tools.

         Pursuant to a related agreement, we and DMT each committed to fund 2,100,000 Euros to a new joint venture in which each party has a 50 percent interest. The joint venture will in turn use such funds to retain DMT to conduct research and development. This joint venture will own the intellectual property rights of all new technology developed.

         On March 27, 2002, we purchased two semisubmersible baredecks, Bingo 9000 Rig 3 and Bingo 9000 Rig 4, from subsidiaries of Ocean Rig ASA ("Ocean Rig") for an aggregate purchase price of $45,000,000 in an all cash transaction. In the transaction, Ocean Rig retained an option to repurchase the two baredecks on or before March 27, 2003 for a purchase price of $56,000,000. In September 2002, we paid Ocean Rig $100,000 for the cancellation of this option to repurchase.

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97), from subsidiaries of Transocean Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We are currently upgrading the living quarters and drilling equipment on these units. In addition, we plan to upgrade these units to work in deeper water depths.

                                                                       FORM 10-Q


NOTE 4 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2002 and 2001 (in thousands, except per share amounts):


                                                      NET            BASIC          BASIC         DILUTED        DILUTED
THREE MONTHS ENDED:                                  INCOME         SHARES           EPS          SHARES           EPS
-------------------                               -----------    -----------     -----------    -----------   ----------

SEPTEMBER 30, 2002..........................      $    49,153        132,304     $      0.37        133,357   $     0.37
SEPTEMBER 30, 2001..........................      $    76,970        132,053     $      0.58        132,809   $     0.58



                                                      NET            BASIC          BASIC         DILUTED        DILUTED
NINE MONTHS ENDED:                                   INCOME         SHARES           EPS          SHARES           EPS
------------------                                -----------    -----------     -----------    -----------   ----------
SEPTEMBER 30, 2002..........................      $   158,021        132,294     $      1.19        133,593   $     1.18
SEPTEMBER 30, 2001..........................      $   199,436        133,196     $      1.50        134,604   $     1.48


         Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,053,000 shares and 756,000 shares for the three month periods ended September 30, 2002 and 2001, respectively, and 1,299,000 shares and 1,408,000 shares for the nine month periods ended September 30, 2002 and 2001, respectively. Excluded from the basic and diluted share amounts above for the three month and nine month periods ended September 30, 2002 are shares held in a Rabbi Trust, which will be used for future Company fundings of benefit plans. The number of shares in the Rabbi Trust was 1,764,000 at September 30, 2002. Shares in the Rabbi Trust are included in the number of ordinary shares legally outstanding as of November 7, 2002, as reflected on the cover page of this Form 10-Q, and are accounted for as Treasury Stock in our Consolidated Balance Sheet at September 30, 2002.

NOTE 5 - MARKETABLE SECURITIES

         As of September 30, 2002, we owned marketable equity securities with a fair market value of $6,933,000, of which $6,537,000 of such securities were held in a Rabbi Trust and allocated to participants in the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2002 at their fair market value. We recognized a net unrealized holding loss of $976,000 and $1,335,000 related to these assets for the three month and nine month periods ended September 30, 2002, respectively. In addition, we recognized a net realized loss of $70,000 and $151,000 related to these assets in the three month and nine month periods ended September 30, 2002, respectively. The remaining investment in marketable equity securities, with a fair market value of $396,000 at September 30, 2002, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. On March 31, 2002, we recognized a realized loss of $9,758,000 on this investment for a decline in fair value considered by management to be other than temporary. We recognized an unrealized holding loss of $490,000 and $806,000 on this investment for the three month and nine month periods ended September 30, 2002, respectively.

         As of September 30, 2002, we also owned marketable debt securities with a fair market value of $56,777,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2002 at their fair market value. We recognized a net unrealized holding loss of $59,000 and $126,000 related to these assets for the three month and nine month periods ended September 30, 2002, respectively. In addition, we recognized a net realized loss of $7,000 and $79,000 related to these assets in the three month and nine month periods ended September 30, 2002, respectively.

                                                                       FORM 10-Q


NOTE 6 - CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. In connection with our restructuring, Noble and one of its wholly owned subsidiaries, Noble Holding (U.S.) Corporation ("Noble Holding"), have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of September 30, 2002, we had outstanding letters of credit of $28,769,000 and no outstanding borrowings under the Credit Agreement, with $171,231,000 remaining available thereunder. Additionally, as of September 30, 2002, we had other letters of credit and corporate guarantees totaling $12,300,000 outstanding, of which $3,300,000 is supported by a restricted cash deposit. Also, $13,844,000 of performance and customs bonds are supported by surety bonds.

NOTE 7 - INTERESTS IN DEEPWATER EXPLORATION PROPERTIES

         In 2000, we received interests in several deepwater exploration properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. Certain of these properties are currently in production. During the nine months ended September 30, 2002, we reported income before income taxes from such properties of $1,600,000.

         On March 28, 2002, we sold our five percent working interest in Mariner Energy's Falcon property to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs subsequent to June 30, 2001. We realized a gain of $5,908,000 upon the sale of our interest in this property.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of September 30, 2002, we had approximately $85,000,000 of outstanding purchase commitments related to these projects.

NOTE 9 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

         Upon completion of our corporate restructuring, Noble and Noble Holding became guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balance of the 6.95% Senior Notes and the 7.50% Senior Notes at September 30, 2002 was $149,931,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly owned subsidiary of Noble and a direct, wholly owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

         The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the Securities and Exchange Commission.

                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 (In thousands)
                                   (Unaudited)


                                                                NOBLE        NOBLE          OTHER       CONSOLIDATING
                                                   NOBLE       HOLDING     DRILLING     SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                                -----------   ----------  -----------   -------------   -------------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..................  $     1,304   $       --  $        --   $     186,317   $          --   $   187,621
  Restricted cash ............................           --           --           --           8,656              --         8,656
  Investment in marketable securities ........        6,537           --           --          56,777              --        63,314
  Accounts receivable ........................           --           --        1,907         156,582              --       158,489
  Inventories ................................           --           --           --           3,600              --         3,600
  Prepaid expenses ...........................           --           --          264          11,805              --        12,069
  Accounts receivable from affiliates ........           --           78      507,724              --        (507,802)           --
  Other current assets .......................       29,783           --        5,224          16,139         (29,783)       21,363
                                                -----------   ----------  -----------   -------------   -------------   -----------

Total current assets .........................       37,624           78      515,119         439,876        (537,585)      455,112
                                                -----------   ----------  -----------   -------------   -------------   -----------


PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ..........           --           --      118,550       2,859,880              --     2,978,430
  Other ......................................           --           --           --          40,236              --        40,236
                                                -----------   ----------  -----------   -------------   -------------   -----------
                                                         --           --      118,550       2,900,116              --     3,018,666
  Accumulated depreciation ...................           --           --      (59,601)       (654,026)             --      (713,627)
                                                -----------   ----------  -----------   -------------   -------------   -----------

                                                         --           --       58,949       2,246,090              --     2,305,039
                                                -----------   ----------  -----------   -------------   -------------   -----------

NOTES RECEIVABLE FROM AFFILIATES .............      528,571           --       44,159              --        (572,730)           --
INVESTMENTS IN AFFILIATES ....................    1,401,668    1,645,490    1,404,307              --      (4,451,465)           --
INVESTMENT IN AND ADVANCES
  TO JOINT VENTURES ..........................           --           --           --          23,341              --        23,341
OTHER ASSETS .................................           --           --        6,252          92,589              --        98,841
                                                -----------   ----------  -----------   -------------   -------------   -----------
                                                $ 1,967,863   $1,645,568  $ 2,028,786   $   2,801,896   $  (5,561,780)  $ 2,882,333
                                                ===========   ==========  ===========   =============   =============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt .......  $        --   $   21,429  $        --   $      62,719   $     (21,429)  $    62,719
  Accounts payable ...........................           --           --        1,020          39,495              --        40,515
  Accrued payroll and related costs ..........           --           --        7,915          36,863              --        44,778
  Taxes payable ..............................           --           --           --          38,090              --        38,090
  Interest payable ...........................           --        8,354        1,231           1,697          (8,354)        2,928
  Accounts payable to affiliates .............       19,938           --           --         487,864        (507,802)           --
  Other current liabilities ..................           --           --           94          18,398              --        18,492
                                                -----------   ----------  -----------   -------------   -------------   -----------
Total current liabilities ....................       19,938       29,783       10,260         685,126        (537,585)      207,522

LONG-TERM DEBT ...............................           --           --      351,626         146,095              --       497,721
NOTES PAYABLE TO AFFILIATES ..................           --      528,571           --          44,159        (572,730)           --
DEFERRED INCOME TAXES ........................           --           --       15,269         202,316              --       217,585
OTHER LIABILITIES ............................           --           --        6,141          10,881              --        17,022
COMMITMENTS AND CONTINGENCIES ................           --           --           --              --              --            --
MINORITY INTEREST ............................           --           --           --          (5,442)             --        (5,442)
                                                -----------   ----------  -----------   -------------   -------------   -----------

                                                     19,938      558,354      383,296       1,083,135      (1,110,315)      934,408
                                                -----------   ----------  -----------   -------------   -------------   -----------
SHAREHOLDERS' EQUITY
  Ordinary shares-par value $0.10 per share ..       13,377           --           --                              --        13,377
  Capital in excess of par value .............      914,425      870,744      870,744         694,008      (2,435,496)      914,425
  Retained earnings ..........................    1,088,990      216,470      774,746       1,026,537      (2,017,753)    1,088,990
  Treasury stock, at cost ....................      (52,508)          --           --              --              --       (52,508)
  Restricted stock (unearned compensation) ...      (14,575)          --           --              --              --       (14,575)
  Accumulated other comprehensive loss .......       (1,784)          --           --          (1,784)          1,784        (1,784)
                                                -----------   ----------  -----------   -------------   -------------   -----------
                                                  1,947,925    1,087,214    1,645,490       1,718,761      (4,451,465)    1,947,925
                                                -----------   ----------  -----------   -------------   -------------   -----------
                                                $ 1,967,863   $1,645,568  $ 2,028,786   $   2,801,896   $  (5,561,780)  $ 2,882,333
                                                ===========   ==========  ===========   =============   =============   ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (In thousands)


                                                               NOBLE       NOBLE          OTHER       CONSOLIDATING
                                                 NOBLE        HOLDING     DRILLING     SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                               -----------  -----------  -----------   ------------   -------------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents .................  $        --  $        --  $        --   $    236,709   $          --   $   236,709
  Restricted cash ...........................           --           --           --          9,366              --         9,366
  Investment in marketable securities .......           --           --        6,281         35,316              --        41,597
  Accounts receivable .......................           --           --        1,933        167,075              --       169,008
  Inventories ...............................           --           --           --          3,626              --         3,626
  Prepaid expenses ..........................           --           --          296          5,018              --         5,314
  Accounts receivable from affiliates .......           --           --      813,002             --        (813,002)           --
  Other current assets ......................           --           --          955         27,474              --        28,429
                                               -----------  -----------  -----------   ------------   -------------   -----------
Total current assets ........................           --           --      822,467        484,584        (813,002)      494,049
                                               -----------  -----------  -----------   ------------   -------------   -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .........           --           --      118,746      2,620,828              --     2,739,574
  Other .....................................           --           --           --         30,964              --        30,964
                                               -----------  -----------  -----------   ------------   -------------   -----------
                                                        --           --      118,746      2,651,792              --     2,770,538
  Accumulated depreciation ..................           --           --      (55,474)      (565,847)             --      (621,321)
                                               -----------  -----------  -----------   ------------   -------------   -----------

                                                        --           --       63,272      2,085,945              --     2,149,217
                                               -----------  -----------  -----------   ------------   -------------   -----------

NOTES RECEIVABLE FROM AFFILIATES ............           --           --       57,384             --         (57,384)           --
INVESTMENTS IN AFFILIATES ...................           --           --    1,234,549             --      (1,234,549)           --
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES ..........................           --           --           --         24,918              --        24,918
OTHER ASSETS ................................           --           --        6,290         76,266              --        82,556
                                               -----------  -----------  -----------   ------------   -------------   -----------
                                               $        --  $        --  $ 2,183,962   $  2,671,713   $  (2,104,935)  $ 2,750,740
                                               ===========  ===========  ===========   ============   =============   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ......  $        --  $        --  $        --   $     55,430   $          --   $    55,430
  Accounts payable ..........................           --           --          623         46,373              --        46,996
  Accrued payroll and related costs .........           --           --        7,281         32,494              --        39,775
  Taxes payable .............................           --           --           --         35,136              --        35,136
  Interest payable ..........................           --           --        7,699          2,745              --        10,444
  Accounts payable to affiliates ............           --           --           --        813,002        (813,002)           --
  Other current liabilities .................           --           --           49         19,719              --        19,768
                                               -----------  -----------  -----------   ------------   -------------   -----------
Total current liabilities ...................           --           --       15,652      1,004,899        (813,002)      207,549

LONG-TERM DEBT ..............................           --           --      356,618        193,513              --       550,131
NOTES PAYABLE TO AFFILIATES .................           --           --           --         57,384         (57,384)           --
DEFERRED INCOME TAXES .......................           --           --       15,494        187,152              --       202,646
OTHER LIABILITIES ...........................           --           --        6,142         10,887              --        17,029
COMMITMENTS AND CONTINGENCIES ...............           --           --           --             --              --            --
MINORITY INTEREST ...........................           --           --           --         (4,934)             --        (4,934)
                                               -----------  -----------  -----------   ------------   -------------   -----------
                                                        --           --      393,906      1,448,901        (870,386)      972,421
                                               -----------  -----------  -----------   ------------   -------------   -----------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share ....           --           --       13,818             --              --        13,818
  Capital in excess of par value ............           --           --    1,041,017        377,770        (377,770)    1,041,017
  Retained earnings .........................           --           --      930,969        856,779        (856,779)      930,969
  Treasury stock, at cost ...................           --           --     (177,408)            --              --      (177,408)
  Restricted stock (unearned compensation) ..           --           --      (18,340)            --              --       (18,340)
  Accumulated other comprehensive loss ......           --           --           --        (11,737)             --       (11,737)
                                               -----------  -----------  -----------   ------------   -------------   -----------
                                                        --           --    1,790,056      1,222,812      (1,234,549)    1,778,319
                                               -----------  -----------  -----------   ------------   -------------   -----------
                                               $        --  $        --  $ 2,183,962   $  2,671,713   $  (2,104,935)  $ 2,750,740
                                               ===========  ===========  ===========   ============   =============   ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)
                                   (Unaudited)



                                                                NOBLE        NOBLE          OTHER       CONSOLIDATING
                                                   NOBLE       HOLDING      DRILLING     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                 ---------   -----------   -----------   ------------   -------------   ---------
OPERATING REVENUES
  Contract drilling services ..................  $      --   $        --   $     3,008   $    220,874   $          --   $ 223,882
  Labor contract drilling services ............         --            --            --          5,593              --       5,593
  Engineering, consulting and other ...........         --            --            69          5,244             (69)      5,244
                                                 ---------   -----------   -----------   ------------   -------------   ---------
                                                        --            --         3,077        231,711             (69)    234,719
                                                 ---------   -----------   -----------   ------------   -------------   ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..................         88            --         2,480        121,606             (69)    124,105
  Labor contract drilling services ............         --            --            --          4,690              --       4,690
  Engineering, consulting and other ...........         --            --            --          6,379              --       6,379
  Depreciation and amortization ...............         --            --         1,448         29,939              --      31,387
  Selling, general and administrative .........      1,171            --        (2,035)         6,094              --       5,230
                                                 ---------   -----------   -----------   ------------   -------------   ---------
                                                     1,259            --         1,893        168,708             (69)    171,791
                                                 ---------   -----------   -----------   ------------   -------------   ---------
OPERATING (LOSS) INCOME .......................     (1,259)           --         1,184         63,003              --      62,928

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..     42,058        50,412        54,146             --        (146,616)         --
  Interest expense ............................         --        (8,354)       (6,451)        (3,837)          8,354     (10,288)
  Other, net ..................................      8,354            --          (477)         2,695          (8,354)      2,218
                                                 ---------   -----------   -----------   ------------   -------------   ---------


INCOME BEFORE INCOME TAXES ....................     49,153        42,058        48,402         61,861        (146,616)     54,858
INCOME TAX BENEFIT (PROVISION) ................         --            --         2,010         (7,715)             --      (5,705)
                                                 ---------   -----------   -----------   ------------   -------------   ---------

NET INCOME ....................................  $  49,153   $    42,058   $    50,412   $     54,146   $    (146,616)  $  49,153
                                                 =========   ===========   ===========   ============   =============   =========

                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)
                                   (Unaudited)



                                                                 NOBLE       NOBLE          OTHER       CONSOLIDATING
                                                    NOBLE       HOLDING     DRILLING     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                 -----------  -----------  -----------   ------------   -------------   -----------
OPERATING REVENUES
  Contract drilling services ..................  $        --  $        --  $     3,059   $    254,867   $          --   $   257,926
  Labor contract drilling services ............           --           --           --          7,976              --         7,976
  Engineering, consulting and other ...........           --           --        3,884          6,890          (3,884)        6,890
                                                 -----------  -----------  -----------   ------------   -------------   -----------
                                                          --           --        6,943        269,733          (3,884)      272,792
                                                 -----------  -----------  -----------   ------------   -------------   -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..................           --           --        2,263        115,634          (3,884)      114,013
  Labor contract drilling services ............           --           --           --          6,817              --         6,817
  Engineering, consulting and other ...........           --           --           --          5,237              --         5,237
  Depreciation and amortization ...............           --           --        1,514         28,800              --        30,314
  Selling, general and administrative .........           --           --          135          4,979              --         5,114
                                                 -----------  -----------  -----------   ------------   -------------   -----------
                                                          --           --        3,912        161,467          (3,884)      161,495
                                                 -----------  -----------  -----------   ------------   -------------   -----------
OPERATING INCOME ..............................           --           --        3,031        108,266              --       111,297

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..           --           --       80,277             --         (80,277)           --
  Interest expense ............................           --           --       (6,633)        (4,945)             --       (11,578)
  Other, net ..................................           --           --       (1,486)         3,503              --         2,017
                                                 -----------  -----------  -----------   ------------   -------------   -----------

INCOME BEFORE INCOME TAXES ....................           --           --       75,189        106,824         (80,277)      101,736
INCOME TAX BENEFIT (PROVISION) ................           --           --        1,781        (26,547)             --       (24,766)
                                                 -----------  -----------  -----------   ------------   -------------   -----------


NET INCOME ....................................  $        --  $        --  $    76,970   $     80,277   $     (80,277)  $    76,970
                                                 ===========  ===========  ===========   ============   =============   ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)
                                   (Unaudited)



                                                               NOBLE         NOBLE          OTHER       CONSOLIDATING
                                                  NOBLE       HOLDING       DRILLING     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                 ---------   -----------   -----------   ------------   -------------   ---------
OPERATING REVENUES
  Contract drilling services ..................  $      --   $        --   $     8,842   $    670,767   $          --   $ 679,609
  Labor contract drilling services ............         --            --            --         20,252              --      20,252
  Engineering, consulting and other ...........         --            --           207         17,722            (207)     17,722
                                                 ---------   -----------   -----------   ------------   -------------   ---------

                                                        --            --         9,049        708,741            (207)    717,583
                                                 ---------   -----------   -----------   ------------   -------------   ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services ..................        147            --         7,512        351,946            (207)    359,398
  Labor contract drilling services ............         --            --            --         16,104              --      16,104
  Engineering, consulting and other ...........         --            --            --         16,742              --      16,742
  Depreciation and amortization ...............         --            --         4,292         88,627              --      92,919
  Selling, general and administrative .........      1,925            --        (2,607)        21,295              --      20,613
                                                 ---------   -----------   -----------   ------------   -------------   ---------
                                                     2,072            --         9,197        494,714            (207)    505,776
                                                 ---------   -----------   -----------   ------------   -------------   ---------


OPERATING INCOME ..............................     (2,072)           --          (148)       214,027              --     211,807

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..    151,739       160,093       169,758             --        (481,590)         --
  Interest expense ............................         --        (8,354)      (19,415)       (12,164)          8,354     (31,579)
  Other, net ..................................      8,354            --         4,694          1,201          (8,354)      5,895
                                                 ---------   -----------   -----------   ------------   -------------   ---------


INCOME BEFORE INCOME TAXES ....................    158,021       151,739       154,889        203,064        (481,590)    186,123
INCOME TAX BENEFIT (PROVISION) ................         --            --         5,204        (33,306)             --     (28,102)
                                                 ---------   -----------   -----------   ------------   -------------   ---------


NET INCOME ....................................  $ 158,021   $   151,739   $   160,093   $    169,758   $    (481,590)  $ 158,021
                                                 =========   ===========   ===========   ============   =============   =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)
                                   (Unaudited)



                                                               NOBLE         NOBLE          OTHER       CONSOLIDATING
                                                   NOBLE      HOLDING       DRILLING     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                 ---------  ------------  ------------   ------------   -------------   ---------
OPERATING REVENUES
  Contract drilling services ..................  $      --  $         --  $      9,078   $    692,619   $          --   $ 701,697
  Labor contract drilling services ............         --            --            --         23,434              --      23,434
  Engineering, consulting and other ...........         --            --        11,628         16,698         (11,628)     16,698
                                                 ---------  ------------  ------------   ------------   -------------   ---------

                                                        --            --        20,706        732,751         (11,628)    741,829
                                                 ---------  ------------  ------------   ------------   -------------   ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services ..................         --            --         5,914        319,346         (11,628)    313,632
  Labor contract drilling services ............         --            --            --         19,454              --      19,454
  Engineering, consulting and other ...........         --            --            --         11,900              --      11,900
  Depreciation and amortization ...............         --            --         4,753         82,616              --      87,369
  Selling, general and administrative .........         --            --           448         17,521              --      17,969
                                                 ---------  ------------  ------------   ------------   -------------   ---------
                                                        --            --        11,115        450,837         (11,628)    450,324
                                                 ---------  ------------  ------------   ------------   -------------   ---------

OPERATING INCOME ..............................         --            --         9,591        281,914              --     291,505

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..         --            --       206,550             --        (206,550)         --
  Interest expense ............................         --            --       (21,221)       (15,313)             --     (36,534)
  Other, net ..................................         --            --           685          8,450              --       9,135
                                                 ---------  ------------  ------------   ------------   -------------   ---------

INCOME BEFORE INCOME TAXES ....................         --            --       195,605        275,051        (206,550)    264,106
INCOME TAX BENEFIT (PROVISION) ................         --            --         3,831        (68,501)             --     (64,670)
                                                 ---------  ------------  ------------   ------------   -------------   ---------


NET INCOME ....................................  $      --  $         --  $    199,436   $    206,550   $    (206,550)  $ 199,436
                                                 =========  ============  ============   ============   =============   =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)
                                   (Unaudited)


                                                                      NOBLE      NOBLE         OTHER       CONSOLIDATING
                                                          NOBLE      HOLDING    DRILLING    SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                                        ---------   ---------   ---------   ------------   -------------  ---------
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income .........................................  $ 158,021   $ 151,739   $ 160,093   $    169,758   $    (481,590) $ 158,021
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ....................         --          --       4,292         88,627              --     92,919
    Deferred income tax provision ....................         --          --         225         20,362              --     20,587
    Deferred repair and maintenance amortization .....         --          --         559         20,496              --     21,055
    Equity in income of joint ventures ...............         --          --          --         (1,159)             --     (1,159)
    Compensation expense from stock-based plans ......      2,033          --       1,670             62              --      3,765
    Realized loss on impairment of investment ........         --          --          --          9,758              --      9,758
    Gain on sale of interest in deepwater
      exploration property ...........................         --          --          --         (5,908)             --     (5,908)
    Gain on sale of property and equipment ...........         --          --          --           (460)             --       (460)
    Loss on debt repurchase ..........................         --          --         400             --              --        400
    Equity earnings in affiliates ....................   (151,739)   (160,093)   (169,758)            --         481,590         --
    Other ............................................         --          --          38          1,512              --      1,550
    Changes in current assets and liabilities,
      net of acquired working capital:
      Accounts receivable ............................         --          --          26         10,493              --     10,519
      Accounts receivable from affiliates ............     18,067          --      55,351             --         (73,418)        --
      Other current assets ...........................     (8,354)         --      (4,237)         4,318           8,354         81
      Accounts payable ...............................         --          --        (397)        (9,098)             --     (9,495)
      Accounts payable to affiliates .................         --          --          --        (73,418)         73,418         --
      Other current liabilities ......................         --       8,354      (5,789)         4,954          (8,354)      (835)
                                                        ---------   ---------   ---------   ------------   -------------  ---------
         Net cash provided by operating activities ...     18,028          --      42,473        240,297              --    300,798
                                                        ---------   ---------   ---------   ------------   -------------  ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures ...............................         --          --      (1,461)      (163,374)             --   (164,835)
  Acquisitions .......................................         --          --     (45,000)       (45,400)             --    (90,400)
  Proceeds from sales of property and equipment ......         --          --          --          1,253              --      1,253
  Proceeds from sale of interest in deepwater
    exploration property .............................         --          --          --          6,200              --      6,200
  Deferred repair and maintenance expenditures .......         --          --        (793)       (31,085)             --    (31,878)
  Investment in and advances to joint ventures, net ..         --          --          --          2,736              --      2,736
  Investment in marketable securities ................         --          --          --        (41,797)             --    (41,797)
  Proceeds from sales of marketable securities .......         --          --          --         20,189              --     20,189
                                                        ---------   ---------   ---------   ------------   -------------  ---------
         Net cash used for investing activities ......         --          --     (47,254)      (251,278)             --   (298,532)
                                                        ---------   ---------   ---------   ------------   -------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..........................         --          --      (5,350)       (40,121)             --    (45,471)
  Proceeds from issuance of ordinary shares, net .....      3,608          --       9,092             --              --     12,700
  Repurchase of ordinary shares ......................    (22,951)         --          --             --              --    (22,951)
  Proceeds from sales of put options
      on ordinary shares .............................      2,619          --       1,039             --              --      3,658
  Decrease in restricted cash ........................         --          --          --            710              --        710
                                                        ---------   ---------   ---------   ------------   -------------  ---------
         Net cash provided by (used for)
           financing activities ......................    (16,724)         --       4,781        (39,411)             --    (51,354)
                                                        ---------   ---------   ---------   ------------   -------------  ---------
INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS .......................      1,304          --          --        (50,392)             --    (49,088)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD .............................         --          --          --        236,709              --    236,709
                                                        ---------   ---------   ---------   ------------   -------------  ---------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD ...................................  $   1,304   $      --   $      --   $    186,317   $          --  $ 187,621
                                                        =========   =========   =========   ============   =============  =========

                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)
                                   (Unaudited)


                                                                      NOBLE     NOBLE        OTHER        CONSOLIDATING
                                                           NOBLE     HOLDING   DRILLING    SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                         ---------  ---------  ---------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income ..........................................  $      --  $      --  $ 199,436   $    206,550   $    (206,550)  $ 199,436
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ....................         --         --      4,753         82,616              --      87,369
     Deferred income tax provision ....................         --         --     (7,865)        51,567              --      43,702
     Deferred repair and maintenance amortization .....         --         --        703         15,857              --      16,560
     Equity in loss of joint ventures .................         --         --         --          1,789              --       1,789
     Compensation expense from stock-based plans ......         --         --      2,919             --              --       2,919
     Gain on sales of property and equipment ..........         --         --         --           (717)             --        (717)
     Loss on debt repurchase ..........................                    --      1,520             --              --       1,520
     Equity earnings in affiliates ....................         --         --   (206,550)            --         206,550          --
     Other ............................................         --         --     (4,673)         5,068              --         395
     Changes in current assets and liabilities,
       net of acquired working capital:
        Accounts receivable ...........................         --         --        842        (15,365)             --     (14,523)
        Accounts receivable from affiliates ...........         --         --    124,549             --        (124,549)         --
        Other current assets ..........................         --         --       (188)       (14,417)             --     (14,605)
        Accounts payable ..............................         --         --       (378)       (17,695)             --     (18,073)
        Accounts payable to affiliates ................         --         --         --       (124,549)        124,549          --
        Other current liabilities .....................         --         --       (494)        11,992              --      11,498
                                                         ---------  ---------  ---------   ------------   -------------   ---------
         Net cash provided by operating activities ....         --         --    114,574        202,696              --     317,270
                                                         ---------  ---------  ---------   ------------   -------------   ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures ................................         --         --    (16,936)       (75,755)             --     (92,691)
  Acquisition of Maurer Engineering Incorporated ......         --         --         --         (6,090)             --      (6,090)
  Proceeds from sales of property and equipment .......         --         --         --            717              --         717
  Deferred repair and maintenance expenditures ........         --         --     (1,798)       (24,058)             --     (25,856)
  Investment in and advances to joint ventures, net ...         --         --         --        (17,896)             --     (17,896)
  Investment in marketable securities .................         --         --         --        (26,523)             --     (26,523)
  Proceeds from sales of marketable securities ........         --         --         --            392              --         392
                                                         ---------  ---------  ---------   ------------   -------------   ---------
         Net cash used for investing activities .......         --         --    (18,734)      (149,213)             --    (167,947)
                                                         ---------  ---------  ---------   ------------   -------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ...........................         --         --    (44,362)       (38,536)             --     (82,898)
  Proceeds from issuance of common stock, net .........         --         --     13,053             --              --      13,053
  Purchase of shares returned to treasury .............         --         --    (70,788)            --              --     (70,788)
  Proceeds from sales of put options on
      common stock ....................................         --         --        859             --              --         859
  Increase in restricted cash .........................         --         --         --         (3,365)             --      (3,365)
                                                         ---------  ---------  ---------   ------------   -------------   ---------
         Net cash used for financing activities .......         --         --   (101,238)       (41,901)             --    (143,139)
                                                         ---------  ---------  ---------   ------------   -------------   ---------

(DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ..............................         --         --     (5,398)        11,582              --       6,184

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ...............................         --         --      5,398        167,837              --     173,235
                                                         ---------  ---------  ---------   ------------   -------------   ---------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD .....................................  $      --  $      --  $      --   $    179,419   $          --   $ 179,419
                                                         =========  =========  =========   ============   =============   =========

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

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East, Mexico and India. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment consists of the design and development of drilling products and drilling related software programs by our Noble Engineering & Development Limited and Maurer Technology Incorporated subsidiaries, in addition to well site management, project management and technical services performed by our Triton Engineering Services Company subsidiary and the operations of WELLDONE's downhole technology tools, primarily its automatic rotary steerable drilling system.

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.


                                      INTERNATIONAL       DOMESTIC
THREE MONTHS ENDED:                     CONTRACT          CONTRACT       ENGINEERING
-------------------                     DRILLING          DRILLING      & CONSULTING
SEPTEMBER 30, 2002:                     SERVICES          SERVICES        SERVICES            OTHER           TOTAL
-------------------                  --------------   ---------------   --------------   ---------------   -------------

Revenues from external customers...   $     151,944   $        72,960   $        3,263   $         6,552   $     234,719
Intersegment revenues..............               -                --              542                --             542
Segment profit (loss)..............          42,747             8,487           (1,791)             (278)         49,165
Total assets.......................       1,290,507         1,406,482           11,102           174,242       2,882,333

SEPTEMBER 30, 2001:
-------------------
Revenues from external customers...   $     139,798   $       119,995   $        3,035   $         9,964   $     272,792
Intersegment revenues..............              --                --               16                --              16
Segment profit (loss)..............          37,532            39,973             (241)             (294)         76,970
Total assets.......................       1,239,689         1,371,542            9,713            63,687       2,684,631

                                      INTERNATIONAL       DOMESTIC
NINE MONTHS ENDED:                      CONTRACT          CONTRACT       ENGINEERING
------------------                      DRILLING          DRILLING      & CONSULTING
SEPTEMBER 30, 2002:                     SERVICES          SERVICES        SERVICES             OTHER            TOTAL
-------------------                  --------------   ---------------   --------------   ---------------   -------------

Revenues from external customers...   $     460,576   $       222,988   $        9,829   $        24,190   $     717,583
Intersegment revenues..............              --                --              690                --             690
Segment profit (loss)..............         137,620            32,571           (2,837)           (9,333)        158,021

SEPTEMBER 30, 2001:
-------------------

Revenues from external customers...   $     347,017   $       359,138   $        8,363   $        27,311   $     741,829
Intersegment revenues..............              --                --              102                --             102
Segment profit (loss)..............          78,425           120,450              (25)              608         199,458

                                                                       FORM 10-Q


         The following table is a reconciliation of reportable segment profit to our consolidated totals for the three and nine months ended September 30, 2002 and 2001 (in thousands).


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Total profit for reportable segments .............  $     49,443   $     77,264
Elimination of intersegment profits ..............           (12)            --
Other loss .......................................          (278)          (294)
                                                    ------------   ------------
  Total consolidated net income ..................  $     49,153   $     76,970
                                                    ============   ============

                                                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------

Total profit for reportable segments .............  $    167,354   $    198,850
Elimination of intersegment profits ..............            --            (22)
Other (loss) profit ..............................        (9,333)           608
                                                    ------------   ------------
  Total consolidated net income ..................  $    158,021   $    199,436
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

CORPORATE RESTRUCTURING

         On April 30, 2002, Noble Corporation, a Cayman Islands company (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The restructuring was accomplished through the merger of an indirect, wholly owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders' equity did not change as a result of the restructuring.

         Noble Drilling sought stockholder approval of and effected the restructuring as a means to remain competitive in the global marketplace to provide diversified services to the oil and gas industry. Under the restructured organization, we gain flexibility to reduce our worldwide corporate effective tax rate, increase the operational efficiencies of our business, and create a corporate structure that is generally more favorable for expansion of our business. Additionally, we believe Noble could be a more attractive investment alternative to a wider range of investors.

                                                                       FORM 10-Q


         For the nine months ended September 30, 2002, 64 percent of our revenues and 87 percent of our net income was derived from drilling operations outside of the United States. Our restructuring was in part driven by inequitable treatment under current U.S. tax laws, which impose taxes on the worldwide income of U.S. companies. This method of taxation places U.S.-based multinationals at a competitive disadvantage. The parent companies of certain of our competitors, including our two largest competitors, are incorporated in the Cayman Islands and other non-U.S. countries that impose either no tax or tax at rates substantially less than the United States.

         As previously disclosed and widely reported in the media, several bills have been introduced in the U.S. House of Representatives and the U.S. Senate which deal with various aspects of corporate "inversions". Certain proposed legislation, if enacted in its form as originally filed, would substantially reduce or eliminate the benefits of the restructuring to Noble. Other proposed legislation is also directed towards leveling the playing field with respect to provisions in the U.S. Internal Revenue Code that put U.S. companies competing in a global marketplace at a competitive disadvantage. Our consolidated financial statements for the three months and nine months ended September 30, 2002 include a reduction in the income tax provision of $3,000,000 for tax benefits attributable to this restructuring. We anticipate the reduction in the income tax provision attributable to the benefits of this restructuring for the 12 months ended December 31, 2002 will approximate $9,000,000.

THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 53 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of 13 semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths up to 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Nearly two-thirds of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, Mexico and India. We also provide labor contract drilling services, well site and project management services, and engineering services. In addition, as part of our technology initiative, we design and develop drilling products, drilling related software programs and technical solutions to enhance drilling efficiency.

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

         Oil and natural gas prices remained steady during the third quarter of 2002. Demand for offshore drilling rigs in the U.S. Gulf of Mexico did not improve as compared to the previous quarter, and as a result, dayrates on our jackups in the Gulf improved only modestly during the recent quarter. Although natural gas prices during the quarter were higher than prices of a year ago, natural gas inventory storage levels remain high due to a strong supply of natural gas during the first half of 2001. We believe that a continuation of high natural gas inventory storage levels could adversely impact natural gas prices and the demand for offshore drilling rigs in the U.S. Gulf of Mexico. Drilling activity in many international markets, which are influenced more by oil prices, remained strong as reflected by continued high utilization rates and dayrates. Despite the exercise of early termination provisions by our customers in the contracts for two of our rigs in West Africa, as recently disclosed, we anticipate drilling activity in international markets generally to remain strong during the remainder of 2002 and into 2003. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.

ACQUISITIONS

         On May 3, 2002, as part of our strategy to expand our technology initiative, we made several related acquisitions. We acquired all of the shares of WELLDONE Engineering GmbH ("WELLDONE") for $5,750,000 in cash. We agreed to pay up

                                                                       FORM 10-Q


to an additional $3,500,000 provided WELLDONE's tools achieve certain operational and financial milestones during the period through May 3, 2004. WELLDONE's primary asset is its ownership in the "Well Director(TM)", an automatic rotary steerable drilling system, which was designed by and is manufactured and marketed through DMT WELLDONE Drilling Services GmbH ("DMT WELLDONE"). As a result of our acquisition of WELLDONE, we acquired WELLDONE's 50 percent joint venture interest in DMT WELLDONE, which is further described below. We paid $2,650,000 to Deutsche Montan Technologie GmbH ("DMT"), the other joint venturer in DMT WELLDONE, for the remaining 50 percent interest in the joint venture.

         In connection with the above described transaction, we also acquired 24 Well Director drilling tools and related assets owned by Phoenix Technology Services, Ltd. ("Phoenix") for $6,000,000 in cash. We agreed to pay up to an additional $3,000,000 provided certain operating performance milestones are achieved during the period through year end 2004. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well Director drilling tools.

         Pursuant to a related agreement, we and DMT each committed to fund 2,100,000 Euros to a new joint venture in which each party has a 50 percent interest. The joint venture will in turn use such funds to retain DMT to conduct research and development. This joint venture will own the intellectual property rights of all new technology developed.

         On March 27, 2002, we purchased two semisubmersible baredecks, Bingo 9000 Rig 3 and Bingo 9000 Rig 4, from subsidiaries of Ocean Rig ASA ("Ocean Rig") for an aggregate purchase price of $45,000,000 in an all cash transaction. In the transaction, Ocean Rig retained an option to repurchase the two bardecks on or before March 27, 2003 for a purchase price of $56,000,000. In September 2002, we paid Ocean Rig $100,000 for the cancellation of this option to repurchase.

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97), from subsidiaries of Transocean Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We are currently upgrading the living quarters and drilling equipment on these units. In addition, we plan to upgrade these units to work in deeper water depths.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     GENERAL

         Net income for the third quarter of 2002 (the "Current Quarter") was $49,153,000, or $0.37 per diluted share, on operating revenues of $234,719,000, compared to net income for the third quarter of 2001 (the "Comparable Quarter") of $76,970,000, or $0.58 per diluted share, on operating revenues of $272,792,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended September 30, 2002 and 2001:


                                  AVERAGE RIG
                             UTILIZATION RATE (1)           OPERATING DAYS               AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                              THREE MONTHS ENDED          THREE MONTHS ENDED           THREE MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,                SEPTEMBER 30,
                           ------------------------    -------------------------    ------------------------
                              2002         2001            2002         2001           2002          2001
                           -----------  -----------    -----------   -----------    -----------  -----------

International.........         92%          96%            2,423        2,398        $  62,355    $  57,672
Domestic..............         87%          92%            1,323        1,552        $  55,024    $  77,080


----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

                                                                       FORM 10-Q



     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the three months ended September 30, 2002 and 2001:


                                                     REVENUES                    GROSS MARGIN
                                           ---------------------------   ---------------------------
                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                           ---------------------------   ---------------------------
                                              2002           2001            2002            2001
                                           ------------   ------------   ------------   ------------
                                                                (In thousands)

Contract drilling services .............   $    151,085   $    138,298   $     71,212   $     66,904
Labor contract drilling services .......          5,593          7,976            903          1,159
Engineering, consulting and other ......          3,177          3,389            364          1,142
                                           ------------   ------------   ------------   ------------
         Total .........................   $    159,855   $    149,663   $     72,479   $     69,205
                                           ============   ============   ============   ============

         OPERATING REVENUES. International contract drilling services revenues increased $12,787,000 due to higher average dayrates in the North Sea and Middle East and additional operating days in the Middle East, partially offset by lower rig utilization in Brazil due to the drydocking of the Noble Leo Segerius during the Current Quarter. Labor contract drilling services revenues decreased $2,383,000 due to lower utilization on our North Sea labor contracts and fewer equipment rentals on the Hibernia project in Canada. International engineering, consulting and other revenues decreased $212,000 due to the termination of our equipment fabrication services in the North Sea.

         GROSS MARGIN. International contract drilling services gross margin increased $4,308,000 due to higher average dayrates in the North Sea and Middle East and additional operating days in the Middle East, partially offset by lower rig utilization in Brazil. International labor contract drilling services gross margin decreased $256,000 due to lower utilization on our North Sea labor contracts. International engineering, consulting and other gross margin decreased $778,000 due to the termination of our equipment fabrication services in the North Sea and additional operating costs related to the testing of the Well Director drilling tools acquired from Phoenix in May 2002.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the three months ended September 30, 2002 and 2001:


                                                          REVENUES                      GROSS MARGIN
                                                 ----------------------------    -----------------------------
                                                     THREE MONTHS ENDED             THREE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------------    -----------------------------
                                                     2002            2001            2002             2001
                                                 ------------    ------------    ------------     ------------
                                                                        (In thousands)

Contract drilling services ..................    $     72,797    $    119,628    $     28,565     $     77,009
Engineering, consulting and other ...........           2,067           3,501          (1,499)             511
                                                 ------------    ------------    ------------     ------------
         Total ..............................    $     74,864    $    123,129    $     27,066     $     77,520
                                                 ============    ============    ============     ============

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $46,831,000, as softer market conditions in the U.S. Gulf of Mexico resulted in lower average dayrates and fewer operating days. Domestic engineering, consulting and other revenues decreased $1,434,000 due to reduced demand for drilling engineering services provided by our Triton Engineering Services Company subsidiary ("Triton"), which was attributable to the softer market conditions in the U.S. Gulf of Mexico.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $48,444,000 due to lower average dayrates and fewer operating days. Domestic engineering, consulting and other gross margin decreased $2,010,000 due to lower revenue attributable to reduced demand for Triton's drilling engineering services and additional research and development expenditures by our Noble Engineering & Development Limited subsidiary ("NED").

                                                                       FORM 10-Q


    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1,073,000 in the Current Quarter as compared to the Comparable Quarter due to various capital upgrades to our rig fleet and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson. As a result of this acquisition, the results of operations of the Noble Julie Robertson are included in our Consolidated Statements of Income from the purchase date. Prior to that date, the investment was accounted for under the equity method.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $116,000 due to higher labor costs.

         INTEREST EXPENSE. Interest expense decreased $1,290,000 due to lower average debt balances in the Current Quarter.

         OTHER, NET. Other, net increased $201,000 due to a loss of $1,520,000 on the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019 during the Comparable Quarter. However, in the Current Quarter we reported lower interest income and a loss of $400,000 on the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes.

         INCOME TAX PROVISION. Income tax provision decreased $19,061,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 10 percent in the Current Quarter compared to 24 percent in the Comparable Quarter. The lower effective tax rate in the Current Quarter was a result of a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations, and the tax benefits attributable to our corporate restructuring.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     GENERAL

         Net income for the nine months ended September 30, 2002 (the "Current Period") was $158,021,000, or $1.18 per diluted share, on operating revenues of $717,583,000, compared to net income for the nine months ended September 30, 2001 (the "Comparable Period") of $199,436,000, or $1.48 per diluted share, on operating revenues of $741,829,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2002 and 2001:


                                  AVERAGE RIG
                             UTILIZATION RATE (1)           OPERATING DAYS               AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                               NINE MONTHS ENDED           NINE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,                SEPTEMBER 30,
                           ------------------------    -------------------------    ------------------------
                              2002         2001            2002         2001           2002          2001
                           -----------  -----------    -----------   -----------    -----------  -----------

International.........         95%          88%            7,267        6,264        $  63,028    $  54,838
Domestic..............         83%          96%            3,854        4,861        $  57,495    $  73,687

----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

                                                                       FORM 10-Q


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the nine months ended September 30, 2002 and 2001:


                                                      REVENUES                      GROSS MARGIN
                                            ----------------------------    ----------------------------
                                                 NINE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                               2002             2001           2002             2001
                                            ------------    ------------    ------------    ------------
                                                                  (In thousands)

Contract drilling services .............    $    458,025    $    343,505    $    225,796    $    152,019
Labor contract drilling services .......          20,252          23,434           4,148           3,980
Engineering, consulting and other ......           9,313           7,563           2,713           3,300
                                            ------------    ------------    ------------    ------------
         Total .........................    $    487,590    $    374,502    $    232,657    $    159,299
                                            ============    ============    ============    ============

         OPERATING REVENUES. International contract drilling services revenues increased $114,520,000 due to higher average dayrates in the North Sea, the Middle East and West Africa, as well as additional operating days in the Middle East. Labor contract drilling services revenues decreased $3,182,000 due to fewer equipment rentals on the Hibernia project in Canada and lower utilization on our North Sea labor contracts. International engineering, consulting and other revenues increased $1,750,000 due to an additional engineering services contract in the North Sea and the expansion of our technology initiative to certain international markets during 2002, partially offset by the termination of our equipment fabrication services in the North Sea.

         GROSS MARGIN. International contract drilling services gross margin increased $73,777,000 due to higher average dayrates in the North Sea, the Middle East and West Africa and additional operating days in the Middle East. International labor contract drilling services gross margin increased $168,000 due to lower utilization on our lower gross margin labor contracts in the North Sea. Despite higher revenue, international engineering, consulting and other gross margin decreased $587,000 due to additional operating costs related to the testing of the Well Director drilling tools acquired from Phoenix in May 2002 and the termination of our equipment fabrication services in the North Sea.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the nine months ended September 30, 2002 and 2001:


                                                  REVENUES                      GROSS MARGIN
                                         ----------------------------    ----------------------------
                                             NINE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                         ----------------------------    ----------------------------
                                             2002           2001            2002              2001
                                         ------------    ------------    ------------     ------------
                                                                (In thousands)

Contract drilling services ..........    $    221,584    $    358,192    $     94,415     $    236,046
Engineering, consulting and other ...           8,409           9,135          (1,733)           1,498
                                         ------------    ------------    ------------     ------------
         Total ......................    $    229,993    $    367,327    $     92,682     $    237,544
                                         ============    ============    ============     ============

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $136,608,000, as softer market conditions in the U.S. Gulf of Mexico resulted in lower average dayrates and fewer operating days. Domestic engineering, consulting and other revenues decreased $726,000 due to reduced demand for drilling engineering services provided by Triton, which was also attributable to the softer market conditions in the U.S. Gulf of Mexico.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $141,631,000 due to lower average dayrates and fewer operating days. Domestic engineering, consulting and other gross margin decreased $3,231,000 due to reduced demand for Triton's drilling engineering services and additional research and development expenditures by NED.

                                                                       FORM 10-Q


    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $5,550,000 in the Current Period as compared to the Comparable Period due to various capital upgrades to our rig fleet and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,644,000 due primarily to costs incurred in the Current Period related to our corporate restructuring.

         INTEREST EXPENSE. Interest expense decreased $4,955,000 due to lower average debt balances in the Current Period.

         OTHER, NET. Other, net decreased $3,240,000 due to recognition of a realized loss of $9,758,000 in the Current Period on an investment in marketable equity securities for a decline in fair value considered by management to be other than temporary. This loss was partially offset by a gain in the Current Period of $5,908,000 on the sale of our five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs on this property. In addition, we incurred a $400,000 loss on the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes due 2019 during the Current Period. In the Comparable Period, however, we reported a $1,520,000 loss on the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes.

         INCOME TAX PROVISION. Income tax provision decreased $36,568,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 15 percent in the Current Period compared to 24 percent in the Comparable Period. The lower effective tax rate in the Current Period was a result of a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations, and the tax benefits attributable to our corporate restructuring.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         At September 30, 2002, we had cash and cash equivalents of $187,621,000 and $171,231,000 of funds available under our bank credit facility. We had working capital, including cash, of $247,590,000 and $286,500,000 at September 30, 2002 and December 31, 2001, respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 22 percent at September 30, 2002 from 25 percent at December 31, 2001.

         During the Current Quarter and Current Period, we repurchased 755,000 of our ordinary shares at a total cost of $22,951,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.

         During the Current Period, we sold put options covering an aggregate of 1,300,000 of our ordinary shares in private transactions at an average price paid to us of $2.81 per option. Of the 1,300,000 options sold during the Current Period, 300,000 expired unexercised and 100,000 were exercised during the Current Period, which resulted in 900,000 options outstanding at September 30, 2002. The options give the holder the right to require us to purchase 900,000 of our ordinary shares from the holder at various exercise prices, ranging from $26.87 to $37.93 per share, on their respective expiration dates, ranging from November 2002 to March 2003. If we are required to purchase the shares covered by the option, we have the option to settle in cash or net shares of Noble. We no longer have any purchase requirement with regard to the shares covered by expired or previously exercised options.

         These share repurchases and sales of put options were effected pursuant to our share repurchase program covering up to 15,000,000 shares which has been adopted and authorized by the board of directors of Noble. Giving effect to prior transactions, as of November 7, 2002, 9,649,000 shares remained available and unreserved under this authorization.

    CAPITAL EXPENDITURES

         Capital expenditures totaled $61,898,000 and $164,835,000 for the Current Quarter and Current Period, respectively. During the Current Period, we also purchased two semisubmersible drilling rigs and two baredecks for $76,000,000 in the aggregate. In addition, deferred repair and maintenance expenditures totaled $14,231,000 and $31,878,000 for the Current

                                                                       FORM 10-Q

Quarter and Current Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2002 will aggregate approximately $100,000,000 and $6,000,000, respectively.

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of September 30, 2002, we had approximately $85,000,000 of outstanding purchase commitments related to these projects.

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

   CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. In connection with our restructuring, Noble and Noble Holding (U.S.) Corporation have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. As of September 30, 2002, we had outstanding letters of credit of $28,769,000 and no outstanding borrowings under the Credit Agreement, with $171,231,000 remaining available thereunder. Additionally, as of September 30, 2002, we had other letters of credit and third-party corporate guarantees totaling $12,300,000, of which $3,300,000 is supported by a restricted cash deposit, and $13,844,000 of performance and customs bonds had been supported by surety bonds.

         At September 30, 2002, total long-term debt was $560,440,000, including current maturities of $62,719,000, compared to total long-term debt of $605,561,000, including current maturities of $55,430,000, at December 31, 2001. In July 2002, we purchased and retired $5,000,000 principal amount of our 7.50% Senior Notes due 2019 for $5,350,000 plus accrued interest.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. During the Current Quarter, we elected to early adopt the provisions of SFAS 145. Pursuant to our early adoption, we have included a $400,000 loss on the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes due 2019 during the Current Quarter in income before income taxes in our Consolidated Statements of Income for the three and nine months ended September 30, 2002. In addition, we reclassified the extraordinary charge of $1,520,000 (before tax effect of $532,000), related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes during the Comparable Quarter to income before income taxes in our Consolidated Statements of Income for the three and nine months ended September 30, 2001.

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

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At September 30, 2002, there were no outstanding borrowings under our Credit Agreement. Therefore, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a) Noble's Chairman and Chief Executive Officer, James C. Day, and Noble's Senior Vice President - Finance and Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company's disclosure controls and procedures within 90 days of the filing of this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company's disclosure controls and procedures are functioning effectively. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

                                                                       FORM 10-Q

         (b) Since the most recent evaluation of the Company's internal controls, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three month period ended September 30, 2002, we sold European-style put options covering 600,000 of our ordinary shares in five separate private transactions (four transactions of 100,000 put options each and another transaction of 200,000 put options). The options give the holder the right to require us to purchase our ordinary shares from the holder at their respective exercise prices on their respective expiration dates. If we are required to purchase the shares covered by the options, we have the option to settle in cash or net shares of Noble. The strike price under each option represented between 90 and 95 percent of the spot price of the ordinary shares at the date of the transaction.

         The following table sets forth certain information with respect to each of these five transactions:


                                                              Premium                              Cash          Put Option
   Date of        Number of                                    Price         Strike Price      Consideration     Expiration
  Transaction    Put Options          Purchaser              Per Option      Per Option          Received            Date
---------------  -----------   ------------------------    -------------    -------------      --------------   -------------
  07/29/2002       100,000     SalomonSmithBarney              $2.79            $28.48            $279,000        01/29/2003
  07/31/2002       100,000     Merrill Lynch                   $2.73            $29.03            $273,000        01/31/2003
  08/05/2002       100,000     Goldman Sachs                   $3.18            $27.11            $318,000        02/04/2003
  08/29/2002       100,000     Merrill Lynch                   $2.65            $27.87            $265,000        02/28/2003
  09/04/2002       200,000     Merrill Lynch                   $3.22            $26.87            $644,000        03/04/2003

                                                                       FORM 10-Q

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  We furnished a Form 8-K on July 25, 2002, which included our press release dated July 25, 2002 as Exhibit 99.1, announcing financial results for the quarter ended June 30, 2002.

                  We furnished a Form 8-K on August 14, 2002, which included a copy of each of the written statements by our Chief Executive Officer and Chief Financial Officer that accompanied our Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002. These statements were included in this Form 8-K as Exhibits 99.1 and 99.2.

                  We furnished a Form 8-K on August 29, 2002, which included our Fleet Status Update as of August 29, 2002 as Exhibit 99.1.

                                                                       FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NOBLE CORPORATION



         DATE: November 13, 2002           By:  /s/ ROBERT D. CAMPBELL
                                                --------------------------------------------
                                                Robert D. Campbell,
                                                President


         DATE: November 13, 2002           By:  /s/ MARK A. JACKSON
                                                ----------------------------------------------------------
                                                Mark A. Jackson,
                                                Senior Vice President - Finance, Chief Financial Officer,
                                                Treasurer, Controller and Assistant Secretary
                                                (Principal Financial and Accounting Officer)

                                                                       FORM 10-Q

                                 CERTIFICATIONS

I, James C. Day, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noble Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JAMES C. DAY
---------------------------------------------------------
James C. Day
Chairman and Chief Executive Officer of Noble Corporation

                                                                       FORM 10-Q


I, Mark A. Jackson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Noble Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MARK A. JACKSON
-------------------------------
Mark A. Jackson
Senior Vice President - Finance
and Chief Financial Officer of
Noble Corporation

                                                                       FORM 10-Q


                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                               EXHIBIT
         ------                               -------

         99.1              Statement of James C. Day Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2              Statement of Mark A. Jackson Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.