Form 10-K
period 2002-12-31
NOBLE CORP
filed 2003-03-17
CIK 1169055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         COMMISSION FILE NUMBER: 0-13857

                                NOBLE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CAYMAN ISLANDS                                     98-0366361
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                        identification number)


          13135 SOUTH DAIRY ASHFORD, SUITE 800, SUGAR LAND, TEXAS 77478
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100

           Securities registered pursuant to Section 12(b) of the Act:

ORDINARY SHARES, PAR VALUE $.10 PER SHARE                 NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS                           NEW YORK STOCK EXCHANGE
-----------------------------------------       --------------------------------------------
            Title of each class                 Name of each exchange on which registered


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         Aggregate market value of Ordinary Shares held by nonaffiliates as of June 28, 2002: $5,098,000,000

         Number of Ordinary Shares outstanding as of March 6, 2003: 133,579,505

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 2003 annual meeting of members - Part III

                                TABLE OF CONTENTS

                                                                                                        PAGE
============================================================================================================
   PART      ITEM 1.     BUSINESS........................................................................ 1
    I                General............................................................................. 1
                     Business Strategy................................................................... 2
                     Business Development During 2002.................................................... 2
                     Corporate Restructuring............................................................. 3
                     Drilling Contracts.................................................................. 4
                     Offshore Drilling Operations........................................................ 5
                            International Contract Drilling.............................................. 5
                            Domestic Contract Drilling................................................... 5
                            Labor Contracts.............................................................. 5
                     Technology, Engineering Services and Project Management............................. 6
                     Competition and Risks............................................................... 6
                     Governmental Regulation and Environmental Matters................................... 7
                     Employees........................................................................... 8
                     Financial Information about Foreign and Domestic Operations......................... 8
                     Available Information............................................................... 8
             ITEM 2.     PROPERTIES...................................................................... 8
                     Drilling Fleet...................................................................... 8
                            Semisubmersibles............................................................. 8
                            Dynamically Positioned Drillships............................................ 9
                            Jackup Rigs.................................................................. 9
                            Submersibles................................................................. 9
                     Facilities.......................................................................... 12
             ITEM 3.     LEGAL PROCEEDINGS............................................................... 12
             ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................. 12
             EXECUTIVE OFFICERS OF THE REGISTRANT........................................................ 13
============================================================================================================
   PART      ITEM 5.     MARKET FOR REGISTRANT'S ORDINARY SHARES AND RELATED SHAREHOLDER MATTERS......... 14
    II       ITEM 6.     SELECTED FINANCIAL DATA......................................................... 15
             ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS...................................................................... 16
                     Business Environment................................................................ 16
                     Results of Operations............................................................... 16
                     Liquidity and Capital Resources..................................................... 21
                     Corporate Restructuring............................................................. 23
                     Critical Accounting Policies........................................................ 23
                     Accounting Pronouncements........................................................... 25
             ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK.............................................................. 27
             ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................... 28
             ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE...................................................................... 68
============================================================================================================
   PART      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................. 68
   III       ITEM 11     EXECUTIVE COMPENSATION.......................................................... 68
             ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................. 68
             ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................. 68
             ITEM 14.    CONTROLS AND PROCEDURES......................................................... 68
============================================================================================================
   PART      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................. 69
    IV       SIGNATURES ..................................................................................70

                                    FORM 10-K

         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in United States tax laws, or the enactment of new United States tax laws, that may result in Noble Corporation being subject to taxation in the United States on its worldwide earnings, other material changes in the tax laws of the United States or other countries in which we operate which could increase our effective tax rate, volatility in crude oil and natural gas prices, the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets, potential deterioration in the demand for our drilling services and resulting declining dayrates, changes in our customers' drilling programs or budgets due to factors discussed herein or due to their own internal corporate events, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, intense competition in the drilling industry, changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive, political and economic conditions in the United States and in international markets where we operate, acts of war or terrorism and the aftermath of the September 11, 2001 terrorist attacks on the United States, cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects, adverse weather (such as hurricanes or monsoons) and seas, operational risks (such as blowouts and fires), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-K, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.


                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 55 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of 13 semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 36 independent leg, cantilever jackup rigs includes 22 units that operate in water depths of 300 feet or greater, four of which operate in water depths of 360 feet or greater, and 11 units that operate in water depths up to 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Approximately 70 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, Mexico and India. During 2000, we also operated in Venezuela. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

         Noble Corporation, a Cayman Islands exempted company limited by shares (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling") that was organized in 1939, as part of the internal corporate restructuring of

Noble Drilling and its subsidiaries during 2002. See "Corporate Restructuring" below for more information on this restructuring. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells for others domestically since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term "Noble" refers to Noble Corporation and the terms "Company", "we", "our" and words of similar import refer to Noble and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.


BUSINESS STRATEGY

         Although the deepwater drilling market is currently experiencing near-term softness due to an increased supply of deepwater rigs, both the level of drilling activity and the number of announced discoveries in water depths greater than 5,000 feet have increased substantially in recent years, thus increasing the demand for rigs capable of drilling in these water depths. As such, in recent years we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications, and to deploy assets in important geological areas.

         The offshore contract drilling industry has, in recent years, experienced a series of asset sales and consolidations among drilling contractors, and we expect this trend to continue as drilling contractors position themselves strategically in the market. From time to time, we discuss asset transactions or business combinations with others, and we intend to continue to consider business opportunities that we believe promote our business strategy.

         In addition, as part of our strategy, we have focused on the continued development of technological applications for the drilling industry. Our Noble Engineering & Development Limited ("NED"), Maurer Technology Incorporated ("Maurer") and newly acquired downhole technology subsidiaries are engaged in this activity. (See "Business Development During 2002" below for information regarding our newly acquired downhole technology subsidiaries.)


BUSINESS DEVELOPMENT DURING 2002

         As part of our strategy to expand our international operations, we moved four jackup rigs to Mexico from the U.S. Gulf of Mexico for long-term contracts with Petroleos Mexicanos ("Pemex") during the latter part of 2002. The Noble Gene Rosser and Noble Sam Noble commenced contracts with Pemex in September and October, respectively, while the Noble Johnnie Hoffman and Noble John Sandifer commenced contracts with Pemex in November. We also recently entered into letters of intent for long-term contracts with Pemex for the Noble Leonard Jones and Noble Earl Frederickson. We expect to commence these contracts for the Noble Leonard Jones and Noble Earl Frederickson in March
2003 and April 2003, respectively.

         In addition, we purchased several drilling units during 2002. On December 12, 2002, we purchased two jackup drilling rigs, the Trident III and Dhabi II, from a subsidiary of Schlumberger Limited for an aggregate purchase price of $95,000,000 in an all cash transaction. These units are operating in the United Arab Emirates under contracts expiring in 2004. We also entered into option agreements with this subsidiary of Schlumberger that give us the right to purchase two additional premium jackup rigs, the Trident XVIII and Trident XIX. These units are currently operating in Iran and our right to exercise these options will commence following the completion of their existing contracts and their mobilization to the United Arab Emirates, which is expected to be May 2003 and July 2003 for the Trident XVIII and Trident XIX, respectively. We paid $24,900,000 for these options and would pay an additional exercise price of $58,100,000 to purchase both units.

         On March 27, 2002, we purchased two semisubmersible baredecks, Bingo 9000 Rig 3 and Bingo 9000 Rig 4, from subsidiaries of Ocean Rig ASA ("Ocean Rig") for an aggregate purchase price of $45,000,000 in an all cash transaction.

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97), from subsidiaries of Transocean Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We recently completed an upgrade to the living quarters and drilling equipment on the Noble Lorris Bouzigard and the unit is currently operating under contract in the Gulf of Mexico. We are currently upgrading the living quarters and drilling equipment on the Noble Therald Martin. This unit's upgrade will be completed in the second quarter of 2003 and the unit will be equipped with Noble's proprietary aluminum alloy riser, which will allow it to drill in up to 4,000 feet of water. We plan to deploy aluminum alloy riser on the Noble Lorris Bouzigard during the third quarter of 2003, which will enable it also to drill in up to 4,000 feet of water.

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

         In connection with the above described transaction, we also acquired 24 Well Director(TM) drilling tools and related assets owned by Phoenix Technology Services, Ltd. ("Phoenix") for $6,000,000 in cash. We agreed to pay up to an additional $3,000,000 provided certain operating performance milestones are achieved during the period through May 3, 2005. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well Director(TM) drilling tools.

         Pursuant to a related agreement, we and DMT each committed to fund 2,100,000 Euros to a new joint venture in which each party has a 50 percent interest. The joint venture will in turn use such funds to retain DMT to conduct research and development. This joint venture will own the intellectual property rights of all new technology developed.


CORPORATE RESTRUCTURING

         On April 30, 2002, Noble became the successor to Noble Drilling as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The proposal to adopt the restructuring passed with 106,694,424 shares voted in favor of the proposal (representing 96.4 percent of the shares voted on the proposal). The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders' equity did not change as a result of the restructuring.

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

         For the year ended December 31, 2002, 65 percent of our revenues and 86 percent of our net income was derived from drilling operations outside of the United States. Our restructuring was in part driven by inequitable treatment under current U.S. tax laws, which impose taxes on the worldwide income of U.S. companies. This method of taxation places U.S.-based multinationals at a competitive disadvantage. The parent companies of certain of our competitors, including our two largest competitors, are incorporated in the Cayman Islands and other non-U.S. countries that impose either no tax or tax at rates substantially less than the United States.

         As previously disclosed and widely reported in the media, during the 107th Congress several bills had been introduced in the U.S. House of Representatives and the U.S. Senate which dealt with various aspects of corporate "inversions". Although previously proposed legislation, if enacted in its form as originally filed, would have substantially reduced or eliminated the benefits of the restructuring to Noble, other proposed legislation would have allowed Noble to maintain the benefits of the restructuring. Proposed legislation was also directed towards leveling the playing field with respect to provisions in the U.S. Internal Revenue Code that put U.S. companies competing in a global marketplace at a competitive disadvantage.

         Legislation similar to bills proposed in 2002 has been, or likely will be, introduced in the 108th Congress. Our consolidated financial statements for the year ended December 31, 2002 include a reduction in the income tax provision of $9,000,000 for tax benefits attributable to this restructuring.


DRILLING CONTRACTS

         We typically employ each drilling unit under an individual contract. Although the final terms of the contracts are the result of our negotiations with our customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:

         o a term extending over a specific period of time or the period necessary to drill one or more wells (in general, we seek to have a reasonable balance of short- and long-term contracts to minimize the impact of a decline in the market, while obtaining the upside of increasing market prices in a rising market);

         o terms permitting early termination of the contract by the customer (1) if the unit is lost or destroyed; or (2) if operations are suspended for a specified period of time due to either breakdown of major equipment or "force majeure" events beyond our control and the control of the customer;

         o options in favor of the customer to drill one or more additional wells, generally upon advance notice to us;

         o payment of compensation to us (generally in U.S. Dollars) on a "daywork" basis, so that we receive a fixed amount for each day ("dayrate") that the drilling unit is operating under contract (lower rates or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control); and

         o payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies.

         The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us. The terms may also require an early termination payment by the customer.

         During times of depressed market conditions, our customers may seek to avoid or reduce their obligations under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.

         Seventeen of our rigs are contracted for the remainder of 2003. We anticipate that the primary terms of the current contracts on 28 of our rigs will expire at varying times in 2003, subject to options to extend in the case of 18 contracts. Our remaining rigs are either available for service or in a shipyard for repair, refurbishment or upgrade.

         Many contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one location to another. When market conditions require us to bear these costs, our operating margins are accordingly reduced. We cannot predict our ability to recover these costs in the future. For shorter moves such as "field moves", our customers have generally agreed to bear the costs of moving the unit by paying us a reduced dayrate or "move rate" while the unit is being moved.


OFFSHORE DRILLING OPERATIONS

         Our offshore contract drilling operations, which accounted for approximately 95 percent, 95 percent and 86 percent of operating revenues for the years ended December 31, 2002, 2001 and 2000, respectively, are conducted worldwide. Our offshore drilling fleet consists of 55 units. See "Drilling Fleet" in "Item 2. Properties." Our principal regions of contract drilling operations include the Gulf of Mexico, North Sea, Brazil, West Africa, the Middle East, Mexico and India. In 2002, Royal Dutch/Shell Group and Petroleo Brasiliero S.A. accounted for approximately 15 percent and 12 percent, respectively, of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues.


INTERNATIONAL CONTRACT DRILLING

         Our contract drilling services revenues from international sources accounted for approximately 68 percent, 52 percent and 49 percent of our total contract drilling services revenues for 2002, 2001 and 2000, respectively. In 2002, approximately 63 percent of our international contract drilling services revenues was derived from contracts with large cap (equity market capitalization greater than $4 billion) companies, 33 percent was derived from contracts with government-owned companies and the remaining 4 percent was derived from other independent operators.


DOMESTIC CONTRACT DRILLING

         Contract drilling services revenues generated in the U.S. accounted for approximately 32 percent, 48 percent and 51 percent of our total contract drilling services revenues for 2002, 2001 and 2000, respectively. In 2002, approximately 81 percent of our domestic contract drilling revenues was derived from contracts with large cap companies and the remaining 19 percent was derived from contracts with other independent operators.


LABOR CONTRACTS

         Our offshore operations also include services we perform under labor contracts for drilling and workover activities covering six rigs operating in the U.K. North Sea and two rigs under a labor contract (the "Hibernia Project") off the east coast of Canada. These rigs are not owned or leased by us. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operated under a five-year agreement that was extended during 2002 and expires in 2007, our labor contracts are generally renewable on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Drilling contractor crews will, therefore, typically remain on the platform until a field is depleted.

TECHNOLOGY, ENGINEERING SERVICES AND PROJECT MANAGEMENT

         Our technology initiative focuses on the design and development of drilling products, drilling related software programs and technical solutions to enhance drilling efficiency. These functions are performed by our NED and Maurer subsidiaries. In addition, through our WELLDONE and Phoenix acquisitions we will begin operating our Well Director(TM) automatic rotary steerable drilling system and continue to conduct research and development on downhole technologies in 2003.

         We also provide engineering services, which includes the design of drilling equipment for offshore development. We work on a contract basis with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability.

         In October 2000, our Triton Engineering subsidiary ("Triton") revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bore the financial risk of delays in the completion of the well. Due to its revised business model, Triton did not complete any turnkey wells in 2002 or 2001, compared to 20 wells completed in 2000. No revenues from turnkey drilling services were recognized in 2002 and 2001, while these operations represented 9 percent of our consolidated operating revenues in 2000.


COMPETITION AND RISKS

         The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. We believe that competition for drilling contracts will continue to be intense for the foreseeable future. Certain competitors may have access to greater financial resources than we do.

         Competition in contract drilling involves numerous factors, including price, rig availability and suitability, experience of the workforce, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. We believe that we compete favorably with respect to all of these factors. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

         We follow a policy of keeping our equipment well maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business occur from time to time. We cannot assure you that any such shortages experienced in the past would not occur again or that any shortages, to the extent currently existing, will not continue or worsen in the future.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. These prices are extremely volatile. Despite generally higher oil prices in 2002 as compared to 2001, drilling activity in many international markets, which are influenced more by oil prices than natural gas prices, remained flat during 2002. We believe that operators in international markets were reluctant to increase drilling activity in 2002, despite these higher prices, due to the uncertainty surrounding the worldwide economy and the political unrest in the Middle East and Venezuela, which contributed to the higher oil prices.

         Natural gas prices also rose during 2002 as inventory storage has fallen below average historical levels. The decline in natural gas inventory storage is attributable to lower North American natural gas production in 2002 and increased demand for natural gas due to winter temperatures that were colder than the previous year. Although natural gas prices continued to rise during 2002, operators on average have not increased drilling activities. We believe this is due to the uncertainty surrounding the world economy. The reduced drilling activity in the U.S. Gulf of Mexico has resulted in continued depressed utilization rates and dayrates for drilling rigs in that region.

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

         We believe that a significant decrease from recent historical average oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Furthermore, oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term.

         For the foregoing reasons, we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         Our operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment. In addition, our operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to causing environmental damage, could cause substantial damage to oil and natural gas producing formations. Although we maintain insurance against many of these hazards, our insurance is subject to deductibles. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, we generally obtain indemnification from our customers for environmental damage with respect to offshore drilling.

         Our international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war, terrorism and civil disturbances, expropriation, nationalization, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which we conduct operations. We have sought to obtain, where economical, insurance against certain political risks. However, we cannot assure you that this insurance will always be available to us or, if available, will cover all losses that we may incur in respect of foreign operations.


GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         Many aspects of our operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Generally, these environmental laws and regulations impose "strict liability". This means that we could be liable without regard to our negligence or fault. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for any of our acts, even if they complied with all applicable laws in effect at the time we acted.

         The U.S. Oil Pollution Act of 1990 ("OPA `90") and regulations thereunder impose certain additional operational requirements on our domestic offshore rigs and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA `90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. We monitor these regulations and do not believe that they are likely to have a material adverse effect on our financial condition or results of operations. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us any differently or to any greater or lesser extent than other companies in the energy services industry.

         The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.


EMPLOYEES

         At December 31, 2002, we had 3,747 employees, of whom approximately 50 percent were engaged in international operations and approximately 50 percent were engaged in domestic operations. We are not a party to any collective bargaining agreements that are material. We consider our employee relations to be satisfactory.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.


AVAILABLE INFORMATION

         Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at our internet website at http://www.noblecorp.com. These filings are also available to the public at the Securities and Exchange Commission's ("SEC") Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at http://www.sec.gov.


ITEM 2. PROPERTIES

DRILLING FLEET

         Our offshore drilling rig fleet consists of 55 units comprising 13 semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three drillships, 36 jackup rigs and three submersibles. The rig count includes one drillship and one jackup unit in which we have partial ownership interests through joint ventures and one jackup rig operated pursuant to a long-term lease ("bareboat charter") agreement. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.


SEMISUBMERSIBLES

         Our semisubmersible fleet consists of 13 units. Among the thirteen are five units that have been converted to Noble EVA-4000(TM) semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles. Also included in this fleet are two Pentagone 85 semisubmersibles, two Bingo 9000 baredeck hulls, and one semisubmersible capable of operating in harsh environments. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a dynamic positioning system and can drill in many areas where jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are designed to work in water depths of up to 8,900 feet, depending on the unit. Semisubmersibles are typically more expensive to construct and operate than jackup rigs.

DYNAMICALLY POSITIONED DRILLSHIPS

         We have three dynamically positioned drillships in the fleet. Drillships are ships that are equipped for drilling and are typically self-propelled. Drillships are positioned over the well through use of either an anchoring system or a computer controlled dynamic positioning system. Our two wholly-owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 5,000 feet and 6,000 feet, respectively. The Noble Muravlenko, in which we own an 82 percent interest through a joint venture, is capable of drilling in water depths up to 4,000 feet.


JACKUP RIGS

         We have 36 jackup rigs in the fleet, including one in which we own a 50 percent interest through a joint venture and one that we operate pursuant to a long-term bareboat charter agreement. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackup rigs are independent leg (i.e., the legs can be raised or lowered independently of each other), cantilevered rigs. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between eight and 390 feet, depending on the jackup rig. Our premium fleet of jackup rigs includes 22 units that are capable of operating in water depths of 300 feet or greater, four of which are capable of operating in water depths of 360 feet or greater, and 11 units that operate in water depths up to 250 feet. Eight of our jackup rigs are capable of operating in harsh environments.


SUBMERSIBLES

         We have three submersibles in the fleet. Submersibles are mobile drilling platforms which are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Our submersibles are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 12 and 85 feet, depending on the submersible.

         The following table sets forth certain information concerning our drilling rig fleet at March 13, 2003. The table does not include eight rigs owned by operators for which we had labor contracts as of March 13, 2003. We operate and, unless otherwise indicated, own all of the rigs included in the table.

                                 DRILLING FLEET

                                                                             WATER    DRILLING
                                                                   YEAR      DEPTH     DEPTH
                                                                 BUILT OR    RATING   CAPACITY
NAME                                   MAKE                     REBUILT(1)   (FEET)    (FEET)   LOCATION                 STATUS(2)
-----------------------------------------------------------------------------------------------------------------------------------
SEMISUBMERSIBLES - 13
Noble Paul Wolff(T)                    Noble EVA-4000(TM)- DP     1999 R      8,900    30,000   Brazil                   Active
Noble Paul Romano(T)                   Noble EVA-4000(TM)         1998 R      6,000    30,000   U.S. Gulf of Mexico      Active
Noble Amos Runner(T)                   Noble EVA-4000(TM)         1999 R      6,600    30,000   U.S. Gulf of Mexico      Active
Noble Jim Thompson(T)                  Noble EVA-4000(TM)         1999 R      6,000    30,000   U.S. Gulf of Mexico      Active
Noble Max Smith(T)                     Noble EVA-4000(TM)         1999 R      6,000    30,000   U.S. Gulf of Mexico      Active
Noble Homer Ferrington(T)              Friede & Goldman 9500      2000 R      6,000    30,000   U.S. Gulf of Mexico      Available
                                         Enhanced Pacesetter
Noble Ton van Langeveld(T)(3)          Offshore Co. SCP III       2000 R      1,500    20,000   U.K.                     Active
Noble Dave Beard(T)(4)                 Friede & Goldman 9500      1986       10,000    25,000   China                    Shipyard
                                         Enhanced Pacesetter
Noble Clyde Boudreaux(T)(4)            Friede & Goldman 9500      1987       10,000    25,000   U.S. Gulf of Mexico      Shipyard
                                         Enhanced Pacesetter
Noble Lorris Bouzigard(T)(5)           Pentagone 85               2003 R      4,000    25,000   U.S. Gulf of Mexico      Active
Noble Therald Martin(T)(5)             Pentagone 85               2003 R      4,000    25,000   U.S. Gulf of Mexico      Shipyard
Bingo 9000 Rig 3(4)                    Trosvik Bingo 9000         1999       10,000    30,000   China                    Shipyard
Bingo 9000 Rig 4(4)                    Trosvik Bingo 9000         1999       10,000    30,000   China                    Shipyard
-----------------------------------------------------------------------------------------------------------------------------------
DYNAMICALLY POSITIONED DRILLSHIPS - 3
Noble Roger Eason(T)                   Nedlloyd                   1997 R      6,000    25,000   Brazil                   Active
Noble Leo Segerius(T)                  Gusto Engineering Pelican  1996 R      5,000    20,000   Brazil                   Active
                                       Class
Noble Muravlenko(T)(6)                 Gusto Engineering Pelican  1997 R      4,000    21,000   Brazil                   Active
                                       Class
-----------------------------------------------------------------------------------------------------------------------------------
INDEPENDENT LEG CANTILEVERED
JACKUPS - 36
Noble Bill Jennings(T)                 MLT 84 - E.R.C.            1997 R        390    25,000   U.S. Gulf of Mexico      Active
Noble Eddie Paul(T)                    MLT 84 - E.R.C.            1995 R        390    25,000   U.S. Gulf of Mexico      Active
Noble Leonard Jones(T)(7)              MLT 53 - E.R.C.            1998 R        390    25,000   U.S. Gulf of Mexico      Contracted
Noble Julie Robertson(T)(3)(8)         Baker Marine Europe Class  2000 R        390    25,000   U.K.                     Active
Noble Al White(T)(3)                   CFEM T-2005C               1997 R        360    25,000   The Netherlands          Active
Noble Byron Welliver(T)(3)             CFEM T-2005C               1982          300    25,000   Denmark                  Active
Noble Kolskaya(T)(3)(9)                Gusto Engineering-C        1997 R        330    25,000   The Netherlands          Active
Noble Johnnie Hoffman(T)               Baker Marine BMC 300       1993 R        300    25,000   Mexico                   Active
Noble Roy Butler(T)(10)                F&G L-780 MOD II           1996 R        300    25,000   Nigeria                  Active
Noble Tommy Craighead(T)               F&G L-780 MOD II           1990 R        300    25,000   Nigeria                  Active
Noble Kenneth Delaney(T)               F&G L-780 MOD II           1998 R        300    25,000   U.A.E.                   Active
Noble Percy Johns(T)                   F&G L-780 MOD II           1995 R        300    25,000   Nigeria                  Active
Noble George McLeod(T)                 F&G L-780 MOD II           1995 R        300    25,000   U.A.E.                   Active
Noble Jimmy Puckett(T)                 F&G L-780 MOD II           2002 R        300    25,000   U.A.E.                   Active
Noble Gus Androes(T)                   Levingston 111-C           1996 R        300    25,000   Qatar                    Active
Noble Lewis Dugger(T)                  Levingston 111-C           1997 R        300    20,000   Mexico                   Active
Noble Ed Holt(T)                       Levingston 111-C           1994 R        300    25,000   U.A.E.                   Contracted
Noble Sam Noble(T)                     Levingston 111-C           1982          300    25,000   Mexico                   Active
Noble Gene Rosser(T)                   Levingston 111-C           1996 R        300    20,000   Mexico                   Active
Noble John Sandifer(T)                 Levingston 111-C           1995 R        300    20,000   Mexico                   Active
Panon(T)(11)                           Levingston 111-C           2001 R        300    20,000   U.A.E.                   Contracted
Trident III(T)(12)                     MLT Class 116-C            1979          300    25,000   U.A.E.                   Active
Noble Charles Copeland(T)              MLT Class 82-SD-C          2001 R        250    20,000   Bahrain                  Active
Noble Earl Frederickson(T)(13)         MLT Class 82-SD-C          1979          250    20,000   U.S. Gulf of Mexico      Contracted
Noble Tom Jobe(T)                      MLT Class 82-SD-C          1982          250    25,000   U.S. Gulf of Mexico      Active
Noble Ed Noble(T)                      MLT Class 82-SD-C          1990 R        250    20,000   Nigeria                  Available
Noble Lloyd Noble(T)                   MLT Class 82-SD-C          1990 R        250    20,000   Nigeria                  Active
Noble Carl Norberg(T)                  MLT Class 82-C             1996 R        250    20,000   U.S. Gulf of Mexico      Active
Noble Chuck Syring(T)                  MLT Class 82-C             1996 R        250    20,000   Qatar                    Active
Noble George Sauvageau(T)(3)           NAM Nedlloyd-C             1981          250    20,000   The Netherlands          Active
Noble Ronald Hoope(T)(3)               Marine Structure CJ-46     1982          250    25,000   The Netherlands          Active
Noble Lynda Bossler(T)(3)              Marine Structure CJ-46     1982          250    25,000   The Netherlands          Active
Noble Piet van Ede(T)(3)               Marine Structure CJ-46     1982          250    25,000   The Netherlands          Active
Noble Dick Favor                       Baker Marine BMC 150       1993 R        150    20,000   Brazil                   Active
Noble Don Walker(T)                    Baker Marine BMC 150       1992 R        150    20,000   Nigeria                  Available
Dhabi II(T)                            Baker Marine BMC 150       1981          150    20,000   U.A.E.                   Active
-----------------------------------------------------------------------------------------------------------------------------------
SUBMERSIBLES - 3
Noble Joe Alford                       Pace Marine 85G            1997 R         85    25,000   U.S. Gulf of Mexico      Active
Noble Lester Pettus                    Pace Marine 85G            1997 R         85    25,000   U.S. Gulf of Mexico      Available
Noble Fri Rodli                        Transworld                 1998 R         70    25,000   U.S. Gulf of Mexico      Available
-----------------------------------------------------------------------------------------------------------------------------------

                      See footnotes on the following page.

                           FOOTNOTES TO DRILLING FLEET


(T)      Denotes Top Drive.

(1) Rigs designated with an "R" were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management.

(2) Rigs listed as "active" were operating under contract; rigs listed as "available" were available for bidding; rigs listed as "contracted" have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as "shipyard" are in a shipyard for repair, refurbishment or upgrade.

(3)      Harsh environment capability.

(4)      Water depth rating is subsequent to the rig's planned upgrade.

(5)      Water depth rating is utilizing aluminum alloy riser.

(6) We operate the unit and own an 82 percent interest in the unit through a joint venture.

(7) Although currently located in the U.S. Gulf of Mexico, the rig has been contracted for work in Mexico, which is expected to begin in March 2003.

(8) Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 180 feet of water. We own the additional legs required to extend the drilling depth capability to 390 feet of water.

(9) We have operating control of the unit pursuant to a long-term bareboat charter agreement.

(10) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

(11)     We own a 50 percent interest in the unit through a joint venture.

(12) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water.

(13) Although currently located in the U.S. Gulf of Mexico, the rig has been contracted for work in Mexico, which is expected to begin in April 2003.

FACILITIES

         Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in St. Michael, Barbados; New Orleans and Lafitte, Louisiana; Leduc, Alberta and St. John's, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Stavanger, Norway; Ciudad Ojeda, Venezuela; Del Carmen, Mexico; Doha, Qatar; Abu Dhabi, U.A.E.; Beverwijk, The Netherlands; Macae, Brazil; Essen and Lachendorf, Germany; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities in Bayou Black, Louisiana; Aberdeen, Scotland; and Grand Cayman, Cayman Islands.


ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which we are a party or of which our property is the subject. We are involved in certain routine litigation incidental to our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 6, 2003 with respect to our executive officers:

        NAME          AGE     POSITION
        ----          ---     --------

James C. Day           59     Chairman of the Board and Chief Executive Officer and Director

Robert D. Campbell     52     President and Director

Mark A. Jackson        47     Senior Vice President and Chief Financial Officer

Danny W. Adkins        53     Senior Vice President - Operations

Julie J. Robertson     47     Senior Vice President - Administration and Corporate Secretary

         James C. Day has served as Chairman of the Board of Noble since October 22, 1992 and as Chief Executive Officer since January 1, 1984, and he served as President from January 1, 1984 to January 1, 1999. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble since 1984. Mr. Day is also a director of Global Industries, Ltd. and Noble Affiliates, Inc. and a trustee of The Samuel Roberts Noble Foundation, Inc.

         Robert D. Campbell has served as President of Noble since January 1, 1999 and as a director since February 4, 1999. Prior to January 1, 1999, Mr. Campbell practiced corporate/securities law as a senior shareholder with the firm of Thompson & Knight, P.C. and served as general counsel to Noble Drilling for more than five years.

         Mark A. Jackson has served as Senior Vice President and Chief Financial Officer of Noble since September 1, 2000. From May 1999 to August 2000, Mr. Jackson served as Executive Vice President and Chief Financial Officer for Santa Fe Snyder Corporation, an oil and gas exploration and production company. From August 1997 to May 1999, he served as Senior Vice President and Chief Financial Officer of Snyder Oil Corporation, an oil and gas exploration and production company. Prior to August 1997, Mr. Jackson served consecutively in the positions of Vice President & Controller, Vice President - Finance and Vice President & Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, beginning in 1988.

         Danny W. Adkins has served as Senior Vice President - Operations of Noble since April 2002. Prior to that, he held the same position with Noble Drilling International (Cayman) Ltd. since August 2000. From March 1997 to August 2000, Mr. Adkins served consecutively as Vice President - Engineering and Senior Vice President - Engineering for Noble Drilling Services Inc. From September 1994 to March 1997, he served as Vice President - Operations for Noble Drilling Services Inc. Prior to September 1994, Mr. Adkins served consecutively in the positions of Manager of Engineering and Vice President - Operations for a predecessor subsidiary of Noble, beginning in December 1990.

         Julie J. Robertson has served as Senior Vice President - Administration of Noble since July 2001 and as Corporate Secretary of Noble since December 1993. Ms. Robertson served as Vice President - Administration of Noble Drilling from April 1996 to July 2001. In September 1994, Ms. Robertson became Vice President - Administration of Noble Drilling Services Inc. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S ORDINARY SHARES AND RELATED SHAREHOLDER MATTERS

         Noble's ordinary shares are listed and traded on the New York Stock Exchange under the symbol "NE". The following table sets forth for the periods indicated the high and low sales prices of our ordinary shares:

                                                         HIGH        LOW
                                                       --------   --------

2002
         First quarter...............................  $  41.39   $  28.36
         Second quarter..............................     45.79      38.15
         Third quarter...............................     38.70      28.15
         Fourth quarter..............................     37.79      30.34

2001
         First quarter...............................  $  54.00   $  37.25
         Second quarter..............................     50.01      30.87
         Third quarter...............................     33.75      20.80
         Fourth quarter..............................     35.62      22.85

         We have not paid any cash dividends on our ordinary shares, and Noble Drilling did not pay any cash dividends on shares of its common stock since it became a publicly held corporation in October 1985. We do not anticipate paying dividends on our ordinary shares at any time in the foreseeable future.

         At March 6, 2003, there were 1,653 record holders of ordinary shares.

         During 2002, we sold European-style put options covering 1,300,000 of our ordinary shares in 12 separate private transactions (11 transactions of 100,000 put options each and another transaction of 200,000 put options). The options gave the holder the right to require us to purchase our ordinary shares from the holder at their respective exercise prices on their respective expiration dates. If we were required to purchase the shares covered by the options, we had the option to settle in cash or net shares of Noble. The strike price under each option represented between 90 and 95 percent of the spot price of the ordinary shares at the date of the transaction.

         The following table sets forth certain information with respect to each of these 12 transactions:

                                                 PREMIUM                       CASH          PUT OPTION
 DATE OF      NUMBER OF                           PRICE     STRIKE PRICE   CONSIDERATION     EXPIRATION
TRANSACTION  PUT OPTIONS        PURCHASER       PER OPTION   PER OPTION      RECEIVED           DATE
-----------  -----------   ------------------   ----------  ------------   ------------    -------------
01/14/2002     100,000     Jefferies            $    2.40    $    26.99    $    240,000    07/15/2002
01/18/2002     100,000     SalomonSmithBarney        2.76         26.24         276,000    07/18/2002
01/30/2002     100,000     SalomonSmithBarney        2.45         26.60         245,000    07/30/2002
02/28/2002     100,000     Goldman Sachs             2.78         31.78         278,000    08/30/2002(1)
05/29/2002     100,000     Goldman Sachs             2.84         37.93         284,000    11/28/2002(1)
06/03/2002     100,000     SalomonSmithBarney        2.80         37.12         280,000    12/03/2002(1)
06/05/2002     100,000     Merrill Lynch             2.77         35.10         277,000    12/05/2002(1)
07/29/2002     100,000     SalomonSmithBarney        2.79         28.48         279,000    01/29/2003
07/31/2002     100,000     Merrill Lynch             2.73         29.03         273,000    01/31/2003
08/05/2002     100,000     Goldman Sachs             3.18         27.11         318,000    02/04/2003
08/29/2002     100,000     Merrill Lynch             2.65         27.87         265,000    02/28/2003
09/04/2002     200,000     Merrill Lynch             3.22         26.87         644,000    03/04/2003

(1)  100,000 ordinary shares were issued upon the exercise of these put options.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                   2002           2001           2000           1999           1998
                                               ------------   ------------   ------------   ------------   ------------
                                                              (In thousands, except per share amounts)
STATEMENT OF INCOME DATA
Operating revenues(1) ......................   $    986,356   $  1,029,760   $    898,224   $    715,598   $    800,472
Net income(2) ..............................        209,503        262,922        165,554         84,469        162,032
Per share:
    Basic ..................................   $       1.58   $       1.98   $       1.24   $       0.64   $       1.24
    Diluted ................................           1.57           1.96           1.22           0.64           1.23

BALANCE SHEET DATA (AT END OF PERIOD)
Property and equipment, net ................   $  2,471,043   $  2,149,217   $  2,095,129   $  2,049,769   $  1,649,133
Total assets ...............................      3,065,714      2,750,740      2,595,531      2,432,324      2,178,633
Long-term debt .............................        589,562        550,131        650,291        730,893
                                                                                                                460,842
Total debt(3) ..............................        670,139        605,561        699,642        790,353        609,628
Shareholders' equity .......................      1,989,210      1,778,319      1,576,719      1,398,042      1,310,473

OTHER DATA
Net cash provided by operating activities ..   $    445,364   $    451,046   $    330,736   $    277,443   $    263,081
Capital expenditures .......................        268,054        133,776        125,199        421,679        540,571

----------

(1) During 2002, we adopted Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that "out-of-pocket" expenses incurred be included in direct costs and the reimbursements received from customers related to such expenses be included in operating revenues. Accordingly, pursuant to EITF 01-14, we have reclassified the reimbursements from customers that were recorded as a reduction to direct costs to operating revenues for all periods presented. The impact on operating revenues and direct costs was an increase of $27,431,000, $15,624,000, $9,695,000 and $12,231,000 for 2001, 2000, 1999 and 1998,
     respectively. This adoption had no impact on operating income or net income.

(2) The 1999 amount includes a non-recurring restructuring charge of $4,861,000, net of tax, related to early retirement packages offered to a number of domestic employees and the relocation of our Lafayette, Louisiana office to Sugar Land, Texas.

(3) Consists of long-term debt ($589,562,000 at December 31, 2002), and short-term debt and current maturities of long-term debt ($80,577,000 at December 31, 2002). The December 31, 2002 amount includes $38,401,000 principal amount of fixed rate senior secured notes issued by an indirect, wholly-owned subsidiary of Noble, which notes are non-recourse except to the issuer thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion is intended to assist you in understanding our financial position as of December 31, 2002 and 2001, and our results of operations for each of the three years in the period ended December 31, 2002. You should read the accompanying consolidated financial statements and their notes in conjunction with this discussion.


BUSINESS ENVIRONMENT

         Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. These prices are extremely volatile. Despite generally higher oil prices in 2002 as compared to 2001, drilling activity in many international markets, which are influenced more by oil prices than natural gas prices, remained flat during 2002. We believe that operators in international markets were reluctant to increase drilling activity in 2002, despite these higher prices, due to the uncertainty surrounding the worldwide economy and the political unrest in the Middle East and Venezuela, which contributed to the higher oil prices.

         Natural gas prices also rose during 2002 as inventory storage has fallen below average historical levels. The decline in natural gas inventory storage is attributable to reduced North American natural gas production in 2002 and increased demand for natural gas due to winter temperatures that were colder than the previous year. Although natural gas prices continued to rise during 2002, operators on average have not increased drilling activities. We believe this is due to the uncertainty surrounding the world economy. The reduced drilling activity in the U.S. Gulf of Mexico has resulted in continued depressed utilization rates and dayrates for drilling rigs in that region. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas.


RESULTS OF OPERATIONS

2002 COMPARED TO 2001

    GENERAL

         Net income for 2002 was $209,503,000, or $1.57 per diluted share, on operating revenues of $986,356,000, compared to net income of $262,922,000, or $1.96 per diluted share, on operating revenues of $1,029,760,000 for 2001.

    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization, operating days and average dayrate for our offshore fleet for 2002 and 2001:

                            AVERAGE RIG
                           UTILIZATION(1)         OPERATING DAYS        AVERAGE DAYRATE
                        --------------------    -------------------   -------------------
                          2002        2001        2002       2001       2002       2001
                        --------    --------    --------   --------   --------   --------
Offshore
    International ...         95%         90%     10,052      8,718   $ 61,708   $ 56,879
    Domestic(2) .....         84%         90%      4,934      6,035     58,802     74,578

----------

(1) Utilization reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)  "Domestic" encompasses the U.S. Gulf of Mexico.


    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for 2002 and 2001:

                                                REVENUES               GROSS MARGIN
                                        -----------------------   -----------------------
                                           2002         2001         2002         2001
                                        ----------   ----------   ----------   ----------
                                                          (In thousands)

Contract drilling services ..........   $  620,289   $  495,870   $  294,459   $  229,097
Reimbursables(1) ....................       15,537       16,991        1,732          483
Labor contract drilling services ....       26,416       31,292        5,465        5,547
Engineering, consulting and other ...       11,197       11,393        1,290        3,902
                                        ----------   ----------   ----------   ----------
         Total ......................   $  673,439   $  555,546   $  302,946   $  239,029
                                        ==========   ==========   ==========   ==========

----------

(1) For information on the reclassification of reimbursements from customers, see "Accounting Pronouncements" below.

         OPERATING REVENUES. International contract drilling services revenues increased $124,419,000 due to higher average dayrates in the North Sea, the Middle East and West Africa and additional operating days in Mexico and the Middle East. The additional operating days in Mexico were attributable to the mobilization of four jackup rigs to Mexico from the U.S. Gulf of Mexico for long-term contracts beginning in the latter part of 2002. International labor contract drilling services revenues decreased $4,876,000 due to fewer equipment rentals on the Hibernia Project in Canada and lower utilization on our North Sea labor contracts. International engineering, consulting and other revenues decreased $196,000 due to a reduction in equipment fabrication services in the North Sea, partially offset by an additional engineering services contract in the North Sea and the expansion of our technology initiative to certain international markets during 2002.

         GROSS MARGIN. International contract drilling services gross margin increased $65,362,000 due to higher average dayrates in the North Sea, the Middle East and West Africa and additional operating days in Mexico and the Middle East. International engineering, consulting and other gross margin decreased $2,612,000 due to additional operating costs related to the testing and development of the Well Director(TM) drilling tools acquired in May 2002 and a reduction in equipment fabrication services in the North Sea.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for 2002 and 2001:

                                                 REVENUES                    GROSS MARGIN
                                        ---------------------------   ----------------------------
                                            2002           2001           2002            2001
                                        ------------   ------------   ------------    ------------
                                                              (In thousands)

Contract drilling services ..........   $    290,130   $    450,079   $    127,331    $    285,088
Reimbursables(1) ....................         10,646         12,131          1,393           1,208
Engineering, consulting and other ...         12,141         12,004         (4,576)          1,834
                                        ------------   ------------   ------------    ------------
         Total ......................   $    312,917   $    474,214   $    124,148    $    288,130
                                        ============   ============   ============    ============

----------

(1) For information on the reclassification of reimbursements from customers, see "Accounting Pronouncements" below.


         OPERATING REVENUES. Domestic contract drilling services revenues decreased $159,949,000, as soft market conditions in the U.S. Gulf of Mexico resulted in lower average dayrates and lower utilization. In addition, we moved four jackup rigs out of the U.S. Gulf of Mexico for long-term contracts in Mexico during the latter part of 2002. Domestic engineering, consulting and other revenues increased $137,000 due to a significant project management engagement by our Triton Engineering ("Triton") subsidiary, partially offset by fewer of our Noble Engineering & Development Limted ("NED") subsidary's Noble DrillSmart System(TM) units on third-party rigs.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $157,757,000 due to lower average dayrates and fewer operating days. Domestic engineering, consulting and other gross margin decreased $6,410,000 due to additional research and development expenditures by NED and lower margins on engineering consulting engagements conducted by Triton.


    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $6,579,000 due to various capital upgrades to our rig fleet and the acquisition in August 2001 of the remaining 50 percent equity interest in the joint venture that owned the Noble Julie Robertson. As a result of this acquisition, the results of operations of the Noble Julie Robertson are included in our Consolidated Statements of Income from the purchase date. Prior to that date, the investment was accounted for under the equity method.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $2,642,000 due primarily to professional fees and filing fees incurred in 2002 related to our corporate restructuring.

         INTEREST EXPENSE. Interest expense decreased $5,130,000 due to lower average debt balances in 2002.

         OTHER, NET. Other, net decreased $991,000 due to recognition of a realized loss of $9,758,000 in 2002 on an investment in marketable equity securities resulting from a decline in value considered by management to be permanent. This loss was partially offset by a gain in 2002 of $5,908,000 on the sale of a five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs on this property, and $2,638,000 of income from working interests in other producing deepwater exploration properties. We also incurred a $400,000 loss on the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes due 2019 during 2002. In 2001, we reported a $1,520,000 loss on the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes. In addition, interest income was lower in 2002 due to a lower average yield earned on our cash balances and investments in marketable securities.

         INCOME TAX PROVISION. Income tax provision decreased $51,728,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 14 percent in 2002 compared to 25 percent in 2001. The lower effective tax rate in 2002 was a result of a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations, and the tax benefits attributable to our corporate restructuring.


2001 COMPARED TO 2000

    GENERAL

         Net income for 2001 was $262,922,000, or $1.96 per diluted share, on operating revenues of $1,029,760,000, compared to net income of $165,554,000, or $1.22 per diluted share, on operating revenues of $898,224,000 for 2000.


    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization, operating days and average dayrate for our offshore fleet for 2001 and 2000:

                               AVERAGE RIG
                              UTILIZATION(1)             OPERATING DAYS           AVERAGE DAYRATE
                        ------------------------    -----------------------   -----------------------
                           2001          2000          2001         2000         2001         2000
                        ----------    ----------    ----------   ----------   ----------   ----------
Offshore
    International ...           90%           81%        8,718        8,133   $   56,879   $   45,810
    Domestic(2) .....           90%           91%        6,035        5,705       74,578       67,101

----------

(1) Utilization reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)  "Domestic" encompasses the U.S. Gulf of Mexico.


    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for 2001 and 2000:

                                               REVENUES                GROSS MARGIN
                                        -----------------------   -----------------------
                                           2001         2000         2001        2000
                                        ----------   ----------   ----------   ----------
                                                         (In thousands)

Contract drilling services ..........   $  495,870   $  372,572   $  229,097   $  141,552
Reimbursables(1) ....................       16,991        9,203          483          223
Labor contract drilling services ....       31,292       29,480        5,547        6,095
Engineering, consulting and other ...       11,393        6,378        3,902        4,400
                                        ----------   ----------   ----------   ----------
         Total ......................   $  555,546   $  417,633   $  239,029   $  152,270
                                        ==========   ==========   ==========   ==========

----------

(1) For information on the reclassification of reimbursements from customers, see "Accounting Pronouncements" below.


         OPERATING REVENUES. International contract drilling services revenues increased $123,298,000 due to higher average dayrates and rig utilization in West Africa, the North Sea and the Middle East, partially offset by the expiration of contracts in Venezuela. Labor contract drilling services revenues increased $1,812,000 due to escalation clauses on our labor contract for the Hibernia Project in Canada, partially offset by the expiration of a North Sea labor contract. International engineering, consulting and other revenues increased $5,015,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000.

         GROSS MARGIN. International contract drilling services gross margin increased $87,545,000 due to higher average dayrates and rig utilization in West Africa, the North Sea and the Middle East. Labor contract drilling services gross margin decreased $548,000 due to the expiration of a North Sea labor contract, partially offset by escalation clauses on our labor contract for the Hibernia project in Canada. Despite higher revenues, international engineering, consulting and other gross margin decreased $498,000. This was due to the fact that we stopped charging management fees to our joint venture that owned the Noble Julie Robertson once we acquired the entire interest in the joint venture in the third quarter of 2001.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for 2001 and 2000:

                                                REVENUES                GROSS MARGIN
                                        -----------------------   -----------------------
                                           2001         2000         2001         2000
                                        ----------   ----------   ----------   ----------
                                                          (In thousands)

Contract drilling services ..........   $  450,079   $  382,814   $  285,088   $  247,239
Reimbursables (1) ...................       12,131        7,580        1,208          936
Turnkey drilling services ...........           --       82,047           --        2,495
Engineering, consulting and other ...       12,004        8,150        1,834          254
                                        ----------   ----------   ----------   ----------
         Total ......................   $  474,214   $  480,591   $  288,130   $  250,924
                                        ==========   ==========   ==========   ==========

----------

(1) For information on the reclassification of reimbursements from customers, see "Accounting Pronouncements" below.


         OPERATING REVENUES. Domestic contract drilling services revenues increased $67,265,000 due to higher average dayrates and increased operating days on our jackup rigs. The higher operating statistics on our domestic jackup rigs reflected improved market conditions in the Gulf of Mexico for most of 2001. There was no turnkey drilling activity in 2001 as Triton revised its business model during the fourth quarter of 2000 to focus on well site management, project management and technical services. Domestic engineering, consulting and other revenues increased $3,854,000 due to additional revenues from NED and our Maurer Technology Incorporated ("Maurer") subsidiary.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $37,849,000 due to higher average dayrates and increased operating days on our jackup rigs. There was no turnkey drilling activity in 2001 due to Triton's revised business model. Domestic engineering, consulting and other gross margin increased $1,580,000 due to contributions from NED and Maurer.


    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $7,788,000 due to various capital upgrades to our rig fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $514,000 due to higher labor costs.

         INTEREST EXPENSE. Interest expense decreased $6,826,000 due to lower average debt balances in 2001.

         INCOME TAX PROVISION. Income tax provision increased $24,797,000 due to higher pretax earnings, partially offset by a lower effective tax rate. The effective tax rate was 25 percent in 2001 compared to 27 percent in 2000.


LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         Our principal capital resource in 2002 was net cash provided by operating activities of $445,364,000, which compared to $451,046,000 and $330,736,000 in 2001 and 2000, respectively. At December 31, 2002, we had cash and cash equivalents of $192,509,000, $66,130,000 of marketable debt securities and approximately $48,054,000 of funds available under our bank credit facility. We had working capital, including cash, of $184,983,000 and $286,500,000 at December 31, 2002 and 2001, respectively. Total debt as a percentage of total debt plus shareholders' equity was 25 percent at December 31, 2002 and December 31, 2001.

         We repurchased 1,055,000 of our ordinary shares at a total cost of $33,966,000 during 2002. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.

         During 2002, we sold put options covering an aggregate of 1,300,000 of our ordinary shares in private transactions at an average price paid to us of $2.81 per option. Of the 1,300,000 options sold during 2002, 300,000 expired unexercised and 400,000 were exercised during 2002, which resulted in 600,000 options outstanding at December 31, 2002. All of these options had expired unexercised as of March 4, 2003. We no longer have any purchase requirement with regard to any put options previously sold by us.

         These share repurchases and sales of put options were effected pursuant to our share repurchase program covering up to 15,000,000 shares which was adopted and authorized by the board of directors of Noble. Giving effect to prior transactions, as of March 6, 2003, 10,249,000 shares remained available and unreserved under this authorization.


    CAPITAL EXPENDITURES

         Capital expenditures totaled $268,054,000 and $133,776,000 for 2002 and 2001, respectively. During 2002, we also purchased two semisubmersible drilling rigs, two baredeck hulls and two jackup drilling rigs for $171,000,000 in the aggregate, as well as options to purchase two additional jackup rigs for $24,900,000. In addition, deferred repair and maintenance expenditures totaled $42,771,000 and $33,507,000 for 2002 and 2001, respectively. We expect that our capital expenditures and deferred repair and maintenance expenditures for 2003 will aggregate approximately $330,000,000 and $50,000,000, respectively, including $58,100,000 for the exercise of the options to purchase the two additional jackup drilling rigs. We had no joint venture fundings in 2002 and anticipate none in 2003. For information on deferred repair and maintenance expenditures and joint venture fundings, see Notes 1 and 6 of our accompanying consolidated financial statements.

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of December 31, 2002, we had approximately $95,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2003 capital expenditure and deferred repair and maintenance amounts above.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2003 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual project capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.


CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. In connection with our restructuring, Noble and its wholly-owned subsidiary, Noble Holding (U.S.) Corporation, have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. As of December 31, 2002, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $26,946,000, respectively, under the Credit Agreement, with $48,054,000 remaining available thereunder. Additionally, as of December 31, 2002, we had other letters of credit and third-party corporate guarantees totaling $15,700,000, of which $3,300,000 is supported by a restricted cash deposit, and $28,383,000 of performance and customs bonds that had been supported by surety bonds.

         At December 31, 2002, our total long-term debt had increased to $670,139,000, including current maturities of $80,577,000, due to a $125,000,000 borrowing on our bank credit facility during 2002, net of paydowns in 2002 on other debt of $60,431,000, including the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes due 2019. At December 31, 2002 and 2001, we had no off-balance sheet debt. For additional information on long-term debt, see Note 7 to our accompanying consolidated financial statements.

         We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.


SUMMARY OF OBLIGATIONS AND COMMITMENTS

         The following table summarizes our obligations and commitments at December 31, 2002 (dollar amounts are in thousands):

                                                           PAYMENTS DUE BY PERIOD
                                        --------------------------------------------------------------
                                                      LESS THAN                               AFTER
                                           TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
                                        ----------   ----------   ----------   ----------   ----------

CONTRACTUAL OBLIGATIONS
Long-Term Debt ......................   $  670,139   $   80,577   $   53,395   $  143,604   $  392,563
Operating Leases ....................       16,485        2,080        3,450        3,141        7,814
Purchase Commitments ................       95,000       95,000           --           --           --
                                        ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations ..   $  781,624   $  177,657   $   56,845   $  146,745   $  400,377
                                        ==========   ==========   ==========   ==========   ==========

                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        --------------------------------------------------------------
                                           TOTAL
                                          AMOUNTS     LESS THAN                                OVER
                                         COMMITTED     1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS
                                        ----------   ----------   ----------   ----------   ----------

OTHER COMMERCIAL COMMITMENTS
Letters of Credit ...................   $   33,646   $    6,909   $   26,737   $       --   $       --
Third Party Corporate Guarantees ....        9,000           --        9,000           --           --
Surety Bonds ........................       28,383        1,531        5,656       21,196           --
                                        ----------   ----------   ----------   ----------   ----------
Total Commercial Commitments ........   $   71,029   $    8,440   $   41,393   $   21,196   $       --
                                        ==========   ==========   ==========   ==========   ==========

CORPORATE RESTRUCTURING

         On April 30, 2002, Noble Corporation, a Cayman Islands company (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The proposal to adopt the restructuring passed with 106,694,424 shares voted in favor of the proposal (representing 96.4 percent of the shares voted on the proposal). The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders' equity did not change as a result of the restructuring.

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

         For the year ended December 31, 2002, 65 percent of our revenues and 86 percent of our net income was derived from drilling operations outside of the United States. Our restructuring was in part driven by inequitable treatment under current U.S. tax laws, which impose taxes on the worldwide income of U.S. companies. This method of taxation places U.S.-based multinationals at a competitive disadvantage. The parent companies of certain of our competitors, including our two largest competitors, are incorporated in the Cayman Islands and other non-U.S. countries that impose either no tax or tax at rates substantially less than the United States.

         As previously disclosed and widely reported in the media, during the 107th Congress several bills had been introduced in the U.S. House of Representatives and the U.S. Senate which dealt with various aspects of corporate "inversions". Although previously proposed legislation, if enacted in its form as originally filed, would have substantially reduced or eliminated the benefits of the restructuring to Noble, other proposed legislation would have allowed Noble to maintain the benefits of the restructuring. Proposed legislation was also directed towards leveling the playing field with respect to provisions in the U.S. Internal Revenue Code that put U.S. companies competing in a global marketplace at a competitive disadvantage.

         Legislation similar to bills proposed in 2002 has been, or likely will be, introduced in the 108th Congress. Our consolidated financial statements for the year ended December 31, 2002 include a reduction in the income tax provision of $9,000,000 for tax benefits attributable to this restructuring.


CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most impact our consolidated financial statements are those that relate to our property and equipment, insurance retention, revenue recognition and income taxes.

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling expense over a 36-month period. Drilling equipment and facilities are depreciated using the straight-line method over the estimated useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

         We evaluate the realization of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset's estimated fair value. No impairment losses were recorded on our property and equipment balances during the years ended December 31, 2002, 2001 and 2000. However, on March 31, 2002, we recognized an impairment loss of $9,758,000 on an investment in equity securities resulting from a decline in value considered by management to be permanent. There were no other impairment losses during the years ended December 31, 2002, 2001 and 2000.

         We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the fair value of each rig. During 2002, we retained the first $1,000,000 per occurrence under this policy and continued to retain a portion of each loss in excess of $1,000,000 to a maximum of $10,000,000. If a claim exceeded $10,000,000, the amount in excess of $10,000,000 was fully covered. Our protection and indemnity policy, which insures us for personal injury to our drilling crews, had a standard deductible of $100,000 per occurrence. In addition, we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for these deductibles during the year and the insurance retention reserve is adjusted based on actual claims losses. Our marine package also included loss of hire coverage for certain high-dayrate rigs. Under this policy, we did not recover any lost revenue until the rig was off-rate beyond 21 days due to an insured physical damage claim. We did not accrue for such losses. Instead, these losses were recorded as revenue was lost.

         Due to significant losses suffered by the insurance industry in the past several years, the offshore drilling industry is facing significant increases in premium and retention levels. Based on an evaluation of our claims history, increased pricing in the insurance market and our ability to accept a higher retention level, we have raised our retention level on our marine package policy to $10,000,000 per occurrence in 2003. The retention level on our protection and indemnity policy remains unchanged in 2003.

         Revenues generated from our dayrate-basis drilling contracts, labor contracts, and engineering services and project management engagements are recognized as services are performed. We may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract.

         During 2002, we adopted Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ("EITF 01-14"). Pursuant to EITF 01-14, we record reimbursements from customers for "out-of-pocket" expenses as revenue and the related cost as direct costs. See "Accounting Pronouncements" below for additional information.

         Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble's subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.

         For additional information on our accounting policies, see Note 1 to our accompanying consolidated financial statements.


ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As we had no business combinations in process upon this statement becoming effective, adoption of SFAS 141 did not have an impact on our consolidated results of operations, cash flows or financial position. SFAS 142 requires that goodwill and other intangible assets no longer be amortized, but rather tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In conjunction with the adoption of SFAS 142 on January 1, 2002, we completed the initial transition impairment test required by SFAS 142, as well as our annual impairment test as of December 31, 2002, and determined that our existing goodwill was not impaired. Our adoption of SFAS 142 did not have a material impact on our consolidated results of operations, cash flows or financial position.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business (as defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB 30. APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. During 2002, we elected to adopt early the provisions of SFAS 145. Pursuant to our early adoption, we have included a $400,000 loss on the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes due 2019 during 2002 in income before income taxes in our Consolidated Statements of Income for the year ended December 31, 2002. In addition, we reclassified the extraordinary charge of $1,520,000 (before tax effect of $532,000), related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes during 2001 to income before income taxes in our Consolidated Statements of Income for the year ended December 31, 2001.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 expands existing accounting guidance and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The remaining provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact on our consolidated results of operations, cash flows or financial position.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002. We have adopted the annual disclosure provisions of SFAS 123. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position.

         During 2002, we adopted EITF 01-14. EITF 01-14 requires that "out-of-pocket" expenses incurred be included in direct costs and the reimbursements received from customers related to such expenses be included in operating revenues. Prior to EITF 01-14, we recorded reimbursements received from customers for "out-of-pocket" expenses as a reduction to the related direct cost to the extent of the amount of the expense. Any amount received in addition to the related expense was included in operating revenues. Pursuant to EITF 01-14, we have reclassified the reimbursements from customers that were recorded as a reduction to direct costs to operating revenues for all periods presented. The impact of adopting EITF 01-14 on operating revenues and direct costs was an increase of $27,431,000 and $15,624,000 for 2001 and 2000, respectively. This adoption had no impact on operating income or net income.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses or receive a majority of the variable interest entity's expected residual returns. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the first fiscal or interim period beginning after June 15, 2003. We do not expect to consolidate our equity interest in our Noble Crosco Drilling Ltd. joint venture under the provisions of FIN 46 and do not expect its adoption to have a material impact on our consolidated results of operations, cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. To mitigate the risk of losses, these investments are marked to market periodically and are monitored by management to assure compliance with policies established by the Company. A portion of the marketable equity securities we own, consisting primarily of interests in mutual funds, are held by a Rabbi Trust established and maintained by us in connection with the Noble Drilling Corporation 401(k) Savings Restoration Plan. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not materially affect our consolidated results of operations, cash flows or financial position.

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At December 31, 2002, there were $125,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,250,000 change in interest expense on an annual basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed in this Item 8:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 2002 and 2001

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

                  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002

                  Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2002

                  Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Noble Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders' equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 30, 2003

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            DECEMBER 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents .....................   $    192,509    $    236,709
  Restricted cash ...............................          8,668           9,366
  Investment in marketable securities ...........         72,957          41,597
  Accounts receivable ...........................        164,613         169,008
  Inventories ...................................          3,628           3,626
  Prepaid expenses ..............................          6,595           5,314
  Other current assets ..........................         16,673          28,429
                                                    ------------    ------------
Total current assets ............................        465,643         494,049
                                                    ------------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .............      3,153,509       2,739,574
  Other .........................................         63,296          30,964
                                                    ------------    ------------
                                                       3,216,805       2,770,538
  Accumulated depreciation ......................       (745,762)       (621,321)
                                                    ------------    ------------
                                                       2,471,043       2,149,217
                                                    ------------    ------------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ...         22,538          24,918
OTHER ASSETS ....................................        106,490          82,556
                                                    ------------    ------------
                                                    $  3,065,714    $  2,750,740
                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt .........   $     80,577    $     55,430
   Accounts payable .............................         64,783          46,996
   Accrued payroll and related costs ............         51,125          39,775
   Taxes payable ................................         41,997          35,136
   Interest payable .............................         10,089          10,444
   Other current liabilities ....................         32,089          19,768
                                                    ------------    ------------
Total current liabilities .......................        280,660         207,549

LONG-TERM DEBT ..................................        589,562         550,131
DEFERRED INCOME TAXES ...........................        206,351         202,646
OTHER LIABILITIES ...............................          5,635          17,029
COMMITMENTS AND CONTINGENCIES (Note 13) .........             --              --
MINORITY INTEREST ...............................         (5,704)         (4,934)
                                                    ------------    ------------
                                                       1,076,504         972,421
                                                    ------------    ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share;
     400,000 shares authorized and
     133,534 issued and outstanding in
     2002; 200,000 shares authorized,
     138,175 issued and 132,015 outstanding
     in 2001 ....................................         13,353          13,818
  Capital in excess of par value ................        905,865       1,041,017
  Retained earnings .............................      1,140,472         930,969
  Treasury stock, at cost .......................        (51,317)       (177,408)
  Restricted stock (unearned compensation) ......        (12,871)        (18,340)
  Accumulated other comprehensive loss ..........         (6,292)        (11,737)
                                                    ------------    ------------
                                                       1,989,210       1,778,319
                                                    ------------    ------------
                                                    $  3,065,714    $  2,750,740
                                                    ============    ============


        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       YEAR ENDED DECEMBER 31,
                                            --------------------------------------------
                                                2002            2001            2000
                                            ------------    ------------    ------------
OPERATING REVENUES
  Contract drilling services ............   $    910,419    $    945,949    $    755,386
  Reimbursables .........................         26,183          29,122          16,783
  Labor contract drilling services ......         26,416          31,292          29,480
  Turnkey drilling services .............             --              --          82,047
  Engineering, consulting and other .....         23,338          23,397          14,528
                                            ------------    ------------    ------------
                                                 986,356       1,029,760         898,224
                                            ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
  Contract drilling services ............        488,629         431,764         366,595
  Reimbursables .........................         23,058          27,431          15,624
  Labor contract drilling services ......         20,951          25,745          23,385
  Turnkey drilling services .............             --              --          79,552
  Engineering, consulting and other .....         26,624          17,661           9,874
  Depreciation and amortization .........        125,154         118,575         110,787
  Selling, general and administrative ...         26,939          24,297          23,783
                                            ------------    ------------    ------------
                                                 711,355         645,473         629,600
                                            ------------    ------------    ------------
OPERATING INCOME ........................        275,001         384,287         268,624

OTHER INCOME (EXPENSE)
  Interest expense ......................        (42,622)        (47,752)        (54,578)
  Other, net ............................         10,946          11,937          12,261
                                            ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ..............        243,325         348,472         226,307
INCOME TAX PROVISION ....................        (33,822)        (85,550)        (60,753)
                                            ------------    ------------    ------------

NET INCOME ..............................   $    209,503    $    262,922    $    165,554
                                            ============    ============    ============

NET INCOME PER SHARE:
  Basic .................................   $       1.58    $       1.98    $       1.24
  Diluted ...............................           1.57            1.96            1.22


        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              2002          2001          2000
                                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................   $  209,503    $  262,922    $  165,554
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................      125,154       118,575       110,787
    Deferred income tax provision ......................................       16,870        56,062        93,893
    Deferred repair and maintenance amortization .......................       29,315        22,927        19,009
    Realized loss on impairment of investment ..........................        9,758            --            --
    Gain on sale of interest in deepwater exploration property .........       (5,908)           --            --
    Gain on sales of property and equipment ............................       (1,155)         (806)       (1,513)
    Loss (gain) on sales of marketable securities ......................          168            (8)         (423)
    Loss on debt repurchases ...........................................          400         1,520            --
    Equity in (income) loss of joint ventures ..........................       (1,780)        1,153         3,910
    Compensation expense from stock-based plans ........................        4,878         4,110         2,139
    Other ..............................................................        4,678         2,241         2,265
    Changes in current assets and liabilities, net of acquired working capital:
         Accounts receivable ...........................................        4,395         7,781       (58,121)
         Other current assets ..........................................        4,942       (12,202)        5,364
         Accounts payable ..............................................       14,509       (22,195)       (4,201)
         Other current liabilities .....................................       29,637         8,966        (7,927)
                                                                           ----------    ----------    ----------
            Net cash provided by operating activities ..................      445,364       451,046       330,736
                                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ................................................     (268,054)     (133,776)     (125,199)
   Acquisitions ........................................................     (185,400)       (6,090)           --
   Purchase of options to purchase rigs ................................      (24,900)           --            --
   Proceeds from sales of property and equipment .......................        1,879           887         2,142
   Proceeds from sale of interest in deepwater exploration property ....        6,200            --            --
   Investment in and advances to joint ventures, net ...................        4,160       (17,896)      (48,118)
   Deferred repair and maintenance expenditures ........................      (42,771)      (33,507)      (20,439)
   Investment in marketable securities .................................      (69,082)      (43,068)      (18,860)
   Proceeds from sales of marketable securities ........................       38,419         7,747        19,283
                                                                           ----------    ----------    ----------
            Net cash used for investing activities ......................    (539,549)     (225,703)     (191,191)
                                                                           ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing on credit facility ..........................      125,000            --            --
   Payment of long-term debt ...........................................      (60,772)      (95,137)      (91,272)
   Proceeds from issuance of ordinary shares, net ......................       15,367        13,374        42,604
   Proceeds from sales of put options on ordinary shares ...............        3,658         1,568            --
   Repurchase of ordinary shares .......................................      (33,966)      (76,197)      (50,590)
   Decrease (increase) in restricted cash ..............................          698        (5,477)          121
                                                                           ----------    ----------    ----------
            Net cash provided by (used for) financing activities .......       49,985      (161,869)      (99,137)
                                                                           ----------    ----------    ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................      (44,200)       63,474        40,408

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................      236,709       173,235       132,827
                                                                           ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR .................................   $  192,509    $  236,709    $  173,235
                                                                           ==========    ==========    ==========


        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                          2002                         2001                         2000
                                                -------------------------    -------------------------    -------------------------
                                                  SHARES         AMOUNT        SHARES         AMOUNT        SHARES         AMOUNT
                                                ----------    -----------    ----------    -----------    ----------    -----------
ORDINARY SHARES
  Balance at beginning of year ...............     138,175    $    13,818       137,437    $    13,744       134,716    $    13,472
  Exercise stock options .....................         775             77           660             66         2,575            257
  Treasury shares cancelled upon
    restructuring ............................      (4,298)          (430)           --             --            --             --
  Restricted shares surrendered for
    employee taxes ...........................         (63)            (6)           --             --            --             --
  Repurchase ordinary shares .................      (1,055)          (106)           --             --            --             --
  Other ......................................          --             --            78              8           146             15
                                                ----------    -----------    ----------    -----------    ----------    -----------
  Balance at end of year .....................     133,534         13,353       138,175         13,818       137,437         13,744
                                                ----------    -----------    ----------    -----------    ----------    -----------

CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year ...............                  1,041,017                    1,019,615                      960,803
  Exercise stock options .....................                     19,954                       16,991                       55,740
  Treasury shares cancelled upon
    restructuring ............................                   (122,729)                          --                           --
  Repurchase ordinary shares .................                    (33,860)                          --                           --
  Restricted shares surrendered for
     employee taxes ..........................                     (1,369)                          --                           --
  Restricted shares returned to treasury .....                       (291)                         681                         (763)
  Sales of put options on ordinary shares ....                      3,658                        1,568                           --
  Other ......................................                       (515)                       2,162                        3,835
                                                              -----------                  -----------                  -----------
  Balance at end of year .....................                    905,865                    1,041,017                    1,019,615
                                                              -----------                  -----------                  -----------

RETAINED EARNINGS
  Balance at beginning of year ...............                    930,969                      668,047                      502,493
  Net income .................................                    209,503                      262,922                      165,554
                                                              -----------                  -----------                  -----------
  Balance at end of year .....................                  1,140,472                      930,969                      668,047
                                                              -----------                  -----------                  -----------

TREASURY STOCK
  Balance at beginning of year ...............      (6,160)      (177,408)       (3,846)      (104,894)       (2,834)       (65,072)
  Treasury shares cancelled upon
     restructuring ...........................       4,298        123,158            --             --            --             --
  Contribution to restricted stock plan ......          --             --           216          6,533           253         10,869
  Contribution to employee benefit plans .....         102          3,579            92          3,268            --             --
  Restricted stock plan shares returned ......         (15)          (219)         (215)        (2,893)          (49)        (1,341)
  Repurchase ordinary shares .................          --             --        (2,282)       (76,197)       (1,414)       (50,590)
  Shares in restoration plan .................         (13)          (368)          (45)        (1,735)           --             --
  Other ......................................          (3)           (59)          (80)        (1,490)          198          1,240
                                                ----------    -----------    ----------    -----------    ----------    -----------
  Balance at end of year .....................      (1,791)       (51,317)       (6,160)      (177,408)       (3,846)      (104,894)
                                                ----------    -----------    ----------    -----------    ----------    -----------

RESTRICTED STOCK (UNEARNED
  COMPENSATION)
  Balance at beginning of year ...............                    (18,340)                     (15,670)                      (6,778)
  Issuance of restricted shares ..............                         --                       (6,533)                     (10,436)
  Compensation expense recognized ............                      4,878                        4,110                        1,544
  Other ......................................                        591                         (247)                          --
                                                              -----------                  -----------                  -----------
  Balance at end of year .....................                    (12,871)                     (18,340)                     (15,670)
                                                              -----------                  -----------                  -----------

ACCUMULATED OTHER COMPREHENSIVE
  LOSS
  Balance at beginning of year ...............                    (11,737)                      (4,123)                      (6,876)
  Realized loss on impairment of investment ..                      9,758                           --                           --
  Other comprehensive gain (loss) ............                     (4,313)                      (7,614)                       2,753
                                                              -----------                  -----------                  -----------
  Balance at end of year .....................                     (6,292)                     (11,737)                      (4,123)
                                                              -----------                  -----------                  -----------

TOTAL SHAREHOLDERS' EQUITY ...................     131,743    $ 1,989,210       132,015    $ 1,778,319       133,591    $ 1,576,719
                                                ==========    ===========    ==========    ===========    ==========    ===========


        See accompanying notes to the consolidated financial statements.

                      NOBLE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)

                                                                             YEAR ENDED
                                                                          DECEMBER 31, 2002
                                                                          -----------------

NET INCOME ..............................................................   $    209,503
                                                                            ------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments ..............................          1,223
  Unrealized holding loss on securities arising during period ...........           (707)
  Minimum pension liability adjustment (net of tax benefit of $2,600) ...         (4,829)
  Realized loss for impairment of investment included in net income .....          9,758
                                                                            ------------
  Other comprehensive income ............................................          5,445
                                                                            ------------

COMPREHENSIVE INCOME ....................................................   $    214,948
                                                                            ============


                                                                             YEAR ENDED
                                                                          DECEMBER 31, 2001
                                                                          -----------------
NET INCOME ..............................................................   $    262,922
                                                                            ------------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments ..............................           (507)
  Unrealized holding loss on securities arising during period ...........         (5,729)
  Minimum pension liability adjustment (net of tax benefit of $742) .....         (1,378)
                                                                            ------------
  Other comprehensive loss ..............................................         (7,614)
                                                                            ------------

COMPREHENSIVE INCOME ....................................................   $    255,308
                                                                            ============


                                                                             YEAR ENDED
                                                                          DECEMBER 31, 2000
                                                                          -----------------
NET INCOME ..............................................................   $    165,554
                                                                            ------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments ..............................          1,617
  Unrealized holding gain on securities arising during period ...........          1,638
  Minimum pension liability adjustment (net of tax expense of $270) .....           (502)
                                                                            ------------
  Other comprehensive income ............................................          2,753
                                                                            ------------

COMPREHENSIVE INCOME ....................................................   $    168,307
                                                                            ============

        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Noble Corporation ("Noble" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) is primarily engaged in contract drilling services in key markets worldwide. We provide technologically advanced drilling-related products and services designed to create value for all our customers. We also provide labor contract drilling services, well site and project management services, and engineering services. Our operations are conducted in the U.S. Gulf of Mexico, the North Sea, Brazil, West Africa, the Middle East, Mexico, India and Canada.

         Noble Drilling (Paul Romano) Inc. ("NDPRI") was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to a Noble EVA-4000(TM) semisubmersible. NDPRI is an indirect, wholly-owned subsidiary of Noble and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of Noble and its affiliates and that the creditors of NDPRI would be entitled to satisfy their claims from the assets of NDPRI prior to any distribution to Noble or its affiliates. (See Note 7.)


CONSOLIDATION

         The consolidated financial statements include the accounts of Noble and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates where we have a significant influence but not a controlling interest. (See Note 6.)

         Certain reclassifications have been made in prior year consolidated financial statements to conform to the classifications used in the 2002 consolidated financial statements. These reclassifications have no impact on net income. (See "Revenue Recognition" and "Accounting Pronouncements" below for additional information on reclassifications.)


FOREIGN CURRENCY TRANSLATION

         We follow a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements, translation gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2002, 2001 and 2000.


CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our operations in the United Kingdom and Canada are calculated based on their respective functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2002, 2001 or 2000.


DERIVATIVE INSTRUMENTS

         We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading purposes. We designate and assign the financial instruments as hedges of specific assets, liabilities or anticipated transactions. Cash flows from hedge transactions are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. We did not utilize any derivative financial instruments in 2002, 2001 or 2000.


INVENTORIES

         Inventories consist of spare parts, material and supplies held for consumption and are stated principally at the lower of average cost or fair value.


PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. At December 31, 2002 and 2001, there was $371,882,000 and $163,396,000, respectively, of construction in progress. Such amounts are included in "Drilling equipment and facilities" in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

         Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with our preventative maintenance program. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling services expense over a 36-month period. The deferred portion of these large-scale maintenance projects is included in "Other assets" in the Consolidated Balance Sheets. Such amounts totaled $53,052,000 and $39,830,000 at December 31, 2002 and 2001, respectively. Total maintenance and repair expenses for the years ended December 31, 2002, 2001 and 2000 were $110,788,000, $97,497,000 and $83,452,000, respectively. Drilling equipment and facilities are depreciated using the straight-line method over the estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.


LONG-LIVED ASSETS

         We evaluate the realization of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset's estimated fair value. In 2002, we recognized an impairment loss on an investment in marketable securities resulting from a decline in value considered by management to be permanent. There were no other impairment losses during the years ended December 31, 2002, 2001 and 2000.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER ASSETS

         Prepaid insurance is amortized over the terms of the insurance policies. Deferred debt issuance costs, which totaled $3,855,000 and $5,569,000 at December 31, 2002 and 2001, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $1,664,000, $1,549,000 and $1,417,000 for the years ended December 31, 2002,
2001 and 2000, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the interest method.


INSURANCE RETENTION

         We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the fair value of each rig. During 2002, we retained the first $1,000,000 per occurrence under this policy and continued to retain a portion of each loss in excess of $1,000,000 to a maximum of $10,000,000. If a claim exceeded $10,000,000, the amount in excess of $10,000,000 was fully covered. Our protection and indemnity policy, which insures us for personal injury to our drilling crews, had a standard deductible of $100,000 per occurrence. In addition, we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for these deductibles during the year and the insurance retention reserve is adjusted based on actual claims losses. Our marine package also included loss of hire coverage for certain high-dayrate rigs. Under this policy, we did not recover any lost revenue until the rig was off-rate beyond 21 days due to an insured physical damage claim. We did not accrue for such losses. Instead, these losses were recorded as revenue was lost.


REVENUE RECOGNITION

         Revenues generated from our dayrate-basis drilling contracts, labor contracts, and engineering services and project management engagements are recognized as services are performed. Our turnkey drilling contracts during 2000 were of a short-term, fixed fee nature, and accordingly, revenues and expenses were recognized using the completed contract method. Provisions for future losses on turnkey contracts were recognized if it became probable that expenses to be incurred on a specific contract would exceed the revenue from the contract. In the fourth quarter of 2000, we revised our Triton Engineering ("Triton") subsidiary's business model to focus on well site management, project management and technical services.

         We may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract.

         During 2002, we adopted Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ("EITF 01-14"). Pursuant to EITF 01-14, we record reimbursements from customers for "out-of-pocket" expenses as revenue and the related cost as direct costs. See "Accounting Pronouncements" below for additional information.


INCOME TAXES

         Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble's subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.


CONCENTRATION OF CREDIT RISK

         The market for our services is the offshore oil and gas industry, and our customers consist primarily of major integrated oil companies, independent oil and gas producers and government-owned oil companies. We perform ongoing credit evaluations of our customers and generally do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact our results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our net cash provided by operating activities.

         In 2002, one customer accounted for $149,258,000 of contract drilling services revenues, or a total of 15 percent of consolidated operating revenues, of which $97,431,000 was included in our domestic contract drilling services segment, $51,064,000 was included in our international contract drilling services segment and $763,000 was included in our engineering and consulting services segment. Another customer accounted for $123,251,000 of contract drilling services revenues, or a total of 12 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2002. In 2001, one customer accounted for $130,872,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues, of which $102,951,000 was included in our domestic contract drilling services segment, $26,412,000 was included in our international contract drilling services segment and $1,509,000 was included in our engineering and consulting services segment. Another customer accounted for $121,623,000 of contract drilling services revenues, or a total of 12 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2001. In 2000, one customer accounted for $116,838,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues, of which $115,492,000 was included in our domestic contract drilling services segment, $1,178,000 was included in our international contract drilling services segment and $168,000 was included in our engineering and consulting services segment. Another customer accounted for $111,966,000 of contract drilling services revenues, or a total of 12 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2000.


NET INCOME PER SHARE

         We compute and present earnings per share in accordance with SFAS No. 128, Earnings Per Share. Net income per share has been computed on the basis of the weighted average number of ordinary shares and, where dilutive, ordinary share equivalents outstanding during the indicated periods.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following table summarizes the basic and diluted earnings per share computations for net income for the years ended December 31, 2002, 2001 and 2000:

                                     NET               BASIC          BASIC              DILUTED         DILUTED
                                   INCOME             SHARES           EPS               SHARES            EPS
                                ----------           -------       ----------           --------        ---------

2002   .....................    $  209,503           132,204       $     1.58            133,452        $    1.57

2001   .....................       262,922           132,911             1.98            134,174             1.96

2000   .....................       165,554           133,439             1.24            135,461             1.22

         Included in diluted shares are ordinary share equivalents relating primarily to outstanding stock options covering 1,248,000, 1,263,000 and 2,022,000 shares for the years ended December 31, 2002, 2001 and 2000, respectively. The computation of diluted earnings per share for 2002, 2001 and 2000 did not include options to purchase 1,913,432, 3,791,000 and 1,862,200 ordinary shares, respectively, because the options' exercise prices were greater than the average market price of the ordinary shares.


SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                       2002           2001            2000
                                                  ------------   ------------    ------------
Cash paid (received) during the period for:
  Interest (net of amounts capitalized) .......   $     41,364   $     45,606    $     53,020
  Income taxes (net of refunds) ...............          8,667         29,940         (24,016)
Noncash investing and financing activities:
  Insurance financing agreement ...............             --             --           1,761
  Acquired working capital ....................             --           (401)         (2,818)

STOCK-BASED COMPENSATION PLANS

         We have several stock-based compensation plans, which are described below. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Accordingly, no compensation expense was recognized in 2002, 2001 and 2000 related to stock option awards. For U.S. federal income tax purposes, we realized a reduction in income taxes related to the exercises of employee stock options of $3,257,000, $5,201,000 and $16,672,000 in the years ended December 31, 2002, 2001 and 2000, respectively.


         1991 STOCK OPTION AND RESTRICTED STOCK PLAN

         Our 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase our ordinary shares, with or without stock appreciation rights, and the awarding of restricted shares to selected employees. At December 31, 2002, 3,944,473 shares were available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of an ordinary share on the date of grant and vest one-third annually, commencing one year after the grant date.

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         1992 NONQUALIFIED STOCK OPTION PLAN

         Our 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the "1992 Plan") provides for the granting of nonqualified stock options to non-employee directors of Noble. At December 31, 2002, 327,500 shares were available for grant under the 1992 Plan. We grant options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan.

         A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2002, 2001 and 2000 and the changes during the year ended on those dates is presented below (actual amounts):

                                                      2002                           2001                           2000
                                          ----------------------------   ----------------------------   ----------------------------
                                            NUMBER OF       WEIGHTED       NUMBER OF       WEIGHTED       NUMBER OF       WEIGHTED
                                             SHARES          AVERAGE        SHARES          AVERAGE        SHARES          AVERAGE
                                           UNDERLYING       EXERCISE      UNDERLYING       EXERCISE      UNDERLYING       EXERCISE
                                             OPTIONS          PRICE        OPTIONS           PRICE        OPTIONS          PRICE
                                          ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at beginning of the year ..      8,494,250    $      28.40      7,339,684    $      26.89      8,052,753    $      19.72
Granted ...............................      1,630,000           31.53      1,965,017           31.28      1,893,200           42.57
Exercised .............................       (775,118)          19.99       (660,114)          20.11     (2,574,559)          16.03
Forfeited .............................       (161,474)          32.82       (150,337)          28.62        (31,710)          21.85
                                          ------------    ------------   ------------    ------------   ------------    ------------
Outstanding at end of year ............      9,187,658    $      29.64      8,494,250    $      28.40      7,339,684    $      26.89
                                          ============    ============   ============    ============   ============    ============
Exercisable at end of year ............      5,682,838    $      27.41      4,668,124    $      24.84      4,412,915    $      21.42
                                          ============    ============   ============    ============   ============    ============

         The following table summarizes information about stock options outstanding at December 31, 2002 (actual amounts):

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ----------------------------------------------------   ------------------------------
                                           WEIGHTED
                                            AVERAGE           WEIGHTED                        WEIGHTED
RANGE OF EXERCISE         NUMBER           REMAINING          AVERAGE         NUMBER           AVERAGE
      PRICES           OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------    ---------------   ----------------   ---------------   -----------    ---------------

$  1.72 to $ 5.00                300                .1    $          4.69           300   $          4.69
   5.01 to   7.69             88,176               2.1               6.32        88,176              6.32
   7.70 to  14.00            174,301               4.3              10.98       174,301             10.98
  14.01 to  28.31          3,601,058               5.4              22.92     3,520,858             22.95
  28.32 to  48.81          5,323,823               8.5              35.19     1,899,203             37.57
-----------------    ---------------   ---------------    ---------------   -----------   ---------------
$  1.72 to $48.81          9,187,658               7.2    $         29.64     5,682,838   $         27.41
                     ===============   ===============    ===============   ===========   ===============

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Additional disclosures required by SFAS 123 are as follows:

                                                                    DECEMBER 31,
                                                    --------------------------------------------
                                                        2002            2001            2000
                                                    ------------    ------------    ------------

Weighted average fair value per option granted ..   $      11.57    $      13.61    $      19.01

Valuation assumptions:
  Expected option term (years) ..................              5               5               5
  Expected volatility ...........................          43.72%          41.41%          41.24%
  Expected dividend yield .......................              0%              0%              0%
  Risk-free interest rate .......................           4.42%           4.72%           5.70%

         The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      2002            2001            2000
                                                  ------------    ------------    ------------

Net income - as reported ......................   $    209,503    $    262,922    $    165,554
Compensation expense, net of tax - pro forma ..        (19,279)        (15,976)        (12,719)
                                                  ------------    ------------    ------------
Net income - pro forma ........................   $    190,224    $    246,946    $    152,835

Earnings per share:
    Basic - as reported .......................   $       1.58    $       1.98    $       1.24
    Basic - pro forma .........................   $       1.44    $       1.86    $       1.15

    Diluted - as reported .....................   $       1.57    $       1.96    $       1.22
    Diluted - pro forma .......................   $       1.43    $       1.84    $       1.13


         OTHER STOCK BASED COMPENSATION

         In January 1998, we awarded selected employees 22,000 restricted (i.e., nonvested) shares that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In January 1999, we awarded one employee 15,000 restricted shares that vest one-third per year over a three-year period commencing on the first anniversary date of the award. In February 1999 and October 1999, we awarded selected employees 190,000 restricted shares and 230,000 restricted shares, respectively, that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In September 2000, we awarded one employee 25,000 restricted shares that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In October 2000 and October 2001, we awarded selected employees 227,500 restricted shares and 215,500 restricted shares, respectively, that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. No restricted shares were issued in 2002.

         A summary of the restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                               2002         2001          2000
                                           -----------  -----------   -----------
Restricted shares:
   Shares awarded........................           --      215,500       252,500
   Average share price at award date.....  $        --  $     30.32   $     43.04
   Compensation expense recognized.......  $     4,878  $     4,110   $     2,139


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PUT OPTIONS ON ORDINARY SHARES

         During 2002, we sold European-style put options covering 1,300,000 of our ordinary shares in 12 separate private transactions (11 transactions of 100,000 put options each and another transaction of 200,000 put options) at an average price paid to us of $2.81 per option. The options gave the holder the right to require us to purchase our ordinary shares from the holder at their respective exercise prices on their respective expiration dates. If we were required to purchase the shares covered by the options, we had the option to settle in cash or net shares of Noble. The strike price under each option represented between 90 and 95 percent of the spot price of the ordinary shares at the date of the transaction. Of the 1,300,000 options sold during 2002, 300,000 expired unexercised and 400,000 were exercised during 2002, which resulted in 600,000 options outstanding at December 31, 2002. All of these options expired unexercised as of March 4, 2003. We no longer have any purchase requirement with regard to the shares covered by expired or previously exercised options.


CERTAIN SIGNIFICANT ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As we had no business combinations in process upon this statement becoming effective, adoption of SFAS 141 did not have an impact on our consolidated results of operations, cash flows or financial position. SFAS 142 requires that goodwill and other intangible assets no longer be amortized, but rather tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In conjunction with the adoption of SFAS 142 on January 1, 2002, we completed the initial transition impairment test required by SFAS 142, as well as our annual impairment test as of December 31, 2002, and determined that our existing goodwill was not impaired. Our goodwill balance at December 31, 2002 and 2001 was $12,712,000 and $4,849,000,
respectively. The increase in our goodwill balance was attributable entirely to the acquisition of two related downhole drilling technology companies in 2002. (See Note 3 for additional information.) All of our goodwill is attributable to our engineering and consulting services segment. Our adoption of SFAS 142 did not have a material impact on our consolidated results of operations, cash flows or financial position. The impact to our net income and diluted earnings per share in 2001 and 2000 would not have been material had SFAS 142 been in effect in those years.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business (as defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under FASB Statement No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB 30. APB 30 distinguishes the transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for all financial statements issued after May 15, 2002. During 2002, we elected to early adopt the provisions of SFAS 145. Pursuant to our early adoption, we have included a $400,000 loss on the purchase and retirement of $5,000,000 principal amount of our 7.50% Senior Notes due 2019 during 2002 in income before income taxes in our Consolidated Statements of Income for the year ended December 31, 2002. In addition, we reclassified the extraordinary charge of $1,520,000 (before tax effect of $532,000), related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes during 2001 to income before income taxes in our Consolidated Statements of Income for the year ended December 31, 2001.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 expands existing accounting guidance and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The remaining provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact on our consolidated results of operations, cash flows or financial position.

         In December 2002, the FASB issued SFAS 148. SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002. We have adopted the annual disclosure provisions of SFAS 123. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position.

         During 2002, we adopted Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that "out-of-pocket" expenses incurred be included in direct costs and the reimbursements received from customers related to such expenses be included in operating revenues. Prior to EITF 01-14, we recorded reimbursements received from customers for "out-of-pocket" expenses as a reduction to the related direct cost to the extent of the amount of the expense. Any amount received in addition to the related expense was included in operating revenues. Pursuant to EITF 01-14, we have reclassified the reimbursements from customers that were recorded as a reduction to direct costs to operating revenues for all periods presented. The impact of adopting EITF 01-14 on operating revenues and

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

direct costs was an increase of $27,431,000 and $15,624,000 for 2001 and 2000, respectively. This adoption had no impact on operating income or net income.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses or receive a majority of the variable interest entity's expected residual returns. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the first fiscal or interim period beginning after June 15, 2003. We do not expect to consolidate our equity interest in our Noble Crosco Drilling Ltd. joint venture under the provisions of FIN 46 and do not expect its adoption to have a material impact on our consolidated results of operations, cash flows or financial position.


NOTE 2 - CORPORATE RESTRUCTURING

         On April 30, 2002, Noble Corporation, a Cayman Islands company, became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries. This restructuring was approved by the stockholders of Noble Drilling at its 2002 annual stockholders meeting. The proposal to adopt the restructuring passed with 106,694,424 shares voted in favor of the proposal (representing 96.4 percent of the shares voted on the proposal). The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling with and into Noble Drilling. Noble Drilling survived the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. Noble and its subsidiaries, including Noble Drilling, continue to conduct the businesses previously conducted by the Noble Drilling corporate group prior to the merger. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders' equity did not change as a result of the restructuring.

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

         For the year ended December 31, 2002, 65 percent of our revenues and 86 percent of our net income was derived from drilling operations outside of the United States. Our restructuring was in part driven by inequitable treatment under current U.S. tax laws, which impose taxes on the worldwide income of U.S. companies. This method of taxation places U.S.-based multinationals at a competitive disadvantage. The parent companies of certain of our competitors, including our two largest competitors, are incorporated in the Cayman Islands and other non-U.S. countries that impose either no tax or tax at rates substantially less than the United States.

         As previously disclosed and widely reported in the media, during the 107th Congress several bills had been introduced in the U.S. House of Representatives and the U.S. Senate which dealt with various aspects of corporate "inversions". Although previously proposed legislation, if enacted in its form as originally filed, would have substantially reduced or eliminated the benefits of the restructuring to Noble, other proposed legislation would have

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


allowed Noble to maintain the benefits of the restructuring. Proposed legislation was also directed towards leveling the playing field with respect to provisions in the U.S. Internal Revenue Code that put U.S. companies competing in a global marketplace at a competitive disadvantage.

         Legislation similar to bills proposed in 2002 has been, or likely will be, introduced in the 108th Congress. Our consolidated financial statements for the year ended December 31, 2002 include a reduction in the income tax provision of $9,000,000 for tax benefits attributable to this restructuring.


NOTE 3 - ACQUISITIONS

         In December 2002, we purchased two jackup drilling rigs, the Dhabi II and Trident III, from a subsidiary of Schlumberger Limited for an aggregate purchase price of $95,000,000 in an all cash transaction. These units are operating in the United Arab Emirates under contracts that expire in 2004. In addition, we entered into option agreements with this subsidiary of Schlumberger that give us the right to purchase two additional premium jackup rigs, the Trident XVIII and Trident XIX. These units are currently operating in Iran and our right to exercise these options will commence following the completion of their existing contracts and their mobilization to the United Arab Emirates, which is expected to be May 2003 and July 2003 for the Trident XVIII and Trident XIX, respectively. We paid $24,900,000 for these options and would pay an additional exercise price of $58,100,000 to purchase both units.

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

         In connection with the above described transaction, we also acquired 24 Well Director(TM) drilling tools and related assets owned by Phoenix Technology Services, Ltd. ("Phoenix") for $6,000,000 in cash. We agreed to pay up to an additional $3,000,000 provided certain operating performance milestones are achieved during the period through May 3, 2005. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well Director(TM) drilling tools. The aggregate purchase price of $14,400,000 for these related acquisitions was allocated to goodwill and property and equipment of $7,863,000 and $6,537,000, respectively.

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

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97), from subsidiaries of Transocean Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. Each unit is a pentagon designed semisubmersible currently capable of operating in water depths up to 2,350 feet and was upgraded in 1997. We recently completed an upgrade to the living quarters and drilling equipment on the Noble Lorris Bouzigard and the unit is currently operating under contract in the Gulf of Mexico. We are currently upgrading the living quarters and

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


drilling equipment on the Noble Therald Martin. This unit's upgrade will be completed in the second quarter of 2003 and the unit will be equipped with Noble's proprietary aluminum alloy riser, which will allow it to drill in up to 4,000 feet of water. We plan to deploy aluminum alloy riser on the Noble Lorris Bouzigard during the third quarter of 2003, which will enable it also to drill in up to 4,000 feet of water.

         In January 2000, we and our joint venture partners formed Noble Rochford Drilling Ltd. ("Noble Rochford") which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine Europe Class design jackup. We acquired a 50 percent equity interest in Noble Rochford for an initial equity investment in the joint venture of $10,000,000. In addition, we loaned Noble Rochford $24,000,000 to fund the acquisition and upgrade of the Noble Julie Robertson. On August 24, 2001, we acquired the remaining 50 percent equity interest in Noble Rochford from our joint venture partner for $20,000,000 in cash. As a result of the acquisition, the results of operations of the Noble Julie Robertson are included in our Consolidated Statements of Income from August 24, 2001, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to August 24, 2001, the investment was accounted for under the equity method.

         On February 20, 2001, we acquired the assets of Maurer Engineering Incorporated ("Maurer"), a privately held engineering firm that designs drilling products and drilling related software programs, for $6,560,000 in cash, common stock and the assumption of certain liabilities. Maurer is being integrated with our drilling technology subsidiary, Noble Engineering & Development Limited ("NED"), which focuses on developing drilling products and solutions to enhance drilling efficiency.

         On November 14, 2000, we acquired the remaining equity interest in Ilion, LLC from our joint venture partner for $13,000,000 in cash. Ilion, LLC owned the Noble Clyde Boudreaux, a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible. As a result of this acquisition, the results of operations of the Noble Clyde Boudreaux are included in our Consolidated Statements of Income from November 14, 2000, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to November 14, 2000, the investment was accounted for under the equity method.


NOTE 4 - MARKETABLE SECURITIES

         As of December 31, 2002 and 2001, we owned marketable equity securities with a fair market value of $7,003,000 and $7,483,000, respectively, of which $6,827,000 and $6,281,000 of the December 31, 2002 and 2001 balance, respectively, was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at December 31, 2002 at their fair market value. We recognized a net unrealized holding loss of $1,140,000 and a net realized loss of $213,000 related to these assets in 2002. The remaining investments in marketable equity securities, with a fair market value of $176,000 at December 31, 2002, are classified as available for sale and are included in "Other assets" in the Consolidated Balance Sheets at their fair market value. On March 31, 2002, we recognized a realized loss of $9,758,000 on this investment resulting from a decline in value considered by management to be permanent. We recognized an unrealized holding loss of $1,027,000 on this investment during 2002. Gross unrealized holding losses on these investments at December 31, 2002 and 2001 were $1,033,000 and $9,764,000, respectively, and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

         As of December 31, 2002 and 2001, we owned marketable debt securities with a fair market value of $66,130,000 and $35,316,000, respectively. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheets at their fair market value. Our balance of marketable debt securities at December 31, 2002 included $49,377,000 that mature within one year and $16,753,000 that mature between one and five years. We recognized a net unrealized holding gain of $320,000 and a net realized loss of $168,000 related to these assets in 2002.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMPREHENSIVE INCOME

         We report and display comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in the enterprise's financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders' equity separately from retained earnings and additional paid-in capital.

         The following table sets forth the components of accumulated other comprehensive loss:

                                                                                    ACCUMULATED
                                     FOREIGN       UNREALIZED        MINIMUM          OTHER
                                    CURRENCY     (LOSSES) GAINS      PENSION      COMPREHENSIVE
                                      ITEMS      ON SECURITIES      LIABILITY          LOSS
                                  ------------   --------------   ------------    -------------

Balance at December 31, 2000 ..   $        532    $     (4,048)   $       (607)   $     (4,123)
2001-period change ............           (507)         (5,729)         (1,378)         (7,614)
                                  ------------    ------------    ------------    ------------
Balance at December 31, 2001 ..             25          (9,777)         (1,985)        (11,737)
2002-period change ............          1,223           9,051          (4,829)          5,445
                                  ------------    ------------    ------------    ------------
Balance at December 31, 2002 ..   $      1,248    $       (726)   $     (6,814)   $     (6,292)
                                  ============    ============    ============    ============

         Included in the 2002-period change for unrealized (losses) gains on securities above was a reclassification of $9,758,000 to a realized loss for the impairment of an investment resulting from a decline in value considered by management to be permanent.


NOTE 6 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         On June 13, 2000, we formed Noble Crosco Drilling Ltd. ("Noble Crosco") with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S independent leg designed jackup, for its 50 percent equity interest. We also agreed to lend Noble Crosco up to $7,000,000 pursuant to a credit agreement (the "Noble Crosco Credit Agreement") to finance part of the upgrade costs of the Panon. In 2001, we loaned Noble Crosco $7,000,000 under the Noble Crosco Credit Agreement. Any funds required for the maintenance and operation of the Panon in excess of those funds generated from operations of the joint venture and available under the Noble Crosco Credit Agreement will be loaned by us to Noble Crosco. In 2001, we loaned Noble Crosco $4,800,000 of such funds. At December 31, 2002, the balance due to us from Noble Crosco under the Noble Crosco Credit Agreement and the additional loan in excess of the Noble Crosco Credit Agreement was $7,260,000 in the aggregate. We managed the upgrade of the Panon from a slot to a cantilever configuration, and we are managing the operation of the unit. We account for this investment using the equity method.

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Balances related to joint ventures for 2002 and 2001 are reflected in the table below:

                                                        2002           2001
                                                    ------------   ------------

Equity in income (losses) of joint ventures(1) ..   $      1,780   $     (1,153)
Investment in joint ventures(2) .................         15,278         13,485
Advances to joint ventures(2) ...................          7,260         11,433

(1) Balance included in "Other, net" in the Consolidated Statements of Income. Amounts exclude management fees and interest income related to joint ventures of $2,199,000 and $4,698,000 in 2002 and 2001, respectively. There was $3,910,000 in equity losses in 2000, excluding management fees and interest income related to joint ventures of $4,245,000.

(2) Balance included in "Investments in and advances to joint ventures" in the Consolidated Balance Sheets.


NOTE 7 - DEBT

         In 2002, we borrowed $125,000,000 from our $200,000,000 bank credit facility that extends through May 30, 2006. The interest rate on this borrowing from our bank credit facility, which adjusts periodically with LIBOR, was 1.81 percent at December 31, 2002. (See Note 8 for additional information.)

         On March 16, 1999, we issued $150,000,000 principal amount of our 6.95% Senior Notes due 2009 and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (together, the "Notes"). Interest on the Notes is payable on March 15 and September 15 of each year. The Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Notes are senior unsecured obligations and the indenture governing the Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.

         In 2002, we purchased and retired $5,000,000 principal amount of our 7.50% Senior Notes due 2019 for $5,350,000, which resulted in a loss of $400,000. In 2001, we purchased and retired $43,305,000 principal amount of our 7.50% Senior Notes for $44,362,000, which resulted in a loss of $1,520,000. These losses represent the difference between the acquisition price and the net carrying value of the notes purchased, including unamortized debt issuance costs.

         In connection with the acquisition of a majority interest in Arktik Drilling Limited, Inc. ("Arktik") in 1999, we recorded Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the "Minority Owner Debt"). Arktik's principal asset is the Noble Muravlenko drillship. The Minority Owner Debt is non-recourse except to Arktik and is secured by a mortgage on the Noble Muravlenko. The Minority Owner Debt bears interest at 12.0 percent per annum. Interest is payable on a monthly basis. The principal balance of the debt is to be repaid over a three-year period, beginning in 2009.

         In December 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Paul Romano, issued $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes") in two series (the "Series A Notes" and the "Series B Notes"). The Series A Notes bear interest at 6.33 percent per annum and the Series B Notes bear interest at 6.09 percent per annum. The Romano Notes are secured by a first naval mortgage on the Noble Paul Romano and are non-recourse except to the issuer thereof. The Romano Notes can be prepaid, in whole or in part, at a premium at any time. Pursuant to the trust indenture and security agreement under which the Romano Notes are issued, Noble Drilling (Paul Romano) Inc. is restricted from incurring any indebtedness other than the Romano Notes and the Noble Paul Romano may not be mortgaged to secure any debt other than the Romano Notes. Pursuant to the trust indenture, we were required to deposit an amount into two separate accounts, subject to control of a third-party trustee, to prepay the first month's principal and interest payment and provide an additional debt reserve balance equal to two months of debt service. Such


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount totaled $5,368,000 and $6,066,000 at December 31, 2002 and 2001,
respectively, and is included in "Restricted cash" in the Consolidated Balance Sheets.

         In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Jim Thompson, issued $115,000,000 principal amount of its fixed rate senior secured notes (the "Thompson Notes") in four series. The Thompson Notes bear interest at rates of
5.93 percent to 7.25 percent per annum. In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. The Thompson Notes and the Wolff Notes are secured by a first naval mortgage on the Noble Jim Thompson and Noble Paul Wolff, respectively, are guaranteed by Noble, and can be prepaid, in whole or in part, at a premium at any time.

         The following table summarizes our long-term debt:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
6.95% Senior Notes due 2009, net of unamortized discount of
  $66 in 2002 and $77 in 2001 ................................   $    149,934    $    149,923
7.50% Senior Notes due 2019 ..................................        201,695         206,695
Bank Credit Facility .........................................        125,000              --
Project Financings:
  Wolff Notes ................................................         54,685          79,485
  Romano Notes ...............................................         38,401          58,647
  Thompson Notes .............................................         92,524         102,911
Minority Owner Debt ..........................................          7,900           7,900
                                                                 ------------    ------------
                                                                      670,139         605,561
Current Maturities ...........................................        (80,577)        (55,430)
                                                                 ------------    ------------
Long-term Debt ...............................................   $    589,562    $    550,131
                                                                 ============    ============


         The fair value of our total debt at December 31, 2002 was $712,638,000, based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities.

         Aggregate principal repayments of long-term debt for the next five years and thereafter are as follows:

                                      2003         2004         2005         2006         2007      THEREAFTER
                                   ----------   ----------   ----------   ----------   ----------   ----------
6.95% Senior Notes due 2009,
   net of unamortized
   discount of $66 in 2002 .....   $       --   $       --   $       --   $       --   $       --   $  149,934
7.50% Senior Notes due 2019 ....           --           --           --           --           --      201,695
Bank Credit Facility ...........           --           --           --      125,000           --           --
Project Financings:
     Wolff Notes ...............       26,457       28,228           --           --           --           --
     Romano Notes ..............       38,401           --           --           --           --           --
     Thompson Notes ............       15,719       16,805        8,362        8,974        9,630       33,034
Minority Owner Debt ............           --           --           --           --           --        7,900
                                   ----------   ----------   ----------   ----------   ----------   ----------
     Total .....................   $   80,577   $   45,033   $    8,362   $  133,974   $    9,630   $  392,563
                                   ==========   ==========   ==========   ==========   ==========   ==========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. In connection with our restructuring, Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation ("Noble Holding"), have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of December 31, 2002, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $26,946,000, respectively, under the Credit Agreement, with $48,054,000 remaining available thereunder. Additionally, as of December 31, 2002, we had letters of credit and third-party corporate guarantees totaling $15,700,000, of which $3,300,000 is supported by a restricted cash deposit, and $28,383,000 of performance and customs bonds had been supported by surety bonds.


NOTE 9 - INTERESTS IN DEEPWATER EXPLORATION PROPERTIES

         In 2000, we received interests in several deepwater exploration properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. Certain of these properties are currently in production. In 2002, we reported income before income taxes from such properties of $2,638,000.

         On March 28, 2002, we sold our five percent working interest in Mariner Energy's Falcon property to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs subsequent to June 30, 2001. We realized a gain of $5,908,000 upon the sale of our interest in this property.


NOTE 10 - SHAREHOLDERS' EQUITY

         In June 1995, we adopted a stockholder rights plan designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of Noble Drilling and to guard against partial tender offers and other abusive takeover tactics to gain control of Noble Drilling without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Prior to our corporate restructuring, we amended our rights plan to provide for the earlier expiration of the rights in the event that Noble Drilling merges with a subsidiary company in connection with changing the parent corporation of the Noble corporate group to a non-U.S. company. Immediately prior to such a merger as part of our corporate restructuring, the Noble Drilling stockholder rights plan expired. Upon such merger, a new shareholder rights plan became effective for the new parent company, Noble Corporation, that is substantially similar to the previous Noble Drilling stockholders rights plan. Under the rights plan, one right ("Right") is attached to each of our ordinary shares. Each Right will entitle the holder to purchase one one-hundredth of a share of new Series A Junior Participating Preferred Shares, par value $1.00 per share, at an exercise price of $120.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 25 percent or more of our ordinary shares. The Rights expire on July 10, 2005.

         Upon our corporate restructuring, each treasury share of Noble Drilling was automatically cancelled and retired pursuant to Cayman Islands law. Ordinary shares subsequently repurchased were automatically retired upon repurchase.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INCOME TAXES

         Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Our U.S. subsidiaries are subject to a U.S. corporate tax rate of 35 percent.

         In certain circumstances, management expects that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should management's expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.

         The components of and changes in the net deferred taxes were as follows:

                                                           DECEMBER 31,    DECEMBER 31,
                                                           ------------    ------------
                                                               2002            2001
                                                           ------------    ------------
Deferred tax assets:
  United States:
    Tax credit carryforwards ...........................   $     18,438    $     20,477
  International:
    Net operating loss carryforwards ...................         21,802          27,864
                                                           ------------    ------------
 Deferred tax assets ...................................   $     40,240    $     48,341
                                                           ============    ============

Deferred tax liabilities:
  United States:
    Excess of net book basis over remaining tax basis ..   $   (206,936)   $   (207,944)
  International:
    Excess of net book basis over remaining tax basis ..        (39,655)        (43,043)
                                                           ------------    ------------
Deferred tax liabilities ...............................   $   (246,591)   $   (250,987)
                                                           ============    ============

         Income before income taxes consisted of the following:

                                      YEAR ENDED DECEMBER 31,
                            ------------------------------------------
                                2002           2001           2000
                            ------------   ------------   ------------

United States ...........   $     34,966   $    196,558   $    168,268
International ...........        208,359        151,914         58,039
                            ------------   ------------   ------------
Total ...................   $    243,325   $    348,472   $    226,307
                            ============   ============   ============

         The income tax provision consisted of the following:

                                            YEAR ENDED DECEMBER 31,
                                  ------------------------------------------
                                      2002           2001           2000
                                  ------------   ------------   ------------

Current - United States .......   $        160   $     15,312   $    (37,531)
Current - International .......         16,792         14,176          4,391
Deferred - United States ......         13,020         53,617         93,893
Deferred - International ......          3,850          2,445             --
                                  ------------   ------------   ------------
Total .........................   $     33,822   $     85,550   $     60,753
                                  ============   ============   ============

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of statutory and effective income tax rates is shown below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                            2002          2001           2000
                                                                         ----------    ----------     ----------

Statutory rate (Cayman Islands - 2002, U.S. - 2001 and 2000) .........          0.0%         35.0%          35.0%
Effect of:
  U.S. tax rate which is different than the Cayman Islands rate ......          4.5            --             --
  International tax rates which are different
    than the Cayman Islands rate .....................................          8.3            --             --
  International tax rates which are different than the U.S. rate .....           --          (9.8)          (7.0)
  Other ..............................................................          1.1          (0.6)          (1.2)
                                                                         ----------    ----------     ----------
Total ................................................................         13.9%         24.6%          26.8%
                                                                         ==========    ==========     ==========

         During 2000, we generated net operating losses ("NOL's") of $83,800,000 and $36,014,000 for U.S. Regular and Alternative Minimum Tax ("AMT") purposes, respectively, which were fully utilized during 2001. At December 31, 2002, we had NOL's of $61,215,000 in Mexico, which expire in 2006 through 2010, and $1,078,000 in Qatar, which expire in 2003. Based on current market conditions in Mexico and Qatar, we believe that it is more likely than not that the deferred tax assets attributable to the NOL's will be realized. Therefore, there is no valuation allowance offsetting these assets.

         During 1999, we generated NOL's of $156,600,000 and $93,000,000 for U.S. Regular and AMT purposes, respectively. In 2000, we elected to carry the 1999 NOL back to 1997 and 1998. As a result, we received cash refunds totaling $37,500,000. In addition, the carryback of the 1999 NOL resulted in AMT credit carryforwards of $15,500,000.

         We utilized AMT credits of $3,143,000 during 2002 and had $18,438,000 available at December 31, 2002. We expect to fully utilize these credits. Therefore, there is no valuation allowance offsetting this asset.

         Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of $650,000,000 of Noble's subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.


NOTE 12 - EMPLOYEE BENEFIT PLANS

         We have a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field hourly employees. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. Our funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. We make cash contributions to the domestic plans when required. As of December 31, 2002, the domestic plan assets included $1,933,000 of our ordinary shares valued at fair value at that date, which represents five percent of total plan assets.

         Each of Noble Drilling (U.K.) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble, maintains pension plans which cover all of their salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past 10 years of participation.


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Pension cost includes the following components:

                                                               YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------
                                            2002                         2001                       2000
                                 -------------------------    ------------------------    ------------------------
                                 INTERNATIONAL    DOMESTIC    INTERNATIONAL   DOMESTIC    INTERNATIONAL   DOMESTIC
                                 -------------    --------    -------------   --------    -------------   --------

Service cost ...................   $    2,424    $    3,392    $    2,759    $    2,839    $    2,789    $    2,350
Interest cost ..................        1,970         3,552         1,813         3,085         1,602         2,719
Return on plan assets ..........       (2,025)       (3,532)       (1,862)       (3,496)       (1,714)       (3,486)
Amortization of prior service
  cost .........................           52           189            47           162            54           162
Amortization of transition
  obligation ...................           93            --           105            --           105            --
Recognized net actuarial
  (gain) loss ..................          (19)          391           (16)          109           (20)          (64)
                                   ----------    ----------    ----------    ----------    ----------    ----------
Net pension expense ............   $    2,495    $    3,992    $    2,846    $    2,699    $    2,816    $    1,681
                                   ==========    ==========    ==========    ==========    ==========    ==========

         The funded status of the plans is as follows:

                                                              AS OF DECEMBER 31,
                                        -------------------------------------------------------------
                                                     2002                            2001
                                        -----------------------------   -----------------------------
                                        INTERNATIONAL      DOMESTIC     INTERNATIONAL      DOMESTIC
                                        -------------    ------------   -------------    ------------

Funded status ........................   $     (9,836)   $    (16,976)   $     (5,786)   $    (11,663)
Unrecognized net loss ................          5,346          13,473           1,436           7,951
Unrecognized prior service cost ......             --           1,805              --           1,257
Unrecognized transition obligation ...          1,259              --           1,595              --
                                         ------------    ------------    ------------    ------------
Net amount recognized ................   $     (3,231)   $     (1,698)   $     (2,755)   $     (2,455)
                                         ============    ============    ============    ============

         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                            AS OF DECEMBER 31,
                                         ------------------------------------------------------
                                                    2002                       2001
                                         ------------------------    --------------------------
                                         INTERNATIONAL   DOMESTIC    INTERNATIONAL   DOMESTIC
                                         -------------   --------    -------------   ----------

Accrued benefit liability .............   $   (9,160)   $   (7,504)   $   (4,106)   $   (5,366)
Intangible asset ......................           21         1,231            30         1,178
Accumulated other comprehensive loss ..        5,908         4,575         1,321         1,733
                                          ----------    ----------    ----------    ----------
Net amount recognized .................   $   (3,231)   $   (1,698)   $   (2,755)   $   (2,455)
                                          ==========    ==========    ==========    ==========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the changes in projected benefit obligations is as follows:

                                                                AS OF DECEMBER 31,
                                            -------------------------------------------------------
                                                       2002                        2001
                                            -------------------------   ---------------------------
                                            INTERNATIONAL    DOMESTIC   INTERNATIONAL    DOMESTIC
                                            -------------    --------   -------------    ----------

Benefit obligation at beginning of year ...   $   34,134    $   49,425    $   31,599    $   41,548
Service cost ..............................        2,424         3,392         2,759         2,839
Interest cost .............................        1,970         3,552         1,813         3,085
Actuarial (gains) losses ..................       (1,666)         (507)       (1,448)        3,668
Benefits paid .............................         (526)       (2,007)         (774)       (1,715)
Plan participants' contribution ...........          180            --           185            --
Other .....................................           84           372            --            --
                                              ----------    ----------    ----------    ----------
Benefit obligation at end of year .........   $   36,600    $   54,227    $   34,134    $   49,425
                                              ==========    ==========    ==========    ==========

         A reconciliation of the changes in fair value of plan assets is as follows:

                                                                           AS OF DECEMBER 31,
                                                    -------------------------------------------------------------
                                                                2002                            2001
                                                    ----------------------------    -----------------------------
                                                    INTERNATIONAL      DOMESTIC     INTERNATIONAL      DOMESTIC
                                                    -------------    ------------   -------------    ------------

Fair value of plan assets at beginning of year ...         28,348          37,762    $     28,373    $     39,408
Actual return on plan assets .....................         (1,800)         (3,253)         (2,161)           (918)
Employer contribution ............................            578           4,749           2,841             987
Plan participants' contribution ..................            180              --             185              --
Benefits and expenses paid .......................           (542)         (2,007)           (890)         (1,715)
                                                     ------------    ------------    ------------    ------------
Fair value of plan assets at end of year .........   $     26,764    $     37,251    $     28,348    $     37,762
                                                     ============    ============    ============    ============

         The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 5.5 percent and 7.0 percent, respectively, in 2002, 6.0 percent and 7.0 percent, respectively, in 2001 and 6.0 percent and 7.25 percent, respectively, in 2000. The assumed long-term rate of return on international plan assets was 5.85 percent for 2002 and 6.25 percent for 2001 and 2000. The assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations assume a compensation increase for the international plan of 3.5 percent for 2002, 3.25 percent for 2001 and 3.75 percent for 2000, and a 5.0 percent compensation increase for the domestic plan for 2002 and 2001 and 6.0 percent for 2000.

         We presently sponsor a 401(k) savings plan, medical and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $18,167,000, $14,745,000 and $14,288,000 in 2002, 2001 and 2000, respectively.

         We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

         We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of December 31, 2002, we had approximately $95,000,000 of outstanding purchase commitments related to these projects.

         At December 31, 2002, we had certain noncancelable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $2,080,000 for 2003, $1,787,000 for 2004, $1,663,000 for 2005, $1,579,000 for 2006, $1,562,000 for
2007 and $7,814,000 thereafter. Rental expense for all operating leases was $3,688,000, $3,807,000 and $2,343,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

         We have entered into employment agreements with each of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.


NOTE 14 - UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim financial information for the years ended December 31, 2002 and 2001 is as follows:

                                                  QUARTER ENDED
                            ---------------------------------------------------------
                              MARCH 31        JUNE 30       SEPT. 30        DEC. 31
                            ------------   ------------   ------------   ------------
2002

Operating revenues(1) ...   $    241,734   $    253,645   $    239,870   $    251,107
Operating income ........         70,605         78,274         62,928         63,194
Net income ..............         51,430         57,438         49,153         51,482
Net income per share:
  Basic .................   $       0.39   $       0.43   $       0.37   $       0.39
  Diluted ...............           0.39           0.43           0.37           0.39

                                                  QUARTER ENDED
                            ---------------------------------------------------------
                              MARCH 31        JUNE 30       SEPT. 30        DEC. 31
                            ------------   ------------   ------------   ------------

2001

Operating revenues(1) ...   $    229,510   $    255,448   $    280,277   $    264,525
Operating income ........         82,810         97,398        111,297         92,782
Net income ..............         54,463         68,003         76,970         63,486
Net income per share:
  Basic .................   $       0.41   $       0.51   $       0.58   $       0.48
  Diluted ...............           0.40           0.50           0.58           0.48


(1) Revenues for all periods of 2002 and 2001 include reclassifications pursuant to EITF 01-14.

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

         Upon completion of our corporate restructuring, Noble and Noble Holding became guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balance of the 6.95% Senior Notes and the 7.50% Senior Notes at December 31, 2002 was $149,934,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

         The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the Securities and Exchange Commission.

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (In thousands)

                                                        NOBLE           NOBLE          OTHER        CONSOLIDATING
                                         NOBLE         HOLDING        DRILLING      SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                     ------------    ------------   ------------    ------------    -------------    ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......   $      9,317    $         --   $         --    $    183,192    $          --    $    192,509
  Restricted cash ................             --              --             --           8,668               --           8,668
  Investment in marketable
    securities ...................          6,827              --             --          66,130               --          72,957
  Accounts receivable ............             --              --          1,373         163,240               --         164,613
  Inventories ....................             --              --             --           3,628               --           3,628
  Prepaid expenses ...............             --              --            259           6,336               --           6,595
  Accounts receivable from
    affiliates ...................             --              --        644,412              --         (644,412)             --
  Other current assets ...........         16,417              --             --          16,645          (16,389)         16,673
                                     ------------    ------------   ------------    ------------    -------------    ------------
Total current assets .............         32,561              --        646,044         447,839         (660,801)        465,643
                                     ------------    ------------   ------------    ------------    -------------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and
    facilities ...................             --              --        118,684       3,034,825               --       3,153,509
  Other ..........................             --              --             --          63,296               --          63,296
                                     ------------    ------------   ------------    ------------    -------------    ------------
                                               --              --        118,684       3,098,121               --       3,216,805
  Accumulated depreciation .......             --              --        (61,028)       (684,734)              --        (745,762)
                                     ------------    ------------   ------------    ------------    -------------    ------------

                                               --              --         57,656       2,413,387               --       2,471,043
                                     ------------    ------------   ------------    ------------    -------------    ------------

NOTES RECEIVABLE FROM
  AFFILIATES .....................        529,772              --         44,159              --         (573,931)             --
INVESTMENTS IN AFFILIATES ........      1,443,034       1,700,021      1,462,263              --       (4,605,318)             --
INVESTMENT IN AND ADVANCES
  TO JOINT VENTURES ..............             --              --             --          22,538               --          22,538
OTHER ASSETS .....................             --              --          5,312         101,178               --         106,490
                                     ------------    ------------   ------------    ------------    -------------    ------------
                                     $  2,005,367    $  1,700,021   $  2,215,434    $  2,984,942    $  (5,840,050)   $  3,065,714
                                     ============    ============   ============    ============    =============    ============

LIABILITIES AND SHAREHOLDERS'
  EQUITY
CURRENT LIABILITIES
  Current maturities of long-term
    debt .........................   $         --    $     16,389   $         --    $     80,577    $     (16,389)   $     80,577
  Accounts payable ...............             --              --          1,019          63,764               --          64,783
  Accrued payroll and related
    costs ........................             --              --          8,475          42,650               --          51,125
  Taxes payable ..................             48              --             --          41,949               --          41,997
  Interest payable ...............             --              --          7,708           2,381               --          10,089
  Accounts payable to
    affiliates ...................         16,109          24,713             --         603,590         (644,412)             --
  Other current liabilities ......             --              --             18          32,071               --          32,089
                                     ------------    ------------   ------------    ------------    -------------    ------------
Total current liabilities ........         16,157          41,102         17,220         866,982         (660,801)        280,660

LONG-TERM DEBT ...................             --              --        476,629         112,933               --         589,562
NOTES PAYABLE TO AFFILIATES ......             --         529,772             --          44,159         (573,931)             --
DEFERRED INCOME TAXES ............             --              --         16,070         190,281               --         206,351
OTHER LIABILITIES ................             --              --          5,494             141               --           5,635
COMMITMENTS AND CONTINGENCIES ....             --              --             --              --               --              --
MINORITY INTEREST ................             --              --             --          (5,704)              --          (5,704)
                                     ------------    ------------   ------------    ------------    -------------    ------------

                                           16,157         570,874        515,413       1,208,792       (1,234,732)      1,076,504
                                     ------------    ------------   ------------    ------------    -------------    ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10
    per share ....................         13,353              --             --              --               --          13,353
  Capital in excess of par
    value ........................        905,865         870,744        870,744         693,687       (2,435,175)        905,865
  Retained earnings ..............      1,140,472         258,403        829,277       1,088,755       (2,176,435)      1,140,472
  Treasury stock, at cost ........        (51,317)             --             --              --               --         (51,317)
  Restricted stock (unearned
    compensation) ................        (12,871)             --             --              --               --         (12,871)
  Accumulated other comprehensive
    loss .........................         (6,292)             --             --          (6,292)           6,292          (6,292)
                                     ------------    ------------   ------------    ------------    -------------    ------------

                                        1,989,210       1,129,147      1,700,021       1,776,150       (4,605,318)      1,989,210
                                     ------------    ------------   ------------    ------------    -------------    ------------
                                     $  2,005,367    $  1,700,021   $  2,215,434    $  2,984,942    $  (5,840,050)   $  3,065,714
                                     ============    ============   ============    ============    =============    ============


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (In thousands)

                                                             NOBLE      NOBLE            OTHER       CONSOLIDATING
                                                  NOBLE     HOLDING    DRILLING       SUBSIDIARIES    ADJUSTMENTS        TOTAL
                                                --------   --------   ------------    ------------   -------------    ------------

CURRENT ASSETS
  Cash and cash equivalents .................   $     --   $     --   $         --    $    236,709    $         --    $    236,709
  Restricted cash ...........................         --         --             --           9,366              --           9,366
  Investment in marketable securities .......         --         --          6,281          35,316              --          41,597
  Accounts receivable .......................         --         --          1,933         167,075              --         169,008
  Inventories ...............................         --         --             --           3,626              --           3,626
  Prepaid expenses ..........................         --         --            296           5,018              --           5,314
  Accounts receivable from affiliates .......         --         --        813,002              --        (813,002)             --
  Other current assets ......................         --         --            955          27,474              --          28,429
                                                --------   --------   ------------    ------------    ------------    ------------
Total current assets ........................         --         --        822,467         484,584        (813,002)        494,049
                                                --------   --------   ------------    ------------    ------------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .........         --         --        118,746       2,620,828              --       2,739,574
  Other .....................................         --         --             --          30,964              --          30,964
                                                --------   --------   ------------    ------------    ------------    ------------
                                                      --         --        118,746       2,651,792              --       2,770,538
  Accumulated depreciation ..................         --         --        (55,474)       (565,847)             --        (621,321)
                                                --------   --------   ------------    ------------    ------------    ------------
                                                      --         --         63,272       2,085,945              --       2,149,217
                                                --------   --------   ------------    ------------    ------------    ------------

NOTES RECEIVABLE FROM AFFILIATES ............         --         --         57,384              --         (57,384)             --
INVESTMENTS IN AFFILIATES ...................         --         --      1,222,812              --      (1,222,812)             --
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES ..........................         --         --             --          24,918              --          24,918
OTHER ASSETS ................................         --         --          6,290          76,266              --          82,556
                                                --------   --------   ------------    ------------    ------------    ------------
                                                $     --   $     --   $  2,172,225    $  2,671,713    $ (2,093,198)   $  2,750,740
                                                ========   ========   ============    ============    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt ......   $     --   $     --   $         --    $     55,430    $         --    $     55,430
  Accounts payable ..........................         --         --            623          46,373              --          46,996
  Accrued payroll and related costs .........         --         --          7,281          32,494              --          39,775
  Taxes payable .............................         --         --             --          35,136              --          35,136
  Interest payable ..........................         --         --          7,699           2,745              --          10,444
  Accounts payable to affiliates ............         --         --             --         813,002        (813,002)             --
  Other current liabilities .................         --         --             49          19,719              --          19,768
                                                --------   --------   ------------    ------------    ------------    ------------
Total current liabilities ...................         --         --         15,652       1,004,899        (813,002)        207,549

LONG-TERM DEBT ..............................         --         --        356,618         193,513              --         550,131
NOTES PAYABLE TO AFFILIATES .................         --         --             --          57,384         (57,384)             --
DEFERRED INCOME TAXES .......................         --         --         15,494         187,152              --         202,646
OTHER LIABILITIES ...........................         --         --          6,142          10,887              --          17,029
COMMITMENTS AND CONTINGENCIES ...............         --         --             --              --              --              --
MINORITY INTEREST ...........................         --         --             --          (4,934)             --          (4,934)
                                                --------   --------   ------------    ------------    ------------    ------------
                                                      --         --        393,906       1,448,901        (870,386)        972,421
                                                --------   --------   ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share ....         --         --         13,818              --              --          13,818
  Capital in excess of par value ............         --         --      1,041,017         377,770        (377,770)      1,041,017
  Retained earnings .........................         --         --        930,969         856,779        (856,779)        930,969
  Treasury stock, at cost ...................         --         --       (177,408)             --              --        (177,408)
  Restricted stock (unearned compensation) ..         --         --        (18,340)             --              --         (18,340)
  Accumulated other comprehensive loss ......         --         --        (11,737)        (11,737)         11,737         (11,737)
                                                --------   --------   ------------    ------------    ------------    ------------
                                                      --         --      1,778,319       1,222,812      (1,222,812)      1,778,319
                                                --------   --------   ------------    ------------    ------------    ------------
                                                $     --   $     --   $  2,172,225    $  2,671,713    $ (2,093,198)   $  2,750,740
                                                ========   ========   ============    ============    ============    ============


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      TWELVE MONTHS ENDED DECEMBER 31, 2002
                                 (In thousands)

                                                                  NOBLE         NOBLE         OTHER       CONSOLIDATING
                                                     NOBLE        HOLDING      DRILLING    SUBSIDIARIES    ADJUSTMENTS    TOTAL
                                                  ----------    ----------    ----------   ------------   ------------- ----------

OPERATING REVENUES
  Contract drilling services ..................   $       --    $       --    $   11,336    $  899,083    $       --    $  910,419
  Reimbursables ...............................           --            --            --        26,183            --        26,183
  Labor contract drilling services ............           --            --            --        26,416            --        26,416
  Engineering, consulting and other ...........           --            --           276        23,338          (276)       23,338
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                          --            --        11,612       975,020          (276)      986,356
                                                  ----------    ----------    ----------    ----------    ----------    ----------

OPERATING COSTS AND EXPENSES
  Contract drilling services ..................          217            --         9,923       478,765          (276)      488,629
  Reimbursables ...............................           --            --            --        23,058            --        23,058
  Labor contract drilling services ............           --            --            --        20,951            --        20,951
  Engineering, consulting and other ...........           --            --            --        26,624            --        26,624
  Depreciation and amortization ...............           --            --         5,718       119,436            --       125,154
  Selling, general and administrative .........        3,087            --        (4,012)       27,864            --        26,939
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                       3,304            --        11,629       696,698          (276)      711,355
                                                  ----------    ----------    ----------    ----------    ----------    ----------
OPERATING (LOSS) INCOME .......................       (3,304)           --           (17)      278,322            --       275,001

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..      193,105       214,624       227,714            --      (635,443)           --
  Interest expense ............................           --       (20,952)      (25,988)      (16,634)       20,952       (42,622)
  Other, net ..................................       20,959            --         5,867         5,072       (20,952)       10,946
                                                  ----------    ----------    ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES ....................      210,760       193,672       207,576       266,760      (635,443)      243,325
INCOME TAX BENEFIT (PROVISION) ................       (1,257)           --         7,048       (39,613)           --       (33,822)
                                                  ----------    ----------    ----------    ----------    ----------    ----------

NET INCOME ....................................   $  209,503    $  193,672    $  214,624    $  227,147    $ (635,443)   $  209,503
                                                  ==========    ==========    ==========    ==========    ==========    ==========


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      TWELVE MONTHS ENDED DECEMBER 31, 2001
                                 (In thousands)

                                                                NOBLE        NOBLE          OTHER      CONSOLIDATING
                                                    NOBLE      HOLDING      DRILLING    SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                  ---------   ---------   -----------   -------------  -------------   -----------

OPERATING REVENUES
  Contract drilling services ..................   $      --   $      --   $    12,137    $   933,812    $        --    $   945,949
  Reimbursables ...............................          --          --            --         29,122             --         29,122
  Labor contract drilling services ............          --          --            --         31,292             --         31,292
  Engineering, consulting and other ...........          --          --        15,500         23,397        (15,500)        23,397
                                                  ---------   ---------   -----------    -----------    -----------    -----------
                                                         --          --        27,637      1,017,623        (15,500)     1,029,760
                                                  ---------   ---------   -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..................          --          --         8,069        439,195        (15,500)       431,764
  Reimbursables ...............................          --          --            --         27,431             --         27,431
  Labor contract drilling services ............          --          --            --         25,745             --         25,745
  Engineering, consulting and other ...........          --          --            --         17,661             --         17,661
  Depreciation and amortization ...............          --          --         6,231        112,344             --        118,575
  Selling, general and administrative .........          --          --           555         23,742             --         24,297
                                                  ---------   ---------   -----------    -----------    -----------    -----------
                                                         --          --        14,855        646,118        (15,500)       645,473
                                                  ---------   ---------   -----------    -----------    -----------    -----------

OPERATING INCOME ..............................          --          --        12,782        371,505             --        384,287

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..          --          --       271,611             --       (271,611)            --
  Interest expense ............................          --          --       (27,703)       (20,049)            --        (47,752)
  Other, net ..................................          --          --         1,553         10,384             --         11,937
                                                  ---------   ---------   -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ....................          --          --       258,243        361,840       (271,611)       348,472
INCOME TAX BENEFIT (PROVISION) ................          --          --         4,679        (90,229)            --        (85,550)
                                                  ---------   ---------   -----------    -----------    -----------    -----------

NET INCOME ....................................   $      --   $      --   $   262,922    $   271,611    $  (271,611)   $   262,922
                                                  =========   =========   ===========    ===========    ===========    ===========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      TWELVE MONTHS ENDED DECEMBER 31, 2000
                                 (In thousands)

                                                                 NOBLE        NOBLE         OTHER      CONSOLIDATING
                                                     NOBLE      HOLDING      DRILLING    SUBSIDIARIES   ADJUSTMENTS    TOTAL
                                                  ----------   ----------   ----------   ------------  ------------- ----------

OPERATING REVENUES
  Contract drilling services ..................   $       --   $       --   $   11,182    $  744,204    $       --    $  755,386
  Reimbursables ...............................                        --           --        16,783            --        16,783
  Labor contract drilling services ............           --           --           --        29,480            --        29,480
  Turnkey drilling services ...................           --           --           --        82,047            --        82,047
  Engineering, consulting and other ...........           --           --        8,607        14,528        (8,607)       14,528
                                                  ----------   ----------   ----------    ----------    ----------    ----------
                                                          --           --       19,789       887,042        (8,607)      898,224
                                                  ----------   ----------   ----------    ----------    ----------    ----------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..................           --           --        9,019       366,183        (8,607)      366,595
  Reimbursables ...............................                        --           --        15,624            --        15,624
  Labor contract drilling services ............           --           --           --        23,385            --        23,385
  Turnkey drilling services ...................           --           --           --        79,552            --        79,552
  Engineering, consulting and other ...........           --           --           --         9,874            --         9,874
  Depreciation and amortization ...............           --           --        6,671       104,116            --       110,787
  Selling, general and administrative .........           --           --        1,266        22,517            --        23,783
                                                  ----------   ----------   ----------    ----------    ----------    ----------
                                                          --           --       16,956       621,251        (8,607)      629,600
                                                  ----------   ----------   ----------    ----------    ----------    ----------


OPERATING INCOME ..............................           --           --        2,833       265,791            --       268,624

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ..           --           --      178,845            --      (178,845)           --
  Interest expense ............................           --           --      (27,903)      (26,675)           --       (54,578)
  Other, net ..................................           --           --        4,623         7,638            --        12,261
                                                  ----------   ----------   ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES ....................           --           --      158,398       246,754      (178,845)      226,307
INCOME TAX BENEFIT (PROVISION) ................           --           --        7,156       (67,909)           --       (60,753)
                                                  ----------   ----------   ----------    ----------    ----------    ----------

NET INCOME ....................................   $       --   $       --   $  165,554    $  178,845    $ (178,845)   $  165,554
                                                  ==========   ==========   ==========    ==========    ==========    ==========


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                                   NOBLE CORPORATION AND OTHER SUBSIDIARIES
                                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                     TWELVE MONTHS ENDED DECEMBER 31, 2002
                                                (In thousands)

                                                                 NOBLE         NOBLE         OTHER       CONSOLIDATING
                                                  NOBLE         HOLDING      DRILLING     SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                                ----------    ----------    ----------    ------------   -------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................   $  209,503    $  193,672    $  214,624     $  227,147    $ (635,443)    $ 209,503
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization ...........           --            --         5,718        119,436            --       125,154
    Deferred income tax provision ...........           --            --          (576)        17,446            --        16,870
    Deferred repair and maintenance
      amortization ..........................           --            --           731         28,584            --        29,315
    Realized loss on impairment of
      investment ............................           --            --            --          9,758            --         9,758
    Gain on sale of interest in deepwater
      exploration property ..................           --            --            --         (5,908)           --        (5,908)
    Gain on sale of property and equipment ..           --            --            --         (1,155)           --        (1,155)
    Loss on sales of marketable securities ..           --            --            --            168            --           168
    Loss on debt repurchases ................           --            --           400             --            --           400
    Equity in income of joint ventures ......           --            --            --         (1,780)           --        (1,780)
    Compensation expense from stock-based
      plans .................................        3,208            --         1,670             --            --         4,878
    Equity earnings in affiliates ...........     (193,105)     (214,624)     (227,714)            --       635,443            --
    Other ...................................           --            --         6,471         (1,793)           --         4,678
    Changes in current assets and
      liabilities, net of acquired working
      capital:
      Accounts receivable ...................           --            --          (560)         4,955            --         4,395
      Accounts receivable from affiliates ...       14,812            --       (85,777)            --        70,965            --
      Other current assets ..................          (29)           --           992          3,979            --         4,942
      Accounts payable ......................           --            --           396         14,113            --        14,509
      Accounts payable to affiliates ........           --        20,952            --         50,013       (70,965)           --
      Other current liabilities .............           --            --         1,172         28,465            --        29,637
                                                ----------    ----------    ----------     ----------    ----------     ---------
         Net cash provided by (used for)
           operating activities .............       34,389            --       (82,453)       493,428            --       445,364
                                                ----------    ----------    ----------     ----------    ----------     ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures ......................           --            --        (1,423)      (266,631)           --      (268,054)
  Acquisitions ..............................           --            --       (45,000)      (140,400)           --      (185,400)
  Purchase of options to purchase rigs ......           --            --            --        (24,900)           --       (24,900)
  Proceeds from sales of property and
    equipment ...............................           --            --            --          1,879            --         1,879
  Proceeds from sale of interest in deepwater
    exploration property ....................           --            --            --          6,200            --         6,200
  Investment in and advances to joint
    ventures, net ...........................           --            --            --          4,160            --         4,160
  Deferred repair and maintenance
    expenditures ............................           --            --          (905)       (41,866)           --       (42,771)
  Investment in marketable securities .......           --            --            --        (69,082)           --       (69,082)
  Proceeds from sales of marketable
    securities ..............................           --            --            --         38,419            --        38,419
                                                ----------    ----------    ----------     ----------    ----------     ---------
         Net cash used for investing
           activities .......................           --            --       (47,328)      (492,221)           --      (539,549)
                                                ----------    ----------    ----------     ----------    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing on credit
    facility ................................           --            --       125,000             --            --       125,000
  Payment of long-term debt .................           --            --        (5,350)       (55,422)           --       (60,772)
  Proceeds from issuance of ordinary shares,
    net .....................................        6,275            --         9,092             --            --        15,367
  Proceeds from sales of put options
      on ordinary shares ....................        2,619            --         1,039             --            --         3,658
  Repurchase of ordinary shares .............      (33,966)           --            --             --            --       (33,966)
  Decrease in restricted cash ...............           --            --            --            698            --           698
                                                ----------    ----------    ----------     ----------    ----------     ---------
         Net cash (used for) provided by
           financing activities .............      (25,072)           --       129,781        (54,724)           --        49,985
                                                ----------    ----------    ----------     ----------    ----------     ---------
INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS ..............        9,317            --            --        (53,517)           --       (44,200)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR ......................           --            --            --        236,709            --       236,709
                                                ----------    ----------    ----------     ----------    ----------     ---------
CASH AND CASH EQUIVALENTS,END OF YEAR .......   $    9,317    $       --    $       --     $  183,192    $       --     $ 192,509
                                                ==========    ==========    ==========     ==========    ==========     =========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      TWELVE MONTHS ENDED DECEMBER 31, 2001
                                 (In thousands)

                                                                     NOBLE        NOBLE         OTHER      CONSOLIDATING
                                                         NOBLE      HOLDING      DRILLING    SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                                      ----------   ---------   ----------   ------------  -------------- ----------
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income ......................................   $       --   $      --   $  262,922    $  271,611    $ (271,611)   $  262,922
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .................           --          --        6,231       112,344            --       118,575
    Deferred income tax provision .................           --          --        6,629        49,433            --        56,062
    Deferred repair and maintenance amortization ..           --          --          910        22,017            --        22,927
    Gain on sale of property and equipment ........           --          --           --          (806)           --          (806)
    Gain on sales of marketable securities ........           --          --           --            (8)           --            (8)
    Loss on debt repurchases ......................           --          --        1,520            --            --         1,520
    Equity in loss of joint ventures ..............           --          --           --         1,153            --         1,153
    Compensation expense from stock-based plans ...           --          --        4,110            --            --         4,110
    Equity earnings in affiliates .................           --          --     (271,611)           --       271,611            --
    Other .........................................           --          --        2,661          (420)           --         2,241
    Changes in current assets and liabilities,
      net of acquired working capital:
      Accounts receivable .........................           --          --          840         6,941            --         7,781
      Accounts receivable from affiliates .........           --          --      103,692            --      (103,692)           --
      Other current assets ........................           --          --       (1,060)      (11,142)           --       (12,202)
      Accounts payable ............................           --          --         (412)      (21,783)           --       (22,195)
      Accounts payable to affiliates ..............           --          --           --      (103,692)      103,692            --
      Other current liabilities ...................                       --        6,375         2,591            --         8,966
                                                      ----------   ---------   ----------    ----------    ----------    ----------
         Net cash provided by operating activities            --          --      122,807       328,239            --       451,046
                                                      ----------   ---------   ----------    ----------    ----------    ----------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures ............................           --          --      (17,171)     (116,605)           --      (133,776)
  Acquisitions ....................................           --          --           --        (6,090)           --        (6,090)
  Proceeds from sales of property and equipment ...           --          --           --           887            --           887
  Investment in and advances to joint ventures, net           --          --           --       (17,896)           --       (17,896)
  Deferred repair and maintenance expenditures ....           --          --          (19)      (33,488)           --       (33,507)
  Investment in marketable securities .............           --          --           --       (43,068)           --       (43,068)
  Proceeds from sales of marketable securities ....           --          --           --         7,747            --         7,747
                                                      ----------   ---------   ----------    ----------    ----------    ----------
         Net cash used for investing activities ...           --          --      (17,190)     (208,513)           --      (225,703)
                                                      ----------   ---------   ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt .......................           --          --      (44,362)      (50,775)           --       (95,137)
  Proceeds from issuance of ordinary shares, net ..           --          --       13,374            --            --        13,374
  Proceeds from sales of put options
      on ordinary shares ..........................           --          --        1,568            --            --         1,568
  Repurchase of ordinary shares ...................           --          --      (76,197)           --            --       (76,197)
  Increase in restricted cash .....................           --          --           --        (5,477)           --        (5,477)
                                                      ----------   ---------   ----------    ----------    ----------    ----------
         Net cash used for financing activities ...           --          --     (105,617)      (56,252)           --      (161,869)
                                                      ----------   ---------   ----------    ----------    ----------    ----------
INCREASE IN CASH AND CASH EQUIVALENTS .............           --          --           --        63,474            --        63,474
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR ............................           --          --           --       173,235            --       173,235
                                                      ----------   ---------   ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS,
     END OF YEAR ..................................   $       --   $      --   $       --    $  236,709    $       --    $  236,709
                                                      ==========   =========   ==========    ==========    ==========    ==========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                                   NOBLE CORPORATION AND OTHER SUBSIDIARIES
                                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                     TWELVE MONTHS ENDED DECEMBER 31, 2000
                                                (In thousands)

                                                                       NOBLE        NOBLE        OTHER    CONSOLIDATING
                                                           NOBLE      HOLDING     DRILLING   SUBSIDIARIES  ADJUSTMENTS    TOTAL
                                                         ---------   ---------   ---------   -----------  ------------- ---------

CASH FLOWS FROM OPERATING ACTITIVIES
  Net income .........................................   $      --   $      --   $ 165,554    $ 178,845    $(178,845)   $ 165,554
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ....................          --          --       6,671      104,116           --      110,787
    Deferred income tax provision ....................          --          --       4,586       89,307           --       93,893
    Deferred repair and maintenance amortization .....          --          --       1,311       17,698           --       19,009
    Gain on sale of property and equipment ...........          --          --          --       (1,513)          --       (1,513)
    Gain on sales of marketable securities ...........          --          --          --         (423)          --         (423)
    Equity in loss of joint ventures .................          --          --          --        3,910           --        3,910
    Compensation expense from stock-based plans ......          --          --       2,139           --           --        2,139
    Equity earnings in affiliates ....................          --          --    (178,845)          --      178,845           --
    Other ............................................          --          --      (1,531)       3,796           --        2,265
    Changes in current assets and liabilities,
      net of acquired working capital:
      Accounts receivable ............................          --          --         354      (58,475)          --      (58,121)
      Accounts receivable from affiliates ............          --          --     (10,268)          --       10,268           --
      Other current assets ...........................          --          --       2,584        2,780           --        5,364
      Accounts payable ...............................          --          --        (144)      (4,057)          --       (4,201)
      Accounts payable to affiliates .................          --          --          --       10,268      (10,268)          --
      Other current liabilities ......................                      --       1,145       (9,072)          --       (7,927)
                                                         ---------   ---------   ---------    ---------    ---------    ---------
         Net cash provided by operating activities ...          --          --      (6,444)     337,180           --      330,736
                                                         ---------   ---------   ---------    ---------    ---------    ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures ...............................          --          --      (6,058)    (119,141)          --     (125,199)
  Proceeds from sales of property and equipment ......          --          --          --        2,142           --        2,142
  Investment in and advances to joint ventures, net ..          --          --          --      (48,118)          --      (48,118)
  Deferred repair and maintenance expenditures .......          --          --        (136)     (20,303)          --      (20,439)
  Investment in marketable securities ................          --          --          --      (18,860)          --      (18,860)
  Proceeds from sales of marketable securities .......          --          --          --       19,283           --       19,283
                                                         ---------   ---------   ---------    ---------    ---------    ---------
         Net cash used for investing activities ......          --          --      (6,194)    (184,997)          --     (191,191)
                                                         ---------   ---------   ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..........................          --          --          --      (91,272)          --      (91,272)
  Proceeds from issuance of ordinary shares, net .....          --          --      42,604           --           --       42,604
  Repurchase of ordinary shares ......................          --          --     (50,590)          --           --      (50,590)
  Decrease (increase) in restricted cash .............          --          --          --          121           --          121
                                                         ---------   ---------   ---------    ---------    ---------    ---------
         Net cash provided by (used for)
           financing activities ......................          --          --      (7,986)     (91,151)          --      (99,137)
                                                         ---------   ---------   ---------    ---------    ---------    ---------
INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS .......................          --          --     (20,624)      61,032           --       40,408
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR ...............................          --          --      20,624      112,203           --      132,827
                                                         ---------   ---------   ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
     END OF YEAR .....................................   $      --   $      --   $      --    $ 173,235    $      --    $ 173,235
                                                         =========   =========   =========    =========    =========    =========


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -  SEGMENT AND RELATED INFORMATION

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

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East, Mexico and India. For the year ended December 31, 2000, we also operated in Venezuela. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment consists of the design and development of drilling products and drilling related software programs by NED and Maurer, in addition to well site management, project management and technical services performed by Triton and the operations of WELLDONE'S downhole technology tools, primarily its automatic rotary steerable drilling system. During the fourth quarter of 2000, we announced that Triton had revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Because of Triton's revised business model, the engineering and consulting services segment's 2000 results may not be indicative of future results.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the years ended December 31, 2002, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items. Our engineering and consulting segment included turnkey drilling operations for the year ended December 31, 2000.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       INTERNATIONAL     DOMESTIC
                                         CONTRACT        CONTRACT      ENGINEERING
                                         DRILLING        DRILLING     & CONSULTING
                                         SERVICES        SERVICES       SERVICES          OTHER          TOTAL
                                       ------------    ------------   -------------    ------------    ------------

2002

Revenues from external customers ...   $    636,869    $    300,950    $     16,791    $     31,746    $    986,356
Intersegment revenues ..............             --              --              --              --              --
Depreciation and amortization ......         70,803          50,774             380           3,197         125,154
Interest expense ...................         18,676          23,405             361             180          42,622
Equity in income of
    unconsolidated subsidiaries ....          3,979              --              --              --           3,979
Segment profit (loss) ..............        179,601          45,654          (4,483)        (11,269)        209,503
Total assets .......................      1,467,018       1,377,386          12,185         209,125       3,065,714
Capital expenditures ...............         85,027          97,232           1,355          84,440         268,054

2001

Revenues from external customers ...   $    515,438    $    462,421    $     12,184    $     39,717    $  1,029,760
Intersegment revenues ..............             --              --             114              --             114
Depreciation and amortization ......         63,352          51,727             385           3,111         118,575
Interest expense ...................         19,668          27,993              --              91          47,752
Equity in loss of
    unconsolidated subsidiaries ....         (1,153)             --              --              --          (1,153)
Segment profit (loss) ..............        125,360         142,646             533          (4,609)        263,930
Total assets .......................      1,225,171       1,418,019           8,774          98,776       2,750,740
Capital expenditures ...............         71,247          57,795           1,390           3,344         133,776

2000

Revenues from external customers ...   $    384,324    $    390,517    $     90,746    $     32,637    $    898,224
Intersegment revenues ..............             --           2,065              34             672           2,771
Depreciation and amortization ......         58,938          48,660              20           3,169         110,787
Interest expense ...................         24,881          28,715              --             982          54,578
Equity in loss of
    unconsolidated subsidiaries ....         (3,127)           (783)             --              --          (3,910)
Segment profit .....................         52,200         108,928           1,151           3,275         165,554
Total assets .......................      1,119,245       1,396,746           1,631          77,909       2,595,531
Capital expenditures ...............         40,033          80,799              --           4,367         125,199


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table is a reconciliation of reportable segment profit or loss to consolidated totals:

PROFIT OR LOSS                                 2002            2001           2000
--------------                             ------------    ------------    ------------

Total profit for reportable segments ...   $    220,772    $    268,539    $    162,279
Elimination of intersegment profits ....             --             (20)             --
Other (losses) profits .................        (11,269)         (5,597)          3,275
                                           ------------    ------------    ------------

Total consolidated net income ..........   $    209,503    $    262,922    $    165,554
                                           ============    ============    ============


         The following tables present revenues and identifiable assets by country based on the location of the service provided:

                                             REVENUES                                IDENTIFIABLE ASSETS
                           ------------------------------------------   ------------------------------------------
                                      YEAR ENDED DECEMBER 31,                           DECEMBER 31,
                           ------------------------------------------   ------------------------------------------
                               2002           2001           2000           2002           2001           2000
                           ------------   ------------   ------------   ------------   ------------   ------------

United States ..........   $    313,167   $    474,214   $    480,591   $  1,807,381   $  1,508,851   $  1,383,808
                           ------------   ------------   ------------   ------------   ------------   ------------

Angola .................             --             --          7,800             --             --         16,198
Bahrain ................          7,180             --             --         29,821             --             --
Brazil .................        123,157        121,658        111,966        151,061        427,420        423,382
Canada .................         19,445         21,418         16,947         16,674          8,090          9,377
China ..................             --             --             --         78,632         32,344         30,827
Denmark ................         32,307         50,765         29,977         44,909         53,664         54,729
Germany ................            771             --             --         17,025             --             --
India ..................         11,380         15,384         21,294         28,267         24,719         97,867
Ireland ................             --          4,869             --             --             --             --
Mexico .................         34,818         16,261         20,730        111,742         26,253         48,637
Mozambique .............             --             --          4,623             --             --             --
Nigeria ................        132,378        119,394         51,913        145,126        130,301        128,835
Qatar ..................         62,272         37,624         34,610        114,621        114,701         72,103
The Netherlands ........        141,571        101,241         81,134        149,002        180,938        229,888
United Arab Emirates ...         40,946         24,051             --        192,160         93,559         13,783
United Kingdom .........         66,174         42,881         25,986        164,312        135,790         60,421
Venezuela ..............            250             --         10,653             --             --         17,640
Other ..................            540             --             --         14,981         14,110          8,036
                           ------------   ------------   ------------   ------------   ------------   ------------
Total International ....        673,189        555,546        417,633      1,258,333      1,241,889      1,211,723
                           ------------   ------------   ------------   ------------   ------------   ------------

            Total ......   $    986,356   $  1,029,760   $    898,224   $  3,065,714   $  2,750,740   $  2,595,531
                           ============   ============   ============   ============   ============   ============

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of shareholders to be held on April 24, 2003 (the "2003 Proxy Statement"), set forth certain information with respect to the directors of Noble and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

         Certain information with respect to the executive officers of Noble is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 2003 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Noble on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2003 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble, and are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.


ITEM 14. CONTROLS AND PROCEDURES

         Noble's Chairman and Chief Executive Officer, James C. Day, and Noble's Senior Vice President - Finance and Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of Noble's disclosure controls and procedures within 90 days of the filing of this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that Noble's disclosure controls and procedures are functioning effectively. Noble's disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         Subsequent to the most recent evaluation of Noble's internal controls, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) A list of the financial statements filed as a part of this report is set forth in Item 8 on page 28 and is incorporated herein by reference.

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

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 2002, with respect to the Noble Drilling Corporation 401(k) Savings Plan (formerly Noble Drilling Corporation Thrift Plan) (to be filed by amendment).

(b)      Reports on Form 8-K:

         We furnished a Form 8-K on October 24, 2002, which included our press release dated October 24, 2002 as Exhibit 99.1, announcing financial results for the quarter ended September 30, 2002.

         We furnished a Form 8-K on December 9, 2002, which included our Fleet Status Update as of December 9, 2002 as Exhibit 99.1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         NOBLE CORPORATION

Date: March 17, 2003
                         By: /s/ JAMES C. DAY
                             --------------------------------------------------
                             James C. Day, Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                    CAPACITY IN WHICH SIGNED                    DATE

/s/ JAMES C. DAY           Chairman and Chief Executive Officer             March 17, 2003
----------------------     and Director (Principal Executive
James C. Day               Officer)

/s/ ROBERT D. CAMPBELL     President and Director                           March 17, 2003
----------------------
Robert D. Campbell


/s/ MARK A. JACKSON        Senior Vice President and Chief Financial        March 17, 2003
----------------------     Officer (Principal Financial and
Mark A. Jackson            Accounting Officer)

/s/ MICHAEL A. CAWLEY      Director                                         March 17, 2003
----------------------
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN     Director                                         March 17, 2003
----------------------
Lawrence J. Chazen

/s/ LUKE R. CORBETT        Director                                         March 17, 2003
----------------------
Luke R. Corbett

/s/ MARC E. LELAND         Director                                         March 17, 2003
----------------------
Marc E. Leland

/s/ JACK E. LITTLE         Director                                         March 17, 2003
----------------------
Jack E. Little

/s/ WILLIAM A. SEARS       Director                                         March 17, 2003
----------------------
William A. Sears

                                 CERTIFICATIONS

I, James C. Day, certify that:

1. I have reviewed this annual report on Form 10-K of Noble Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ JAMES C. DAY
----------------
James C. Day
Chairman and Chief Executive Officer of Noble Corporation

I, Mark A. Jackson, certify that:

1. I have reviewed this annual report on Form 10-K of Noble Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

/s/ MARK A. JACKSON
-------------------
Mark A. Jackson
Senior Vice President - Finance and Chief Financial Officer of Noble Corporation

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                             EXHIBIT
--------------      ------------------------------------------------------------

  2.1 Agreement and Plan of Merger dated as of March 11, 2002 among Noble Corporation, Noble Cayman Acquisition
                    Corporation, Noble Holding (U.S.) Corporation and Noble
                    Drilling Corporation (included as Annex A to the proxy statement/prospectus that constitutes a part of the Registrant's Registration Statement on Form S-4
                    (No. 333-84278) and incorporated herein by reference).

  3.1               Memorandum of Association of the Registrant (filed as
                    Exhibit 3.3 to the Registrant's Registration Statement on
                    Form S-4 (No. 333-84278) and incorporated herein by reference).

  3.2               Articles of Association of the Registrant (filed as
                    Exhibit 3.4 to the Registrant's Registration
                    Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

  3.3 Terms of Series A Junior Participating Preferred Shares of the Registrant (filed as Exhibit 4.1 to the Registrant's
                    Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

  4.1               Indenture dated as of March 1, 1999, between Noble Drilling
                    Corporation and Chase Bank of Texas, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K of Noble
                    Drilling Corporation ("NDC") dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

  4.2               Supplemental Indenture dated as of March 16, 1999, between
                    Noble Drilling Corporation and Chase Bank of Texas, National
                    Association, as trustee (filed as Exhibit 4.2 to NDC's
                    Form 8-K dated March 22, 1999 (date of event: March 1,
                    1999) and incorporated herein by reference).

  4.3               Rights Agreement between Noble Corporation and UMB Bank,
                    N.A., as Rights Agent, which includes the Form of Right
                    Certificate as Exhibit B thereto (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No.
                    333-84278) and incorporated herein by reference).

  4.4               First Amendment to Rights Agreement between Noble
                    Corporation and UMB Bank, N.A., as Rights Agent, dated as of March 12, 2002 (filed as Exhibit 4.2 to the Registrant's
                    Form 8-K filed on March 14, 2003 and incorporated herein by reference).

  4.5               Consent and Agreement dated December 20, 2001 by and among
                    Noble Drilling (Paul Romano) Inc., Noble Drilling
                    Corporation and the Noteholders a party hereto (filed as Exhibit 4.6 to NDC's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

  4.6 Note Purchase Agreement dated as of September 24, 1998, by and among Noble Drilling (Paul Romano) Inc. and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes to be purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling
                    (Paul Romano) Inc. and the principal amount of notes to be purchased by each such note purchaser is included as Schedule A to the Note Purchase Agreement (filed as Exhibit
                    4.1 to NDC's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).


4.7                 Trust Indenture and Security Agreement dated as of November
                    24, 1998, between Noble Drilling (Paul Romano) Inc. and
                    Chase Bank of Texas, National Association, as Trustee (filed as Exhibit 4.18 to NDC's Registration Statement on Form
                    S-3 (No. 333-72059) and incorporated herein by reference).

4.8 First Naval Mortgage covering the Noble Paul Romano dated as of November 24, 1998, made by Noble Drilling (Paul Romano)
                    Inc. in favor of Chase Bank of Texas, National Association, as Indenture Trustee (filed as Exhibit 4.19 to NDC's
                    Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.9 Note Purchase Agreement dated as of July 1, 1998, by and among Noble Drilling (Paul Wolff) Ltd., Chase Bank of Texas,
                    National Association, as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Paul Wolff)
                    Ltd. and the principal amount of notes purchased by each such note purchaser is included in Annex I to the Note
                    Purchase Agreement (filed as Exhibit 4.4 to NDC's
                    Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.10 Indenture of First Naval Mortgage, dated as of July 1, 1998, made by Noble Drilling (Paul Wolff) Ltd. in favor of Chase
                    Bank of Texas, National Association, as Trustee (filed as
                    Exhibit 4.5 to NDC's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.11                Parent Guaranty, dated as of July 1, 1998, by Noble Drilling
                    Corporation in favor of Chase Bank of Texas, National
                    Association, as Trustee (filed as Exhibit 4.6 to NDC's
                    Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.12 Note Purchase Agreement dated as of December 21, 1998, by and among Noble Drilling (Jim Thompson) Inc., Chase Bank of
                    Texas, National Association, as Trustee, and each of the note purchasers hereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson)
                    Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note
                    Purchase Agreement (filed as Exhibit 4.24 to NDC's
                    Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.13                Indenture of First Naval Mortgage, dated as of December 21,
                    1998, made by Noble Drilling (Jim Thompson) Inc. in favor of
                    Chase Bank of Texas, National Association, as Trustee (filed as Exhibit 4.25 to NDC's Registration Statement on Form
                    S-3 (No. 333-72059) and incorporated herein by reference).

4.14                Parent Guaranty, dated as of December 21, 1998, by Noble
                    Drilling Corporation in favor of Chase Bank of Texas,
                    National Association, as Trustee (filed as Exhibit 4.26 to
                    NDC's Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.15                Credit Agreement dated May 30, 2001, among Noble Drilling
                    Corporation, Christiania Bank og Kreditkasse ASA, New York
                    Branch, as Administrative Agent, and the lenders named therein (filed as Exhibit 4 to NDC's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001 and incorporated herein by reference).

4.16                Irrevocable Letter of Credit, dated December 20, 2001, by
                    Nordea Bank Norge ASA, New York Branch, and issued to JP
                    Morgan Chase Bank, as Trustee of the Trust Indenture and
                    Security Agreement, dated as of November 24, 1998, between
                    Noble Drilling (Paul Romano) Inc. and the Trustee, for the benefit of the note holders thereunder (filed as Exhibit
                    4.17 to NDC's Annual Report on Form 10-K for the year ended
                    December 31, 2001 and incorporated herein by reference).

  4.17 Amended and Restated Credit Agreement dated May 1, 2002 among Noble Corporation, Noble Holding (U.S.) Corporation,
                    Noble Drilling Corporation, Nordea Bank Norge ASA, New York
                    Branch, as Administrative Agent, and the lenders named therein (filed as Exhibit 4.1 to the Registrant's Quarterly
                    Report on Form 10-Q for the three-month period ended March
                    31, 2002 and incorporated herein by reference).

  4.18 First Amendment to Note Purchase Agreement and Consent, dated March 15, 2002, between Noble Drilling (Jim Thompson)
                    Inc., each of the note purchasers thereunder and JPMorgan
                    Chase Bank, National Association, as trustee (filed as
                    Exhibit 4.2 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

  4.19              Amended and Restated Parent Guaranty, dated as April 25,
                    2002, by Noble Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation, in favor of JPMorgan Chase
                    Bank, National Association, as trustee, for the benefit of the note purchasers under the Note Purchase Agreement and Consent with Noble Drilling (Jim Thompson) Inc. (filed as
                    Exhibit 4.3 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

  4.20 First Amendment to Note Purchase Agreement and Consent, dated March 15, 2002, between Noble Drilling (Paul Wolff)
                    Ltd., each of the note purchasers thereunder and JPMorgan
                    Chase Bank, National Association, as trustee (filed as
                    Exhibit 4.4 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

  4.21 Amended and Restated Parent Guaranty, dated as May 1, 2002, by Noble Corporation, Noble Holding (U.S.) Corporation and
                    Noble Drilling Corporation, in favor of JPMorgan Chase Bank,
                    National Association, as trustee, for the benefit of the note purchasers under the Note Purchase Agreement and Consent with Noble Drilling (Paul Wolff) Ltd. (filed as
                    Exhibit 4.5 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

  4.22 Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.)
                    Corporation and Noble Corporation, and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.6 to the Registrant's
                    Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.1*              Noble Corporation 1991 Stock Option and Restricted Stock
                    Plan (filed as Exhibit 4.1 to the Registrant's Registration
                    Statement on Form S-8 (No. 333-80511) and incorporated herein by reference).

 10.2*              Amendment to the Noble Corporation 1991 Stock Option and
                    Restricted Stock Plan, dated October 28, 1999 (filed as
                    Exhibit 10.21 to NDC's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

 10.3*              Amendment, effective as of May 1, 2002, to the Noble
                    Corporation 1991 Stock Option and Restricted Stock Plan
                    (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No.
                    333-80511) and incorporated herein by reference).

 10.4*              Noble Corporation 1992 Nonqualified Stock Option Plan for
                    Non-Employee Directors (filed as Exhibit 4.1 to the
                    Registrant's Registration Statement on Form S-8 (No.
                    33-62394) and incorporated herein by reference).

 10.5*              Amendment No. 1 to the Noble Corporation 1992
                    Nonqualified Stock Option Plan for Non-Employee Directors dated as of July 28, 1994 (filed as Exhibit 10.44 to
                    NDC's Annual Report on Form 10-K for the year ended
                    December 31, 1994 and incorporated herein by reference).

 10.6*              Amendment, effective as of May 1, 2002, to the Noble
                    Corporation 1992 Nonqualified Stock Option Plan for
                    Non-Employee Directors (filed as Exhibit 10.1 to
                    Post-Effective Amendment No. 1 to the Registrant's
                    Registration Statement on Form S-8 (No. 33-62394 and incorporated herein by reference).


 10.7*              Noble Corporation Equity Compensation Plan for
                    Non-Employee Directors (filed as Exhibit 10.1 to NDC's
                    Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

 10.8*              Amendment, effective as of May 1, 2002, to the Noble
                    Corporation Equity Compensation Plan for Non-Employee
                    Directors (filed as Exhibit 10.1 to Post-Effective
                    Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

 10.9*              Noble Drilling Corporation Short Term Incentive Plan
                    (revised April 2002) (filed as Exhibit 10 to the
                    Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002 and incorporated herein by reference).

 10.10*             Noble Drilling Corporation 401(k) Savings Restoration Plan
                    (filed as Exhibit 10.1 to the Registrant's Registration
                    Statement on Form S-8 dated January 18, 2001
                    (No. 333-53912) and incorporated herein by reference).

 10.11*             Amendment No. 1 to the Noble Drilling Corporation 401(k)
                    Savings Restoration Plan (filed as Exhibit 10.1 to
                    Post-Effective Amendment No. 1 to the Registrant's
                    Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

 10.12*             Noble Drilling Corporation Retirement Restoration Plan dated
                    April 27, 1995 (filed as Exhibit 10.2 to NDC's Quarterly
                    Report on Form 10-Q for the three-month period ended March
                    31, 1995 and incorporated herein by reference).

 10.13*             Amendment No. 1 to the Noble Drilling Corporation Retirement
                    Restoration Plan dated January 29, 1998 (filed as Exhibit
                    10.18 to NDC's Annual Report on Form 10-K for the year ended
                    December 31, 1997 and incorporated herein by reference).

 10.14              Guarantee dated August 26, 1994 between Noble Drilling
                    Corporation and Hibernia Management and Development Company
                    Ltd. (filed as Exhibit 10.45 to NDC's Annual Report on Form
                    10-K for the year ended December 31, 1994 and incorporated herein by reference).


 10.15*             Form of Indemnity Agreement entered into between Noble
                    Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.16*             Amended and Restated Employment Agreement, dated as of April
                    30, 2002, by and between Noble Drilling Corporation and
                    James C. Day (filed as Exhibit 10.2 to the Registrant's
                    Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.17              Parent Guaranty by Noble Corporation, dated as of April 30,
                    2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.18*             Amended and Restated Employment Agreement, dated as of April
                    30, 2002, by and between Noble Drilling Corporation and
                    Robert D. Campbell (filed as Exhibit 10.4 to the
                    Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.19              Parent Guaranty by Noble Corporation, dated as of April 30,
                    2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Robert D. Campbell
                    (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.20*             Amended and Restated Employment Agreement, dated as of April
                    30, 2002, by and between Noble Drilling Corporation and Mark
                    A. Jackson (filed as Exhibit 10.6 to the Registrant's
                    Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.21              Parent Guaranty by Noble Corporation, dated as of April 30,
                    2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Mark A. Jackson
                    (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.22*             Amended and Restated Employment Agreement, dated as of April
                    30, 2002, by and between Noble Drilling Corporation and
                    Julie J. Robertson (filed as Exhibit 10.8 to the
                    Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.23              Parent Guaranty by Noble Corporation, dated as of April 30,
                    2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Julie J. Robertson
                    (filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.24*             Amended and Restated Employment Agreement, dated as of April
                    30, 2002, by and between Noble Drilling Corporation and
                    Danny W. Adkins (filed as Exhibit 10.10 to the Registrant's
                    Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 10.25              Parent Guaranty by Noble Corporation, dated as of April 30,
                    2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Danny W. Adkins
                    (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

 21.1               Subsidiaries of the Registrant.

 23.1               Consent of PricewaterhouseCoopers LLP.

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