Form 10-Q
period 2003-03-31
NOBLE CORP
filed 2003-05-15
CIK 1169055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

      | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER: 0-13857

                                NOBLE CORPORATION
             (Exact name of registrant as specified in its charter)

             CAYMAN ISLANDS                                     98-0366361
      (State or other jurisdiction                           (I.R.S. employer
    of incorporation or organization)                     identification number)

  13135 SOUTH DAIRY ASHFORD, SUITE 800                             77478
            SUGAR LAND, TEXAS                                   (Zip code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      Number of Ordinary Shares outstanding as of May 9, 2003: 133,611,206 (Includes 1,753,411 shares held in a Rabbi Trust)

                                                                       FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      MARCH 31,     DECEMBER 31,
                                                        2003            2002
                                                     -----------    ------------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................   $   134,269    $    192,509
  Restricted cash ................................         8,307           8,668
  Investment in marketable securities ............        78,159          72,957
  Accounts receivable ............................       164,390         164,613
  Inventories ....................................         3,682           3,628
  Prepaid expenses ...............................        17,455           6,595
  Other current assets ...........................        20,571          16,673
                                                     -----------    ------------
Total current assets .............................       426,833         465,643
                                                     -----------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ..............     3,229,402       3,153,509
  Other ..........................................        63,428          63,296
                                                     -----------    ------------
                                                       3,292,830       3,216,805
  Accumulated depreciation .......................      (779,573)       (745,762)
                                                     -----------    ------------
                                                       2,513,257       2,471,043
                                                     -----------    ------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES .....        21,873          22,538
OTHER ASSETS .....................................       104,841         106,490
                                                     -----------    ------------
                                                     $ 3,066,804    $  3,065,714
                                                     ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...........   $    76,008    $     80,577
  Accounts payable ...............................        55,212          64,783
  Accrued payroll and related costs ..............        44,045          51,125
  Taxes payable ..................................        40,165          41,997
  Interest payable ...............................         3,404          10,089
  Other current liabilities ......................        30,201          32,089
                                                     -----------    ------------
Total current liabilities ........................       249,035         280,660

LONG-TERM DEBT ...................................       578,581         589,562
DEFERRED INCOME TAXES ............................       207,552         206,351
OTHER LIABILITIES ................................         5,538           5,635
COMMITMENTS AND CONTINGENCIES ....................            --              --
MINORITY INTEREST ................................        (5,868)         (5,704)
                                                     -----------    ------------
                                                       1,034,838       1,076,504
                                                     -----------    ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share ......        13,358          13,353
  Capital in excess of par value .................       906,858         905,865
  Retained earnings ..............................     1,179,893       1,140,472
  Treasury stock, at cost ........................       (50,275)        (51,317)
  Restricted stock (unearned compensation) .......       (11,423)        (12,871)
  Accumulated other comprehensive loss ...........        (6,445)         (6,292)
                                                     -----------    ------------
                                                       2,031,966       1,989,210
                                                     -----------    ------------
                                                     $ 3,066,804    $  3,065,714
                                                     ===========    ============

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       2003              2002
                                                    ---------         ---------
OPERATING REVENUES
  Contract drilling services ....................   $ 216,368         $ 220,805
  Reimbursables .................................      15,856             7,311
  Labor contract drilling services ..............       6,696             7,924
  Engineering, consulting and other .............       4,160             5,694
                                                    ---------         ---------
                                                      243,080           241,734
                                                    ---------         ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ....................     123,847           114,132
  Reimbursables .................................      15,198             6,261
  Labor contract drilling services ..............       5,723             6,327
  Engineering, consulting and other .............       4,890             4,904
  Depreciation and amortization .................      33,864            30,293
  Selling, general and administrative ...........       6,262             9,212
                                                    ---------         ---------
                                                      189,784           171,129
                                                    ---------         ---------

OPERATING INCOME ................................      53,296            70,605

OTHER INCOME (EXPENSE)
  Interest expense ..............................     (10,495)          (10,700)
  Other, net ....................................       1,492             1,738
                                                    ---------         ---------

INCOME BEFORE INCOME TAXES ......................      44,293            61,643
INCOME TAX PROVISION ............................      (4,872)          (10,213)
                                                    ---------         ---------

NET INCOME ......................................   $  39,421         $  51,430
                                                    =========         =========

EARNINGS PER SHARE:
  Basic .........................................   $    0.30         $    0.39
  Diluted .......................................   $    0.30         $    0.39

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                               2003                 2002
                                                             -------              -------
NET INCOME ...............................................   $39,421              $51,430
                                                             -------              -------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments .............       255                1,061
    Unrealized holding losses arising during period ......      (408)                 (45)
    Reclassification of realized loss for impairment of
      investment included in net income ..................        --                9,758
                                                             -------              -------
    Other comprehensive income (loss) ....................      (153)              10,774
                                                             -------              -------

COMPREHENSIVE INCOME .....................................   $39,268              $62,204
                                                             =======              =======

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------
                                                                              2003              2002
                                                                            --------          ---------
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income ............................................................   $ 39,421          $  51,430
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ....................................     33,864             30,293
       Deferred income tax provision ....................................      1,624              6,937
       Deferred repair and maintenance amortization .....................      7,804              6,332
       Loss on sales of marketable securities ...........................         93                 25
       Equity in (income) loss of joint ventures ........................        378               (391)
       Compensation expense from stock-based plans ......................      1,185              1,284
       Realized loss on impairment of investment ........................         --              9,758
       Gain on sale of interest in deepwater exploration property .......         --             (5,908)
       Other ............................................................        537              1,621
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ...........................................        223             (4,651)
          Other current assets ..........................................    (14,941)           (17,615)
          Accounts payable ..............................................     (9,573)            (2,489)
          Other current liabilities .....................................    (17,485)           (11,935)
                                                                            --------          ---------
               Net cash provided by operating activities ................     43,130             64,691
                                                                            --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades .............................    (60,188)           (86,668)
  Other capital expenditures ............................................    (15,833)           (22,379)
  Deferred repair and maintenance expenditures ..........................     (6,226)            (8,046)
  Proceeds from sales of property and equipment .........................         --                306
  Proceeds from sale of interest in deepwater exploration property ......         --              6,200
  Investment in and advances to joint ventures, net .....................        287                918
  Investment in marketable securities ...................................    (13,247)           (11,183)
  Proceeds from sales of marketable securities ..........................      7,311              6,611
                                                                            --------          ---------
               Net cash used for investing activities ...................    (87,896)          (114,241)
                                                                            --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt .............................................    (15,548)           (12,434)
  Proceeds from issuance of ordinary shares, net ........................      1,713              2,642
  Proceeds from sales of put options on ordinary shares .................         --              1,039
  Decrease in restricted cash ...........................................        361              2,123
                                                                            --------          ---------
               Net cash used for financing activities ...................    (13,474)            (6,630)
                                                                            --------          ---------

DECREASE IN CASH AND CASH EQUIVALENTS ...................................    (58,240)           (56,180)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................    192,509            236,709
                                                                            --------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $134,269          $ 180,529
                                                                            ========          =========

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING

      The accompanying consolidated financial statements of Noble Corporation ("Noble" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble and its consolidated subsidiaries have been eliminated. Certain reclassifications have been made in the prior year consolidated financial statements to conform to the classifications used in the 2003 consolidated financial statements. These reclassifications have no impact on net income. (See "Accounting Pronouncements" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on reclassifications pursuant to Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.) The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble for the year ended December 31, 2002.

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

NOTE 2 - STOCK-BASED COMPENSATION PLANS

      We have several stock-based compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transistion and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Accordingly, no compensation expense was recognized in the three month periods ended March 31, 2003 and 2002 related to stock option awards.

      The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
Net income - as reported .................................   $39,421    $51,430
Compensation expense, net of tax - pro forma .............    (3,952)    (3,984)
                                                             -------    -------
Net income - pro forma ...................................   $35,469    $47,446
                                                             =======    =======

Earnings per share:
  Basic - as reported ....................................   $  0.30    $  0.39
  Basic - pro forma ......................................   $  0.27    $  0.36

  Diluted - as reported ..................................   $  0.30    $  0.39
  Diluted - pro forma ....................................   $  0.27    $  0.36

                                                                       FORM 10-Q

NOTE 3 - EARNINGS PER SHARE

      The following table reconciles the basic and diluted earnings per share computations for the three month periods ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                       NET      BASIC    BASIC   DILUTED   DILUTED
                                     INCOME    SHARES     EPS    SHARES      EPS
                                     -------   -------   -----   -------   -------
MARCH 31, 2003 ...................   $39,421   131,785   $0.30   132,978   $  0.30

MARCH 31, 2002 ...................   $51,430   132,071   $0.39   133,291   $  0.39

      Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,193,000 shares and 1,220,000 shares for the three-month periods ended March 31, 2003 and 2002, respectively.

NOTE 4 - MARKETABLE SECURITIES

      As of March 31, 2003, we owned marketable equity securities with a fair market value of $6,591,000, of which $6,504,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at March 31, 2003 at their fair value. During the three months ended March 31, 2003, we recognized a net unrealized holding gain of $396,000 and a net realized loss of $1,012,000 related to these assets, which are included in "Other, net" in the Consolidated Statement of Income for the three months ended March 31, 2003. The remaining investment in marketable equity securities, with a fair market value of $87,000 at March 31, 2003, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. We recognized an unrealized holding loss on this investment of $89,000 during the three months ended March 31, 2003, which is included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet at March 31, 2003.

      As of March 31, 2003, we also owned marketable debt securities with a fair market value of $71,655,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at March 31, 2003 at their fair market value. During the three months ended March 31, 2003, we recognized a net unrealized holding loss of $319,000, which is included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet at March 31, 2003, and a net realized loss of $93,000, which is included in "Other, net" in the Consolidated Statement of Income for the three months ended March 31, 2003, related to these assets.

NOTE 5 - CREDIT FACILITIES

      Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble, has an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation ("Noble Holding"), unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of March 31, 2003, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $27,434,000, respectively, under the Credit Agreement, with $47,566,000 remaining available thereunder. Additionally, as of March 31, 2003, we had other letters of credit and third-party corporate guarantees totaling $15,700,000, of which $3,300,000 is supported by a restricted cash deposit. We also had $31,057,000 of performance and customs bonds supported by surety bonds.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property

                                                                       FORM 10-Q

and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of March 31, 2003, we had approximately $50,000,000 of outstanding purchase commitments related to these projects.

NOTE 7 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

      Noble and Noble Holding are guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at March 31, 2003 were $149,936,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

      The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the Securities and Exchange Commission. These consolidating financial statements present Noble's and Noble Holding's investment in their subsidiaries using the equity method of accounting.

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                              NOBLE         NOBLE          OTHER        CONSOLIDATING
                                                NOBLE        HOLDING       DRILLING     SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                              ----------    ----------    ----------    ------------    -------------    ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...............   $   18,266    $       --    $       --    $    116,003    $          --    $  134,269
  Restricted cash .........................           --            --            --           8,307               --         8,307
  Investment in marketable securities .....        6,504            --            --          71,655                         78,159
  Accounts receivable .....................           --            --         1,791         162,599                        164,390
  Inventories .............................           --            --            --           3,682                          3,682
  Prepaid expenses ........................           --            --         1,544          15,911                         17,455
  Accounts receivable from affiliates .....           --            --       644,117              --         (644,117)           --
  Other current assets ....................       24,760            --             2          20,569          (24,760)       20,571
                                              ----------    ----------    ----------    ------------    -------------    ----------
Total current assets ......................       49,530            --       647,454         398,726         (668,877)      426,833
                                              ----------    ----------    ----------    ------------    -------------    ----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .......           --            --        89,042       3,140,360               --     3,229,402
  Other ...................................           --            --            --          63,428               --        63,428
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                                      --            --        89,042       3,203,788               --     3,292,830
 Accumulated depreciation .................           --            --       (44,770)       (734,803)              --      (779,573)
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                                      --            --        44,272       2,468,985               --     2,513,257
                                              ----------    ----------    ----------    ------------    -------------    ----------

NOTES RECEIVABLE FROM AFFILIATES ..........      525,458            --        44,159              --         (569,617)           --
INVESTMENTS IN AFFILIATES .................    1,470,303     1,744,183     1,513,787              --       (4,728,273)           --
INVESTMENT IN AND ADVANCES
   TO JOINT VENTURES ......................           --            --            --          21,873               --        21,873
OTHER ASSETS ..............................           --            --         6,169          98,672               --       104,841
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                              $2,045,291    $1,744,183    $2,255,841    $  2,988,256    $  (5,966,767)   $3,066,804
                                              ==========    ==========    ==========    ============    =============    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ....   $       --    $   16,773    $       --    $     76,008    $     (16,773)   $   76,008
  Accounts payable ........................           --            --           787          54,425               --        55,212
  Accrued payroll and related costs .......           --            --         8,237          35,808               --        44,045
  Taxes payable ...........................         (165)         (316)           --          40,646               --        40,165
  Interest payable ........................           --         7,986         1,298           2,106           (7,986)        3,404
  Accounts payable to affiliates ..........       13,490        33,186            --         597,441         (644,117)           --
  Other current liabilities ...............           --            --         1,253          28,948               --        30,201
                                              ----------    ----------    ----------    ------------    -------------    ----------
Total current liabilities .................       13,325        57,629        11,575         835,382         (668,876)      249,035

LONG-TERM DEBT ............................           --            --       476,631         101,950               --       578,581
NOTES PAYABLE TO AFFILIATES ...............           --       525,458            --          44,159         (569,617)           --
DEFERRED INCOME TAXES .....................           --            --        18,060         189,492               --       207,552
OTHER LIABILITIES .........................           --            --         5,392             146               --         5,538
COMMITMENTS AND CONTINGENCIES .............           --            --            --              --               --            --
MINORITY INTEREST .........................           --            --            --          (5,868)              --        (5,868)
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                                  13,325       583,087       511,658       1,165,261       (1,238,493)    1,034,838
                                              ----------    ----------    ----------    ------------    -------------    ----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share       13,358            --            --              --               --        13,358
  Capital in excess of par value ..........      906,858       870,744       870,744         693,687       (2,435,175)      906,858
  Retained earnings .......................    1,179,893       290,352       873,439       1,135,753       (2,299,544)    1,179,893
  Treasury stock, at cost .................      (50,275)           --            --              --               --       (50,275)
  Restricted stock (unearned compensation)       (11,423)           --            --              --               --       (11,423)
  Accumulated other comprehensive loss ....       (6,445)           --            --          (6,445)           6,445        (6,445)
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                               2,031,966     1,161,096     1,744,183       1,822,995       (4,728,274)    2,031,966
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                              $2,045,291    $1,744,183    $2,255,841    $  2,988,256    $  (5,966,767)   $3,066,804
                                              ==========    ==========    ==========    ============    =============    ==========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (In thousands)

                                                              NOBLE         NOBLE          OTHER        CONSOLIDATING
                                                NOBLE        HOLDING       DRILLING     SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                              ----------    ----------    ----------    ------------    -------------    ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...............   $    9,317    $       --    $       --    $    183,192    $          --    $  192,509
  Restricted cash .........................           --            --            --           8,668               --         8,668
  Investment in marketable securities .....        6,827            --            --          66,130               --        72,957
  Accounts receivable .....................           --            --         1,373         163,240               --       164,613
  Inventories .............................           --            --            --           3,628               --         3,628
  Prepaid expenses ........................           --            --           259           6,336               --         6,595
  Accounts receivable from affiliates .....           --            --       644,412              --         (644,412)           --
  Other current assets ....................       16,417            --            --          16,645          (16,389)       16,673
                                              ----------    ----------    ----------    ------------    -------------    ----------
Total current assets ......................       32,561            --       646,044         447,839         (660,801)      465,643
                                              ----------    ----------    ----------    ------------    -------------    ----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .......           --            --       118,684       3,034,825               --     3,153,509
  Other ...................................           --            --            --          63,296               --        63,296
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                                      --            --       118,684       3,098,121               --     3,216,805
  Accumulated depreciation ................           --            --       (61,028)       (684,734)              --      (745,762)
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                                      --            --        57,656       2,413,387               --     2,471,043
                                              ----------    ----------    ----------    ------------    -------------    ----------

NOTES RECEIVABLE FROM AFFILIATES ..........      529,772            --        44,159              --         (573,931)           --
INVESTMENTS IN AFFILIATES .................    1,443,034     1,700,021     1,462,263              --       (4,605,318)           --
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES ........................           --            --            --          22,538               --        22,538
OTHER ASSETS ..............................           --            --         5,312         101,178               --       106,490
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                              $2,005,367    $1,700,021    $2,215,434    $  2,984,942    $  (5,840,050)   $3,065,714
                                              ==========    ==========    ==========    ============    =============    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ....   $       --    $   16,389    $       --    $     80,577    $     (16,389)   $   80,577
  Accounts payable ........................           --            --         1,019          63,764               --        64,783
  Accrued payroll and related costs .......           --            --         8,475          42,650               --        51,125
  Taxes payable ...........................           48            --            --          41,949               --        41,997
  Interest payable ........................           --            --         7,708           2,381               --        10,089
  Accounts payable to affiliates ..........       16,109        24,713            --         603,590         (644,412)           --
  Other current liabilities ...............           --            --            18          32,071               --        32,089
                                              ----------    ----------    ----------    ------------    -------------    ----------
Total current liabilities .................       16,157        41,102        17,220         866,982         (660,801)      280,660

LONG-TERM DEBT ............................           --            --       476,629         112,933               --       589,562
NOTES PAYABLE TO AFFILIATES ...............           --       529,772            --          44,159         (573,931)           --
DEFERRED INCOME TAXES .....................           --            --        16,070         190,281               --       206,351
OTHER LIABILITIES .........................           --            --         5,494             141               --         5,635
COMMITMENTS AND CONTINGENCIES .............           --            --            --              --               --            --
MINORITY INTEREST .........................           --            --            --          (5,704)              --        (5,704)
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                                  16,157       570,874       515,413       1,208,792       (1,234,732)    1,076,504
                                              ----------    ----------    ----------    ------------    -------------    ----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share       13,353            --            --              --               --        13,353
  Capital in excess of par value ..........      905,865       870,744       870,744         693,687       (2,435,175)      905,865
  Retained earnings .......................    1,140,472       258,403       829,277       1,088,755       (2,176,435)    1,140,472
  Treasury stock, at cost .................      (51,317)           --            --              --               --       (51,317)
  Restricted stock (unearned compensation)       (12,871)           --            --              --               --       (12,871)
  Accumulated other comprehensive loss ....       (6,292)           --            --          (6,292)           6,292        (6,292)
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                               1,989,210     1,129,147     1,700,021       1,776,150       (4,605,318)    1,989,210
                                              ----------    ----------    ----------    ------------    -------------    ----------
                                              $2,005,367    $1,700,021    $2,215,434    $  2,984,942    $  (5,840,050)   $3,065,714
                                              ==========    ==========    ==========    ============    =============    ==========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                          NOBLE           NOBLE           OTHER       CONSOLIDATING
                                          NOBLE          HOLDING        DRILLING      SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                      -------------   -------------   -------------   -------------   -------------   -------------
OPERATING REVENUES
  Contract drilling services ........ $          --   $          --   $          81   $     216,287   $          --   $     216,368
  Reimbursables .....................            --              --             218          15,638              --          15,856
  Labor contract drilling services ..            --              --              --           6,696              --           6,696
  Engineering, consulting and other .            --              --              --           4,160              --           4,160
                                      -------------   -------------   -------------   -------------   -------------   -------------
                                                 --              --             299         242,781              --         243,080
                                      -------------   -------------   -------------   -------------   -------------   -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ........            (6)             --           2,597         121,256              --         123,847
  Reimbursables .....................            --              --             218          14,980              --          15,198
  Labor contract drilling services ..            --              --              --           5,723              --           5,723
  Engineering, consulting and other .            --              --              --           4,890              --           4,890
  Depreciation and amortization .....            --              --           1,017          32,847              --          33,864
  Selling, general and
    administrative ..................            91              --             189           5,982              --           6,262
                                      -------------   -------------   -------------   -------------   -------------   -------------
                                                 85              --           4,021         185,678              --         189,784
                                      -------------   -------------   -------------   -------------   -------------   -------------

OPERATING (LOSS) INCOME .............           (85)             --          (3,722)         57,103              --          53,296

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates
    (net of tax).....................        27,269          44,162          51,524              --        (122,955)             --
  Interest expense ..................            --         (12,213)         (6,988)         (3,507)         12,213         (10,495)
  Other, net ........................        12,237              --            (616)          2,084         (12,213)          1,492
                                      -------------   -------------   -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES ..........        39,421          31,949          40,198          55,680        (122,955)         44,293
INCOME TAX BENEFIT (PROVISION) ......            --              --           3,964          (8,836)             --          (4,872)
                                      -------------   -------------   -------------   -------------   -------------   -------------

NET INCOME .......................... $      39,421   $      31,949   $      44,162   $      46,844   $    (122,955)  $      39,421
                                      =============   =============   =============   =============   =============   =============

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                          NOBLE         NOBLE           OTHER       CONSOLIDATING
                                           NOBLE         HOLDING       DRILLING      SUBSIDIARIES    ADJUSTMENTS        TOTAL
                                       ------------   ------------   ------------   -------------    -----------    -------------
OPERATING REVENUES
  Contract drilling services ......... $         --   $         --   $      2,993   $     217,812    $        --    $     220,805
  Reimbursables ......................           --             --             --           7,311             --            7,311
  Labor contract drilling services ...           --             --             --           7,924             --            7,924
  Engineering, consulting and other ..           --             --             69           5,694            (69)           5,694
                                       ------------   ------------   ------------   -------------    -----------    -------------
                                                 --             --          3,062         238,741            (69)         241,734
                                       ------------   ------------   ------------   -------------    -----------    -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services .........           --             --          2,404         111,797            (69)         114,132
  Reimbursables ......................           --             --             --           6,261             --            6,261
  Labor contract drilling services ...           --             --             --           6,327             --            6,327
  Engineering, consulting and other ..           --             --             --           4,904             --            4,904
  Depreciation and amortization ......           --             --          1,416          28,877             --           30,293
  Selling, general and
    administrative ...................           --             --             58           9,154             --            9,212
                                       ------------   ------------   ------------   -------------    -----------    -------------
                                                 --             --          3,878         167,320            (69)         171,129
                                       ------------   ------------   ------------   -------------    -----------    -------------

OPERATING (LOSS) INCOME ..............           --             --           (816)         71,421             --           70,605

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates
    (net of tax) .....................           --             --         53,299              --        (53,299)              --
  Interest expense ...................           --             --         (6,482)         (4,218)            --          (10,700)
  Other, net .........................           --             --          4,423          (2,685)            --            1,738
                                       ------------   ------------   ------------   -------------    -----------    -------------

INCOME BEFORE INCOME TAXES ...........           --             --         50,424          64,518        (53,299)          61,643
INCOME TAX BENEFIT (PROVISION) .......           --             --          1,006         (11,219)            --          (10,213)
                                       ------------   ------------   ------------   -------------    -----------    -------------

NET INCOME ........................... $         --   $         --   $     51,430   $      53,299    $   (53,299)   $      51,430
                                       ============   ============   ============   =============    ===========    =============

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                      NOBLE      NOBLE        OTHER       CONSOLIDATING
                                                           NOBLE     HOLDING    DRILLING   SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                          --------   --------   --------   ------------   -------------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................   $ 39,421   $ 31,949   $ 44,162   $     46,844   $    (122,955)   $ 39,421
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ...................         --         --      1,017         32,847              --      33,864
      Deferred income tax provision ...................         --         --      1,990           (366)             --       1,624
      Deferred repair and maintenance amortization ....         --         --        132          7,672              --       7,804
      Loss on sales of marketable securities ..........         --         --         --             93              --          93
      Equity in income of joint ventures ..............         --         --         --            378              --         378
      Compensation expense from stock-based plans .....      1,185         --         --             --              --       1,185
      Equity earnings in affiliates ...................    (27,269)   (44,162)   (51,524)            --         122,955          --
      Other ...........................................         --         --       (959)         1,496              --         537
      Changes in current assets and liabilities,
       net of acquired working capital:
        Accounts receivable ...........................         --         --       (418)           641              --         223
        Accounts receivable from affiliates ...........         --         --     18,248             --         (18,248)         --
        Other current assets ..........................     (8,343)        --     (1,287)        (5,311)             --     (14,941)
        Accounts payable ..............................         --         --       (232)        (9,341)             --      (9,573)
        Accounts payable to affiliates ................      2,455      4,543         --        (25,246)         18,248          --
        Other current liabilities .....................       (213)     7,670     (5,413)       (19,529)             --     (17,485)
                                                          --------   --------   --------   ------------   -------------    --------
           Net cash provided by operating activities ..      7,236         --      5,716         30,178              --      43,130
                                                          --------   --------   --------   ------------   -------------    --------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ...........         --         --         --        (60,188)             --     (60,188)
  Other capital expenditures ..........................         --         --     (4,643)       (11,190)             --     (15,833)
  Deferred repair and maintenance expenditures ........         --         --     (1,073)        (5,153)             --      (6,226)
  Investment in and advances to joint venture, net ....         --         --         --            287              --         287
  Investment in marketable securities .................         --         --         --        (13,247)             --     (13,247)
  Proceeds from sales of marketable securities ........         --         --         --          7,311              --       7,311
                                                          --------   --------   --------   ------------   -------------    --------
           Net cash used for investing activities .....         --         --     (5,716)       (82,180)             --     (87,896)
                                                          --------   --------   --------   ------------   -------------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ...........................         --         --         --        (15,548)             --     (15,548)
  Proceeds from issuance of ordinary shares, net ......      1,713         --         --             --              --       1,713
  Decrease in restricted cash .........................         --         --         --            361              --         361
                                                          --------   --------   --------   ------------   -------------    --------
           Net cash provided by (used for)
               financing activities ...................      1,713         --         --        (15,187)             --     (13,474)
                                                          --------   --------   --------   ------------   -------------    --------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ..............................      8,949         --         --        (67,189)             --     (58,240)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ...............................      9,317         --         --        183,192              --     192,509
                                                          --------   --------   --------   ------------   -------------    --------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD .....................................   $ 18,266   $     --   $     --   $    116,003   $          --    $134,269
                                                          ========   ========   ========   ============   =============    ========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                               NOBLE        NOBLE         OTHER      CONSOLIDATING
                                                   NOBLE      HOLDING     DRILLING    SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                 ---------   ---------    --------    ------------   -----------     ---------
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income ................................... $     --    $     --    $  51,430    $   53,299     $  (53,299)     $   51,430
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ............       --          --        1,416        28,877             --          30,293
      Deferred income tax provision ............       --          --          876         6,061             --           6,937
      Deferred repair and maintenance
        amortization ...........................       --          --          195         6,137             --           6,332
      Loss on sales of marketable securities ...       --          --           --            25             --              25
      Equity in income of joint ventures .......       --          --           --          (391)            --            (391)
      Compensation expense from
        stock-based plans ......................       --          --        1,284            --             --           1,284
      Realized loss on impairment
        of investment ..........................       --          --           --         9,758             --           9,758
      Gain on sale of interest in deepwater
        exploration property ...................       --          --           --        (5,908)            --          (5,908)
      Equity earnings in affiliates ............       --          --      (53,299)           --         53,299              --
      Other ....................................       --          --          226         1,395             --           1,621
      Changes in current assets and
        liabilities, net of acquired
        working capital:
        Accounts receivable ....................       --          --           63        (4,714)            --          (4,651)
        Accounts receivable from affiliates ....       --          --       48,960            --        (48,960)             --
        Other current assets ...................       --          --       (4,594)      (13,021)            --         (17,615)
        Accounts payable .......................       --          --        2,710        (5,199)            --          (2,489)
        Accounts payable to affiliates .........       --          --           --       (48,960)        48,960              --
        Other current liabilities ..............       --          --       (6,150)       (5,785)            --         (11,935)
                                                 --------    --------    ---------    ----------     ----------      ----------
           Net cash provided by operating
             activities ........................       --          --       43,117        21,574             --          64,691
                                                 --------    --------    ---------    ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ....       --          --      (45,000)      (41,668)            --         (86,668)
  Other capital expenditures ...................       --          --       (1,212)      (21,167)            --         (22,379)
  Deferred repair and maintenance
    expenditures ...............................       --          --         (179)       (7,867)            --          (8,046)
  Proceeds from sales of property
    and equipment ..............................       --          --           --           306             --             306
  Proceeds from sale of interest in deepwater
    exploration property .......................       --          --           --         6,200             --           6,200
  Investments in and advances to joint
    ventures, net ..............................       --          --           --           918             --             918
  Investment in marketable securities ..........       --          --           --       (11,183)            --         (11,183)
  Proceeds from sales of marketable
    securities .................................       --          --           --         6,611             --           6,611
                                                 --------    --------    ---------    ----------     ----------      ----------
           Net cash used for investing
             activities ........................       --          --      (46,391)      (67,850)            --        (114,241)
                                                 --------    --------    ---------    ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ....................       --          --           --       (12,434)            --         (12,434)
  Proceeds from issuance of common
    stock, net .................................       --          --        2,642            --             --           2,642
  Proceeds from sales of put options on
    common stock ...............................       --          --        1,039            --             --           1,039
  Decrease in restricted cash ..................       --          --           --         2,123             --           2,123
                                                 --------    --------    ---------    ----------     ----------      ----------
           Net cash provided by (used for)
             financing activities...............       --          --        3,681       (10,311)            --          (6,630)
                                                 --------    --------    ---------    ----------     ----------      ----------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS .......................       --          --          407       (56,587)            --         (56,180)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ........................       --          --           --       236,709             --         236,709
                                                 --------    --------    ---------    ----------     ----------      ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD .............................. $     --    $     --    $     407    $  180,122     $       --      $  180,529
                                                 ========    ========    =========    ==========     ==========      ==========

                                                                       FORM 10-Q

NOTE 8 - SEGMENT AND RELATED INFORMATION

      We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include offshore contract drilling and engineering and consulting services. Although both of these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are different economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.

      Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East, Mexico and India. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment, as represented by our Noble Technology Services Division, provides drilling products and drilling related software programs, well site management, project management, technical services and operations support for our downhole technology tools.

      All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three months ended March 31, 2003 and 2002 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.

                                   INTERNATIONAL    DOMESTIC
THREE MONTHS ENDED:                  CONTRACT       CONTRACT    ENGINEERING
-------------------                  DRILLING       DRILLING    & CONSULTING
MARCH 31, 2003:                      SERVICES       SERVICES      SERVICES       OTHER        TOTAL
---------------                    -------------   ----------   ------------    --------    ----------
Revenues from external customers   $     164,618   $   58,477   $     11,512    $  8,473    $  243,080
Intersegment revenues ..........              --           --             --          --            --
Segment profit (loss) ..........          32,554        5,319         (1,315)      2,863        39,421
Total assets ...................       1,508,610    1,316,772         10,562     230,860     3,066,804

MARCH 31, 2002:
---------------
Revenues from external customers   $     152,447   $   76,297   $      3,362    $  9,628    $  241,734
Intersegment revenues ..........              --           --             21          --            21
Segment profit (loss) ..........          43,145       10,187           (269)     (1,632)       51,431
Total assets ...................       1,279,552    1,388,412         11,383     118,469     2,797,816

      The following table is a reconciliation of reportable segment profit to our consolidated totals for the three months ended March 31, 2003 and 2002 (in thousands).

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                       ------------------
                                        2003      2002
                                       -------   -------
Total profit for reportable segments   $36,558   $53,063
Elimination of intersegment profits         --        (1)
Other profit (loss) ................     2,863    (1,632)
                                       -------   -------
  Total consolidated net income ....   $39,421   $51,430
                                       =======   =======

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in United States tax laws, or the enactment of new United States tax laws, that may result in Noble being subject to taxation in the United States on its worldwide earnings, other material changes in the tax laws of the United States or other countries in which we operate which could increase our effective tax rate, volatility in crude oil and natural gas prices, the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets, potential deterioration in the demand for our drilling services and resulting declining dayrates, changes in our customers' drilling programs or budgets due to factors discussed herein or due to their own internal corporate events, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, intense competition in the drilling industry, changes in oil and gas drilling technology or in our competitors' drilling fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive, political and economic conditions in the United States and in international markets where we operate, acts of war or terrorism and the aftermath of the September 11, 2001 terrorist attacks on the United States, cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects, adverse weather (such as hurricanes or monsoons) and seas, operational risks (such as blowouts and fires), limitations on (and increased deductible amounts under) our insurance coverages, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-Q, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

      As used herein, unless otherwise required by the context, the term "Noble" refers to Noble Corporation and the terms "Company", "we", "our", and words of similar import refer to Noble and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

THE COMPANY

      We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 55 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of 13 semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 36 independent leg, cantilever jackup rigs includes 22 units that operate in water depths of 300 feet or greater, four of which operate in water depths of 360 feet or greater, and 11 units that operate in water depths up to 250 feet. In addition, our fleet includes three submersible drilling units. We also have options to purchase two additional premium, independent leg, cantilever jackup rigs capable of operating in 300 feet of water. Nine of our drilling units are capable of operating in harsh environments. Over 70 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, Mexico and India. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

      Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices

                                                                       FORM 10-Q

have significantly affected that level of activity. These prices are extremely volatile. Despite higher oil prices in the first quarter of 2003 as compared to the first quarter of 2002, drilling activity in many international markets, which are influenced more by oil prices than natural gas prices, were generally weaker in the recent quarter. We believe that operators in international markets were reluctant to increase drilling activity in the latter part of 2002 and first quarter of 2003, despite higher oil prices, due to the uncertainty surrounding the worldwide economy and the political unrest in the Middle East (including the prospect of and subsequent actual military action in Iraq), Nigeria and Venezuela, which contributed to the higher oil prices.

      Natural gas prices in the U.S. were also significantly higher during the first quarter of 2003 as compared to the first quarter of 2002 as inventory storage has fallen below average historical levels. The decline in natural gas inventory storage is attributable to reduced North American natural gas production and increased demand for natural gas this past winter due to temperatures that were colder than the previous winter. Despite the higher natural gas prices, operators on average have not increased offshore drilling activities. We believe this is due principally to the uncertainty surrounding the world economy. Drilling activity in the U.S. Gulf of Mexico has remained flat, which has resulted in continued depressed utilization rates and dayrates for drilling rigs in that region.

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

      In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      GENERAL

      Net income for the first quarter of 2003 (the "Current Quarter") was $39,421,000, or $0.30 per diluted share, on operating revenues of $243,080,000, compared to net income for the first quarter of 2002 (the "Comparable Quarter") of $51,430,000, or $0.39 per diluted share, on operating revenues of $241,734,000.

      RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

      The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2003 and 2002:

                     AVERAGE RIG
                   UTILIZATION (1)        OPERATING DAYS       AVERAGE DAYRATE
                --------------------    -------------------   -------------------
                 THREE MONTHS ENDED     THREE MONTHS ENDED    THREE MONTHS ENDED
                      MARCH 31,               MARCH 31,             MARCH 31,
                --------------------    -------------------   -------------------
                  2003        2002        2003       2002       2003       2002
                --------    --------    --------   --------   --------   --------
International         90%         93%      2,833      2,356   $ 56,444   $ 62,820
Domestic (2)          76%         74%        833      1,168   $ 67,780   $ 62,329

----------
(1) Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)   "Domestic" encompasses the U.S. Gulf of Mexico.

                                                                       FORM 10-Q

      INTERNATIONAL OPERATIONS

      The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the three months ended March 31, 2003 and 2002:

                                          REVENUES             GROSS MARGIN
                                    -------------------   -------------------
                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                          MARCH 31,             MARCH 31,
                                    -------------------   -------------------
                                      2003       2002       2003       2002
                                    --------   --------   --------   --------
                                                 (In thousands)
Contract drilling services ......   $159,907   $148,005   $ 67,417   $ 71,580
Reimbursables ...................      5,750      3,868        330        254
Labor contract drilling services       6,696      7,924        973      1,597
Engineering, consulting and other      2,100      2,773        274        994
                                    --------   --------   --------   --------
         Total ..................   $174,453   $162,570   $ 68,994   $ 74,425
                                    ========   ========   ========   ========

      OPERATING REVENUES. International contract drilling services revenues increased $11,902,000 due to additional operating days in Mexico and the Middle East, partially offset by lower utilization rates in West Africa and lower average dayrates in West Africa and the North Sea. The additional operating days in Mexico were attributable to the mobilization of four of our premium jackup units to Mexico from the U.S. Gulf of Mexico in the latter part of 2002. The additional operating days in the Middle East were attributable to the operations of the Trident III and Dhabi II jackups, which we purchased in December 2002. Labor contract drilling services revenues decreased $1,228,000 due to lower utilization on one of our North Sea labor contracts. International engineering, consulting and other revenues decreased $673,000 due to reduced activity on an engineering services engagement in the North Sea.

      GROSS MARGIN. International contract drilling services gross margin decreased $4,163,000 despite the higher revenue as the gross margin impact of the lower average dayrates in West Africa and the North Sea more than offset the impact of the additional operating days in Mexico and the Middle East. International labor contract drilling services gross margin decreased $624,000 due to lower utilization on one of our North Sea labor contracts. International engineering, consulting and other gross margin decreased $720,000 due to reduced activity on an engineering services engagement in the North Sea.

      DOMESTIC OPERATIONS

      The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the three months ended March 31, 2003 and 2002:

                                          REVENUES            GROSS MARGIN
                                    -------------------   --------------------
                                    THREE MONTHS ENDED     THREE MONTHS ENDED
                                          MARCH 31,             MARCH 31,
                                    -------------------   --------------------
                                      2003       2002       2003        2002
                                    --------   --------   --------    --------
                                                 (In thousands)
Contract drilling services ......   $ 56,461   $ 72,800   $ 25,104    $ 35,093
Reimbursables ...................     10,106      3,443        328         796
Engineering, consulting and other      2,060      2,921     (1,004)       (204)
                                    --------   --------   --------    --------
         Total ..................   $ 68,627   $ 79,164   $ 24,428    $ 35,685
                                    ========   ========   ========    ========

      OPERATING REVENUES. Domestic contract drilling services revenues decreased $16,339,000 due to lower average dayrates and utilization rates on our domestic deepwater semisubmersibles and fewer operating days on our domestic jackup rigs. However, the average dayrate for our overall domestic operations increased due to a greater proportion of this region's units being deepwater units, which had a higher average dayrate than the region's other units. The fewer operating days on our jackup rigs were attributable to the mobilization of four rigs from the U.S. Gulf of Mexico to Mexico in the latter part of 2002. Domestic engineering, consulting and other revenues decreased $861,000 due to fewer third-party engagements by our Maurer Technology Incorporated ("Maurer") subsidiary.

      GROSS MARGIN. Domestic contract drilling services gross margin decreased $9,989,000 due to lower average dayrates and utilization rates on our domestic deepwater semisubmersible rigs and fewer operating days on our domestic jackup rigs.

                                                                       FORM 10-Q

Domestic engineering, consulting and other gross margin decreased $800,000 due to fewer third-party engagements by Maurer and additional research and development expenditures by our Noble Engineering & Development Limited subsidiary.

      OTHER ITEMS

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $3,571,000 due to various capital upgrades to our rig fleet and depreciation on the Dhabi II and Trident III jackups, which were purchased in December 2002 and operated the entire Current Quarter.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2,950,000 due to costs incurred in the Comparable Quarter related to our corporate restructuring in 2002.

      INTEREST EXPENSE. Interest expense decreased $205,000 due to lower average balances of higher interest rate debt in the Current Quarter.

      OTHER, NET. Other, net decreased $246,000 due to lower interest income, which was attributable to a lower average yield earned on our cash balances and investments in marketable securities, and lower equity earnings from joint ventures in the Current Quarter. These were partially offset by additional income from working interests in producing deepwater exploration properties. The Comparable Quarter included a realized loss of $9,758,000 on an investment in marketable equity securities resulting from a decline in value considered by management to be permanent. This loss was partially offset by a gain during the Comparable Quarter of $5,908,000 on the sale of our five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs on this property.

      INCOME TAX PROVISION. Income tax provision decreased $5,341,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 11 percent in the Current Quarter compared to 17 percent in the Comparable Quarter. The lower effective tax rate in the Current Quarter was a result of our corporate restructuring, which became effective in April 2002, and a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW

      Our principal capital resource in the Current Quarter was net cash provided by operating activities of $43,130,000. At March 31, 2003, we had cash and cash equivalents of $134,269,000, $71,655,000 of marketable debt securities and $47,566,000 of funds available under our bank credit facility. We had working capital, including cash, of $177,798,000 and $184,983,000 at March 31, 2003 and December 31, 2002, respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 24 percent at March 31, 2003 from 25 percent at December 31, 2002.

      During the Current Quarter, the remaining 600,000 put options on our ordinary shares that we previously sold expired unexercised so that we no longer have any purchase requirement with regard to the shares represented by those options.

      CAPITAL EXPENDITURES

      Capital expenditures for the Current Quarter totaled $76,021,000, including capital upgrades to several acquired semisubmersibles of $60,188,000. Specifically, capital upgrade costs for the Noble Clyde Boudreaux, Noble Lorris Bouzigard and Noble Therald Martin were $17,065,000, $14,833,000 and $28,290,000, respectively, during the Current Quarter. As previously disclosed, the majority of the steel work has been carried out on the Noble Clyde Boudreaux's hull. A lay-up plan for suspension of the project has been initiated, with further structural work and installation of drilling equipment to be carried out pending a commitment from an operator. The upgrade to the Noble Lorris Bouzigard was completed and the unit commenced operations in the U.S. Gulf of Mexico during the Current Quarter. We expect to complete the upgrade project on the Noble Therald Martin during the second quarter of 2003. Deferred repair and maintenance expenditures totaled $6,226,000 for the Current Quarter. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2003 will aggregate approximately $210,000,000 and $45,000,000, respectively, including $125,000,000 for

                                                                       FORM 10-Q

acquisitions and related capital upgrades, which includes the exercise of options to purchase two additional jackup drilling rigs.

      In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of March 31, 2003, we had approximately $50,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2003 capital expenditure and deferred repair and maintenance amounts above.

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

      CREDIT FACILITIES AND LONG-TERM DEBT

      Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble, has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. As of March 31, 2003, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $27,434,000, respectively, under the Credit Agreement, with $47,566,000 remaining available thereunder. Additionally, as of March 31, 2003, we had other letters of credit and third-party corporate guarantees totaling $15,700,000, of which $3,300,000 is supported by a restricted cash deposit. We also had $31,057,000 of performance and customs bonds supported by surety bonds.

      At March 31, 2003, total long-term debt was $654,589,000, including current maturities of $76,008,000, compared to total long-term debt of $670,139,000, including current maturities of $80,577,000, at December 31, 2002.

      We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 expands existing accounting guidance and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The remaining provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Our adoption of these remaining provisions of FIN 45 on January 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

      During 2002, we adopted Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that "out-of-pocket" expenses incurred be included in direct costs and the reimbursements received from customers related to such expenses be included in operating revenues. Prior to EITF 01-14, we recorded reimbursements received from customers for "out-of-pocket" expenses as a reduction to the related direct cost to the extent of the amount of the expense. Any amount received in addition to the related expense was included in operating revenues. Pursuant to EITF 01-14, we have reclassified the reimbursements from customers that were recorded as a reduction to direct costs to operating revenues for all periods presented. The impact of adopting EITF 01-14 on operating revenues and direct costs was an increase of $6,261,000 for the Comparable Quarter. This adoption had no impact on operating income or net income.

                                                                       FORM 10-Q

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses or receive a majority of the variable interest entity's expected residual returns. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the first fiscal or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated results of operations, cash flows or financial position.

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

      We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At March 31, 2003, there were $125,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,250,000 change in interest expense on an annual basis.

      We conduct business internationally; however, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have any other significant assets, liabilities or financial instruments that are sensitive to foreign currency exchange rates.

                                                                       FORM 10-Q

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The annual general meeting of members of Noble was held in Houston, Texas, at 10:00 a.m., local time, on April 24, 2003.

      (b) Proxies were solicited by the Board of Directors of Noble pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected. The terms of Michael A. Cawley, Lawrence J. Chazen, Luke R. Corbett, Jack E. Little and William A. Sears, each an incumbent director, continued following the annual general meeting.

      (c) Out of a total of 133,578,905 ordinary shares of Noble outstanding and entitled to vote at the annual general meeting, 117,626,856 shares were present in person or by proxy, representing approximately 88 percent of the outstanding shares. The only matter voted on by members, as fully described in the proxy statement for the annual general meeting, was the election of directors to serve three-year terms on the Board of Directors of Noble. The results of voting were as follows:

                                                             Number of Shares
                Nominee           Number of Shares        WITHHOLDING AUTHORITY
            for Re-election    Voting FOR Re-election   to Vote for Re-election as
              as Director           as Director                  Director
            ----------------   ----------------------   --------------------------
            James C. Day                  114,628,339                    2,998,517
            Mark E. Leland                114,626,189                    3,000,667

      (d)   Inapplicable.

                                                                       FORM 10-Q

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

      (b)   Reports on Form 8-K

            We filed a Form 8-K on March 14, 2003, which included the First Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of March 12, 2003 as Exhibit 4.2.

            We furnished a Form 8-K on March 13, 2003, which included our Fleet Status Update as of March 13, 2003 as Exhibit 99.1.

            We furnished a Form 8-K on January 30, 2003, which included our press release dated January 30, 2003 as Exhibit 99.1, announcing financial results for the quarter ended and year ended December 31, 2002.

            We furnished a Form 8-K on January 23, 2003, which included our Fleet Status Update as of January 23, 2003 as Exhibit 99.1.

                                                                       FORM 10-Q

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NOBLE CORPORATION


      DATE: May 15, 2003        By: /s/ MARK A. JACKSON
                                    --------------------------------------------
                                    Mark A. Jackson,
                                    Senior Vice President - Finance,
                                    Chief Financial Officer,
                                    Treasurer, Controller and
                                    Assistant Secretary
                                    (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ MARK A. JACKSON
-------------------
Mark A. Jackson
Senior Vice President - Finance and Chief Financial Officer of Noble Corporation

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.1        Amendment No. 4 to the Noble Corporation 1992 Nonqualified Stock
            Option Plan for Non-Employee Directors dated as of April 24, 2003, and composite copy of the Plan through such Amendment.

10.2        Amendment to the Noble Corporation 1991 Stock Option and Restricted
            Stock Plan dated as of April 24, 2003, and composite copy of the Plan through such Amendment.

99.1        Statement of James C. Day Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2        Statement of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.