Form 10-K/A
period 2002-12-31
NOBLE CORP
filed 2003-06-27
CIK 1169055

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

                         COMMISSION FILE NUMBER: 0-13857

                                NOBLE CORPORATION
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                   98-0366361
 --------------------------------                     ---------------------
   (State or other jurisdiction                         (I.R.S. employer
 of incorporation or organization)                    identification number)

          13135 SOUTH DAIRY ASHFORD, SUITE 800, SUGAR LAND, TEXAS 77478
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100


           Securities registered pursuant to Section 12(b) of the Act:

ORDINARY SHARES, PAR VALUE $.10 PER SHARE          NEW YORK STOCK EXCHANGE
    PREFERRED SHARE PURCHASE RIGHTS                NEW YORK STOCK EXCHANGE
    -------------------------------                -----------------------
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

         Number of shares of Ordinary Shares outstanding as of March 6, 2003:
133,579,505

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 2003 annual meeting of members - Part III

         This Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") is being filed for the following purposes:


         (1) To file the financial statements required by Form 11-K for the fiscal year ended December 31, 2002 with respect to the Noble Drilling Corporation 401(k) Savings Plan (formerly named the Noble Drilling Corporation Thrift Plan) as Exhibit 99.3.


         (2) To amend Item 15 of the 2002 Form 10-K to reflect the filing herewith of new Exhibit 99.3. Item 15 is restated as set forth below.

         (3) To restate in its entirety the Index to Exhibits to the 2002 Form 10-K as set forth following the signature page, in order to reflect the inclusion therein, and the filing herewith, of new
              Exhibit 99.3.

         The 2002 Form 10-K is not being updated by this Amendment No. 1, except as specifically enumerated above.


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

         (3)  Exhibits:

              The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 2002, with respect to the Noble Drilling Corporation 401(k) Savings Plan are filed as Exhibit 99.3 hereto.

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


                                         NOBLE CORPORATION



         Date:  June 27, 2003            By:  /s/ JULIE J. ROBERTSON
                                            -----------------------------------
                                         Julie J. Robertson,
                                         Senior Vice President - Administration
                                         and Corporate Secretary

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                        EXHIBIT
--------------      -----------------------------------------------------------

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

    4.4 First Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of March 12, 2003 (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on March 14, 2003 and incorporated herein by reference).

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

    10.6* Amendment, effective as of May 1, 2002, to the Noble Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.1 to the Post-Effective Amendment No. 1 to the Registrant's Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

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

    21.1+           Subsidiaries of the Registrant.

    23.1+           Consent of PricewaterhouseCoopers LLP.

    23.2**          Consent of PricewaterhouseCoopers LLP.

    99.1+ Statement of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2+ Statement of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.3** Financial Statements required by Form 11-K for the fiscal year ended December 31, 2002 with respect to the Noble Drilling Corporation 401(k) Savings Plan (including consent of PricewaterhouseCoopers LLP regarding the incorporation by reference thereof).

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**    Filed with this Amendment No. 1.

+ This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.