Form 10-K/A
period 2002-12-31
NOBLE CORP
filed 2003-06-30
CIK 1169055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2



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

         Number of shares of Ordinary Shares outstanding as of March 6, 2003:
133,579,505

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 2003 annual meeting of members - Part III

         Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") was filed for the following purposes:



         (1) To file the financial statements required by Form 11-K for the fiscal year ended December 31, 2002 with respect to the Noble Drilling Corporation 401(k) Savings Plan (the "Plan") (formerly named the Noble Drilling Corporation Thrift Plan) as Exhibit 99.3.


         (2) To amend Item 15 of the 2002 Form 10-K to reflect the filing herewith of new Exhibit 99.3. Item 15 is restated as set forth below.

         (3) To restate in its entirety the Index to Exhibits to the 2002 Form 10-K as set forth following the signature page, in order to reflect the inclusion therein, and the filing herewith, of new
              Exhibit 99.3.

         This Amendment No. 2 to the 2002 Form 10-K is being filed to include certifications required under Section 906 of the Sarbanes-Oxley Act of 2002. These certifications relate specifically to the Plan.



         The 2002 Form 10-K is not being updated by Amendments No. 1 or No. 2, except as specifically enumerated above.


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

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 2002, with respect to the Noble Drilling Corporation 401(k) Savings Plan are filed as Exhibit 99.3 hereto. The certifications for the Plan required under Section 906 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 99.4 and 99.5 hereto.


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


                                         NOBLE CORPORATION



         Date:  June 30, 2003            By:  /s/ JULIE J. ROBERTSON
                                            -----------------------------------
                                         Julie J. Robertson,
                                         Senior Vice President - Administration
                                         and Corporate Secretary

                                 CERTIFICATIONS

I, James C. Day, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 2) (this "annual report") of Noble Corporation;

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

Date:  June 30, 2003

/s/ JAMES C. DAY
----------------
James C. Day

Chairman and Chief Executive Officer of Noble Corporation

I, Mark A. Jackson, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 2) (this "annual report") of Noble Corporation;

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

Date:  June 30, 2003

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


    99.4***         Statement of Julie J. Robertson Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



    99.5***         Statement of Tim S. Thomasson Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.


**    Filed with Amendment No. 1 and No. 2.



***   Filed with this Amendment No. 2.


+ This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.