Form 10-Q
period 2003-06-30
NOBLE CORP
filed 2003-08-13
CIK 1169055

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

     Number of Ordinary Shares outstanding as of August 5, 2003: 133,671,949 (Includes 1,727,045 shares held in a Rabbi Trust)

================================================================================

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                    2003                2002
                                                                                -------------      -------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................................     $     123,970      $     192,509
  Restricted cash..........................................................             7,191              8,668
  Investment in marketable securities......................................            68,212             72,957
  Accounts receivable......................................................           179,387            164,613
  Inventories..............................................................             3,844              3,628
  Prepaid expenses.........................................................            14,051              6,595
  Other current assets.....................................................            19,532             16,673
                                                                                -------------      -------------
Total current assets.......................................................           416,187            465,643
                                                                                -------------      -------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities........................................         3,275,573          3,153,509
  Other....................................................................            63,976             63,296
                                                                                -------------      -------------
                                                                                    3,339,549          3,216,805
  Accumulated depreciation.................................................          (815,518)          (745,762)
                                                                                -------------      -------------
                                                                                    2,524,031          2,471,043
                                                                                -------------      -------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES...............................            22,591             22,538
OTHER ASSETS...............................................................           135,125            106,490
                                                                                -------------      -------------
                                                                                $   3,097,934      $   3,065,714
                                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.....................................     $      71,371      $      80,577
  Accounts payable.........................................................            44,677             64,783
  Accrued payroll and related costs........................................            42,506             51,125
  Taxes payable............................................................            39,078             41,997
  Interest payable.........................................................             9,571             10,089
  Other current liabilities................................................            35,498             32,089
                                                                                -------------      -------------
Total current liabilities..................................................           242,701            280,660

LONG-TERM DEBT.............................................................           567,419            589,562
DEFERRED INCOME TAXES......................................................           209,024            206,351
OTHER LIABILITIES..........................................................             5,443              5,635
COMMITMENTS AND CONTINGENCIES..............................................                 -                  -
MINORITY INTEREST..........................................................            (5,937)            (5,704)
                                                                                -------------      -------------
                                                                                    1,018,650          1,076,504
                                                                                -------------      -------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share................................            13,366             13,353
  Capital in excess of par value...........................................           908,969            905,865
  Retained earnings........................................................         1,223,631          1,140,472
  Treasury stock, at cost..................................................           (50,085)           (51,317)
  Restricted stock (unearned compensation).................................           (10,276)           (12,871)
  Accumulated other comprehensive loss.....................................            (6,321)            (6,292)
                                                                                -------------      -------------
                                                                                    2,079,284          1,989,210
                                                                                -------------      -------------
                                                                                $   3,097,934      $   3,065,714
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

                                                                       FORM 10-Q



                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                    2003                  2002
                                                                                ------------         -------------

OPERATING REVENUES
  Contract drilling services...............................................     $    220,586         $     234,922
  Reimbursables............................................................           10,366                 7,248
  Labor contract drilling services.........................................            7,219                 6,735
  Engineering, consulting and other........................................            9,749                 4,740
                                                                                ------------         -------------
                                                                                     247,920               253,645
                                                                                ------------         -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services...............................................          123,091               121,161
  Reimbursables............................................................            9,572                 6,254
  Labor contract drilling services.........................................            5,878                 5,087
  Engineering, consulting and other........................................            7,503                 5,459
  Depreciation and amortization............................................           36,031                31,239
  Selling, general and administrative......................................            7,175                 6,171
                                                                                ------------         -------------
                                                                                     189,250               175,371
                                                                                ------------         -------------

OPERATING INCOME..........................................................            58,670                78,274

OTHER INCOME (EXPENSE)
  Interest expense........................................................           (10,348)              (10,591)
  Other, net..............................................................               822                 1,939
                                                                                ------------         -------------

INCOME BEFORE INCOME TAXES ...............................................            49,144                69,622
INCOME TAX PROVISION......................................................            (5,406)              (12,184)
                                                                                ------------         -------------

NET INCOME................................................................      $     43,738         $      57,438
                                                                                ============         =============

EARNINGS PER SHARE:
  Basic...................................................................      $       0.33         $        0.43
  Diluted.................................................................      $       0.33         $        0.43


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q


                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                    2003                  2002
                                                                                ------------         -------------

OPERATING REVENUES
  Contract drilling services...............................................     $    436,954         $     455,727
  Reimbursables............................................................           26,222                14,559
  Labor contract drilling services.........................................           13,915                14,659
  Engineering, consulting and other........................................           15,837                10,434
                                                                                ------------         -------------
                                                                                     492,928               495,379
                                                                                ------------         -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services...............................................          246,938               235,293
  Reimbursables............................................................           24,770                12,515
  Labor contract drilling services.........................................           11,601                11,414
  Engineering, consulting and other........................................           12,899                10,363
  Depreciation and amortization............................................           69,895                61,532
  Selling, general and administrative......................................           13,437                15,383
                                                                                ------------         -------------
                                                                                     379,540               346,500
                                                                                ------------         -------------

OPERATING INCOME..........................................................           113,388               148,879

OTHER INCOME (EXPENSE)
  Interest expense........................................................           (20,843)              (21,291)
  Other, net..............................................................               892                 3,677
                                                                                ------------         -------------

INCOME BEFORE INCOME TAXES ...............................................            93,437               131,265
INCOME TAX PROVISION......................................................           (10,278)              (22,397)
                                                                                ------------         -------------

NET INCOME................................................................      $     83,159         $     108,868
                                                                                ============         =============

EARNINGS PER SHARE:
  Basic...................................................................      $       0.63         $        0.82
  Diluted.................................................................      $       0.63         $        0.81


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q



                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                    2003                    2002
                                                                                -------------           ------------

NET INCOME.................................................................     $      43,738           $     57,438
                                                                                -------------           ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments...............................              (104)                   (74)
    Unrealized holding gain (loss) arising during period...................               228                   (338)
                                                                                -------------           ------------

    Other comprehensive income (loss)......................................               124                   (412)
                                                                                -------------           ------------

COMPREHENSIVE INCOME.......................................................     $      43,862           $     57,026
                                                                                =============           ============



                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                    2003                    2002
                                                                                -------------           ------------

NET INCOME.................................................................     $      83,159           $    108,868
                                                                                -------------           ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments...............................               151                    987
    Unrealized holding losses arising during period........................              (180)                  (383)
    Reclassification of realized loss for impairment of
      investment included in net income....................................                 -                  9,758
                                                                                -------------           ------------
    Other comprehensive income (loss)......................................               (29)                10,362
                                                                                -------------           ------------

COMPREHENSIVE INCOME.......................................................     $      83,130           $    119,230
                                                                                =============           ============




        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q



                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------------------
                                                                                     2003                 2002
                                                                                 --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................................     $       83,159     $       108,868
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization........................................             69,895              61,532
       Deferred income tax provision........................................              3,426              14,882
       Deferred repair and maintenance amortization.........................             15,763              13,383
       Loss on sales of marketable securities...............................                336                  71
       Equity in (income) loss of joint ventures............................               (341)               (586)
       Compensation expense from stock-based plans..........................              2,332               2,525
       Realized loss on impairment of investment............................                  -               9,758
       Gain on sale of interest in deepwater exploration property...........                  -              (5,908)
       Gain on sales of property and equipment..............................                  -                (359)
       Other................................................................               (964)              1,330
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable...............................................            (14,774)            (15,215)
          Other current assets..............................................            (12,802)             (8,512)
          Accounts payable..................................................            (20,095)              1,313
          Other current liabilities.........................................             (8,647)              3,318
                                                                                 --------------     ---------------
               Net cash provided by operating activities....................            117,288             186,400
                                                                                 --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades.................................           (120,326)           (136,159)
  Other capital expenditures................................................            (30,649)            (57,178)
  Deferred repair and maintenance expenditures..............................            (14,431)            (17,647)
  Proceeds from sales of property and equipment.............................                  -                 839
  Proceeds from sale of interest in deepwater exploration property..........                  -               6,200
  Investment in and advances to joint ventures, net.........................                287               2,001
  Investment in marketable securities.......................................            (53,700)            (27,810)
  Proceeds from sales of marketable securities..............................             59,771              12,955
                                                                                 --------------     ---------------
               Net cash used for investing activities.......................           (159,048)           (216,799)
                                                                                 --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt.................................................            (31,356)            (25,068)
  Proceeds from issuance of ordinary shares, net............................              3,100              12,395
  Proceeds from sales of put options on ordinary shares.....................                  -               1,880
  Decrease in restricted cash...............................................              1,477               2,175
                                                                                 --------------     ---------------
               Net cash used for financing activities.......................            (26,779)             (8,618)
                                                                                 --------------     ---------------

DECREASE IN CASH AND CASH EQUIVALENTS.......................................            (68,539)            (39,017)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................            192,509             236,709
                                                                                 --------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................................     $      123,970     $       197,692
                                                                                 ==============     ===============


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying consolidated financial statements of Noble Corporation ("Noble" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant transactions among Noble and its consolidated subsidiaries have been eliminated. Certain reclassifications have been made in the prior year consolidated financial statements to conform to the classifications used in the 2003 consolidated financial statements. These reclassifications have no impact on net income. (See "Accounting Pronouncements" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on reclassifications pursuant to Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.) The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble for the year ended December 31, 2002.

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


NOTE 2 - ACQUISITIONS

     In July 2003, we excercised our option to purchase the premium jackup drilling unit Trident XIX (renamed the Noble Gene House) from a subsidiary of Schlumberger for an exercise price of $25,200,000. In December 2002, we paid an option fee of $10,800,000 to the seller for the right to acquire the unit. This unit is being assimilated into our Middle East operations. We also have an option outstanding to purchase the premium jackup drilling unit Trident XVIII from a subsidiary of Schlumberger. We expect to exercise this option in the third quarter of 2003 for an exercise price of $32,900,000. In December 2002, we paid an option fee of $14,100,000 to the seller for the right to acquire the unit.

     In June 2003, we entered into option agreements with a subsidiary of A.P. Moeller that give us the right to acquire two premium jackup drilling units, the Maersk Viking and Maersk Valiant. Both units are currently operating offshore Iran. Our right to exercise the options and acquire the units will commence when the units have completed their current drilling contracts and have mobilized to United Arab Emirates territorial waters. We paid an aggregate of $28,200,000 in cash for the two options. If we exercise the options, we would pay an exercise price not to exceed an additional $65,800,000 to acquire both units. The amount of this aggregate exercise price is subject to reduction depending on the delivery date of the units.

                                                                       FORM 10-Q



NOTE 3 - STOCK-BASED COMPENSATION PLANS

     We have several stock-based compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Accordingly, no compensation expense was recognized in the three and six month periods ended June 30, 2003 and 2002 related to stock option awards.

     The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                   ------------------------------         ------------------------------
                                                        2003            2002                   2003            2002
                                                   -------------   --------------         --------------   -------------
Net income - as reported.........................  $      43,738   $       57,438         $       83,159   $     108,868
Compensation expense, net of tax - pro forma.....         (4,012)          (4,035)                (7,964)         (8,019)
                                                   -------------   --------------         --------------   -------------
Net income - pro forma...........................  $      39,726   $       53,403         $       75,195   $     100,849
                                                   =============   ==============         ==============   =============

Earnings per share:
  Basic - as reported............................  $        0.33   $         0.43         $         0.63   $        0.82
  Basic - pro forma..............................  $        0.30   $         0.40         $         0.57   $        0.76

  Diluted - as reported..........................  $        0.33   $         0.43         $         0.63   $        0.81
  Diluted - pro forma............................  $        0.30   $         0.40         $         0.57   $        0.75


NOTE 4 - EARNINGS PER SHARE

     The following table reconciles the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                                      NET            BASIC          BASIC         DILUTED        DILUTED
THREE MONTHS ENDED:                                  INCOME         SHARES           EPS          SHARES           EPS
-------------------                               -----------    -----------     -----------    -----------   ----------

JUNE 30, 2003...............................      $    43,738        131,880     $      0.33        132,885   $     0.33
JUNE 30, 2002...............................      $    57,438        132,507     $      0.43        134,132   $     0.43

SIX MONTHS ENDED:
-----------------

JUNE 30, 2003...............................      $    83,159        131,832     $      0.63        132,932   $     0.63
JUNE 30, 2002...............................      $   108,868        132,289     $      0.82        133,712   $     0.81




     Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,005,000 shares and 1,625,000 shares for the three month periods ended June 30, 2003 and 2002, respectively, and 1,100,000 shares and 1,423,000 shares for the six month periods ended June 30, 2003 and 2002, respectively. The computation of diluted earnings per share for the three month and six month periods ended June 30, 2003 and 2002 did not include options to purchase 1,842,295 and 1,873,598 ordinary shares, respectively, because the options' exercise prices were greater than the average market price of the ordinary shares.


NOTE 5 - MARKETABLE SECURITIES

     As of June 30, 2003, we owned marketable equity securities with a fair market value of $8,800,000, of which $8,646,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at June 30, 2003 at their fair value.

                                                                       FORM 10-Q



The remaining investment in marketable equity securities, with a fair market value of $154,000 at June 30, 2003, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. As of June 30, 2003, we also owned marketable debt securities with a fair market value of $59,566,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at June 30, 2003 at their fair market value.


NOTE 6 - CREDIT FACILITIES

     Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble, has an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation ("Noble Holding"), unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of June 30, 2003, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $25,099,000, respectively, under the Credit Agreement, with $49,901,000 remaining available thereunder. Additionally, as of June 30, 2003, we had other letters of credit and third-party corporate guarantees totaling $16,154,000, of which $3,300,000 is supported by a restricted cash deposit. We also had $40,402,000 of performance and customs bonds supported by surety bonds.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of June 30, 2003, we had approximately $35,000,000 of outstanding purchase commitments related to these projects.


NOTE 8 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

     Noble and Noble Holding are guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at June 30, 2003 were $149,939,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

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

                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                               NOBLE
                                                              HOLDING         NOBLE
                                                NOBLE       (SUBSIDIARY      DRILLING      OTHER         CONSOLIDATING
ASSETS                                       (GUARANTOR)     GUARANTOR)      (ISSUER)   SUBSIDIARIES      ADJUSTMENTS      TOTAL
                                             ------------    -----------    ----------  -------------   -------------   -----------
CURRENT ASSETS
  Cash and cash equivalents...............   $     24,720   $         -   $          -  $      99,250   $           -   $   123,970
  Restricted cash.........................              -             -              -          7,191               -         7,191
  Investment in marketable securities.....         17,685             -              -         50,527                        68,212
  Accounts receivable.....................              -             -          3,051        176,336                       179,387
  Inventories.............................              -             -              -          3,844                         3,844
  Prepaid expenses........................              -             -            999         13,052                        14,051
  Accounts receivable from affiliates.....              -             -        522,477              -        (522,477)            -
  Other current assets....................         25,325             -          1,862         19,526         (27,181)       19,532
                                             ------------   -----------   ------------  -------------   -------------   -----------
Total current assets......................         67,730             -        528,389        369,726        (549,658)      416,187
                                             ------------   -----------   ------------  -------------   -------------   -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities.......              -             -         90,074      3,185,499               -     3,275,573
  Other...................................              -             -              -         63,976               -        63,976
                                             ------------   -----------   ------------  -------------   -------------   -----------
                                                        -             -         90,074      3,249,475               -     3,339,549
 Accumulated depreciation.................              -             -        (45,670)      (769,848)              -      (815,518)
                                             ------------   -----------   ------------  -------------   -------------   -----------
                                                        -             -         44,404      2,479,627               -     2,524,031
                                             ------------   -----------   ------------  -------------   -------------   -----------

NOTES RECEIVABLE FROM AFFILIATES..........        520,974             -        169,159              -        (690,133)            -
INVESTMENTS IN AFFILIATES.................      1,503,172     1,789,458      1,561,206              -      (4,853,836)            -
INVESTMENT IN AND ADVANCES
   TO JOINT VENTURES......................              -             -              -         22,591               -        22,591
OTHER ASSETS..............................              -             -          6,818        128,307               -       135,125
                                             ------------   -----------   ------------  -------------   -------------   -----------
                                             $  2,091,876   $ 1,789,458   $  2,309,976  $   3,000,251   $  (6,093,627)  $ 3,097,934
                                             ============   ===========   ============  =============   =============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt....   $          -   $    17,128   $          -  $      71,371   $     (17,128)  $    71,371
  Accounts payable........................              -             -          1,043         43,634               -        44,677
  Accrued payroll and related costs.......              -             -         10,610         31,896               -        42,506
  Taxes payable...........................            242        (8,563)             -         47,399               -        39,078
  Interest payable........................              -         8,193          7,939          3,492         (10,053)        9,571
  Accounts payable to affiliates..........         12,348        49,047              -        461,082        (522,477)            -
  Other current liabilities...............              2             -            818         34,678               -        35,498
                                              -----------   -----------   ------------  -------------   -------------   -----------
Total current liabilities.................         12,592        65,805         20,410        693,552        (549,658)      242,701

LONG-TERM DEBT............................              -             -        476,634         90,785               -       567,419
NOTES PAYABLE TO AFFILIATES...............              -       520,974              -        169,159        (690,133)            -
DEFERRED INCOME TAXES.....................              -             -         18,185        190,839               -       209,024
OTHER LIABILITIES.........................              -             -          5,289            154               -         5,443
COMMITMENTS AND CONTINGENCIES.............              -             -              -              -               -             -
MINORITY INTEREST.........................              -             -              -         (5,937)              -        (5,937)
                                             ------------   -----------   ------------  -------------   -------------   -----------
                                                   12,592       586,779        520,518      1,138,552      (1,239,791)    1,018,650
                                             ------------   -----------   ------------  -------------   -------------   -----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per
    share.................................         13,366             -              -              -               -        13,366
  Capital in excess of par value..........        908,969       870,744        870,744        693,687      (2,435,175)      908,969
  Retained earnings.......................      1,223,631       331,935        918,714      1,174,333      (2,424,982)    1,223,631
  Treasury stock, at cost.................        (50,085)            -              -              -               -       (50,085)
  Restricted stock (unearned compensation)        (10,276)            -              -              -               -       (10,276)
  Accumulated other comprehensive loss....         (6,321)            -              -         (6,321)          6,321        (6,321)
                                             ------------   -----------   ------------  -------------   -------------   -----------
                                                2,079,284     1,202,679      1,789,458      1,861,699      (4,853,836)    2,079,284
                                             ------------   -----------   ------------  -------------   -------------   -----------
                                             $  2,091,876   $ 1,789,458   $  2,309,976  $   3,000,251   $  (6,093,627)  $ 3,097,934
                                             ============   ===========   ============  =============   =============   ===========

                                                                       FORM 10-Q




                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (In thousands)
                                   (Unaudited)


                                                             NOBLE
                                                            HOLDING         NOBLE
                                               NOBLE      (SUBSIDIARY      DRILLING         OTHER        CONSOLIDATING
ASSETS                                      (GUARANTOR)    GUARANTOR)      (ISSUER)      SUBSIDIARIES     ADJUSTMENTS     TOTAL
                                            ------------   -----------   -------------   ------------    -------------   ---------
CURRENT ASSETS
  Cash and cash equivalents..............   $      9,317   $         -   $          -    $    183,192    $          -    $  192,509
  Restricted cash........................              -             -              -           8,668               -         8,668
  Investment in marketable securities....          6,827             -              -          66,130               -        72,957
  Accounts receivable....................              -             -          1,373         163,240               -       164,613
  Inventories............................              -             -              -           3,628               -         3,628
  Prepaid expenses.......................              -             -            259           6,336               -         6,595
  Accounts receivable from affiliates....              -             -        644,412               -        (644,412)            -
  Other current assets...................         16,417             -              -          16,645         (16,389)       16,673
                                            ------------   -----------   ------------    ------------    ------------   -----------
Total current assets.....................         32,561             -        646,044         447,839        (660,801)      465,643
                                            ------------   -----------   ------------    ------------    ------------   -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities......              -             -        118,684       3,034,825               -     3,153,509
  Other..................................              -             -              -          63,296               -        63,296
                                            ------------   -----------   ------------    ------------    ------------  - ----------
                                                       -             -        118,684       3,098,121               -     3,216,805
  Accumulated depreciation...............              -             -        (61,028)       (684,734)              -      (745,762)
                                            ------------   -----------   ------------    ------------    ------------   -----------
                                                       -             -         57,656       2,413,387               -     2,471,043
                                            ------------   -----------   ------------    ------------    ------------   -----------

NOTES RECEIVABLE FROM AFFILIATES.........        529,772             -         44,159               -        (573,931)            -
INVESTMENTS IN AFFILIATES................      1,443,034     1,700,021      1,462,263               -      (4,605,318)            -
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES.......................              -             -              -          22,538               -        22,538
OTHER ASSETS.............................              -             -          5,312         101,178               -       106,490
                                            ------------   -----------   ------------    ------------    ------------   -----------
                                            $  2,005,367   $ 1,700,021   $  2,215,434    $  2,984,942    $ (5,840,050)  $ 3,065,714
                                            ============   ===========   ============    ============    ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt...   $          -   $    16,389   $          -    $     80,577    $    (16,389)  $    80,577
  Accounts payable.......................              -             -          1,019          63,764               -        64,783
  Accrued payroll and related costs......              -             -          8,475          42,650               -        51,125
  Taxes payable..........................             48             -              -          41,949               -        41,997
  Interest payable.......................              -             -          7,708           2,381               -        10,089
  Accounts payable to affiliates.........         16,109        24,713              -         603,590        (644,412)            -
  Other current liabilities..............              -             -             18          32,071               -        32,089
                                            ------------   -----------   ------------    ------------    ------------   -----------
Total current liabilities................         16,157        41,102         17,220         866,982        (660,801)      280,660

LONG-TERM DEBT...........................              -             -        476,629         112,933               -       589,562
NOTES PAYABLE TO AFFILIATES..............              -       529,772              -          44,159        (573,931)            -
DEFERRED INCOME TAXES....................              -             -         16,070         190,281               -       206,351
OTHER LIABILITIES........................              -             -          5,494             141               -         5,635
COMMITMENTS AND CONTINGENCIES............              -             -              -               -               -             -
MINORITY INTEREST........................              -             -              -          (5,704)              -        (5,704)
                                            ------------   -----------   ------------    ------------    ------------   -----------
                                                  16,157       570,874        515,413       1,208,792      (1,234,732)    1,076,504
                                            ------------   -----------   ------------    ------------    ------------   -----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per
     share..  ..........................          13,353             -              -               -               -        13,353
  Capital in excess of par value........         905,865       870,744        870,744         693,687      (2,435,175)      905,865
  Retained earnings.....................       1,140,472       258,403        829,277       1,088,755      (2,176,435)    1,140,472
  Treasury stock, at cost...............         (51,317)            -              -               -               -       (51,317)
  Restricted stock
    (unearned compensation).............         (12,871)            -              -               -               -       (12,871)
  Accumulated other comprehensive loss..          (6,292)            -              -          (6,292)          6,292        (6,292)
                                            ------------   -----------   ------------    ------------    ------------   -----------
                                               1,989,210     1,129,147      1,700,021       1,776,150      (4,605,318)    1,989,210
                                            ------------   -----------   ------------    ------------    ------------   -----------
                                            $  2,005,367   $ 1,700,021   $  2,215,434    $  2,984,942    $ (5,840,050)  $ 3,065,714
                                            ============   ===========   ============    ============    ============   ===========


                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                               NOBLE
                                                              HOLDING      NOBLE
                                                NOBLE      (SUBSIDIARY    DRILLING         OTHER        CONSOLIDATING
                                             (GUARANTOR)    GUARANTOR)    (ISSUER)      SUBSIDIARIES     ADJUSTMENTS      TOTAL
                                             ------------  -----------  ------------   -------------   --------------  -----------
OPERATING REVENUES
  Contract drilling services................ $          -   $        -  $      4,434   $     216,152   $           -  $   220,586
  Reimbursables.............................            -            -            49          10,317               -       10,366
  Labor contract drilling services..........            -            -             -           7,219               -        7,219
  Engineering, consulting and other.........            -            -             -           9,749               -        9,749
                                             ------------  -----------  ------------   -------------   -------------  -----------
                                                        -            -         4,483         243,437               -      247,920
                                             ------------  -----------  ------------   -------------   -------------  -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services................           (7)           1         2,052         121,045               -      123,091
  Reimbursables.............................            -            -            49           9,523               -        9,572
  Labor contract drilling services..........            -            -             -           5,878               -        5,878
  Engineering, consulting and other.........            -            -             -           7,503               -        7,503
  Depreciation and amortization.............            -            -           900          35,131               -       36,031
  Selling, general and administrative.......          (20)           -           341           6,854               -        7,175
                                             ------------  -----------  ------------   -------------   -------------  -----------
                                                      (27)           1         3,342         185,934               -      189,250
                                             ------------  -----------  ------------   -------------   -------------  -----------

OPERATING (LOSS) INCOME.....................           27           (1)        1,141          57,503               -       58,670

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)       32,136       48,816        50,960               -        (131,912)           -
  Interest expense..........................            -      (12,254)       (6,957)         (5,251)         14,114      (10,348)
  Other, net................................       12,310            -         2,518             108         (14,114)         822
                                             ------------  -----------  ------------   -------------   -------------  -----------

INCOME BEFORE INCOME TAXES .................       44,473       36,561        47,662          52,360        (131,912)      49,144
INCOME TAX BENEFIT (PROVISION)..............         (735)       4,289         1,154         (10,114)              -       (5,406)
                                             ------------  -----------  ------------   -------------   -------------  -----------

NET INCOME.................................. $     43,738  $    40,850  $     48,816   $      42,246   $    (131,912) $    43,738
                                             ============  ===========  ============   =============   =============  ===========


                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)


                                                                 NOBLE
                                                                HOLDING        NOBLE
                                                   NOBLE      (SUBSIDIARY    DRILLING       OTHER      CONSOLIDATING
                                                (GUARANTOR)   GUARANTOR)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                -----------   ----------   ------------  ------------  ------------    ---------
OPERATING REVENUES
  Contract drilling services ................    $      --     $      --    $   2,841     $ 232,081     $      --     $ 234,922
  Reimbursables .............................           --            --           --         7,248            --         7,248
  Labor contract drilling services ..........           --            --           --         6,735            --         6,735
  Engineering, consulting and other .........           --            --           69         4,740           (69)        4,740
                                                 ---------     ---------    ---------     ---------     ---------     ---------
                                                        --            --        2,910       250,804           (69)      253,645
                                                 ---------     ---------    ---------     ---------     ---------     ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ................           59            --        2,628       118,543           (69)      121,161
  Reimbursables .............................           --            --           --         6,254            --         6,254
  Labor contract drilling services ..........           --            --           --         5,087            --         5,087
  Engineering, consulting and other .........           --            --           --         5,459            --         5,459
  Depreciation and amortization .............           --            --        1,428        29,811            --        31,239
  Selling, general and administrative .......          754            --         (630)        6,047            --         6,171
                                                 ---------     ---------    ---------     ---------     ---------     ---------
                                                       813            --        3,426       171,201           (69)      175,371
                                                 ---------     ---------    ---------     ---------     ---------     ---------
OPERATING (LOSS) INCOME .....................         (813)           --         (516)       79,603            --        78,274

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)        58,251        58,251       62,313            --      (178,815)           --
  Interest expense ..........................           --            --       (6,482)       (4,109)           --       (10,591)
  Other, net ................................           --            --          748         1,191            --         1,939
                                                 ---------     ---------    ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES ..................       57,438        58,251       56,063        76,685      (178,815)       69,622
INCOME TAX BENEFIT (PROVISION) ..............           --            --        2,188       (14,372)           --       (12,184)
                                                 ---------     ---------    ---------     ---------     ---------     ---------
NET INCOME ..................................    $  57,438     $  58,251    $  58,251     $  62,313     $(178,815)    $  57,438
                                                 =========     =========    =========     =========     =========     =========


                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (In thousands)
                                   (Unaudited)


                                                                 NOBLE
                                                                HOLDING        NOBLE
                                                   NOBLE      (SUBSIDIARY    DRILLING       OTHER      CONSOLIDATING
                                                (GUARANTOR)   GUARANTOR)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                -----------   ----------   ------------  ------------  ------------    ---------
OPERATING REVENUES
  Contract drilling services ................    $      --     $      --     $   4,515     $ 432,439     $      --     $ 436,954
  Reimbursables .............................           --            --           267        25,955            --        26,222
  Labor contract drilling services ..........           --            --            --        13,915            --        13,915
  Engineering, consulting and other .........           --            --            --        15,837            --        15,837
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                        --            --         4,782       488,146            --       492,928
                                                 ---------     ---------     ---------     ---------     ---------     ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ................          (13)            1         4,649       242,301            --       246,938
  Reimbursables .............................           --            --           267        24,503            --        24,770
  Labor contract drilling services ..........           --            --            --        11,601            --        11,601
  Engineering, consulting and other .........           --            --            --        12,899            --        12,899
  Depreciation and amortization .............           --            --         1,917        67,978            --        69,895
  Selling, general and administrative .......           71            --           530        12,836            --        13,437
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                        58             1         7,363       372,118            --       379,540
                                                 ---------     ---------     ---------     ---------     ---------     ---------
OPERATING (LOSS) INCOME .....................          (58)           (1)       (2,581)      116,028            --       113,388

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)        60,138        89,437        98,943            --      (248,518)           --
  Interest expense ..........................           --       (24,467)      (13,945)       (8,758)       26,327       (20,843)
  Other, net ................................       24,547            --         1,902           770       (26,327)          892
                                                 ---------     ---------     ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES ..................       84,627        64,969        84,319       108,040      (248,518)       93,437
INCOME TAX BENEFIT (PROVISION) ..............       (1,468)        8,563         5,118       (22,491)           --       (10,278)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
NET INCOME ..................................    $  83,159     $  73,532     $  89,437     $  85,549     $(248,518)    $  83,159
                                                 =========     =========     =========     =========     =========     =========


                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)


                                                                 NOBLE
                                                                HOLDING        NOBLE
                                                   NOBLE      (SUBSIDIARY    DRILLING       OTHER      CONSOLIDATING
                                                (GUARANTOR)   GUARANTOR)     (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                -----------   ----------   ------------  ------------  ------------    ---------
OPERATING REVENUES
  Contract drilling services ................    $      --     $      --    $   5,834     $ 449,893     $      --     $ 455,727
  Reimbursables .............................           --            --           --        14,559            --        14,559
  Labor contract drilling services ..........           --            --           --        14,659            --        14,659
  Engineering, consulting and other .........           --            --          138        10,434          (138)       10,434
                                                 ---------     ---------    ---------     ---------     ---------     ---------
                                                        --            --        5,972       489,545          (138)      495,379
                                                 ---------     ---------    ---------     ---------     ---------     ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ................           59            --        5,032       230,340          (138)      235,293
  Reimbursables .............................           --            --           --        12,515            --        12,515
  Labor contract drilling services ..........           --            --           --        11,414            --        11,414
  Engineering, consulting and other .........           --            --           --        10,363            --        10,363
  Depreciation and amortization .............           --            --        2,844        58,688            --        61,532
  Selling, general and administrative .......          754            --         (572)       15,201            --        15,383
                                                 ---------     ---------    ---------     ---------     ---------     ---------
                                                       813            --        7,304       338,521          (138)      346,500
                                                 ---------     ---------    ---------     ---------     ---------     ---------
OPERATING (LOSS) INCOME .....................         (813)           --       (1,332)      151,024            --       148,879

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)       109,681       109,681      115,612            --      (334,974)           --
  Interest expense ..........................           --            --      (12,964)       (8,327)           --       (21,291)
  Other, net ................................           --            --        5,171        (1,494)           --         3,677
                                                 ---------     ---------    ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES ..................      108,868       109,681      106,487       141,203      (334,974)      131,265
INCOME TAX BENEFIT (PROVISION) ..............           --            --        3,194       (25,591)           --       (22,397)
                                                 ---------     ---------    ---------     ---------     ---------     ---------

NET INCOME ..................................    $ 108,868     $ 109,681    $ 109,681     $ 115,612     $(334,974)    $ 108,868
                                                 =========     =========    =========     =========     =========     =========


                                                                       FORM 10-Q


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                        NOBLE
                                                                       HOLDING       NOBLE
                                                          NOBLE      (SUBSIDIARY   DRILLING      OTHER     CONSOLIDATING
                                                       (GUARANTOR)   GUARANTOR)    (ISSUER)   SUBSIDIARIES  ADJUSTMENTS    TOTAL
                                                       -----------   ----------   ----------- ------------ ------------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................   $  83,159    $  73,532    $  89,437    $  85,549    $(248,518)   $  83,159
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ................          --           --        1,917       67,978           --       69,895
      Deferred income tax provision ................          --           --        2,115        1,311           --        3,426
      Deferred repair and maintenance amortization .          --           --          339       15,424           --       15,763
      Loss on sales of marketable securities .......          --           --           --          336           --          336
      Equity in income of joint ventures ...........          --           --           --         (341)          --         (341)
      Compensation expense from stock-based plans ..       2,332           --           --           --           --        2,332
      Equity earnings in affiliates ................     (60,138)     (89,437)     (98,943)          --      248,518           --
      Other ........................................          --           --       (1,711)         747           --         (964)
      Changes in current assets and liabilities,
       net of acquired working capital:
        Accounts receivable ........................          --           --       (1,678)     (13,096)          --      (14,774)
        Accounts receivable from affiliates ........          --           --       23,966           --      (23,966)          --
        Other current assets .......................      (8,908)          --       (2,602)      (1,292)          --      (12,802)
        Accounts payable ...........................          --           --           24      (20,119)          --      (20,095)
        Accounts payable to affiliates .............      (4,338)      16,275           --      (35,903)      23,966           --
        Other current liabilities ..................         196         (370)       3,166      (11,639)          --       (8,647)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
           Net cash provided by operating activities      12,303           --       16,030       88,955           --      117,288
                                                       ---------    ---------    ---------    ---------    ---------    ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ........          --           --           --     (120,326)          --     (120,326)
  Other capital expenditures .......................          --           --       (5,675)     (24,974)          --      (30,649)
  Deferred repair and maintenance expenditures .....          --           --       (1,355)     (13,076)          --      (14,431)
  Investment in and advances to joint venture, net .          --           --           --          287           --          287
  Investment in marketable securities ..............          --           --      (32,000)     (21,700)          --      (53,700)
  Proceeds from sales of marketable securities .....          --           --       23,000       36,771           --       59,771
                                                       ---------    ---------    ---------    ---------    ---------    ---------
           Net cash used for investing activities ..          --           --      (16,030)    (143,018)          --     (159,048)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ........................          --           --           --      (31,356)          --      (31,356)
  Proceeds from issuance of ordinary shares, net ...       3,100           --           --           --           --        3,100
  Decrease in restricted cash ......................          --           --           --        1,477           --        1,477
                                                       ---------    ---------    ---------    ---------    ---------    ---------
           Net cash provided by (used for)
               financing activities ................       3,100           --           --      (29,879)          --      (26,779)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...........................      15,403           --           --      (83,942)          --      (68,539)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ............................       9,317           --           --      183,192           --      192,509
                                                       ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD ..................................   $  24,720    $      --    $      --    $  99,250    $      --    $ 123,970
                                                       =========    =========    =========    =========    =========    =========



                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                        NOBLE
                                                                       HOLDING       NOBLE
                                                           NOBLE     (SUBSIDIARY   DRILLING      OTHER     CONSOLIDATING
                                                        (GUARANTOR)  GUARANTOR)    (ISSUER)   SUBSIDIARIES  ADJUSTMENTS   TOTAL
                                                        -----------  ----------  ------------ ------------  ----------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................  $ 108,868   $ 109,681   $ 109,681   $ 115,612      $(334,974)  $ 108,868
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization ...................         --          --       2,844      58,688             --      61,532
      Deferred income tax provision ...................         --          --         422      14,460             --      14,882
      Deferred repair and maintenance amortization ....         --          --         361      13,022             --      13,383
      Loss on sales of marketable securities ..........         --          --          --          71             --          71
      Equity in income of joint ventures ..............         --          --          --        (586)            --        (586)
      Compensation expense from stock-based plans .....        813          --       1,670          42             --       2,525
      Realized loss on impairment of investment .......         --          --          --       9,758             --       9,758
      Gain on sale of interest in deepwater
       exploration property ...........................         --          --          --      (5,908)            --      (5,908)
      Gain on sales of property and equipment .........         --          --          --        (359)            --        (359)
      Equity earnings in affiliates ...................   (109,681)   (109,681)   (115,612)         --        334,974          --
      Other ...........................................         --          --          96       1,234             --       1,330
      Changes in current assets and liabilities,
       net of acquired working capital: ...............         --          --
        Accounts receivable ...........................         --          --          20     (15,235)            --     (15,215)
        Accounts receivable from affiliates ...........     (4,044)         --      37,873          --        (33,829)         --
        Other current assets ..........................         --          --      (4,707)     (3,805)            --      (8,512)
        Accounts payable ..............................         --          --       2,106        (793)            --       1,313
        Accounts payable to affiliates ................         --          --          --     (33,829)        33,829          --
        Other current liabilities .....................         --          --       1,950       1,368             --       3,318
                                                         ---------   ---------   ---------   ---------      ---------   ---------
           Net cash (used for) provided by
             operating activities .....................     (4,044)         --      36,704     153,740             --     186,400
                                                         ---------   ---------   ---------   ---------      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ...........         --          --     (45,000)    (91,159)            --    (136,159)
  Other capital expenditures ..........................         --          --      (1,464)    (55,714)            --     (57,178)
  Deferred repair and maintenance expenditures ........         --          --        (371)    (17,276)            --     (17,647)
  Proceeds from sales of property and equipment .......         --          --          --         839             --         839
  Proceeds from sale of interest in deepwater
    exploration property ..............................         --          --          --       6,200             --       6,200
  Investments in and advances to joint ventures, net ..         --          --          --       2,001             --       2,001
  Investment in marketable securities .................         --          --          --     (27,810)            --     (27,810)
  Proceeds from sales of marketable securities ........         --          --          --      12,955             --      12,955
                                                         ---------   ---------   ---------   ---------      ---------   ---------
           Net cash used for investing activities .....         --          --     (46,835)   (169,964)            --    (216,799)
                                                         ---------   ---------   ---------   ---------      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ...........................         --          --          --     (25,068)            --     (25,068)
  Proceeds from issuance of ordinary shares, net ......      3,303          --       9,092          --             --      12,395
  Proceeds from sales of put options on ordinary shares        841          --       1,039          --             --       1,880
  Decrease in restricted cash .........................         --          --          --       2,175             --       2,175
                                                         ---------   ---------   ---------   ---------      ---------   ---------
           Net cash provided by (used for)
             financing activities .....................      4,144          --      10,131     (22,893)            --      (8,618)
                                                         ---------   ---------   ---------   ---------      ---------   ---------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ..............................        100          --          --     (39,117)            --     (39,017)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ...............................         --          --          --     236,709             --     236,709
                                                         ---------   ---------   ---------   ---------      ---------   ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD .....................................  $     100   $      --   $      --   $ 197,592      $      --   $ 197,692
                                                         =========   =========   =========   =========      =========   =========


                                                                       FORM 10-Q

NOTE 9 - SEGMENT AND RELATED INFORMATION

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

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and six months ended June 30, 2003 and 2002 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.


                                      INTERNATIONAL     DOMESTIC
THREE MONTHS ENDED:                     CONTRACT        CONTRACT       ENGINEERING
-------------------                     DRILLING        DRILLING      & CONSULTING
JUNE 30, 2003:                          SERVICES        SERVICES        SERVICES         OTHER            TOTAL
--------------                       --------------   ------------    ------------     ----------       ----------
Revenues from external customers      $  165,390      $   68,065      $    6,364       $    8,101       $  247,920
Intersegment revenues ..........              --              --              --               --               --
Segment net income (loss) ......          35,859           9,900          (2,344)             323           43,738
Total assets ...................       1,521,419       1,317,977          12,371          246,167        3,097,934

JUNE 30, 2002:
--------------
Revenues from external customers      $  163,238      $   78,750      $    3,204       $    8,453       $  253,645
Intersegment revenues ..........              --              --             127               --              127
Segment net income (loss) ......          51,728           9,761            (777)          (3,287)          57,425
Total assets ...................       1,292,240       1,409,289          11,559          168,845        2,881,933


                                      INTERNATIONAL     DOMESTIC
SIX MONTHS ENDED:                       CONTRACT        CONTRACT       ENGINEERING
-----------------                       DRILLING        DRILLING      & CONSULTING
JUNE 30, 2003:                          SERVICES        SERVICES        SERVICES          OTHER           TOTAL
--------------                       --------------   ------------    ------------     -----------      ----------
Revenues from external customers      $  330,008      $  128,470      $   17,876       $   16,574       $  492,928
Intersegment revenues ..........              --              --              --               --               --
Segment net income (loss) ......          68,413          15,219          (3,659)           3,186           83,159

JUNE 30, 2002:
--------------
Revenues from external customers      $  315,685      $  155,047       $   6,566       $   18,081       $  495,379
Intersegment revenues ..........              --              --             148               --              148
Segment net income (loss) ......          94,873          19,948          (1,046)          (4,919)         108,856


                                                                       FORM 10-Q


     The following table is a reconciliation of reportable segment net income to our consolidated totals for the three and six months ended June 30, 2003 and 2002 (in thousands).


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                 ---------------------------          ---------------------------
                                                   2003              2002                2003             2002
                                                 ---------         ---------          ---------         ---------
Total net income for reportable segments         $  43,415         $  60,712          $  79,973         $ 113,775
Elimination of intersegment losses .....                --                13                 --                12
Other net income (loss) ................               323            (3,287)             3,186            (4,919)
                                                 ---------         ---------          ---------         ---------
  Total consolidated net income ........         $  43,738         $  57,438             83,159           108,868
                                                 =========         =========          =========         =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct.

         Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, changes in United States tax laws, or the enactment of new United States tax laws, that may result in Noble being subject to taxation in the United States on its worldwide earnings, other material changes in the tax laws, tax treaties or tax regulations, or the interpretation or enforcement thereof, in the United States or other countries in which we operate which could increase our effective tax rate; volatility in crude oil and natural gas prices; changes in our customers' drilling programs or budgets due to their own internal corporate events, changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as a general economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services; our inability to execute any of our business strategies; the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts; intense competition in the drilling industry; changes in the rate of economic growth in the U.S. or in other major international economics, political and economic conditions in the United States and in international markets where we operate; adverse weather (such as hurricanes or monsoons) and seas; operational risks (such as blowouts, fires and loss of production); changes in oil and gas drilling technology or in our competitors' drilling fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive; cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects; costs and effects of unanticipated legal and administrative proceedings; limitations on our insurance coverage or our inability to obtain or maintain insurance coverage at rates and with deductible amounts that we believe are commercially reasonable; the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets; potential deterioration in the demand for our drilling services and resulting declining dayrates; requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation); acts of war or terrorism; significant changes in trade, monetary or fiscal policies worldwide, including changes in interest rates; and currency fluctuations between the U.S. dollar and other currencies.

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

                                                                       FORM 10-Q

GENERAL

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


THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 56 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of 13 semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 37 independent leg, cantilever jackup rigs includes 23 units that operate in water depths of 300 feet or greater, four of which operate in water depths of 360 feet or greater, and 11 units that operate in water depths up to 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. In addition to the rigs in our fleet described above, we have purchased options to acquire three premium jackup rigs: the Trident XVIII, Maersk Valiant and Maersk Viking. Approximately 75 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, Mexico and India. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

         Demand for drilling services depends on the activity levels of our customers in the oil and gas industry. These activity levels are affected by a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers' expectations of higher prices results in a greater demand for our services. These prices are extremely volatile. Despite higher oil prices in the first six months of 2003 as compared to the first six months of 2002, drilling activity in many international markets, which are influenced more by oil prices than natural gas prices, was generally weaker in the second quarter of 2003 as compared to the second quarter of 2002. We believe that operators in international markets were reluctant to increase drilling activity in the latter part of 2002 and first six months of 2003, despite higher oil prices, due to the uncertainty surrounding the worldwide economy and the political unrest in the Middle East (including the prospect of and subsequent actual military action in Iraq) and Nigeria, which contributed to the higher oil prices.

         Natural gas prices in the U.S. were also significantly higher during the first six months of 2003 as compared to the first six months of 2002, as inventory storage has fallen below average historical levels. The decline in natural gas inventory storage is attributable to reduced North American natural gas production and increased demand for natural gas this past winter due to temperatures that were generally colder than the previous winter. Despite the higher natural gas prices, operators on average have not increased offshore drilling activities. We believe this is due principally to the uncertainty surrounding the world economy. Drilling activity in the U.S. Gulf of Mexico has remained flat, which has resulted in continued depressed utilization rates and dayrates for drilling rigs in that region.

         Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term.

         We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Declines in the level of demand for our drilling services have an adverse effect on our results of operations.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas.

                                                                       FORM 10-Q

ACQUISITIONS

         In July 2003, we exercised our option to purchase the premium jackup drilling unit Trident XIX (renamed the Noble Gene House) from a subsidiary of Schlumberger for an exercise price of $25,200,000. In December 2002, we paid an option fee of $10,800,000 to the seller for the right to acquire the unit. This unit is being assimilated into our Middle East operations. We also have an option outstanding to purchase the premium jackup drilling unit Trident XVIII from a subsidiary of Schlumberger. We expect to exercise this option in the third quarter of 2003 for an exercise price of $32,900,000. In December 2002, we paid an option fee of $14,100,000 to the seller for the right to acquire the unit.

         In June 2003, we entered into option agreements with a subsidiary of A.P. Moeller that give us the right to acquire two premium jackup drilling units, the Maersk Viking and Maersk Valiant. Both units are currently operating offshore Iran. Our right to exercise the options and acquire the units will commence when the units have completed their current drilling contracts and have mobilized to United Arab Emirates territorial waters. We paid an aggregate of $28,200,000 in cash for the two options. If we exercise the options, we would pay an exercise price not to exceed an additional $65,800,000 to acquire both units. The amount of this aggregate exercise price is subject to reduction depending on the delivery date of the units.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     GENERAL

         Net income for the second quarter of 2003 (the "Current Quarter") was $43,738,000, or $0.33 per diluted share, on operating revenues of $247,920,000, compared to net income for the second quarter of 2002 (the "Comparable Quarter") of $57,438,000, or $0.43 per diluted share, on operating revenues of $253,645,000.


     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization, operating days (days during contract terms) and average dayrates for our rig fleet for the three months ended June 30, 2003 and 2002:

                                       AVERAGE RIG
                                     UTILIZATION (1)               OPERATING DAYS               AVERAGE DAYRATE
                                 -------------------------    ------------------------   ----------------------------
                                   THREE MONTHS ENDED            THREE MONTHS ENDED           THREE MONTHS ENDED
                                        JUNE 30,                      JUNE 30,                     JUNE 30,
                                 -------------------------    ------------------------   ----------------------------
                                     2003         2002           2003           2002          2003           2002
                                 ----------    -----------    -----------   ----------   --------------  ------------
International:
  Jackups......................        85%            99%           2,392        2,066   $       52,286  $     59,996
  Semisubmersibles - Deepwater.       100%           100%              91           91          125,628       112,482
  Semisubmersibles - Other.....       100%           100%              91           91           42,181        70,118
  Drillships...................       100%            88%             273          240           73,950        76,527
                                 ----------    ----------     -----------   ----------   --------------  ------------
  Total International..........        87%            98%           2,847        2,488   $       56,384  $     63,881
                                 ==========    ==========     ===========   ==========   ==============  ============
Domestic (2):
  Jackups......................        97%            93%             354          848   $       27,876  $     25,957
  Semisubmersibles - Deepwater.        71%            92%             321          420          138,826       124,174
  Semisubmersibles - Other.....        60%            --               55           --           48,073            --
  Submersibles.................        84%            52%             152           95           19,638        19,180
                                 ----------    ----------     -----------   ----------   --------------  ------------
  Total Domestic...............        81%            88%             882        1,363   $       68,095  $     55,750
                                 ==========    ==========     ===========   ==========   ==============  ============


----------------------
(1) Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)  "Domestic" encompasses the U.S. Gulf of Mexico.

                                                                       FORM 10-Q

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the three months ended June 30, 2003 and 2002:

                                                    REVENUES                      GROSS MARGIN
                                          -------------------------         -------------------------
                                               THREE MONTHS ENDED              THREE MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                          -------------------------         -------------------------
                                            2003             2002             2003             2002
                                          --------         --------         --------         --------
                                                                (In thousands)
Contract drilling services ......         $160,526         $158,935         $ 69,773         $ 83,004
Reimbursables ...................            4,257            4,555              464              673
Labor contract drilling services             7,219            6,735            1,341            1,648
Engineering, consulting and other            2,928            2,436              254              428
                                          --------         --------         --------         --------
         Total ..................         $174,930         $172,661         $ 71,832         $ 85,753
                                          ========         ========         ========         ========



         OPERATING REVENUES. International contract drilling services revenues increased $1,591,000 due to additional operating days in Mexico, mostly offset by lower utilization rates in West Africa and lower average dayrates in the North Sea. The additional operating days in Mexico were attributable to the mobilization of six rigs to Mexico from the U.S. Gulf of Mexico commencing in the latter part of 2002. Labor contract drilling services revenues increased $484,000 due to additional equipment rentals on the Hibernia project in Canada. International engineering, consulting and other revenues increased $492,000 due primarily to a consulting engagement in Canada by our Noble Engineering & Development Limited ("NED") subsidiary.

         Reimbursables set forth in the above table and certain other tables in this "Results of Operations" section are reported in accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. For additional information, see "Accounting Pronouncements" hereafter in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         GROSS MARGIN. International contract drilling services gross margin decreased $13,231,000 despite the higher revenue as the gross margin impact of the lower utilization rates in West Africa and lower average dayrates in the North Sea more than offset the impact of the additional operating days in Mexico. International labor contract drilling services gross margin decreased $307,000 due to lower utilization on two of our North Sea labor contracts, partially offset by increased equipment rentals on the Hibernia project in Canada, which have low margins. International engineering, consulting and other gross margin decreased $174,000 due to reduced activity on an engineering services engagement in the North Sea, partially offset by NED's consulting engagement in Canada.


    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the three months ended June 30, 2003 and 2002:

                                                  REVENUES                        GROSS MARGIN
                                          -------------------------         -------------------------
                                             THREE MONTHS ENDED                THREE MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                          -------------------------         -------------------------
                                            2003             2002             2003             2002
                                          --------         --------         --------         --------
                                                                (In thousands)
Contract drilling services ......         $ 60,060         $ 75,987         $ 27,722         $ 30,757
Reimbursables ...................            6,109            2,693              330              321
Engineering, consulting and other            6,821            2,304            1,992           (1,147)
                                          --------         --------         --------         --------
         Total ..................         $ 72,990         $ 80,984         $ 30,044         $ 29,931
                                          ========         ========         ========         ========


         OPERATING REVENUES. Domestic contract drilling services revenues decreased $15,927,000 due to fewer operating days on our domestic jackup rigs and lower utilization rates on our domestic deepwater semisubmersibles, partially offset by a higher average dayrate for our semisubmersibles. The fewer operating days on our jackup rigs were attributable to the

                                                                       FORM 10-Q



mobilization of six rigs from the U.S. Gulf of Mexico to Mexico commencing in the latter part of 2002. Domestic engineering, consulting and other revenues increased $4,517,000 due to income from interests in deepwater exploration properties, which began producing in the latter part of 2002, and revenue earned by the Noble Homer Ferrington semisubmersible while the unit was not operating, pursuant to its long-term contract. These were partially offset by fewer third-party engagements by our Maurer Technology Incorporated ("Maurer") subsidiary.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $3,035,000 due to lower utilization rates on our domestic deepwater semisubmersible rigs and fewer operating days on our domestic jackup rigs, partially offset by a higher average dayrate for our semisubmersibles. Domestic engineering, consulting and other gross margin increased $3,139,000 due to income from interests in deepwater exploration properties and revenue earned by the Noble Homer Ferrington while not operating. These were partially offset by fewer third-party engagements by Maurer and additional operating costs related to the testing and development of the Well Director(TM) rotary steerable drilling tools that we acquired in May 2002.

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4,792,000 due to the acquisition of the Dhabi II and Noble Roy Rhodes (formerly Trident III) jackups in December 2002 and the activation of the Noble Lorris Bouzigard in March 2003 following its upgrade.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,004,000 due to higher employee compensation costs.

         INTEREST EXPENSE. Interest expense decreased $243,000 due to lower average balances of higher interest rate debt in the Current Quarter.

         OTHER, NET. Other, net decreased $1,117,000 due to lower interest income, which was attributable to a lower average yield earned on our cash balances and investments in marketable securities.

         INCOME TAX PROVISION. Income tax provision decreased $6,778,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 11 percent in the Current Quarter compared to 18 percent in the Comparable Quarter. The lower effective tax rate in the Current Quarter was a result of our corporate restructuring in April 2002 and a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations.


FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     GENERAL

         Net income for the six months ended June 30, 2003 (the "Current Period") was $83,159,000, or $0.63 per diluted share, on operating revenues of $492,928,000, compared to net income for the six months ended June 30, 2002 (the "Comparable Quarter") of $108,868,000, or $0.81 per diluted share, on operating revenues of $495,379,000.

                                                                       FORM 10-Q

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization, operating days (days during contract terms) and average dayrates for our rig fleet for the six months ended June 30, 2003 and 2002:

                                         AVERAGE RIG
                                       UTILIZATION (1)            OPERATING DAYS            AVERAGE DAYRATE
                                   ----------------------      ---------------------     ---------------------
                                       SIX MONTHS ENDED           SIX MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,                  JUNE 30,
                                   ----------------------      ---------------------     ---------------------
                                     2003          2002          2003         2002         2003         2002
                                   --------      --------      --------     --------     --------     --------
International:
  Jackups ....................           87%           97%        4,793        4,046     $ 51,923     $ 60,013
  Semisubmersibles - Deepwater          100%          100%          181          181      139,921      105,585
  Semisubmersibles - Other ...           90%           59%          163          107       42,012       69,943
  Drillships .................          100%           94%          543          510       72,545       73,593
                                   --------      --------      --------     --------     --------     --------
  Total International ........           88%           96%        5,680        4,844     $ 56,414     $ 63,365
                                   ========      ========      ========     ========     ========     ========
Domestic (2):
  Jackups ....................           87%           84%          704        1,518     $ 28,178     $ 27,911
  Semisubmersibles - Deepwater           78%           91%          707          828      125,187      124,174
  Semisubmersibles - Other ...           70%           --            86           --       47,105           --
  Submersibles ...............           60%           45%          218          185       18,927       19,469
                                   --------      --------      --------     --------     --------     --------
  Total Domestic .............           78%           81%        1,715        2,531     $ 67,942     $ 58,786
                                   ========      ========      ========     ========     ========     ========


----------------------
(1) Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)  "Domestic" encompasses the U.S. Gulf of Mexico.


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for the six months ended June 30, 2003 and 2002:

                                             REVENUES               GROSS MARGIN
                                      ---------------------     ---------------------
                                         SIX MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                      ---------------------     ---------------------
                                        2003         2002         2003         2002
                                      --------     --------     --------     --------
                                                       (In thousands)
Contract drilling services ......     $320,433     $306,940     $137,190     $154,584
Reimbursables ...................       10,007        8,423          794          927
Labor contract drilling services        13,915       14,659        2,314        3,245
Engineering, consulting and other        5,028        5,209          528        1,422
                                      --------     --------     --------     --------
         Total ..................     $349,383     $335,231     $140,826     $160,178
                                      ========     ========     ========     ========



         OPERATING REVENUES. International contract drilling services revenues increased $13,493,000 due to additional operating days in Mexico and the Middle East, partially offset by lower utilization rates in West Africa and lower average dayrates in the North Sea. The additional operating days in Mexico were attributable to the mobilization of six rigs to Mexico from the U.S. Gulf of Mexico commencing in the latter part of 2002. The additional operating days in the Middle East were attributable to the operations of the Noble Roy Rhodes and Dhabi II jackups, which we purchased in December 2002. Labor contract drilling services revenues decreased $744,000 due to lower utilization on two of our North Sea labor contracts, partially offset by additional equipment rentals on the Hibernia project in Canada. International engineering, consulting and other revenues decreased $181,000 due to reduced activity on an engineering services engagement in the North Sea, mostly offset by a consulting engagement in Canada by NED.

                                                                       FORM 10-Q


         GROSS MARGIN. International contract drilling services gross margin decreased $17,394,000 despite the higher revenue as the gross margin impact of the lower utilization rates in West Africa and lower average dayrates in the North Sea more than offset the impact of the additional operating days in Mexico and the Middle East. International labor contract drilling services gross margin decreased $931,000 due to lower utilization on two of our North Sea labor contracts, partially offset by increased equipment rentals on the Hibernia project in Canada. International engineering, consulting and other gross margin decreased $894,000 due to reduced activity on an engineering services engagement in the North Sea, partially offset by additional gross margin attributable to NED's consulting engagement in Canada.


DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for the six months ended June 30, 2003 and 2002:

                                            REVENUES                GROSS MARGIN
                                      ---------------------     ---------------------
                                        SIX MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                      ---------------------     ---------------------
                                        2003         2002         2003         2002
                                      --------     --------     --------     --------
                                                       (In thousands)
Contract drilling services ......     $116,521     $148,787     $ 52,826     $ 65,850
Reimbursables ...................       16,215        6,136          658        1,117
Engineering, consulting and other       10,809        5,225        2,410       (1,351)
                                      --------     --------     --------     --------
         Total ..................     $143,545     $160,148     $ 55,894     $ 65,616
                                      ========     ========     ========     ========


         OPERATING REVENUES. Domestic contract drilling services revenues decreased $32,266,000 due to fewer operating days on our domestic jackup rigs and lower utilization rates on our domestic deepwater semisubmersibles. The fewer operating days on our jackup rigs were attributable to the mobilization of six rigs from the U.S. Gulf of Mexico to Mexico commencing in the latter part of 2002. Domestic engineering, consulting and other revenues increased $5,584,000 due to income from interests in deepwater exploration properties, which began producing in the latter part of 2002, and revenue earned by the Noble Homer Ferrington semisubmersible while the unit was not operating, pursuant to its long-term contract. These were partially offset by fewer third-party engagements by Maurer.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $13,024,000 due to lower utilization rates on our domestic deepwater semisubmersible rigs and fewer operating days on our domestic jackup rigs. Domestic engineering, consulting and other gross margin increased $3,761,000 due to income from interests in deepwater exploration properties and revenue earned by the Noble Homer Ferrington while not operating. These were partially offset by fewer third-party engagements by Maurer and additional operating costs related to the testing and development of the Well Director(TM) rotary steerable drilling tools that we acquired in May 2002.


    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $8,363,000 due to the acquisition of the Dhabi II and Noble Roy Rhodes (formerly Trident III) jackups in December 2002 and the activation of the Noble Lorris Bouzigard in March 2003 following its upgrade.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1,946,000 due to professional fees and filing fees incurred during the first half of 2002 related to our corporate restructuring in 2002.

         INTEREST EXPENSE. Interest expense decreased $448,000 due to lower average balances of higher interest rate debt in the Current Period.

         OTHER, NET. Other, net decreased $2,785,000 due to lower interest income, which was attributable to a lower average yield earned on our cash balances and investments in marketable securities. The Comparable Period included a realized loss of $9,758,000 on an investment in marketable equity securities resulting from a decline in value considered by management to be permanent. This loss was partially offset by a gain during the Comparable Period of $5,908,000 on the sale of our five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties to Pioneer Natural Resources

                                                                       FORM 10-Q


USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs on this property.

         INCOME TAX PROVISION. Income tax provision decreased $12,119,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 11 percent in the Current Period compared to 17 percent in the Comparable Period. The lower effective tax rate in the Current Period was a result of our corporate restructuring in April 2002 and a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations.


LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         Our principal capital resource in the Current Period was net cash provided by operating activities of $117,288,000. At June 30, 2003, we had cash and cash equivalents of $123,970,000, $59,566,000 of marketable debt securities and $49,901,000 of funds available under our bank credit facility. We had working capital, including cash, of $173,486,000 and $184,983,000 at June 30, 2003 and December 31, 2002, respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 24 percent at June 30, 2003 from 25 percent at December 31, 2002.


    CAPITAL EXPENDITURES

         Capital expenditures for the Current Quarter totaled $74,954,000, including capital upgrades to certain semisubmersibles of $31,938,000 and the acquisition of options for $28,200,000 to purchase two premium jackup rigs from a subsidiary of A.P. Moeller. Capital expenditures for the Current Period totaled $150,975,000, including capital upgrades to certain semisubmersibles of $92,126,000 and the acquisition of the two purchase options for $28,200,000. Specifically, capital upgrade costs during the Current Period for the Noble Therald Martin, Noble Clyde Boudreaux and Noble Lorris Bouzigard were $52,960,000, $24,333,000 and $14,833,000, respectively. As previously disclosed, the majority of the steel work has been carried out on the Noble Clyde Boudreaux's hull. A lay-up plan for suspension of the project is being implemented, with further structural work and installation of drilling equipment to be carried out pending a commitment from an operator. The upgrade to the Noble Lorris Bouzigard was completed during the first quarter of 2003. Deferred repair and maintenance expenditures totaled $8,205,000 and $14,431,000 for the Current Quarter and Current Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2003 will aggregate approximately $135,000,000 and $25,000,000, respectively, including $80,000,000 for acquisitions and related capital upgrades, which includes the exercise price of options to purchase two additional jackup drilling rigs. One of these options was exercised in July 2003, in which we acquired the Noble Gene House (formerly the Trident XIX) for an exercise price of $25,200,000.

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of June 30, 2003, we had approximately $35,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2003 capital expenditure and deferred repair and maintenance amounts above.

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

                                                                       FORM 10-Q

    CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble, has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. As of June 30, 2003, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $25,099,000, respectively, under the Credit Agreement, with $49,901,000 remaining available thereunder. Additionally, as of June 30, 2003, we had other letters of credit and third-party corporate guarantees totaling $16,154,000, of which $3,300,000 is supported by a restricted cash deposit. We also had $40,402,000 of performance and customs bonds supported by surety bonds.

         At June 30, 2003, total long-term debt was $638,790,000, including current maturities of $71,371,000, compared to total long-term debt of $670,139,000, including current maturities of $80,577,000, at December 31, 2002.

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

         During 2002, we adopted Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that "out-of-pocket" expenses incurred be included in direct costs and the reimbursements received from customers related to such expenses be included in operating revenues. Prior to EITF 01-14, we recorded reimbursements received from customers for "out-of-pocket" expenses as a reduction to the related direct cost to the extent of the amount of the expense. Any amount received in addition to the related expense was included in operating revenues. Pursuant to EITF 01-14, we have reclassified the reimbursements from customers that were recorded as a reduction to direct costs to operating revenues for all periods presented. The impact of adopting EITF 01-14 on operating revenues and direct costs was an increase of $6,254,000 for the Comparable Quarter and $12,515,000 for the Comparable Period. This adoption had no impact on operating income or net income.

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

                                                                       FORM 10-Q


         In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 affects the classification of certain freestanding instruments, including mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments, and financial instruments that embody unconditional obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on a fixed monetary amount known at inception or an event trigger other than changes in its own equity instruments. SFAS 150 is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS 150 did not have a material impact on our consolidated results of operations, cash flows or financial position.


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

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At June 30, 2003, there were $125,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,250,000 change in interest expense on an annual basis.

         We conduct business internationally; however, a substantial majority of the value of our foreign transactions is denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have any other significant assets, liabilities or financial instruments that are sensitive to foreign currency exchange rates.


ITEM 4.  CONTROLS AND PROCEDURES

         Noble's Chairman and Chief Executive Officer, James C. Day, and Noble's Senior Vice President - Finance and Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company's disclosure controls and procedures are functioning effectively. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         In connection with the evaluation described in the preceding paragraph, no change was identified in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                                       FORM 10-Q


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  We furnished a Form 8-K on May 22, 2003, which included our Fleet Status Update as of May 22, 2003 as Exhibit 99.1.

                  We furnished a Form 8-K on April 23, 2003, which included our press release dated April 23, 2003 as Exhibit 99.1, announcing financial results for the quarter ended March 31, 2003.

                  We furnished a Form 8-K on April 17, 2003, which included our Fleet Status Update as of April 17, 2003 as Exhibit 99.1.

                                                                       FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NOBLE CORPORATION



DATE: August 13, 2003         By:   /s/ MARK A. JACKSON
                                    --------------------------------------------
                                    Mark A. Jackson,
                                    Senior Vice  President - Finance,
                                    Chief Financial Officer, Treasurer,
                                    Controller and Assistant Secretary
                                    (Principal Financial and Accounting Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 EXHIBIT
------                                 -------
10           Noble Corporation Short Term Incentive Plan (revised April 2003).

31.1         Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2         Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1*        Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*        Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    * Furnished in accordance with Item 601(b) (32) (ii) of Regulation S-K.
