Form 10-Q
period 2003-09-30
NOBLE CORP
filed 2003-11-12
CIK 1169055

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         COMMISSION FILE NUMBER: 0-13857

                                NOBLE CORPORATION
             (Exact name of registrant as specified in its charter)

         CAYMAN ISLANDS                                     98-0366361
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                               number)

13135 SOUTH DAIRY ASHFORD, SUITE 800                         77478
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

 Yes [X] No [ ]

         Number of Ordinary Shares outstanding as of November 6, 2003:
133,787,355 (Includes 1,709,172 shares held in a Rabbi Trust)

================================================================================

                                                                       FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2003                2002
                                                                                -------------      -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................................     $     124,236      $     192,509
  Restricted cash..........................................................             7,191              8,668
  Investment in marketable securities......................................            74,159             72,957
  Accounts receivable......................................................           178,063            164,613
  Inventories..............................................................             4,151              3,628
  Prepaid expenses.........................................................             9,863              6,595
  Other current assets.....................................................            16,015             16,673
                                                                                -------------      -------------
Total current assets.......................................................           413,678            465,643
                                                                                -------------      -------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities........................................         3,384,129          3,153,509
  Other....................................................................            64,713             63,296
                                                                                -------------      -------------
                                                                                    3,448,842          3,216,805
  Accumulated depreciation.................................................          (852,621)          (745,762)
                                                                                -------------      -------------
                                                                                    2,596,221          2,471,043
                                                                                -------------      -------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES...............................            22,380             22,538
OTHER ASSETS...............................................................           107,434            106,490
                                                                                -------------      -------------
                                                                                $   3,139,713      $   3,065,714
                                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.....................................     $      66,659      $      80,577
  Accounts payable.........................................................            46,269             64,783
  Accrued payroll and related costs........................................            46,815             51,125
  Taxes payable............................................................            38,811             41,997
  Interest payable.........................................................             3,037             10,089
  Other current liabilities................................................            32,619             32,089
                                                                                -------------      -------------
Total current liabilities..................................................           234,210            280,660

LONG-TERM DEBT.............................................................           556,073            589,562
DEFERRED INCOME TAXES......................................................           212,666            206,351
OTHER LIABILITIES..........................................................             5,345              5,635
COMMITMENTS AND CONTINGENCIES..............................................                 -                  -
MINORITY INTEREST..........................................................            (5,945)            (5,704)
                                                                                -------------      -------------
                                                                                    1,002,349          1,076,504
                                                                                -------------      -------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share................................            13,380             13,353
  Capital in excess of par value...........................................           912,900            905,865
  Retained earnings........................................................         1,276,588          1,140,472
  Treasury stock, at cost..................................................           (49,409)           (51,317)
  Restricted stock (unearned compensation).................................            (9,128)           (12,871)
  Accumulated other comprehensive loss.....................................            (6,967)            (6,292)
                                                                                -------------      -------------
                                                                                    2,137,364          1,989,210
                                                                                -------------      -------------
                                                                                $   3,139,713      $   3,065,714
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

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    2003               2002
                                                                                -------------      -------------
OPERATING REVENUES
  Contract drilling services...............................................     $     235,271      $     223,882
  Reimbursables............................................................             6,473              5,735
  Labor contract drilling services.........................................             6,842              5,593
  Engineering, consulting and other........................................             6,060              6,860
                                                                                -------------      -------------
                                                                                      254,646            242,070
                                                                                -------------      -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services...............................................           124,690            124,105
  Reimbursables............................................................             6,055              5,151
  Labor contract drilling services.........................................             5,350              4,690
  Engineering, consulting and other........................................             7,154              6,987
  Depreciation and amortization............................................            37,759             31,387
  Selling, general and administrative......................................             6,481              5,230
                                                                                -------------      -------------
                                                                                      187,489            177,550
                                                                                -------------      -------------

OPERATING INCOME...........................................................            67,157             64,520

OTHER INCOME (EXPENSE)
  Interest expense.........................................................           (10,022)           (10,288)
  Other, net...............................................................             2,367                626
                                                                                -------------      -------------

INCOME BEFORE INCOME TAXES ................................................            59,502             54,858
INCOME TAX PROVISION.......................................................            (6,545)            (5,705)
                                                                                -------------      -------------

NET INCOME.................................................................     $      52,957      $      49,153
                                                                                =============      =============

EARNINGS PER SHARE:
  Basic....................................................................     $        0.40      $        0.37
  Diluted..................................................................     $        0.40      $        0.37

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    2003               2002
                                                                                -------------      -------------
OPERATING REVENUES
  Contract drilling services...............................................     $     672,225      $     679,609
  Reimbursables............................................................            32,695             20,294
  Labor contract drilling services.........................................            20,757             20,252
  Engineering, consulting and other........................................            21,897             17,294
                                                                                -------------      -------------
                                                                                      747,574            737,449
                                                                                -------------      -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services...............................................           371,628            359,398
  Reimbursables............................................................            30,825             17,666
  Labor contract drilling services.........................................            16,951             16,104
  Engineering, consulting and other........................................            20,053             17,350
  Depreciation and amortization............................................           107,654             92,919
  Selling, general and administrative......................................            19,918             20,613
                                                                                -------------      -------------
                                                                                      567,029            524,050
                                                                                -------------      -------------

OPERATING INCOME..........................................................            180,545            213,399

OTHER INCOME (EXPENSE)
  Interest expense........................................................            (30,865)           (31,579)
  Other, net..............................................................              3,259              4,303
                                                                                -------------      -------------

INCOME BEFORE INCOME TAXES ...............................................            152,939            186,123
INCOME TAX PROVISION......................................................            (16,823)           (28,102)
                                                                                -------------      -------------

NET INCOME................................................................      $     136,116      $     158,021
                                                                                =============      =============

EARNINGS PER SHARE:
  Basic...................................................................      $        1.03      $        1.19
  Diluted.................................................................      $        1.02      $        1.18

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    2003               2002
                                                                                -------------      -------------
NET INCOME.................................................................     $      52,957      $      49,153
                                                                                -------------      -------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments...............................              (826)               140
    Unrealized holding gain (loss) arising during period...................               180               (549)
                                                                                -------------      -------------

    Other comprehensive loss...............................................              (646)              (409)
                                                                                -------------      -------------

COMPREHENSIVE INCOME.......................................................     $      52,311      $      48,744
                                                                                =============      =============

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    2003               2002
                                                                                -------------      -------------
NET INCOME.................................................................     $     136,116      $     158,021
                                                                                -------------      -------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments...............................              (675)             1,127
    Unrealized holding losses arising during period........................                 -               (932)
    Reclassification of realized loss for impairment of
      investment included in net income....................................                 -              9,758
                                                                                -------------      -------------
    Other comprehensive (loss) income......................................              (675)             9,953
                                                                                -------------      -------------

COMPREHENSIVE INCOME.......................................................     $     135,441      $     167,974
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

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                        2003                  2002
                                                                                     ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................................   $ 136,116             $ 158,021
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................................     107,654                92,919
       Deferred income tax provision .............................................       7,669                20,587
       Deferred repair and maintenance amortization ..............................      23,976                21,055
       Loss on sales of marketable securities ....................................         343                    22
       Equity in income of joint ventures ........................................      (1,336)               (1,159)
       Compensation expense from stock-based plans ...............................       3,480                 3,765
       Realized loss on impairment of investment .................................           -                 9,758
       Gain on sale of interest in deepwater exploration property ................           -                (5,908)
       Gain on sales of property and equipment ...................................        (519)                 (460)
       Loss on debt repurchases ..................................................           -                   400
       Other .....................................................................         373                 1,528
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ....................................................     (13,450)               10,519
          Other current assets ...................................................      (5,655)                   81
          Accounts payable .......................................................     (18,509)               (9,495)
          Other current liabilities ..............................................     (14,018)                 (835)
                                                                                     ---------             ---------
               Net cash provided by operating activities .........................     226,124               300,798
                                                                                     ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ......................................    (191,011)             (179,054)
  Other capital expenditures .....................................................     (45,175)              (76,181)
  Deferred repair and maintenance expenditures ...................................     (21,144)              (31,878)
  Proceeds from sales of property and equipment ..................................         500                 1,253
  Proceeds from sale of interest in deepwater exploration property ...............           -                 6,200
  Investment in and advances to joint ventures, net ..............................       1,494                 2,736
  Investment in marketable securities ............................................     (69,413)              (41,797)
  Proceeds from sales of marketable securities ...................................      69,990                20,189
                                                                                     ---------             ---------
               Net cash used for investing activities ............................    (254,759)             (298,532)
                                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ......................................................     (47,418)              (45,471)
  Proceeds from issuance of ordinary shares ......................................       6,303                12,700
  Repurchase of ordinary shares ..................................................           -               (22,951)
  Proceeds from sales of put options on ordinary shares ..........................           -                 3,658
  Decrease in restricted cash ....................................................       1,477                   710
                                                                                     ---------             ---------
               Net cash used for financing activities ............................     (39,638)              (51,354)
                                                                                     ---------             ---------

DECREASE IN CASH AND CASH EQUIVALENTS ............................................     (68,273)              (49,088)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................     192,509               236,709
                                                                                     ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................   $ 124,236             $ 187,621
                                                                                     =========             =========

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING

         The accompanying consolidated financial statements of Noble Corporation ("Noble" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant transactions involving Noble and its consolidated subsidiaries have been eliminated. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the classifications used in the 2003 consolidated financial statements. These reclassifications have no impact on net income or shareholders' equity. (See "Accounting Pronouncements" in "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on reclassifications pursuant to Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.) The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble for the year ended December 31, 2002.

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

NOTE 2 - ACQUISITIONS

         In September 2003, we exercised our option to purchase the premium jackup drilling unit Trident 18 (renamed the Noble Charlie Yester) from a subsidiary of Schlumberger Limited for an exercise price of $32,900,000 in cash. In December 2002, we paid an option fee of $14,100,000 in cash for the right to acquire the unit.

         In July 2003, we excercised our option to purchase the premium jackup drilling unit Trident 19 (renamed the Noble Gene House) from this subsidiary of Schlumberger for an exercise price of $25,200,000 in cash. In December 2002, we paid an option fee of $10,800,000 in cash for the right to acquire the unit.

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

                                                                       FORM 10-Q

NOTE 3 - STOCK-BASED COMPENSATION PLANS

         We have several stock-based compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Accordingly, no compensation expense was recognized in the three and nine month periods ended September 30, 2003 and 2002 related to stock option awards.

         The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           SEPTEMBER 30,                           SEPTEMBER 30,
                                                   -----------------------------          ------------------------------
                                                       2003            2002                   2003             2002
                                                       ----            ----                   ----             ----
Net income - as reported.........................  $      52,957   $       49,153         $      136,116   $     158,021
Compensation expense, net of tax, as reported....            746              806                  2,262           2,447
Compensation expense, net of tax, pro forma......         (6,616)          (6,240)               (16,096)        (15,900)
                                                   -------------   --------------         --------------   -------------
Net income - pro forma...........................  $      47,087   $       43,719         $      122,282   $     144,568
                                                   =============   ==============         ==============   =============
Earnings per share:
  Basic - as reported............................  $        0.40   $         0.37         $         1.03   $        1.19
  Basic - pro forma..............................  $        0.36   $         0.33         $         0.93   $        1.09

  Diluted - as reported..........................  $        0.40   $         0.37         $         1.02   $        1.18
  Diluted - pro forma............................  $        0.35   $         0.33         $         0.92   $        1.08

NOTE 4 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

                                                       NET           BASIC         BASIC            DILUTED    DILUTED
                                                     INCOME          SHARES         EPS             SHARES       EPS
                                                     ------          ------         ---             ------       ---
THREE MONTHS ENDED:
------------------
SEPTEMBER 30, 2003..........................      $    52,957        132,009      $  0.40           133,023    $  0.40
SEPTEMBER 30, 2002..........................      $    49,153        132,304      $  0.37           133,357    $  0.37

NINE MONTHS ENDED:
-----------------
SEPTEMBER 30, 2003..........................      $   136,116        131,891      $  1.03           132,962    $  1.02
SEPTEMBER 30, 2002..........................      $   158,021        132,294      $  1.19           133,593    $  1.18

         Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,014,000 shares and 1,053,000 shares for the three month periods ended September 30, 2003 and 2002, respectively, and 1,071,000 shares and 1,299,000 shares for the nine month periods ended September 30, 2003 and 2002, respectively. The computation of diluted earnings per share for the three month and nine month periods ended September 30, 2003 and 2002 did not include options to purchase 1,818,000 and 1,851,000 ordinary shares, respectively, because the options' exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above for the three month and nine month periods ended September 30, 2003 and 2002 are shares held in a Rabbi Trust, which will be used for future funding of the Company's benefit plans. The number of shares in the Rabbi Trust was 1,710,000 and 1,764,000 at September 30, 2003 and 2002, respectively. Shares in the Rabbi Trust are included in the number of ordinary shares legally outstanding as of November 6, 2003, as reflected on the cover of this Form 10-Q, and are accounted for as Treasury Stock in our Consolidated Balance Sheets.

                                                                       FORM 10-Q

NOTE 5 - MARKETABLE SECURITIES

         As of September 30, 2003, we owned marketable equity securities with a fair market value of $9,082,000, of which $8,928,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2003 at their fair value. The remaining investment in marketable equity securities, with a fair market value of $154,000 at September 30, 2003, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. As of September 30, 2003, we also owned marketable debt securities with a fair market value of $65,231,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2003 at their fair market value.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Noble Asset Company Limited ("NACL"), a wholly-owned, indirect subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.3 million and a customs bond, both of which remain in place. We do not believe the Company will incur a material liability with regards to this issue.

         We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of September 30, 2003, we had approximately $31,000,000 of outstanding purchase commitments related to these projects.

NOTE 7 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

         Noble and Noble Holding (U.S.) Corporation, a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation ("Noble Drilling"). These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at September 30, 2003 were $149,942,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

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

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003
                                 (In thousands)
                                  (Unaudited)

                                                                NOBLE
                                                               HOLDING       NOBLE
                                                 NOBLE       (SUBSIDIARY    DRILLING       OTHER        CONSOLIDATING
                                              (GUARANTOR)     GUARANTOR)    (ISSUER)    SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                              -----------     ----------    --------    ------------     -----------       -----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................  $     20,853   $         -  $          -  $     103,383   $           -   $   124,236
  Restricted cash...........................             -             -             -          7,191               -         7,191
  Investment in marketable securities.......        17,986             -             -         56,173               -        74,159
  Accounts receivable.......................             -             -         2,946        175,117               -       178,063
  Inventories...............................             -             -             -          4,151               -         4,151
  Prepaid expenses..........................             -             -         1,021          8,842               -         9,863
  Accounts receivable from affiliates.......        12,648             -       510,609              -        (523,257)            -
  Other current assets......................        25,666        12,865         2,848            304         (25,668)       16,015
                                              ------------   -----------  ------------  -------------   -------------   -----------
Total current assets........................        77,153        12,865       517,424        355,161        (548,925)      413,678
                                              ------------   -----------  ------------  -------------   -------------   -----------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities.........             -             -        89,974      3,294,155               -     3,384,129
  Other.....................................             -             -             -         64,713               -        64,713
                                              ------------   -----------  ------------  -------------   -------------   -----------
                                                         -             -        89,974      3,358,868               -     3,448,842
 Accumulated depreciation...................             -             -       (46,405)      (806,216)              -      (852,621)
                                              ------------   -----------  ------------  -------------   -------------   -----------
                                                         -             -        43,569      2,552,652               -     2,596,221
                                              ------------   -----------  ------------  -------------   -------------   -----------

NOTES RECEIVABLE FROM AFFILIATES............       516,450             -       169,159              -        (685,609)            -
INVESTMENTS IN AFFILIATES...................     1,544,725     1,838,568     1,612,594              -      (4,995,887)            -
INVESTMENT IN AND ADVANCES
   TO JOINT VENTURES........................             -             -             -         22,380               -        22,380
OTHER ASSETS................................             -             -         6,404        101,030               -       107,434
                                              ------------   -----------  ------------  -------------   -------------   -----------
                                              $  2,138,328   $ 1,851,433  $  2,349,150  $   3,031,223   $  (6,230,421)  $ 3,139,713
                                              ============   ===========  ============  =============   =============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......  $          -   $    17,535  $          -  $      66,659   $     (17,535)  $    66,659
  Accounts payable..........................            (3)            -         1,027         45,245               -        46,269
  Accrued payroll and related costs.........             -             -        11,011         35,804               -        46,815
  Taxes payable.............................           982             -             -         37,829               -        38,811
  Interest payable..........................             -         8,129         1,219          1,822          (8,133)        3,037
  Accounts payable to affiliates............             -        65,521             -        457,736        (523,257)            -
  Other current liabilities.................           (15)            -           743         31,891               -        32,619
                                              ------------   -----------  ------------  -------------   -------------   -----------
Total current liabilities...................           964        91,185        14,000        676,986        (548,925)      234,210

LONG-TERM DEBT..............................             -             -       476,637         79,436               -       556,073
NOTES PAYABLE TO AFFILIATES.................             -       516,450             -        169,159        (685,609)            -
DEFERRED INCOME TAXES.......................             -             -        14,758        197,908               -       212,666
OTHER LIABILITIES...........................             -             -         5,187            158               -         5,345
COMMITMENTS AND CONTINGENCIES...............             -             -             -              -               -             -
MINORITY INTEREST...........................             -             -             -         (5,945)              -        (5,945)
                                              ------------   -----------  ------------  -------------   -------------   -----------
                                                       964       607,635       510,582      1,117,702      (1,234,534)    1,002,349
                                              ------------   -----------  ------------  -------------   -------------   -----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share.        13,380             -             -              -               -        13,380
  Capital in excess of par value............       912,900       870,744       870,744        693,687      (2,435,175)      912,900
  Retained earnings.........................     1,276,588       373,054       967,824      1,226,801      (2,567,679)    1,276,588
  Treasury stock, at cost...................       (49,409)            -             -              -               -       (49,409)
  Restricted stock (unearned compensation)..        (9,128)            -             -              -               -        (9,128)
  Accumulated other comprehensive loss......        (6,967)            -             -         (6,967)          6,967        (6,967)
                                              ------------   -----------  ------------  -------------   -------------   -----------
                                                 2,137,364     1,243,798     1,838,568      1,913,521      (4,995,887)    2,137,364
                                              ------------   -----------  ------------  -------------   -------------   -----------
                                              $  2,138,328   $ 1,851,433  $  2,349,150  $   3,031,223   $  (6,230,421)  $ 3,139,713
                                              ============   ===========  ============  =============   =============   ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                NOBLE
                                                               HOLDING         NOBLE
                                                  NOBLE      (SUBSIDIARY     DRILLING       OTHER        CONSOLIDATING
                                               (GUARANTOR)    GUARANTOR)     (ISSUER)    SUBSIDIARIES     ADJUSTMENTS     TOTAL
                                               -----------    ----------     --------    ------------     -----------     -----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................  $      9,317   $         -  $          -   $     183,192   $           -  $   192,509
  Restricted cash...........................             -             -             -           8,668               -        8,668
  Investment in marketable securities.......         6,827             -             -          66,130               -       72,957
  Accounts receivable.......................             -             -         1,373         163,240               -      164,613
  Inventories...............................             -             -             -           3,628               -        3,628
  Prepaid expenses..........................             -             -           259           6,336               -        6,595
  Accounts receivable from affiliates.......             -             -       644,412               -        (644,412)           -
  Other current assets......................        16,417             -             -          16,645         (16,389)      16,673
                                              ------------   -----------  ------------   -------------   -------------  -----------
Total current assets........................        32,561             -       646,044         447,839        (660,801)     465,643
                                              ------------   -----------  ------------   -------------   -------------  -----------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities.........             -             -       118,684       3,034,825               -    3,153,509
  Other.....................................             -             -             -          63,296               -       63,296
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                                         -             -       118,684       3,098,121               -    3,216,805
  Accumulated depreciation..................             -             -       (61,028)       (684,734)              -     (745,762)
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                                         -             -        57,656       2,413,387               -    2,471,043
                                              ------------   -----------  ------------   -------------   -------------  -----------

NOTES RECEIVABLE FROM AFFILIATES............       529,772             -        44,159               -        (573,931)           -
INVESTMENTS IN AFFILIATES...................     1,443,034     1,700,021     1,462,263               -      (4,605,318)           -
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES..........................             -             -             -          22,538               -       22,538
OTHER ASSETS................................             -             -         5,312         101,178               -      106,490
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                              $  2,005,367   $ 1,700,021  $  2,215,434   $   2,984,942   $  (5,840,050) $ 3,065,714
                                              ============   ===========  ============   =============   =============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......  $          -   $    16,389  $          -   $      80,577   $     (16,389) $    80,577
  Accounts payable..........................             -             -         1,019          63,764               -       64,783
  Accrued payroll and related costs.........             -             -         8,475          42,650               -       51,125
  Taxes payable.............................            48             -             -          41,949               -       41,997
  Interest payable..........................             -             -         7,708           2,381               -       10,089
  Accounts payable to affiliates............        16,109        24,713             -         603,590        (644,412)           -
  Other current liabilities.................             -             -            18          32,071               -       32,089
                                              ------------   -----------  ------------   -------------   -------------  -----------
Total current liabilities...................        16,157        41,102        17,220         866,982        (660,801)     280,660

LONG-TERM DEBT..............................             -             -       476,629         112,933               -      589,562
NOTES PAYABLE TO AFFILIATES.................             -       529,772             -          44,159        (573,931)           -
DEFERRED INCOME TAXES.......................             -             -        16,070         190,281               -      206,351
OTHER LIABILITIES...........................             -             -         5,494             141               -        5,635
COMMITMENTS AND CONTINGENCIES...............             -             -             -               -               -            -
MINORITY INTEREST...........................             -             -             -          (5,704)              -       (5,704)
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                                    16,157       570,874       515,413       1,208,792      (1,234,732)   1,076,504
                                              ------------   -----------  ------------   -------------   -------------  -----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share.        13,353             -             -               -               -       13,353
  Capital in excess of par value............       905,865       870,744       870,744         693,687      (2,435,175)     905,865
  Retained earnings.........................     1,140,472       258,403       829,277       1,088,755      (2,176,435)   1,140,472
  Treasury stock, at cost...................       (51,317)            -             -               -               -      (51,317)
  Restricted stock (unearned compensation)..       (12,871)            -             -               -               -      (12,871)
  Accumulated other comprehensive loss......        (6,292)            -             -          (6,292)          6,292       (6,292)
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                                 1,989,210     1,129,147     1,700,021       1,776,150      (4,605,318)   1,989,210
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                              $  2,005,367   $ 1,700,021  $  2,215,434   $   2,984,942   $  (5,840,050) $ 3,065,714
                                              ============   ===========  ============   =============   =============  ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                NOBLE
                                                               HOLDING       NOBLE
                                                  NOBLE      (SUBSIDIARY    DRILLING        OTHER        CONSOLIDATING
                                               (GUARANTOR)    GUARANTOR)    (ISSUER)     SUBSIDIARIES     ADJUSTMENTS     TOTAL
                                               -----------   -----------    --------     ------------     -----------     -----
OPERATING REVENUES
  Contract drilling services...............   $          -   $         -  $      4,499   $     230,772   $           -  $   235,271
  Reimbursables............................              -             -             -           6,473               -        6,473
  Labor contract drilling services.........              -             -             -           6,842               -        6,842
  Engineering, consulting and other........              -             -             -           6,060               -        6,060
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                                         -             -         4,499         250,147               -      254,646
                                              ------------   -----------  ------------   -------------   -------------  -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services...............             (7)            -         1,578         123,119               -      124,690
  Reimbursables............................              -             -             -           6,055               -        6,055
  Labor contract drilling services.........              -             -             -           5,350               -        5,350
  Engineering, consulting and other........              -             -          (143)          7,297               -        7,154
  Depreciation and amortization............              -             -           959          36,800               -       37,759
  Selling, general and administrative......            195             -           192           6,094               -        6,481
                                              ------------   -----------  ------------   -------------   -------------  -----------
                                                       188             -         2,586         184,715               -      187,489
                                              ------------   -----------  ------------   -------------   -------------  -----------

OPERATING (LOSS) INCOME....................           (188)            -         1,913          65,432               -       67,157

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of
     tax)..................................         41,553        49,110        51,388               -        (142,051)           -
  Interest expense.........................              -       (12,293)       (6,921)         (4,087)         13,279      (10,022)
  Other, net...............................         12,332             -         1,503           1,811         (13,279)       2,367
                                              ------------   -----------  ------------   -------------   -------------  -----------

INCOME BEFORE INCOME TAXES ................         53,697        36,817        47,883          63,156        (142,051)      59,502
INCOME TAX BENEFIT (PROVISION).............           (740)        4,302         1,227         (11,334)              -       (6,545)
                                              ------------   -----------  ------------   -------------   -------------  -----------
NET INCOME.................................   $     52,957   $    41,119  $     49,110   $      51,822   $    (142,051) $    52,957
                                              ============   ===========  ============   =============   =============  ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                               NOBLE
                                                              HOLDING       NOBLE
                                                 NOBLE      (SUBSIDIARY   DRILLING      OTHER       CONSOLIDATING
                                              (GUARANTOR)    GUARANTOR)   (ISSUER)   SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                              -----------   -----------   --------   ------------   -------------   ---------
OPERATING REVENUES
  Contract drilling services...............   $         -   $         -   $ 3,008    $    220,874   $           -   $ 223,882
  Reimbursables............................             -             -         -           5,735               -       5,735
  Labor contract drilling services.........             -             -         -           5,593               -       5,593
  Engineering, consulting and other........             -             -        69           6,860             (69)      6,860
                                              -----------   -----------   -------    ------------   -------------   ---------
                                                        -             -     3,077         239,062             (69)    242,070
                                              -----------   -----------   -------    ------------   -------------   ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services...............            88             -     2,480         121,606             (69)    124,105
  Reimbursables............................             -             -         -           5,151               -       5,151
  Labor contract drilling services.........             -             -         -           4,690               -       4,690
  Engineering, consulting and other........             -             -         -           6,987               -       6,987
  Depreciation and amortization............             -             -     1,448          29,939               -      31,387
  Selling, general and administrative......         1,171             -    (2,035)          6,094               -       5,230
                                              -----------   -----------   -------    ------------   -------------   ---------
                                                    1,259             -     1,893         174,467             (69)    177,550
                                              -----------   -----------   -------    ------------   -------------   ---------

OPERATING (LOSS) INCOME....................        (1,259)            -     1,184          64,595               -      64,520

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of
    tax)...................................        42,058        50,412    54,146               -        (146,616)          -
  Interest expense.........................             -        (8,354)   (6,451)         (3,837)          8,354     (10,288)
  Other, net...............................         8,354             -      (477)          1,103          (8,354)        626
                                              -----------   -----------   -------    ------------   -------------   ---------

INCOME BEFORE INCOME TAXES ................        49,153        42,058    48,402          61,861        (146,616)     54,858
INCOME TAX BENEFIT (PROVISION).............             -             -     2,010          (7,715)              -      (5,705)
                                              -----------   -----------   -------    ------------   -------------   ---------

NET INCOME.................................   $    49,153   $    42,058   $50,412    $     54,146   $    (146,616)  $  49,153
                                              ===========   ===========   =======    ============   =============   =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                        NOBLE
                                                       HOLDING       NOBLE
                                          NOBLE      (SUBSIDIARY   DRILLING      OTHER       CONSOLIDATING
                                       (GUARANTOR)    GUARANTOR)   (ISSUER)   SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                       -----------   -----------   --------   ------------   -------------   --------
OPERATING REVENUES
  Contract drilling services ........  $         -   $         -   $  9,014   $    663,211   $           -   $672,225
  Reimbursables .....................            -             -        267         32,428               -     32,695
  Labor contract drilling services ..            -             -          -         20,757               -     20,757
  Engineering, consulting and other .            -             -          -         21,897               -     21,897
                                       -----------   -----------   --------   ------------   -------------   --------
                                                 -             -      9,281        738,293               -    747,574
                                       -----------   -----------   --------   ------------   -------------   --------
OPERATING COSTS AND EXPENSES
  Contract drilling services ........          (20)            1      6,227        365,420               -    371,628
  Reimbursables .....................            -             -        267         30,558               -     30,825
  Labor contract drilling services ..            -             -          -         16,951               -     16,951
  Engineering, consulting and other..            -             -       (143)        20,196               -     20,053
  Depreciation and amortization .....            -             -      2,876        104,778               -    107,654
  Selling, general and
    administrative ..................          266             -        722         18,930               -     19,918
                                       -----------   -----------   --------   ------------   -------------   --------
                                               246             1      9,949        556,833               -    567,029
                                       -----------   -----------   --------   ------------   -------------   --------
OPERATING (LOSS) INCOME .............         (246)           (1)      (668)       181,460               -    180,545
OTHER INCOME (EXPENSE)
  Equity earnings in affiliates
    (net of tax).....................      101,691       138,547    150,331              -        (390,569)         -
  Interest expense ..................            -       (36,760)   (20,866)       (12,845)         39,606    (30,865)
  Other, net ........................       36,879             -      3,405          2,581         (39,606)     3,259
                                       -----------   -----------   --------   ------------   -------------   --------
INCOME BEFORE INCOME TAXES ..........      138,324       101,786    132,202        171,196        (390,569)   152,939
INCOME TAX BENEFIT (PROVISION) ......       (2,208)       12,865      6,345        (33,825)              -    (16,823)
                                       -----------   -----------   --------   ------------   -------------   --------
NET INCOME ..........................  $   136,116   $   114,651   $138,547   $    137,371   $    (390,569)  $136,116
                                       ===========   ===========   ========   ============   =============   ========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                          NOBLE
                                                         HOLDING         NOBLE
                                           NOBLE       (SUBSIDIARY      DRILLING        OTHER        CONSOLIDATING
                                        (GUARANTOR)     GUARANTOR)      (ISSUER)     SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                       ------------   -------------    -----------   ------------    -------------     ------------
OPERATING REVENUES
  Contract drilling services ........  $         -    $          -     $     8,842   $    670,767     $          -     $    679,609
  Reimbursables .....................            -               -               -         20,294                -           20,294
  Labor contract drilling services ..            -               -               -         20,252                -           20,252
  Engineering, consulting and other .            -               -             207         17,294             (207)          17,294
                                       -----------    ------------     -----------   ------------     ------------     ------------
                                                 -               -           9,049        728,607             (207)         737,449
                                       -----------    ------------     -----------   ------------     ------------     ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ........          147               -           7,512        351,946             (207)         359,398
  Reimbursables .....................            -               -               -         17,666                -           17,666
  Labor contract drilling services ..            -               -               -         16,104                -           16,104
  Engineering, consulting and other..            -               -               -         17,350                -           17,350
  Depreciation and amortization .....            -               -           4,292         88,627                -           92,919
  Selling, general and
    administrative ..................        1,925               -          (2,607)        21,295                -           20,613
                                       -----------    ------------     -----------   ------------     ------------     ------------
                                             2,072               -           9,197        512,988             (207)         524,050
                                       -----------    ------------     -----------   ------------     ------------     ------------
OPERATING (LOSS) INCOME .............       (2,072)              -            (148)       215,619                -          213,399
OTHER INCOME (EXPENSE)
  Equity earnings in affiliates
    (net of tax)  ...................      151,739         160,093         169,758              -         (481,590)               -
  Interest expense ..................            -          (8,354)        (19,415)       (12,164)           8,354          (31,579)
  Other, net ........................        8,354               -           4,694           (391)          (8,354)           4,303
                                       -----------    ------------     -----------   ------------     ------------     ------------
INCOME BEFORE INCOME TAXES ..........      158,021         151,739         154,889        203,064         (481,590)         186,123
INCOME TAX BENEFIT (PROVISION) ......            -               -           5,204        (33,306)               -          (28,102)
                                       -----------    ------------     -----------   ------------     ------------     ------------
NET INCOME ..........................  $   158,021    $    151,739     $   160,093   $    169,758     $   (481,590)    $    158,021
                                       ===========    ============     ===========   ============     ============     ============


                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                       NOBLE
                                                                      HOLDING      NOBLE
                                                          NOBLE     (SUBSIDIARY   DRILLING      OTHER      CONSOLIDATING
                                                       (GUARANTOR)   GUARANTOR)   (ISSUER)   SUBSIDIARIES   ADJUSTMENTS     TOTAL
                                                       -----------  -----------  ----------  ------------  -------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................... $   136,116  $   114,651  $ 138,547   $    137,371  $   (390,569)  $ 136,116
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..................           -            -      2,876        104,778             -     107,654
      Deferred income tax provision ..................           -            -     (1,312)         8,981             -       7,669
      Deferred repair and maintenance amortization ...           -            -        539         23,437             -      23,976
      Loss on sales of marketable securities .........           -            -          -            343             -         343
      Equity in income of joint ventures .............           -            -          -         (1,336)            -      (1,336)
      Compensation expense from stock-based plans ....       3,480            -          -              -             -       3,480
      Gain on sales of property and equipment ........           -            -          -           (519)            -        (519)
      Equity earnings in affiliates ..................    (101,691)    (138,547)  (150,331)             -       390,569           -
      Other ..........................................           -            -     (1,399)         1,772             -         373
      Changes in current assets and liabilities,
       net of acquired working capital:
        Accounts receivable ..........................           -            -     (1,573)       (11,877)            -     (13,450)
        Accounts receivable from affiliates ..........           -            -     35,642              -       (35,642)          -
        Other current assets .........................      (9,249)     (12,865)    (3,610)        20,069             -      (5,655)
        Accounts payable .............................          (3)           -          8        (18,514)            -     (18,509)
        Accounts payable to affiliates ...............     (24,339)      28,632          -        (39,935)       35,642           -
        Other current liabilities ....................         919        8,129     (3,228)       (19,838)            -     (14,018)
                                                       -----------  -----------  ---------   ------------  ------------   ---------
           Net cash provided by operating activities..       5,233            -     16,159        204,732             -     226,124
                                                       -----------  -----------  ---------   ------------  ------------   ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ..........           -            -          -       (191,011)            -    (191,011)
  Other capital expenditures .........................           -            -     (5,738)       (39,437)            -     (45,175)
  Deferred repair and maintenance expenditures .......           -            -     (1,395)       (19,749)            -     (21,144)
  Proceeds from sales of property and equipment ......           -            -          -            500             -         500
  Investment in and advances to joint venture, net ...           -            -          -          1,494             -       1,494
  Investment in marketable securities ................           -            -    (39,656)       (29,757)            -     (69,413)
  Proceeds from sales of marketable securities .......           -            -     30,630         39,360             -      69,990
                                                       -----------  -----------  ---------   ------------  ------------   ---------
           Net cash used for investing activities                -            -    (16,159)      (238,600)            -    (254,759)
                                                       -----------  -----------  ---------   ------------  ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..........................           -            -          -        (47,418)            -     (47,418)
  Proceeds from issuance of ordinary shares ..........       6,303            -          -              -             -       6,303
  Decrease in restricted cash ........................           -            -          -          1,477             -       1,477
                                                       -----------  -----------  ---------   ------------  ------------   ---------
           Net cash provided by (used for)
               financing activities ..................       6,303            -          -        (45,941)            -     (39,638)
                                                       -----------  -----------  ---------   ------------  ------------   ---------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS .............................      11,536            -          -        (79,809)            -     (68,273)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ..............................       9,317            -          -        183,192             -     192,509
                                                       -----------  -----------  ---------   ------------  ------------   ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD .................................... $    20,853  $         -  $       -   $    103,383  $          -   $ 124,236
                                                       ===========  ===========  =========   ============  ============   =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                       NOBLE
                                                                      HOLDING      NOBLE
                                                          NOBLE     (SUBSIDIARY   DRILLING      OTHER      CONSOLIDATING
                                                       (GUARANTOR)   GUARANTOR)   (ISSUER)   SUBSIDIARIES   ADJUSTMENTS     TOTAL
                                                       -----------  -----------  ----------  ------------  -------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................... $   158,021  $   151,739  $ 160,093   $    169,758  $   (481,590)  $ 158,021
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................           -            -      4,292         88,627             -      92,919
      Deferred income tax provision ..................           -            -        225         20,362             -      20,587
      Deferred repair and maintenance amortization ...           -            -        559         20,496             -      21,055
      Loss on sales of marketable securities .........           -            -          -             22             -          22
      Equity in income of joint ventures .............           -            -          -         (1,159)            -      (1,159)
      Compensation expense from stock-based plans ....       2,033            -      1,670             62             -       3,765
      Realized loss on impairment of investment ......           -            -          -          9,758             -       9,758
      Gain on sale of interest in deepwater
        exploration property .........................           -            -          -         (5,908)            -      (5,908)
      Gain on sales of property and equipment ........           -            -          -           (460)            -        (460)
      Loss on debt repurchase ........................           -            -        400              -             -         400
      Equity earnings in affiliates ..................    (151,739)    (160,093)  (169,758)             -       481,590           -
      Other ..........................................           -            -         38          1,490             -       1,528
      Changes in current assets and liabilities,
       net of acquired working capital:                          -            -
        Accounts receivable ..........................           -            -         26         10,493             -      10,519
        Accounts receivable from affiliates ..........      18,067            -     55,351              -       (73,418)          -
        Other current assets .........................      (8,354)           -     (4,237)         4,318         8,354          81
        Accounts payable .............................           -            -       (397)        (9,098)            -      (9,495)
        Accounts payable to affiliates ...............           -            -          -        (73,418)       73,418           -
        Other current liabilities ....................           -        8,354     (5,789)         4,954        (8,354)       (835)
                                                       -----------  -----------  ---------   ------------  ------------   ---------
           Net cash (used for) provided by
             operating activities ....................      18,028            -     42,473        240,297             -     300,798
                                                       -----------  -----------  ---------   ------------  ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ..........           -            -    (45,000)      (134,054)            -    (179,054)
  Other capital expenditures .........................           -            -     (1,461)       (74,720)            -     (76,181)
  Deferred repair and maintenance expenditures .......           -            -       (793)       (31,085)            -     (31,878)
  Proceeds from sales of property and equipment ......           -            -          -          1,253             -       1,253
  Proceeds from sale of interest in deepwater
    exploration property .............................           -            -          -          6,200             -       6,200
  Investments in and advances to joint
    ventures, net.....................................           -            -          -          2,736             -       2,736
  Investment in marketable securities ................           -            -          -        (41,797)            -     (41,797)
  Proceeds from sales of marketable securities .......           -            -          -         20,189             -      20,189
                                                       -----------  -----------  ---------   ------------  ------------   ---------
           Net cash used for investing activities ....           -            -    (47,254)      (251,278)            -    (298,532)
                                                       -----------  -----------  ---------   ------------  ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..........................           -            -     (5,350)       (40,121)            -     (45,471)
  Proceeds from issuance of ordinary shares ..........       3,608            -      9,092              -             -      12,700
  Repurchase of ordinary shares ......................     (22,951)           -          -              -             -     (22,951)
  Proceeds from sales of put options on ordinary
    shares ...........................................       2,619            -      1,039              -             -       3,658
  Decrease in restricted cash ........................           -            -          -            710             -         710
                                                       -----------  -----------  ---------   ------------  ------------   ---------
           Net cash provided by (used for) financing
             activities ..............................     (16,724)           -      4,781        (39,411)            -     (51,354)
                                                       -----------  -----------  ---------   ------------  ------------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....       1,304            -          -        (50,392)            -     (49,088)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......           -            -          -        236,709             -     236,709
                                                       -----------  -----------  ---------   ------------  ------------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............. $     1,304  $         -  $       -   $    186,317  $          -   $ 187,621
                                                       ===========  ===========  =========   ============  ============   =========

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

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2003 and 2002 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate-related items.

                                       INTERNATIONAL      DOMESTIC
                                         CONTRACT         CONTRACT       ENGINEERING
THREE MONTHS ENDED:                      DRILLING         DRILLING       & CONSULTING
SEPTEMBER 30, 2003:                      SERVICES         SERVICES         SERVICES          OTHER             TOTAL
-------------------                   --------------   --------------   --------------   --------------   --------------
Revenues from external customers ..   $      172,380   $       69,941   $        4,631   $        7,694   $      254,646
Intersegment revenues..............                -                -                -                -                -
Segment net income (loss)..........           36,775           15,163           (2,798)           3,817           52,957
Total assets.......................        1,614,048        1,266,844           11,171          247,650        3,139,713

SEPTEMBER 30, 2002:
------------------
Revenues from external customers...   $      155,034   $       77,200   $        3,263   $        6,573   $      242,070
Intersegment revenues..............                -                -              542                -              542
Segment net income (loss)..........           42,747            8,487           (1,791)            (278)          49,165
Total assets.......................        1,290,507        1,406,482           11,102          174,242        2,882,333


                                       INTERNATIONAL      DOMESTIC
                                         CONTRACT         CONTRACT       ENGINEERING
NINE MONTHS ENDED:                       DRILLING         DRILLING       & CONSULTING
SEPTEMBER 30, 2003:                      SERVICES         SERVICES         SERVICES          OTHER             TOTAL
-------------------                   --------------   --------------   --------------   --------------   --------------
Revenues from external customers...   $      502,388   $      198,411   $       22,507   $       24,268   $      747,574
Intersegment revenues..............                -                -                -                -                -
Segment net income (loss)..........          105,188           30,382           (6,457)           7,003          136,116

SEPTEMBER 30, 2002:
------------------
Revenues from external customers...   $      470,719   $      232,247   $        9,829   $       24,654   $      737,449
Intersegment revenues..............                -                -              690                -              690
Segment net income (loss)..........          137,620           28,435           (2,837)          (5,197)         158,021

                                                                       FORM 10-Q

     The following table is a reconciliation of reportable segment net income to our consolidated totals for the three and nine months ended September 30, 2003 and 2002 (in thousands).

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             SEPTEMBER 30,
                                                  --------------------------------          ------------------------------
                                                        2003             2002                    2003             2002
                                                  --------------   ---------------          --------------   -------------
Total net income for reportable segments........  $       49,140   $        49,443          $      129,113   $     163,218
Elimination of intersegment profits.............               -               (12)                      -               -
Other net income (loss) ........................           3,817              (278)                  7,003          (5,197)
                                                  --------------   ---------------          --------------   -------------
  Total consolidated net income.................  $       52,957   $        49,153                 136,116         158,021
                                                  ==============   ===============          ==============   =============


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

         We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include, but are not limited to, the following:

     -   volatility in crude oil and natural gas prices;

     - changes in our customers' drilling programs or budgets due to their own internal corporate events, changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as a general economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services;

     -   our inability to execute any of our business strategies;

     - changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

     - cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts;

     -   intense competition in the drilling industry;

     - changes in the rate of economic growth in the U.S. or in other major international economies;

     - political and economic conditions in markets where we from time to time operate;

     -   adverse weather (such as hurricanes and monsoons) and seas;

     -   operational risks (such as blowouts, fires and loss of production);

     - changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive;

     - costs and effects of unanticipated legal and administrative proceedings;

                                                                       FORM 10-Q

     - cost overruns or delays in shipyard repair, maintenance, conversion or upgrade projects;

     - limitations on our insurance coverage or our inability to obtain or maintain insurance coverage at rates and with deductible amounts that we believe are commercially reasonable;

     - the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets;

     - requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation);

     -   acts of war or terrorism;

     - significant changes in trade, monetary or fiscal policies worldwide, including changes in interest rates; and

     -   currency fluctuations between the U.S. dollar and other currencies.

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

THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 57 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of 13 semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 38 independent leg, cantilever jackup rigs includes 24 units that operate in water depths of 300 feet or greater, four of which operate in water depths of 360 feet or greater, and 11 units that operate in water depths up to 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. In addition to the rigs in our fleet described above, we have purchased options to acquire two premium jackup rigs: the Maersk Valiant and Maersk Viking (See "Acquisitions" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the acquisition of these two purchase options). Approximately 75 percent of our fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, Mexico and India. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers' expectations of higher prices results in a greater demand for our services. These prices are extremely volatile. Despite higher oil prices in the first nine months of 2003 as compared to the first nine months of 2002, drilling activity in many international

                                                                       FORM 10-Q

markets, which are influenced more by oil prices than natural gas prices, was generally weaker in the third quarter of 2003 as compared to the third quarter of 2002. We believe that operators in international markets have been reluctant to increase drilling activity since the latter part of 2002, despite higher oil prices, due to the uncertainty surrounding the worldwide economy and the political unrest in the Middle East (including the prospect of and subsequent actual military action in Iraq) and Nigeria, which contributed to the higher oil prices.

         Natural gas prices in the U.S. were also significantly higher during the first nine months of 2003 as compared to the first nine months of 2002, as inventory storage has fallen below average historical levels. The decline in natural gas inventory storage is attributable to reduced North American natural gas production and increased demand for natural gas this past winter due to temperatures that were generally colder than the previous winter. However, natural gas inventory storage levels have recently begun to increase due to weakening demand, although prices remain at levels above last year. Despite the higher natural gas prices, operators on average have not increased offshore drilling activities. We believe this is due principally to a lack of quality drilling prospects and the uncertainty surrounding the world economy. Drilling activity in the U.S. Gulf of Mexico has remained flat, which has resulted in continued depressed utilization rates and dayrates for drilling rigs in that region.

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

ACQUISITIONS

         In September 2003, we exercised our option to purchase the premium jackup drilling unit Trident 18 (renamed the Noble Charlie Yester) from a subsidiary of Schlumberger Limited for an exercise price of $32,900,000 in cash. In December 2002, we paid an option fee of $14,100,000 in cash for the right to acquire the unit. This unit is currently in the shipyard in Sharjah preparing for a three-year contract in India.

         In July 2003, we excercised our option to purchase the premium jackup drilling unit Trident 19 (renamed the Noble Gene House) from this subsidiary of Schlumberger for an exercise price of $25,200,000 in cash. In December 2002, we paid an option fee of $10,800,000 in cash for the right to acquire the unit. This unit is being assimilated into our Middle East operations.

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

                                                                       FORM 10-Q

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     GENERAL

         Net income for the third quarter of 2003 (the "Current Quarter") was $52,957,000, or $0.40 per diluted share, on operating revenues of $254,646,000, compared to net income for the third quarter of 2002 (the "Comparable Quarter") of $49,153,000, or $0.37 per diluted share, on operating revenues of $242,070,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2003 and 2002:

                                            AVERAGE RIG
                                           UTILIZATION (1)    OPERATING DAYS (2)       AVERAGE DAYRATE
                                         ------------------   ------------------   ----------------------
                                         THREE MONTHS ENDED   THREE MONTHS ENDED    THREE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,          SEPTEMBER 30,
                                         ------------------   ------------------   ----------------------
                                         2003          2002   2003         2002       2003        2002
                                         ----          ----   -----        -----   ----------  ----------
International (3):
  Jackups........................         80%           95%   2,450        2,055   $   52,209  $   57,950
  Semisubmersibles - Deepwater...        100%          100%      92           92      158,632     156,388
  Semisubmersibles - Other.......        100%          100%      92           92       45,067      71,240
  Drillships.....................        100%           67%     276          184       81,327      60,086
                                         ---           ---    -----        -----   ----------  ----------
  Total International............         83%           92%   2,910        2,423   $   58,110  $   62,355
                                         ===           ===    =====        =====   ==========  ==========

Domestic (4):
  Jackups........................         95%           93%     260          814   $   29,931  $   31,078
  Semisubmersibles - Deepwater...         95%           82%     438          379      124,607     118,135
  Semisubmersibles - Other.......          3%            -        3            -       29,333           -
  Submersibles...................        100%           71%     184          130       20,239      20,975
                                         ---           ---    -----        -----   ----------  ----------
  Total Domestic.................         88%           87%     885        1,323   $   74,771  $   55,024
                                         ===           ===    =====        =====   ==========  ==========

----------------------
(1) Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2) Information reflects the number of days that our rigs were operating under contractual terms.

(3) "International" encompasses contract drilling services conducted in the North Sea, Brazil, West Africa, the Middle East, Mexico and India.

(4) "Domestic" encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

                                                                       FORM 10-Q

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and direct operating expenses for our international operations for the three months ended September 30, 2003 and 2002:

                                                         OPERATING REVENUES          DIRECT OPERATING EXPENSES
                                                   -----------------------------  ------------------------------
                                                         THREE MONTHS ENDED             THREE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                   -----------------------------  ------------------------------
                                                        2003           2002            2003           2002
                                                   -------------  --------------  --------------  --------------
                                                                           (In thousands)
Contract drilling services......................   $     169,099  $      151,085  $       96,077  $       79,873
Reimbursables...................................           2,726           3,567           2,415           3,111
Labor contract drilling services................           6,842           5,593           5,350           4,690
Engineering, consulting and other...............           2,369           2,721           2,395           2,813
                                                   -------------  --------------  --------------  --------------
         Total..................................   $     181,036  $      162,966  $      106,237  $       90,487
                                                   =============  ==============  ==============  ==============

         OPERATING REVENUES. International contract drilling services revenues increased $18,014,000 due to additional operating days in Mexico and the Middle East, and a higher average dayrate in Brazil. These increases were partially offset by lower utilization rates in West Africa and lower average dayrates in the North Sea. The additional operating days in Mexico were attributable to the mobilization of seven rigs to Mexico from the U.S. Gulf of Mexico beginning in September 2002. The additional operating days in the Middle East were attributable to the operations of the Noble Roy Rhodes and Dhabi II jackups, which we purchased in December 2002. Labor contract drilling services revenues increased $1,249,000 as a result of additional equipment rentals on the Hibernia project in Canada and a foreign exchange fluctuation due to a stronger Canadian dollar as compared to the U.S. dollar. International engineering, consulting and other revenues decreased $352,000 due primarily to reduced activity on an engineering services engagement in the North Sea.

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

         DIRECT OPERATING EXPENSES. International contract drilling services direct operating expenses increased $16,204,000 due to the additional operating days in Mexico and the Middle East. International labor contract drilling services direct operating expenses increased $660,000 due to the foreign exchange fluctuation related to our Canadian labor contracts. International engineering, consulting and other direct operating expenses decreased $418,000 due to reduced activity on an engineering services engagement in the North Sea.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and direct operating expenses for our domestic operations for the three months ended September 30, 2003 and 2002:

                                                        OPERATING REVENUES           DIRECT OPERATING EXPENSES
                                                   ------------------------------  ----------------------------
                                                        THREE MONTHS ENDED              THREE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ------------------------------  ----------------------------
                                                        2003            2002            2003           2002
                                                   --------------  --------------  -------------  -------------
                                                                           (In thousands)
Contract drilling services......................   $       66,172  $       72,797  $      28,613  $      44,232
Reimbursables...................................            3,747           2,168          3,640          2,040
Engineering, consulting and other...............            3,691           4,139          4,759          4,174
                                                   --------------  --------------  -------------  -------------
         Total..................................   $       73,610  $       79,104  $      37,012  $      50,446
                                                   ==============  ==============  =============  =============

                                                                       FORM 10-Q

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $6,625,000 due to fewer operating days on our domestic jackup rigs, partially offset by higher utilization and average dayrates on our domestic deepwater semisubmersibles. The fewer operating days on our jackup rigs were attributable to the mobilization of seven rigs from the U.S. Gulf of Mexico to Mexico beginning in September 2002. Domestic engineering, consulting and other revenues decreased $448,000 due to reduced revenue from interests in deepwater exploration properties and fewer projects undertaken by our Maurer Technology Incorporated ("Maurer") subsidiary. These decreases were partially offset by revenue earned by the Noble Homer Ferrington semisubmersible while the unit was not operating, pursuant to its long-term contract.

         DIRECT OPERATING EXPENSES. Domestic contract drilling services direct operating expenses decreased $15,619,000 due to the fewer operating days on our domestic jackup rigs. Domestic engineering, consulting and other direct operating expenses increased $585,000 due to additional operating costs related to the testing and development of our Well Director(R) rotary steerable drilling tools, partially offset by fewer projects undertaken by Maurer.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $6,372,000 due to the acquisition of the Dhabi II and Noble Roy Rhodes jackups in December 2002, the acquisitions of the Noble Gene House and Noble Charlie Yester jackups in the Current Quarter, and the activation of the Noble Lorris Bouzigard semisubmersible in March 2003 following its upgrade.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,251,000 due to unrealized gains on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan, which increased the related liability for the plan, and higher pension expense due to a lower discount rate and assumed long-term rate of return on plan assets.

         INTEREST EXPENSE. Interest expense decreased $266,000 due to lower average balances of higher interest rate debt in the Current Quarter.

         OTHER, NET. Other, net increased $1,741,000 due to unrealized gains on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan and increased equity in income from our Noble Crosco Drilling Ltd. joint venture, which owns the Panon jackup drilling rig.

         INCOME TAX PROVISION. Income tax provision increased $840,000 due to a higher effective tax rate and higher pretax earnings. The effective tax rate was 11 percent in the Current Quarter compared to 10 percent in the Comparable Quarter.

                                                                       FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     GENERAL

         Net income for the nine months ended September 30, 2003 (the "Current Period") was $136,116,000, or $1.02 per diluted share, on operating revenues of $747,574,000, compared to net income for the nine months ended September 30, 2002 (the "Comparable Period") of $158,021,000, or $1.18 per diluted share, on operating revenues of $737,449,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2003 and 2002:

                                          AVERAGE RIG
                                        UTILIZATION (1)         OPERATING DAYS (2)         AVERAGE DAYRATE
                                      ------------------        ------------------   ----------------------------
                                      NINE MONTHS ENDED         NINE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,
                                      ------------------        ------------------   ----------------------------
                                      2003          2002        2003         2002         2003           2002
                                      ----          ----        -----        -----   --------------  ------------
International (3):
  Jackups........................      84%           96%        7,243        6,101           52,020        59,318
  Semisubmersibles - Deepwater...     100%          100%          273          273          146,226       122,705
  Semisubmersibles - Other.......      93%           73%          255          199           43,116        70,543
  Drillships.....................     100%           85%          819          694           75,505        70,012
                                      ---           ---         -----        -----   --------------  ------------
  Total International............      86%           95%        8,590        7,267   $       56,989  $     63,028
                                      ===           ===         =====        =====   ==============  ============

Domestic (4):
  Jackups........................      89%           87%          964        2,332           28,650        28,520
  Semisubmersibles - Deepwater...      84%           88%        1,145        1,207          124,965       123,236
  Semisubmersibles - Other.......      42%            -            89            -           46,506             -
  Submersibles...................      74%           53%          402          315           19,527        20,090
                                      ---           ---         -----        -----   --------------  ------------
  Total Domestic.................      81%           83%        2,600        3,854   $       70,267  $     57,495
                                      ===           ===         =====        =====   ==============  ============

----------------------
(1) Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2) Information reflects the number of days that our rigs were operating under contractual terms.

(3) "International" encompasses contract drilling services conducted in the North Sea, Brazil, West Africa, the Middle East, Mexico and India.

(4) "Domestic" encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and direct operating expenses for our international operations for the nine months ended September 30, 2003 and 2002:

                                                        OPERATING REVENUES         DIRECT OPERATING EXPENSES
                                                   -----------------------------  ------------------------------
                                                         NINE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -----------------------------  ------------------------------
                                                        2003           2002            2003            2002
                                                   -------------  --------------  --------------  --------------
                                                                           (In thousands)
Contract drilling services......................   $     489,532  $      458,025  $      279,320  $      232,229
Reimbursables...................................          12,733          11,990          11,628          10,607
Labor contract drilling services................          20,757          20,252          16,951          16,104
Engineering, consulting and other...............           7,397           7,930           6,895           6,600
                                                   -------------  --------------  --------------  --------------
         Total..................................   $     530,419  $      498,197  $      314,794  $      265,540
                                                   =============  ==============  ==============  ==============

                                                                       FORM 10-Q

         OPERATING REVENUES. International contract drilling services revenues increased $31,507,000 due to additional operating days in Mexico and the Middle East, partially offset by lower utilization rates in West Africa and lower average dayrates in the North Sea and West Africa. The additional operating days in Mexico were attributable to the mobilization of seven rigs to Mexico from the U.S. Gulf of Mexico since September 2002. The additional operating days in the Middle East were attributable to the operations of the Noble Roy Rhodes and Dhabi II jackups, which we purchased in December 2002. Labor contract drilling services revenues increased $505,000 as a result of additional equipment rentals on the Hibernia project in Canada and a foreign exchange fluctuation due to a stronger Canadian dollar as compared to the U.S. dollar. These increases were partially offset by lower utilization on two of our North Sea labor contracts. International engineering, consulting and other revenues decreased $533,000 due to reduced activity on an engineering services engagement in the North Sea, partially offset by additional project management engagements performed by our Triton Engineering ("Triton") subsidiary.

         DIRECT OPERATING EXPENSES. International contract drilling services direct operating expenses increased $47,091,000 due to the additional operating days in Mexico and the Middle East. International labor contract drilling services direct operating expenses increased $847,000 due to the foreign exchange fluctuation related to our Canadian labor contracts, partially offset by lower utilization on two of our North Sea labor contracts. International engineering, consulting and other direct operating expenses increased $295,000 due to additional project management engagements performed by Triton, partially offset by reduced activity on an engineering services engagement in the North Sea.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and direct operating expenses for our domestic operations for the nine months ended September 30, 2003 and 2002:

                                                         OPERATING REVENUES          DIRECT OPERATING EXPENSES
                                                   ------------------------------  ----------------------------
                                                          NINE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ------------------------------  ----------------------------
                                                        2003            2002            2003           2002
                                                   --------------  --------------  -------------  -------------
                                                                           (In thousands)
Contract drilling services......................   $      182,693  $      221,584  $      92,308  $     127,169
Reimbursables...................................           19,962           8,304         19,197          7,059
Engineering, consulting and other...............           14,500           9,364         13,158         10,750
                                                   --------------  --------------  -------------  -------------
         Total..................................   $      217,155  $      239,252  $     124,663  $     144,978
                                                   ==============  ==============  =============  =============

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $38,891,000 due to fewer operating days on our domestic jackup rigs following the mobilization of seven rigs from the U.S. Gulf of Mexico to Mexico beginning in September 2002. Domestic engineering, consulting and other revenues increased $5,136,000 due to additional revenue from interests in deepwater exploration properties, which began producing during the Comparable Period, and revenue earned by the Noble Homer Ferrington semisubmersible while the unit was not operating, pursuant to its long-term contract. These increases were partially offset by fewer projects undertaken by Maurer.

         DIRECT OPERATING EXPENSES. Domestic contract drilling services direct operating expenses decreased $34,861,000 due to the fewer operating days on our domestic jackup rigs. Domestic engineering, consulting and other direct operating expenses increased $2,408,000 due to additional expenses related to interests in deepwater exploration properties and additional operating costs related to the testing and development of our Well Director(R) rotary steerable drilling tools. These increases were partially offset by fewer projects undertaken by Maurer.

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $14,735,000 due to the acquisition of the Dhabi II and Noble Roy Rhodes jackups in December 2002, the acquisition of the Noble Gene House and Noble Charlie Yester in the Current Period, and the activation of the Noble Lorris Bouzigard semisubmersible in March 2003 following its upgrade.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $695,000 due to professional fees and filing fees incurred during the first half of 2002 related to our corporate restructuring. This

                                                                       FORM 10-Q

decrease was partially offset by unrealized gains on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan, which increased the related liability for the plan, and higher pension expense due to a lower discount rate and assumed long-term rate of return on plan assets.

         INTEREST EXPENSE. Interest expense decreased $714,000 due to lower average balances of higher interest rate debt in the Current Period.

         OTHER, NET. Other, net decreased $1,044,000 due to lower interest income, which was attributable to a lower average yield earned on our cash balances and investments in marketable securities. The Comparable Period included a realized loss of $9,758,000 on an investment in marketable equity securities resulting from a decline in value considered by management to be permanent. This loss was partially offset by a gain during the Comparable Period of $5,908,000 on the sale of our five percent working interest in one of Mariner Energy, Inc.'s deepwater exploration properties to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs on this property.

         INCOME TAX PROVISION. Income tax provision decreased $11,279,000 due to a lower effective tax rate and lower pretax earnings. The effective tax rate was 11 percent in the Current Period compared to 15 percent in the Comparable Period. The lower effective tax rate in the Current Period was a result of our corporate restructuring in April 2002 and a higher percentage of our pretax earnings being derived from our international operations, which generally have lower effective tax rates than our domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         Our principal capital resource in the Current Period was net cash provided by operating activities of $226,124,000. At September 30, 2003, we had cash and cash equivalents of $124,236,000, $65,231,000 of marketable debt securities and $52,803,000 of funds available for future borrowing under our bank credit facility. We had working capital, including cash, of $179,468,000 and $184,983,000 at September 30, 2003 and December 31, 2002, respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 23 percent at September 30, 2003 from 25 percent at December 31, 2002.

     CAPITAL EXPENDITURES

         Capital expenditures for the Current Quarter totaled $85,211,000, including the exercise price of options to purchase the Noble Gene House (formerly Trident 19) and Noble Charlie Yester (formerly Trident 18) premium jackup rigs for exercise prices of $25,200,000 and $32,900,000, respectively. Capital expenditures for the Current Period totaled $236,186,000, including capital upgrades to certain semisubmersibles of $103,680,000 and the recently acquired premium jackup rigs of $1,031,000, the exercise price of options to purchase the two premium jackup rigs for an aggregate exercise price of $58,100,000, and the acquisition of options for $28,200,000 to purchase two additional premium jackup rigs from a subsidiary of A.P. Moeller. Specifically, capital upgrade costs during the Current Period for the Noble Therald Martin, Noble Clyde Boudreaux and Noble Lorris Bouzigard were $58,404,000, $30,443,000 and $14,833,000, respectively. As previously disclosed, the majority of the steel work has been carried out on the Noble Clyde Boudreaux's hull. A lay-up plan for suspension of the project is being implemented, with further structural work and installation of drilling equipment to be carried out pending a commitment from an operator. The upgrade to the Noble Lorris Bouzigard was completed during the first quarter of 2003. Deferred repair and maintenance expenditures totaled $6,713,000 and $21,144,000 for the Current Quarter and Current Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2003 will aggregate approximately $60,000,000 and $10,000,000, respectively, including $20,000,000 for acquisitions and related capital upgrades. For additional information on acquisitions, see "Acquisitions" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of September 30, 2003, we had approximately $31,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2003 capital expenditure and deferred repair and maintenance amounts above.

                                                                       FORM 10-Q

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

     CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble, has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. As of September 30, 2003, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $22,197,000, respectively, under the Credit Agreement, with $52,803,000 remaining available thereunder. Additionally, as of September 30, 2003, we had other letters of credit and third-party corporate guarantees totaling $37,766,000, of which $3,300,000 is supported by a restricted cash deposit. We also had $40,402,000 of performance and customs bonds supported by surety bonds.

         Noble Asset Company Limited ("NACL"), a wholly-owned, indirect subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.3 million and a customs bond, both of which remain in place. We do not believe the Company will incur a material liability with regards to this issue.

         At September 30, 2003, total long-term debt was $622,732,000, including current maturities of $66,659,000, compared to total long-term debt of $670,139,000, including current maturities of $80,577,000, at December 31, 2002.

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

         During 2002, we adopted Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred ("EITF 01-14"). EITF 01-14 requires that "out-of-pocket" expenses incurred be included in direct costs and the reimbursements received from customers related to such expenses be included in operating revenues. Prior to EITF 01-14, we recorded reimbursements received from customers for "out-of-pocket" expenses as a reduction to the related direct cost to the extent of the amount of the expense. Any amount received in addition to the related expense was included in operating revenues. Pursuant to EITF 01-14, we have reclassified the reimbursements from customers that were recorded as a reduction to direct costs to operating revenues for all periods presented. The impact of adopting EITF 01-14 on operating revenues and direct costs was an increase of $5,151,000 for the Comparable Quarter and $17,666,000 for the Comparable Period. This adoption had no impact on operating income or net income.

                                                                       FORM 10-Q

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses or receive a majority of the variable interest entity's expected residual returns. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the first fiscal or interim period beginning after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated results of operations, cash flows or financial position.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 affects the classification of certain freestanding instruments, including mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments, and financial instruments that embody unconditional obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on a fixed monetary amount known at inception or an event trigger other than changes in its own equity instruments. SFAS 150 is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company's financial statements in certain situations, including when a finite-lived entity is consolidated. Our adoption of all currently required provisions of SFAS 150 in the Current Quarter did not have a material impact on our consolidated results of operations, cash flows or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. To mitigate the risk of losses, these investments are monitored by management to assure compliance with policies established by the Company. A portion of the marketable equity securities we own, consisting primarily of interests in mutual funds, are held by a Rabbi Trust established and maintained by us in connection with the Noble Drilling Corporation 401(k) Savings Restoration Plan. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not materially affect our consolidated results of operations, cash flows or financial position.

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At September 30, 2003, there were $125,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,250,000 change in interest expense on an annual basis.

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

                                                                       FORM 10-Q

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

         In connection with the evaluation described in the preceding paragraph, no change was identified in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                                       FORM 10-Q

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  We furnished a Form 8-K on August 20, 2003, which included our Fleet Status Update as of August 20, 2003 as Exhibit 99.1.

                  We furnished a Form 8-K on July 24, 2003, which included our press release dated July 24, 2003 as Exhibit 99.1, announcing financial results for the quarter ended June 30, 2003.

                  We furnished a Form 8-K on July 9, 2003, which included our Fleet Status Update as of July 9, 2003 as Exhibit 99.1.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NOBLE CORPORATION

    DATE:  November 12, 2003    By: /s/ MARK A. JACKSON
                                    --------------------------------------------
                                    Mark A. Jackson,
                                    Senior Vice President - Finance,
                                    Chief Financial Officer, Treasurer,
                                    Controller and Assistant Secretary
                                    (Principal Financial and Accounting Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    EXHIBIT
------                                    -------
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