Form 10-K
period 2003-12-31
NOBLE CORP
filed 2004-03-02
CIK 1169055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         COMMISSION FILE NUMBER: 0-13857

                                NOBLE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CAYMAN ISLANDS                          98-0366361
-------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. employer identification number)
incorporation or organization)

          13135 SOUTH DAIRY ASHFORD, SUITE 800, SUGAR LAND, TEXAS 77478
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100

           Securities registered pursuant to Section 12(b) of the Act:

ORDINARY SHARES, PAR VALUE $.10 PER SHARE          NEW YORK STOCK EXCHANGE
     PREFERRED SHARE PURCHASE RIGHTS               NEW YORK STOCK EXCHANGE
-----------------------------------------   ------------------------------------
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

         Aggregate market value of Ordinary Shares held by nonaffiliates as of June 30, 2003: $4,525,000,000

         Number of Ordinary Shares outstanding as of February 20, 2004:
         134,269,349 (Includes 1,694,797 shares held in a Rabbi Trust)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 2004 annual general meeting of members -
Part III

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART      ITEM 1.     BUSINESS........................................................................    2
 I                General.............................................................................    2
                  Business Strategy...................................................................    2
                  Business Development During 2003....................................................    3
                  Drilling Contracts..................................................................    4
                  Offshore Drilling Operations........................................................    4
                         International Contract Drilling..............................................    5
                         Domestic Contract Drilling...................................................    5
                         Labor Contracts..............................................................    5
                  Technology, Engineering Services and Project Management.............................    5
                  Competition and Risks...............................................................    6
                  Governmental Regulation and Environmental Matters...................................    7
                  Employees...........................................................................    7
                  Financial Information about Foreign and Domestic Operations.........................    7
                  Available Information...............................................................    8
          ITEM 2.     PROPERTIES......................................................................    8
                  Drilling Fleet......................................................................    8
                         Semisubmersibles.............................................................    8
                         Dynamically Positioned Drillships............................................    9
                         Jackup Rigs..................................................................    9
                         Submersibles.................................................................    9
                  Facilities..........................................................................   12
          ITEM 3.     LEGAL PROCEEDINGS...............................................................   12
          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   12
          EXECUTIVE OFFICERS OF THE REGISTRANT........................................................   13

PART      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
 II                   PURCHASES OF EQUITY SECURITIES..................................................   14
          ITEM 6.     SELECTED FINANCIAL DATA.........................................................   15
          ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS......................................................................   16
                  Business Environment................................................................   16
                  Results of Operations...............................................................   17
                  Liquidity and Capital Resources.....................................................   23
                  Corporate Restructuring.............................................................   25
                  Critical Accounting Policies........................................................   26
                  Accounting Pronouncements...........................................................   27
          ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK...............................................................   28
          ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................   29
          ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE......................................................................   69
          ITEM 9A.    CONTROLS AND PROCEDURES.........................................................   69

PART      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................   69
III       ITEM 11     EXECUTIVE COMPENSATION..........................................................   69
          ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................   69
          ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   70
          ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES..........................................   70

PART      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................   70
IV        SIGNATURES..................................................................................   71

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 57 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three dynamically positioned drillships, 38 jackup rigs and three submersibles. For additional information on the specifications of the fleet, see "Item 2. Properties-Drilling Fleet." Eight of our jackup rigs and one of our semisubmersibles are capable of operating in harsh environments. In addition to the rigs in our fleet described above, we have purchased options to acquire two jackup rigs: the Maersk Valiant and Maersk Viking (see "Business Development During 2003" in Item 1. Business for additional information on the acquisition of these two purchase options). Approximately 75 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

         Noble Corporation, a Cayman Islands exempted company limited by shares (which we sometimes refer to in this report as "Noble"), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling") that was organized in 1939, as part of the internal corporate restructuring of Noble Drilling and its subsidiaries effective April 30, 2002. For more information on this restructuring, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Corporate Restructuring." Noble and its predecessors have been engaged in the contract drilling of oil and gas wells for others domestically since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term "Noble" refers to Noble Corporation and the terms "Company", "we", "our" and words of similar import refer to Noble and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

BUSINESS STRATEGY

         Our long-standing business strategy continues to be the active expansion of our international offshore drilling and deepwater capabilities through acquisitions, rig upgrades and modifications, and the deployment of assets in important geological areas.

         Since the beginning of 2000, we have mobilized nine jackup rigs from the U.S. Gulf of Mexico to international markets. We continue to evaluate other opportunities to deploy units in our fleet, including certain deepwater units, in important geological areas worldwide.

          Although the deepwater drilling market is currently experiencing near-term softness due to an increased supply of deepwater rigs, both the level of drilling activity and the number of announced discoveries and related development programs in water depths greater than 5,000 feet have increased substantially in recent years, thus increasing the demand for rigs capable of drilling in these water depths. As such, in recent years we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling.

         The offshore contract drilling industry has, in recent years, experienced a series of asset sales and consolidations among drilling contractors, and we expect this trend to continue as drilling contractors position themselves strategically in the market. From time to time, we discuss asset transactions or business combinations with others, and we intend to continue to consider business opportunities that we believe promote our business strategy. Since the beginning of 2000, we have added 10 units to our fleet through acquisitions and joint ventures, and we currently have options to acquire two additional units (see "-Business Development During 2003" below).

         In addition, as part of our strategy, we have focused on the continued development of technological applications for the drilling industry. We believe these applications differentiate our fleet by incorporating new technology, enhancing our reputation with our customers, and providing a mechanism to grow our earnings with lower capital investment requirements than required for our fleet of drilling rigs. Our Noble Engineering & Development Limited ("NED"), Maurer Technology Incorporated ("Maurer"), Triton Engineering Services Company ("Triton"), and downhole technology subsidiaries are engaged in this activity.

BUSINESS DEVELOPMENT DURING 2003

         As part of our strategy to expand our international operations, we moved three jackup rigs to Mexico from the U.S. Gulf of Mexico for long-term contracts with Petroleos Mexicanos ("Pemex") during 2003. The Noble Leonard Jones and the Noble Earl Frederickson commenced contracts with Pemex in March and April, respectively, while the Noble Bill Jennings commenced a contract with Pemex in August. Since September 2002, we have mobilized a total of seven jackup rigs to Mexico from the U.S. Gulf of Mexico for long-term contracts with Pemex. In December 2003, we mobilized the Noble Carl Norberg jackup rig to the Mediterranean Sea from the U.S. Gulf of Mexico for a 14-month contact, which commenced in January 2004. Also in December 2003, we mobilized the Noble Dick Favor jackup rig from Brazil to the Middle East. The unit is currently in the shipyard, and is being assimilated into our Middle East operations.

         In September 2003, we exercised our option to purchase the jackup rig Trident 18 (renamed the Noble Charlie Yester) from a subsidiary of Schlumberger Limited for an exercise price of $32,900,000 in cash. In December 2002, we had paid an option fee of $14,100,000 in cash for the right to acquire the unit. During December 2003, this jackup commenced a three-year contract in India. In July 2003, we exercised our option to purchase the jackup rig Trident 19 (renamed the Noble Gene House) from this subsidiary of Schlumberger for an exercise price of $25,200,000 in cash. In December 2002, we had paid an option fee of $10,800,000 in cash for the right to acquire the unit. This jackup is being assimilated into our Middle East operations.

         In June 2003, we entered into option agreements with a subsidiary of A.P. Moeller that give us the right to acquire two jackup rigs, the Maersk Viking and Maersk Valiant. Both units are currently operating offshore Iran. Our right to exercise the options and acquire the units will commence when the units have completed their current drilling contracts and have mobilized to United Arab Emirates territorial waters. We paid an aggregate of $28,200,000 in cash for the two options. If we exercise the options, we will pay an exercise price not to exceed an additional $65,800,000 to acquire both units. The amount of this aggregate exercise price is subject to reduction depending on the delivery date of the units, which is expected to be in 2004 for one unit and 2004 or 2005 for the other unit.

         We continued the expansion of our technology initiatives in 2003. We installed the first string of aluminum alloy riser on the Noble Leo Segerius drillship in Brazil, on which it operated successfully. We have also installed the aluminum alloy riser on the Noble Therald Martin semisubmersible in the U.S. Gulf of Mexico, with further installation planned on the Noble Lorris Bouzigard semisubmersible and either the Noble Muravlenko or Noble Roger Eason drillships during 2004. We drilled several test wells for customers using our Well Director(TM) automatic rotary steerable system. We anticipate this system will be commercial during 2004. In addition, we continue to seek opportunities to utilize or license NED and Maurer's drilling products and software designed to increase drilling efficiency. These efforts may be done solely by Noble or through joint ventures with industry partners. Triton expanded its project management and engineering services to international markets during 2003.

DRILLING CONTRACTS

         We typically employ each drilling unit under an individual contract. Although the final terms of the contracts are the result of our negotiations with our customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:

         - a term extending over a specific period of time or the period necessary to drill one or more wells (in general, we seek to have a reasonable balance of short- and long-term contracts to minimize the impact of a decline in the market, while obtaining the upside of increasing market prices in a rising market);

         -  terms permitting early termination of the contract by the customer
            (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to either breakdown of major equipment or "force majeure" events beyond our control and the control of the customer;

         - options in favor of the customer to drill one or more additional wells, generally upon advance notice to us;

         - payment of compensation to us (generally in U.S. dollars) on a "daywork" basis, so that we receive a fixed amount for each day ("dayrate") that the drilling unit is operating under contract (lower rates or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control);

         - payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies; and

         - reimbursement to us by the customer of certain "out-of-pocket" expenses paid by us for the account of the customer.

         The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us. The terms may also require an early termination payment by the customer. The drilling contracts for eight of our jackups contracted to Pemex as of January 31, 2004 contain provisions that allow early cancellation on five days or less notice to us without making an early termination payment.

         During times of depressed market conditions, our customers may seek to avoid or reduce their obligations under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.

         As of January 31, 2004, 18 of our rigs were contracted for the remainder of 2004. We anticipate that the primary terms of the current contracts on 27 of our rigs will expire at varying times in 2004, subject to options to extend in the case of 20 contracts. Our remaining rigs were either available for service or in a shipyard for repair, refurbishment or upgrade as of January 31, 2004.

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

OFFSHORE DRILLING OPERATIONS

         Our offshore contract drilling operations, which accounted for approximately 94 percent, 95 percent and 95 percent of operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively, are conducted worldwide. Our offshore drilling fleet consists of 57 units. For additional information on the specifications of the fleet, see "Item 2. Properties-Drilling Fleet." Our principal regions of contract drilling operations include the Middle East, Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. In 2003, Petroleo Brasiliero S.A. and Pemex accounted for approximately 14 percent and 13 percent, respectively, of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues in 2003.

INTERNATIONAL CONTRACT DRILLING

         Our contract drilling services revenues from international sources accounted for approximately 73 percent, 68 percent and 52 percent of our total contract drilling services revenues for 2003, 2002 and 2001, respectively. In 2003, approximately 56 percent of our international contract drilling services revenues was derived from contracts with government-owned companies, 36 percent was derived from contracts with companies having equity market capitalization greater than $4 billion ("large cap companies"), and the remaining eight percent was derived from other independent operators.

DOMESTIC CONTRACT DRILLING

         Contract drilling services revenues generated in the U.S. accounted for approximately 27 percent, 32 percent and 48 percent of our total contract drilling services revenues for 2003, 2002 and 2001, respectively. In 2003, approximately 75 percent of our domestic contract drilling revenues was derived from contracts with large cap companies and the remaining 25 percent was derived from contracts with other independent operators.

LABOR CONTRACTS

         Our offshore operations also include services we perform under labor contracts for drilling and workover activities covering six rigs operating in the U.K. North Sea and two rigs under a labor contract (the "Hibernia Project") off the east coast of Canada. These rigs are not owned or leased by us. In the U.K. North Sea, we also have a labor contract to provide drilling and maintenance services for the BP Clair Platform, which is scheduled to commence during the third quarter of 2004. On January 28, 2004, we were awarded a letter of intent for a three-year contract from Apache North Sea Limited to take over the provision of drilling and maintenance services on its Forties Field.

         Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operated under a five-year agreement that expires in 2007, our labor contracts are generally renewable on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Drilling contractor crews will, therefore, typically remain on the platform until a field is depleted.

TECHNOLOGY, ENGINEERING SERVICES AND PROJECT MANAGEMENT

         Our technology initiative focuses on the design and development of drilling products, drilling-related software programs, technical solutions to enhance drilling efficiency, and applications that allow us to drill in deeper water depths with less capital investment. These functions are performed by our NED and Maurer subsidiaries. In addition, through our downhole technology subsidiaries we operate our Well Director(TM) automatic rotary steerable drilling system.

         We provide well site management, project management and engineering services through our Triton subsidiary.

         We also provide engineering services for the design of drilling equipment for offshore development. We work on a contract basis with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability.

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

          Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers' expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. Despite higher oil prices in 2003 and 2002 as compared to 2001, drilling activity in many international markets, which are influenced more by oil prices than natural gas prices, was generally weaker in 2003 as compared to 2002 and 2001. We believe that operators in international markets have been reluctant to increase drilling activity materially since the latter part of 2002, despite higher oil prices, due to the uncertainty surrounding the world economy and the political conditions in the Middle East (including military action in Iraq and efforts to rebuild and restore a functioning government in
Iraq) and Nigeria, which contributed to the higher oil prices.

          Natural gas prices in the U.S. were higher during 2003 as compared to 2002, as inventory storage has fallen below average historical levels. The decline in natural gas inventory storage is attributable to reduced North American natural gas production. Despite the higher natural gas prices, operators on average have not increased offshore drilling activities. We believe this is due principally to a lack of quality drilling prospects and the uncertainty surrounding the world economy.

         Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. We believe that a significant decrease from recent historical average oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Furthermore, oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels in the near term.

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

EMPLOYEES

         At December 31, 2003, we had 3,364 employees, of whom approximately 50 percent were engaged in international operations and approximately 50 percent were engaged in domestic operations. Even though approximately 75 percent of our fleet is deployed internationally, our customers under certain contracts in Mexico, India and the Mediterranean Sea provide the personnel for a greater number of the labor positions on the rig than we do typically. In addition, the percentage of total employees represented by international operations was lower at December 31, 2003 due to stacked rigs in West Africa. We are not a party to any collective bargaining agreements that are material. We consider our employee relations to be satisfactory.

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

         We also make available on our website the following:

               o Charters for the Audit, Finance, Compensation and Nominating
                 Committees of our Board of Directors;

               o Our code of business conduct and ethics;

               o Our Memorandum and Articles of Association; and

               o Methods for contacting members of our Board of Directors.

         Printed copies of our committee charters and code of business conduct and ethics are available in print to any member who requests them.

ITEM 2.  PROPERTIES

DRILLING FLEET

         Our offshore drilling rig fleet consists of 57 units composed of 13 semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three drillships, 38 jackup rigs and three submersibles. The rig count includes one drillship and one jackup unit in which we have partial ownership interests through joint ventures and one jackup rig operated pursuant to a long-term lease ("bareboat charter") agreement. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

SEMISUBMERSIBLES

         Our semisubmersible fleet consists of 13 units. Among the 13 are five units that have been converted to Noble EVA-4000(TM) semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles (two of which require substantial capital expenditure upgrades to place in operational condition). Also included in this fleet are two Pentagone 85 semisubmersibles, two Bingo 9000 baredeck hulls, and one semisubmersible capable of operating in harsh environments. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a dynamic positioning system and can drill in many areas where jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are designed to work in water depths of up to 8,900 feet, depending on the unit. Semisubmersibles are typically more expensive to construct and operate than jackup rigs.

         We have extended the water depth capability of certain of our semisubmersibles and of certain of our dynamically positioned drillships discussed below by the deployment of our proprietary aluminum alloy riser (see "Item 1. Business-Business Developments During 2003").

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

JACKUP RIGS

         We have 38 jackup rigs in the fleet, including one in which we own a 50 percent interest through a joint venture and one that we operate pursuant to a long-term bareboat charter agreement. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackup rigs are independent leg (i.e., the legs can be raised or lowered independently of each other), cantilevered rigs. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between eight and 390 feet, depending on the jackup rig.

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

         We do not consider these submersibles as core assets and would consider them as disposition candidates. We believe the market value of each of these assets exceeds its net book value, and any disposition based on current market conditions would not result in a loss.

         The following table sets forth certain information concerning our drilling rig fleet at January 31, 2004. The table does not include two jackup rigs on which we have options to purchase (see "Item 1.Business-Business Developments During 2003"). The table does not include any rigs owned by operators for which we had labor contracts or letters of intent as of January 31, 2004. We operate and, unless otherwise indicated, own all of the rigs included in the table.

                                 DRILLING FLEET

                                                                                    WATER   DRILLING
                                                                                    DEPTH    DEPTH
                                                                     YEAR BUILT     RATING  CAPACITY
                NAME                              MAKE               OR REBUILT(1)  (FEET)   (FEET)     LOCATION          STATUS(2)
------------------------------------------------------------------------------------------------------------------------------------
SEMISUBMERSIBLES - 13
Noble Paul Wolff  (T)                     Noble EVA-4000(TM)- DP         1999 R      8,900   30,000   Brazil               Active
Noble Paul Romano  (T)                    Noble EVA-4000(TM)             1998 R      6,000   30,000   U.S. Gulf of Mexico  Active
Noble Amos Runner (T)                     Noble EVA-4000(TM)             1999 R      6,600   30,000   U.S. Gulf of Mexico  Active
Noble Jim Thompson (T)                    Noble EVA-4000(TM)             1999 R      6,000   30,000   U.S. Gulf of Mexico  Active
Noble Max Smith (T)                       Noble EVA-4000(TM)             1999 R      6,000   30,000   U.S. Gulf of Mexico  Active
Noble Homer Ferrington (T)                Friede & Goldman 9500          2000 R      6,000   30,000   U.S. Gulf of Mexico  Active
                                            Enhanced Pacesetter
Noble Ton van Langeveld (T) (3)           Offshore Co. SCP III           2000 R      1,500   20,000   U.K.                 Active
Noble Lorris Bouzigard (T) (5)            Pentagone 85                   2003 R      4,000   25,000   U.S. Gulf of Mexico  Active
Noble Therald Martin (T) (5)              Pentagone 85                   2003 R      4,000   25,000   U.S. Gulf of Mexico  Available
Noble Clyde Boudreaux (T) (4)             Friede & Goldman 9500          1987       10,000   25,000   U.S. Gulf of Mexico  Shipyard
                                            Enhanced Pacesetter
Noble Dave Beard (T) (4)                  Friede & Goldman 9500          1986       10,000   25,000   China                Shipyard
                                            Enhanced Pacesetter
Bingo 9000 Rig 3 (4)                      Trosvik Bingo 9000             1999       10,000   30,000   China                Shipyard
Bingo 9000 Rig 4 (4)                      Trosvik Bingo 9000             1999       10,000   30,000   China                Shipyard
------------------------------------------------------------------------------------------------------------------------------------
DYNAMICALLY POSITIONED DRILLSHIPS - 3
Noble Roger Eason (T)                     Nedlloyd                       1997 R      6,000   25,000   Brazil               Shipyard
Noble Leo Segerius (T)                    Gusto Engineering Pelican
                                          Class                          1996 R      5,000   20,000   Brazil               Active
Noble Muravlenko (T) (6)                  Gusto Engineering Pelican
                                          Class                          1997 R      4,000   21,000   Brazil               Active
------------------------------------------------------------------------------------------------------------------------------------
INDEPENDENT LEG CANTILEVERED JACKUPS - 38
Noble Bill Jennings (T)                   MLT 84 - E.R.C.                1997 R        390   25,000   Mexico               Active
Noble Eddie Paul (T)                      MLT 84 - E.R.C.                1995 R        390   25,000   U.S. Gulf of Mexico  Active
Noble Leonard Jones (T)                   MLT 53 - E.R.C.                1998 R        390   25,000   Mexico               Active
Noble Julie Robertson (T) (3) (7)         Baker Marine Europe Class      2000 R        390   25,000   U.K                  Available
Noble Al White (T) (3)                    CFEM T-2005C                   1997 R        360   25,000   The Netherlands      Active
Noble Kolskaya (T) (3) (8)                Gusto Engineering-C            1997 R        330   25,000   The Netherlands      Active
Noble Byron Welliver (T) (3)              CFEM T-2005C                   1982          300   25,000   Denmark              Active
Noble Johnnie Hoffman (T)                 Baker Marine BMC 300           1993 R        300   25,000   Mexico               Active
Noble Roy Butler (T) (9)                  F&G L-780 MOD II               1996 R        300   25,000   Nigeria              Active
Noble Tommy Craighead (T)                 F&G L-780 MOD II               2003 R        300   25,000   Nigeria              Active
Noble Kenneth Delaney (T)                 F&G L-780 MOD II               1998 R        300   25,000   U.A.E.               Active
Noble Percy Johns (T)                     F&G L-780 MOD II               1995 R        300   25,000   Nigeria              Available
Noble George McLeod (T)                   F&G L-780 MOD II               1995 R        300   25,000   U.A.E.               Active
Noble Jimmy Puckett (T)                   F&G L-780 MOD II               2002 R        300   25,000   U.A.E.               Active
Noble Gus Androes (T)                     Levingston 111-C               1996 R        300   25,000   Qatar                Active
Noble Lewis Dugger (T)                    Levingston 111-C               1997 R        300   20,000   Mexico               Active
Noble Ed Holt (T)                         Levingston 111-C               1994 R        300   25,000   India                Active
Noble Sam Noble (T)                       Levingston 111-C               1982          300   25,000   Mexico               Active
Noble Gene Rosser (T)                     Levingston 111-C               1996 R        300   20,000   Mexico               Active
Noble John Sandifer (T)                   Levingston 111-C               1995 R        300   20,000   Mexico               Active
Panon (T) (10)                            Levingston 111-C               2001 R        300   20,000   U.A.E.               Active
Noble Gene House(T)                       MODEC 300C-38                  1981          300   25,000   U.A.E.               Available
Noble Charlie Yester(T)                   MLT Class 116-C                1980          300   25,000   India                Active
Noble Roy Rhodes (T) (11)                 MLT Class 116-C                1979          300   25,000   U.A.E.               Active
Noble Charles Copeland (T)                MLT Class 82-SD-C              2001 R        250   20,000   Bahrain              Active
Noble Earl Frederickson (T)               MLT Class 82-SD-C              1979          250   20,000   Mexico               Active
Noble Tom Jobe (T)                        MLT Class 82-SD-C              1982          250   25,000   U.S. Gulf of Mexico  Active
Noble Ed Noble (T)                        MLT Class 82-SD-C              1990 R        250   20,000   Nigeria              Available
Noble Lloyd Noble (T)                     MLT Class 82-SD-C              1990 R        250   20,000   Nigeria              Available
Noble Carl Norberg (T)                    MLT Class 82-C                 2003 R        250   20,000   Mediterranean Sea    Active
Noble Chuck Syring (T)                    MLT Class 82-C                 1996 R        250   20,000   Qatar                Active
Noble George Sauvageau (T) (3)            NAM Nedlloyd-C                 1981          250   20,000   The Netherlands      Active
Noble Ronald Hoope (T) (3)                Marine Structure CJ-46         1982          250   25,000   U.K                  Active
Noble Lynda Bossler (T) (3)               Marine Structure CJ-46         1982          250   25,000   The Netherlands      Active
Noble Piet van Ede (T) (3)                Marine Structure CJ-46         1982          250   25,000   The Netherlands      Active
Noble Dick Favor                          Baker Marine BMC 150           1993 R        150   20,000   U.A.E.               Shipyard
Noble Don Walker  (T)                     Baker Marine BMC 150           1992 R        150   20,000   Nigeria              Available
Dhabi II (T)                              Baker Marine BMC 150           1981          150   20,000   U.A.E.               Active
------------------------------------------------------------------------------------------------------------------------------------
SUBMERSIBLES - 3
Noble Joe Alford                          Pace Marine 85G                1997 R         85   25,000   U.S. Gulf of Mexico  Available
Noble Lester Pettus                       Pace Marine 85G                1997 R         85   25,000   U.S. Gulf of Mexico  Active
Noble Fri Rodli                           Transworld                     1998 R         70   25,000   U.S. Gulf of Mexico  Active
------------------------------------------------------------------------------------------------------------------------------------

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

(5) Water depth rating is pursuant to the use of Noble's proprietary aluminum alloy riser. For additional information regarding units on which the aluminum alloy riser is or will be deployed, see "Item 1.Business-Business Developments During 2003."

(6) We operate the unit and own an 82 percent interest in the unit through a joint venture.

(7) Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 180 feet of water. We own the additional legs required to extend the drilling depth capability to 390 feet of water. The Noble Julie Robertson status became active subsequent to January 31, 2004.

(8)      We operate the unit pursuant to a long-term bareboat charter agreement.

(9) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

(10)     We own a 50 percent interest in the unit through a joint venture.

(11) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. The estimated cost of adding the additional leg capacity is $2,400,000.

FACILITIES

         Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in St. Michael, Barbados; New Orleans, Louisiana; Leduc, Alberta and St. John's, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Stavanger, Norway; Ciudad Ojeda, Venezuela; Del Carmen, Mexico; Doha, Qatar; Abu Dhabi and Dubai, U.A.E.; Beverwijk, The Netherlands; Macae, Brazil; Essen and Lachendorf, Germany; Moscow, Russia; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities in Bayou Black, Louisiana and Aberdeen, Scotland.

ITEM 3.  LEGAL PROCEEDINGS

         Noble Asset Company Limited ("NACL"), a wholly-owned, indirect subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,300,000 and a customs bond, both of which remain in place. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

         We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 1, 2004 with respect to our executive officers:

          NAME               AGE                                     POSITION
          ----               ---                                     --------
James C. Day                  60            Chairman of the Board and Chief Executive Officer and Director

Mark A. Jackson               48            Senior Vice President and Chief Financial Officer

Danny W. Adkins               53            Senior Vice President - Operations, Noble Drilling Corporation

Julie J. Robertson            48            Senior Vice President - Administration and Corporate Secretary

         James C. Day has served as Chairman of the Board of Noble since October 22, 1992 and as Chief Executive Officer since January 1, 1984, and he served as President from January 1, 1984 to January 1, 1999. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble since 1984. Mr. Day is also a director of Global Industries, Ltd., Noble Energy, Inc. and ONEOK, Inc., and a trustee of The Samuel Roberts Noble Foundation, Inc.

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

         Danny W. Adkins has served as Senior Vice President - Operations of Noble Drilling since November 1, 2003. Prior to that, he held the same position with Noble Drilling International (Cayman) Ltd. since August 2000. From March 1997 to August 2000, Mr. Adkins served consecutively as Vice President - Engineering and Senior Vice President - Engineering for Noble Drilling Services Inc. From September 1994 to March 1997, he served as Vice President - Operations for Noble Drilling Services Inc. Prior to September 1994, Mr. Adkins served consecutively in the positions of Manager of Engineering and Vice President - Operations for a predecessor subsidiary of Noble, beginning in December 1990.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Noble's ordinary shares are listed and traded on the New York Stock Exchange under the symbol "NE". The following table sets forth for the periods indicated the high and low sales prices of our ordinary shares:

                                                                        HIGH                    LOW
                                                                        ----                    ---
2003

         First quarter........................................    $      38.40           $     31.18
         Second quarter.......................................           37.80                 30.46
         Third quarter........................................           36.61                 31.37
         Fourth quarter.......................................           37.46                 32.75

2002

         First quarter........................................    $      41.39           $     28.36
         Second quarter.......................................           45.79                 38.15
         Third quarter........................................           38.70                 28.15
         Fourth quarter.......................................           37.79                 30.34

         We have not paid any cash dividends on our ordinary shares, and Noble Drilling did not pay any cash dividends on shares of its common stock since it became a publicly held corporation in October 1985. As a result of the reduction in the U.S. individual tax rates on corporate dividends enacted in 2003 and other economic and market considerations, Noble's board of directors reviews Noble's dividend policy from time to time. To date, we have no current plan to commence the payment of regular dividends on our ordinary shares.

         At February 17, 2004, there were 1,564 record holders of ordinary shares.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                   2003           2002          2001         2000           1999
                                                   ----           ----          ----         ----           ----
                                                              (In thousands, except per share amounts)
STATEMENT OF INCOME DATA
Operating revenues .........................   $    987,380   $   990,248  $  1,029,760  $    898,224   $    715,598
Net income (1) .............................        166,416       209,503       262,922       165,554         84,469
Per share:
    Basic...................................   $       1.26   $      1.58  $       1.98  $       1.24   $       0.64
    Diluted.................................           1.25          1.57          1.96          1.22           0.64

BALANCE SHEET DATA (AT END OF PERIOD)
Cash and Marketable securities (2)..........   $    237,843   $   274,134  $    287,672  $    177,124   $    136,837
Property and equipment, net.................      2,625,866     2,471,043     2,149,217     2,095,129      2,049,769
Total assets................................      3,189,633     3,065,714     2,750,740     2,595,531      2,432,324
Long-term debt..............................        541,907       589,562       550,131       650,291        730,893
Total debt (3)..............................        589,573       670,139       605,561       699,642        790,353
Shareholders' equity........................      2,178,425     1,989,210     1,778,319     1,576,719      1,398,042

OTHER DATA
Net cash provided by operating activities...   $    365,308   $   445,364  $    451,046  $    330,736   $    277,443
Acquisitions and related capital upgrades...        194,400       356,854        50,440        58,993        359,021
Other capital expenditures..................        112,734       121,500        89,426        66,206         62,658

------------------

(1) The 1999 amount includes a non-recurring restructuring charge of $4,861,000, net of tax, related to early retirement packages offered to a number of domestic employees and the relocation of our Lafayette, Louisiana office to Sugar Land, Texas.

(2)      Includes restricted cash of $0, $8,668,000, $9,366,000, $3,889,000 and
         $4,010,000 at December 31, 2003, 2002, 2001, 2000 and 1999,
         respectively.

(3)      Consists of long-term debt and current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist you in understanding our financial position as of December 31, 2003 and 2002, and our results of operations for each of the three years in the period ended December 31, 2003. You should read the accompanying consolidated financial statements and their notes in conjunction with this discussion.

BUSINESS ENVIRONMENT

         Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers' expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. Despite higher oil prices in 2003 and 2002 as compared to 2001, drilling activity in many international markets, which are influenced more by oil prices than natural gas prices, was generally weaker in 2003 as compared to 2002 and 2001. We believe that operators in international markets have been reluctant to increase drilling activity materially since the latter part of 2002, despite higher oil prices, due to the uncertainty surrounding the world economy and the political conditions in the Middle East (including the military action in Iraq and the efforts to rebuild and restore a functioning government in Iraq) and Nigeria, which contributed to the higher oil prices.

          Natural gas prices in the U.S. were higher during 2003 as compared to 2002, as inventory storage has fallen below average historical levels. The decline in natural gas inventory storage is attributable to reduced North American natural gas production. Despite the higher natural gas prices, operators on average have not increased offshore drilling activities. We believe this is due principally to a lack of quality drilling prospects and the uncertainty surrounding the world economy.

         Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels in the near term.

         We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services have an adverse effect on our results of operations.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas. We have also increased the number of jackups in key international markets. Since the beginning of 2000, through several acquisitions we have added six jackups to our international fleet, and we have acquired options to purchase two additional jackups.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

     GENERAL

         Net income for 2003 was $166,416,000, or $1.25 per diluted share, on operating revenues of $987,380,000, compared to net income of $209,503,000, or $1.57 per diluted share, on operating revenues of $990,248,000 for 2002.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2003 and 2002:

                                       AVERAGE RIG
                                     UTILIZATION (1)             OPERATING DAYS (2)             AVERAGE DAYRATE
                                     ---------------             ------------------             ---------------
                                     2003         2002            2003         2002           2003           2002
                                     ----         ----            ----         ----           ----           ----
International (3):
  Jackups........................     82%          97%            9,620        8,480        $  51,614     $  58,149
  Semisubmersibles - >6,000'(4)..    100%         100%              365          365          149,217       129,472
  Semisubmersibles - <6,000'(5)..     95%          74%              347          269           44,131        61,882
  Drillships.....................     98%          86%            1,071          938           75,296        67,464
                                     ---          ---            ------       ------        ---------     ---------
  Total International............     84%          95%           11,403       10,052        $  56,735     $  61,708
                                     ===          ===            ======       ======        =========     =========
Domestic (6):
  Jackups........................     91%          86%            1,144        2,832        $  30,271     $  28,723
  Semisubmersibles - >6,000'(4)..     87%          91%            1,580        1,667          120,784       120,217
  Semisubmersibles - <6,000'(5)..     29%           -               107            -           45,025             -
  Submersibles...................     77%          56%              613          435           20,188        19,271
                                     ---          ---            ------       ------        ---------     ---------
  Total Domestic.................     81%          84%            3,444        4,934        $  70,457     $  58,802
                                     ===          ===            ======       ======        =========     =========

----------------------
(1) Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2) Information reflects the number of days that our rigs were operating under contractual terms.

(3) "International" encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4) These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5) These units have water depth ratings less than 6,000 feet.

(6) "Domestic" encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and direct operating expenses for our international operations for 2003 and 2002:

                                                         OPERATING REVENUES           DIRECT OPERATING EXPENSES
                                                         ------------------           -------------------------
                                                         2003         2002             2003           2002
                                                         ----         ----             ----           ----
                                                                           (In thousands)
Contract drilling services......................    $    646,949  $      620,289   $     380,029  $     325,830
Reimbursables (1)...............................          19,976          15,537          15,695         13,805
Labor contract drilling services................          28,492          26,416          22,642         20,951
Engineering, consulting and other...............           8,779          11,197          10,820          9,907
                                                    ------------  --------------   -------------  -------------
         Total..................................    $    704,196  $      673,439   $     429,186  $     370,493
                                                    ============  ==============   =============  =============

----------------------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. International contract drilling services revenues increased $26,660,000 due to additional operating days for our jackup rigs in Mexico and the Middle East, and a higher average dayrate and additional operating days in Brazil, partially offset by lower utilization rates on jackup rigs in West Africa and lower average dayrates in the North Sea. The additional operating days in Mexico were attributable to the mobilization of seven rigs to Mexico from the U.S. Gulf of Mexico beginning in September 2002. The mobilization of these jackup rigs was pursuant to our long-standing business strategy of deploying our assets in important geological regions. We believe the long-term financial returns for our jackup rigs will be higher in international regions due to a lack of quality drilling prospects in the U.S. Gulf of Mexico at water depths applicable to these units. As a result, we made the strategic decision to mobilize these units to Mexico for long-term contracts with Petroleos Mexicanos ("Pemex"). The additional operating days in the Middle East were attributable to the operations of the Noble Roy Rhodes and Dhabi II jackups, which we purchased in December 2002. Operating days increased in Brazil due to the completion of regulatory drydocks on two of our drillships during 2002.

         Demand in the West Africa region began to decline in the latter part of 2002 due to political unrest attributable to elections and strikes. Although this unrest declined towards the end of 2003, demand did not improve as our customers were in the process of obtaining approval for projects from the government-affiliated oil companies. Due to geology which is favorable for offshore exploration and production, we believe that prospects for drilling activity in the West Africa region are good and that our operations in the region will provide financial returns over time which are comparable to other key international regions, and consistent with returns in the West Africa region in the years immediately preceding the rise in political unrest in 2002. As a result, we elected to keep our jackup rigs in this market during 2003 and currently.

         We believe the gradual maturing of the North Sea basin contributed to the decrease in average dayrates in the North Sea. We also believe that any improvement in dayrates in this region will be driven by the independent operators, who historically have been more aggressive than major oil and gas companies in developing smaller reserve targets. The average dayrates on our Noble Paul Wolff semisubmersible and three drillships in Brazil increased from 2002 due to the receipt of performance bonuses for reducing operational downtime.

         Labor contract drilling services revenues increased $2,076,000 as a result of foreign exchange fluctuation due in large part to our operations in Canada on the Hibernia project. We are paid for that work in Canadian dollars, and the Canadian dollar was stronger in 2003 as compared to the U.S. dollar. In addition, contractual provisions covering the Hibernia project allowed for increases in the labor, maintenance and administrative portions of the dayrate on the Hibernia project during 2003. These increases were partially offset by lower utilization on two of our North Sea labor contracts. International engineering, consulting and other revenues decreased $2,418,000 due to reduced activity on an engineering services engagement in the North Sea, partially offset by additional project management engagements performed by our Triton Engineering Services Company ("Triton") subsidiary.

         DIRECT OPERATING EXPENSES. Direct operating expenses for our international contract drilling services increased $54,199,000 due to the additional operating days in Mexico, the Middle East and Brazil, and labor increases in all regions. In addition, these expenses increased due to stacked costs on two jackups we acquired in the Middle East during 2003, and the costs to mobilize one jackup rig to the Middle East from Brazil and one jackup rig to the Mediterranean Sea from the U.S. Gulf of Mexico. These increases were partially offset by lower insurance costs. We did not reduce our operating expenses in West Africa significantly during 2003 even though we experienced fewer operating days there, because we maintained a standard crew size on stacked units in order to perform repairs, maintenance, and asset preservation work.

         Direct operating expenses for our international labor contract drilling services increased $1,691,000 due to the stronger Canadian dollar and higher labor, maintenance and administrative costs related to our Hibernia project in Canada, partially offset by lower utilization on two of our North Sea labor contracts. International engineering, consulting and other direct operating expenses increased $913,000 due to additional project management engagements performed by Triton and the testing and development of our Well Director(TM) automatic rotary steerable drilling system, partially offset by reduced activity on an engineering services engagement in the North Sea.

     DOMESTIC OPERATIONS

The following table sets forth the operating revenues and direct operating expenses for our domestic operations for 2003 and 2002:

                                                        OPERATING REVENUES          DIRECT OPERATING EXPENSES
                                                        ------------------          -------------------------
                                                         2003          2002            2003           2002
                                                         ----          ----            ----           ----
                                                                           (In thousands)
Contract drilling services......................    $    242,654  $     290,130    $     125,009  $     162,799
Reimbursables (1)...............................          24,238         10,646           23,329          9,253
Engineering, consulting and other...............          16,292         16,033           17,429         17,961
                                                    ------------  -------------    -------------  -------------
         Total..................................    $    283,184  $     316,809    $     165,767  $     190,013
                                                    ============  =============    =============  =============

----------------------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $47,476,000 due to fewer operating days on our domestic jackup rigs following the mobilization of seven rigs from the U.S. Gulf of Mexico to Mexico beginning in September 2002, and lower utilization on our semisubmersibles. The mobilization of these jackup rigs was pursuant to our long-standing business strategy of deploying our assets in important geological regions as described earlier. Although we continue to evaluate opportunities to mobilize one or more of our semisubmersibles from the U.S. Gulf of Mexico to international regions, we believe the drilling prospects in the U.S. Gulf of Mexico for semisubmersibles should improve. We believe the decline in demand for these units in 2003 was attributable more to uncertainty with the world economy than a lack of quality drilling prospects.

          Domestic engineering, consulting and other revenues increased $259,000 due to additional revenue from interests in deepwater oil and gas properties, which began producing during the latter part of 2002, and revenue earned by the Noble Homer Ferrington semisubmersible while the unit was not operating, pursuant to its long-term contract. These increases were partially offset by fewer projects undertaken by our Maurer Technology Incorporated ("Maurer") subsidiary.

         DIRECT OPERATING EXPENSES. Direct operating expenses for our domestic contract drilling services decreased $37,790,000 due to the fewer operating days on our domestic jackup rigs and lower insurance costs as we incurred no hull and machinery claims during 2003, partially offset by an increase in direct operating expenses due to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles during 2003. Domestic engineering, consulting and other direct operating expenses decreased $532,000 due to lower research and development costs in 2003 by our Noble Engineering & Development Limited ("NED") subsidiary and fewer research projects undertaken by Maurer, partially offset by operating costs from our interests in deepwater oil and gas properties.

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $22,973,000 due to the acquisition of the Dhabi II and Noble Roy Rhodes international jackup rigs in December 2002, the acquisition of the Noble Gene House and Noble Charlie Yester international jackup rigs in July 2003 and September 2003, respectively, and the activation of the Noble Lorris Bouzigard and Noble Therald Martin domestic semisubmersibles in March 2003 and November 2003, respectively, following each unit's upgrade.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $305,000 due to nonrecurring professional fees and filing fees incurred during the first half of 2002 related to our corporate restructuring. This decrease was partially offset by unrealized gains in 2002 on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan, which increased the related liability for the plan in 2003, and higher pension expense in 2003 due to a lower discount rate and assumed long-term rate of return on plan assets for 2003.

         GAIN ON SALE OF PROPERTY AND EQUIPMENT. Gain on sale of property and equipment decreased by $2,436,000 due to a gain in 2002 of $5,908,000 on the sale of our interest in one of our deepwater oil and gas properties to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs on this property. In 2003, we sold our interest in another deepwater oil and gas property to ENI Petroleum for $5,200,000 in cash. We realized a gain of $3,472,000 upon the sale of our interest in this property.

         INTEREST EXPENSE. Interest expense decreased $2,331,000 due to the continued retirement of higher interest rate debt in 2003. We made payments of long-term debt totaling $80,580,000 in 2003.

         OTHER, NET. Income reported in Other, net increased $3,747,000 as 2002 included a realized loss of $9,758,000 on an investment in marketable equity securities resulting from a decline in value considered by management to be other than temporary. The 2002 loss was offset by interest income earned on our cash and marketable securities and equity in income of joint ventures. In 2003, interest income on our cash and marketable securities decreased $2,007,000 from 2002 as our average balance in these investments was approximately $47,000,000 lower than 2002, which was compounded by a 30 percent decrease in our average yield on these investments.

         INCOME TAX PROVISION. Income tax provision decreased $13,254,000 due to lower pre-tax earnings and a lower effective tax rate. The effective tax rate was 11 percent in 2003 compared to 14 percent in 2002. The lower effective tax rate in 2003 was a result of our corporate restructuring in April 2002 and a higher percentage of our pretax earnings being derived from our international operations, which generally have lower effective tax rates than our domestic operations.

2002 COMPARED TO 2001

    GENERAL

         Net income for 2002 was $209,503,000, or $1.57 per diluted share, on operating revenues of $990,248,000, compared to net income of $262,922,000, or $1.96 per diluted share, on operating revenues of $1,029,760,000 for 2001.

         RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization, operating days and average dayrate for our offshore fleet for 2002 and 2001:

                                      AVERAGE RIG
                                     UTILIZATION (1)             OPERATING DAYS (2)             AVERAGE DAYRATE
                                     ---------------             ------------------             ---------------
                                      2002       2001            2002          2001           2002          2001
                                      ----       ----            ----          ----           ----          ----
International (3):
  Jackups........................      97%        90%            8,480        7,125        $  58,149     $  51,579
  Semisubmersibles - >6,000'(4)..     100%       100%              365          365          129,472       139,492
  Semisubmersibles - <6,000'(5)..      74%        70%              269          256           61,882        74,997
  Drillships.....................      86%        89%              938          972           67,464        59,935
                                      ---        ---            ------        -----        ---------     ---------
  Total International............      95%        90%           10,052        8,718        $  61,708     $  56,879
                                      ===        ===            ======        =====        =========     =========
Domestic (6):
  Jackups........................      86%        89%            2,832        3,355        $  28,723     $  51,608
  Semisubmersibles - >6,000'(4)..      91%        96%            1,667        1,743          120,217       140,400
  Semisubmersibles - <6,000'(5)..       -          -                 -            -                -             -
  Submersibles...................      56%        86%              435          937           19,271        34,384
                                      ---        ---            ------        -----        ---------     ---------
  Total Domestic.................      84%        90%            4,934        6,035        $  58,802     $  74,578
                                      ===        ===            ======        =====        =========     =========

----------------------

(1) Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2) Information reflects the number of days that our rigs were operating under contractual terms.

(3) "International" encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa and India.

(4) These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5) These units have water depth ratings less than 6,000 feet.

(6) "Domestic" encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and direct operating expenses for our international operations for 2002 and 2001:

                                                           OPERATING REVENUES          DIRECT OPERATING EXPENSES
                                                           ------------------          -------------------------
                                                           2002            2001          2002            2001
                                                           ----            ----          ----            ----
                                                                           (In thousands)
Contract drilling services.......................      $  620,289       $ 495,870      $ 325,830      $  266,773
Reimbursables (1) ...............................          15,537          16,991         13,805          16,508
Labor contract drilling services.................          26,416          31,292         20,951          25,745
Engineering, consulting and other................          11,197          11,393          9,907           7,491
                                                       ----------       ---------      ---------      ----------
         Total...................................      $  673,439       $ 555,546      $ 370,493      $  316,517
                                                       ==========       =========      =========      ==========

----------------------

(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. International contract drilling services revenues increased $124,419,000 due to higher average dayrates for jackups in the North Sea, the Middle East and West Africa and additional operating days for jackups in Mexico and the Middle East. We believe the higher average dayrates were attributable to an increase in demand for our drilling rigs by our customers, driven by higher crude oil prices in 2002 than in 2001. Our semisubmersible in Brazil did not realize a similar increase in dayrate because this unit was operating under a long-term contract entered into prior to 2002. The average dayrate on our drillships in Brazil increased due to a contract renewal on one unit at a dayrate approximately 80 percent higher than the previous dayrate. The previous contract was in effect at the time we acquired this unit in 1996. Our semisubmersible in Brazil realized a lower average dayrate in 2002 due to the receipt of lower performance bonuses in 2002 than in 2001.

         The additional operating days in Mexico were attributable to the mobilization of four jackup rigs to Mexico from the U.S. Gulf of Mexico for long-term contracts beginning in September 2002. During 2001, we mobilized one jackup rig from the U.S. Gulf of Mexico to the Middle East, which contributed to the increase in operating days. In addition, we realized additional operating days in the Middle East on another jackup rig which resumed operations after suffering damage during a tow in 2001.

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

         DIRECT OPERATING EXPENSES. Direct operating expenses for our international contract drilling services increased by $59,057,000 due to the additional operating days in Mexico and the Middle East, higher labor costs in all of our operating regions due to compensation increases, and higher insurance costs. Direct operating expenses for our international labor contract drilling services decreased $4,794,000 due to fewer equipment rentals on the Hibernia Project in Canada and lower utilization on our North Sea labor contracts. International engineering, consulting and other direct operating expenses increased $2,416,000 due to the expansion of our technology initiative to certain international markets during 2002 and the additional engineering services contract in the North Sea, partially offset by the reduction in equipment fabrication services in the North Sea.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and direct operating expenses for our domestic operations for 2002 and 2001:

                                                         OPERATING REVENUES           DIRECT OPERATING EXPENSES
                                                         ------------------           -------------------------
                                                           2002           2001           2002          2001
                                                           ----           ----           ----          ----
                                                                           (In thousands)
Contract drilling services.......................      $  290,130      $  450,079     $ 162,799     $   164,991
Reimbursables (1) ...............................          10,646          12,131         9,253          10,923
Engineering, consulting and other................          16,033          12,004        17,961          10,170
                                                       ----------      ----------     ---------     -----------
         Total...................................      $  316,809      $  474,214     $ 190,013     $   186,084
                                                       ==========      ==========     =========     ===========

----------------------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $159,949,000, as soft market conditions in the U.S. Gulf of Mexico resulted in lower average dayrates and lower utilization. The average dayrate for one of our semisubmersibles, the Noble Paul Romano, decreased approximately 30 percent due to completion of a long-term contract in December 2001. The contract commenced in December 1998. In addition, we moved four jackup rigs out of the U.S. Gulf of Mexico for long-term contracts in Mexico during the latter part of 2002. Domestic engineering, consulting and other revenues increased $4,029,000 due to additional revenue from interests in deepwater oil and gas properties, which began producing during 2002, and a significant project management engagement by our Triton subsidiary, partially offset by fewer of our NED subsidiary's Noble DrillSmart System(TM) units on third-party rigs.

         DIRECT OPERATING EXPENSES. Direct operating expenses for our domestic contract drilling services decreased $2,192,000 due to the mobilization of four jackup rigs out of the U.S. Gulf of Mexico for long-term contracts in Mexico during the latter part of 2002, partially offset by higher insurance costs. Domestic engineering, consulting and other direct operating expenses increased by $7,791,000 due to a significant project management engagement by Triton and operating costs from our interests in deepwater oil and gas properties, partially offset by fewer of our NED's Noble DrillSmart System(TM) units on third-party rigs.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,642,000 due primarily to non-recurring professional fees and filing fees incurred in 2002 related to our corporate restructuring.

         GAIN ON SALE OF PROPERTY AND EQUIPMENT. We realized a gain in 2002 of $5,908,000 on the sale of our interest in one of our deepwater oil and gas properties to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs on this property.

         INTEREST EXPENSE. Interest expense decreased $5,130,000 due to the continued retirement of higher interest rate debt in 2002. We made payments of long-term debt totaling $60,772,000 in 2002. During 2002, we borrowed $125,000,000 on our credit facility. However, the average interest rate on this borrowing was lower than the average interest rate on our other debt.

         OTHER, NET. Income in Other, net decreased $9,547,000 due to recognition of a realized loss of $9,758,000 in 2002 on an investment in marketable equity securities resulting from a decline in value considered by management to be other than temporary. We also realized a $400,000 loss on the purchase and retirement in 2002 of $5,000,000 principal amount of our 7.50% Senior Notes due 2019. These 2002 losses were partially offset by interest income earned on our cash and marketable securities and equity in income of joint ventures. In 2001, we reported a $1,520,000 loss on the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes. In addition, interest income was lower in 2002 due to a lower average yield earned on our cash balances and investments in marketable securities as compared to 2001.

         INCOME TAX PROVISION. Income tax provision decreased $51,728,000 due to lower pre-tax earnings and a lower effective tax rate. The effective tax rate was 14 percent in 2002 compared to 25 percent in 2001. The lower effective tax rate in 2002 was a result of a higher percentage of our pretax earnings being derived from international operations, which generally have lower effective tax rates than our domestic operations, and the tax benefits attributable to our corporate restructuring.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         Our principal capital resource in 2003 was net cash provided by operating activities of $365,308,000, which compared to $445,364,000 and $451,046,000 in 2002 and 2001, respectively. At December 31, 2003, we had cash and cash equivalents of $139,467,000, marketable debt securities totaling $88,918,000, and approximately $55,521,000 of funds available under our bank credit facility. We had working capital, including cash, of $177,936,000 and $196,836,000 at December 31, 2003 and 2002, respectively. Total debt as a percentage of total debt plus shareholders' equity was 21 percent at December 31, 2003 and 25 percent at December 31, 2002.

         We did not repurchase any of our ordinary shares during 2003. During 2002, we repurchased 1,055,000 of our ordinary shares at a total cost of $33,966,000. During 2001, we repurchased 2,282,000 shares of Noble Drilling Corporation ("Noble Drilling") common stock at a total cost of $76,197,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.

         We did not sell any put options covering our ordinary shares during 2003. During 2002, we sold put options covering an aggregate of 1,300,000 of our ordinary shares in private transactions at an average price paid to us of $2.81 per option. Of the 1,300,000 options sold during 2002, 300,000 expired unexercised and 400,000 were exercised during 2002, which resulted in 600,000 options outstanding at December 31, 2002. All of these options had expired unexercised as of March 4, 2003. As of December 31, 2003, we have no purchase requirements with regard to any put options previously sold by us.

         These share repurchases and sales of put options were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of February 15, 2004, 10,249,000 shares remained available under this authorization.

         In 2003 we made total fundings of $22,155,000 to our domestic and international pension plans, including a discretionary funding of $17,100,000 during the fourth quarter. This discretionary funding did not have a material impact on our 2003 selling, general and administrative expenses, but it reduced our unfunded pension liability. During 2002 and 2001, we made fundings totaling $5,327,000 and $3,828,000, respectively, to our plans. We expect fundings in 2004 to approximate $5,000,000.

    CAPITAL EXPENDITURES

         Capital expenditures totaled $307,134,000 and $478,354,000 for 2003 and 2002, respectively. Capital expenditures during 2003 included capital upgrades to certain semisubmersibles of $108,100,000, the exercise prices of options to purchase the Noble Gene House (formerly Trident 19) and Noble Charlie Yester (formerly Trident 18) jackup rigs for $25,200,000 and $32,900,000, respectively, and the acquisition of options for $28,200,000 to purchase two additional jackup rigs from a subsidiary of A.P. Moeller. Capital expenditures during 2002 included the purchase of two semisubmersible drilling rigs, two baredeck hulls and two jackup drilling rigs for $171,000,000 in the aggregate, as well as options to purchase two additional jackup rigs for $24,900,000, $14,400,000 paid in connection with the acquisition of rotary steerable tools and WELLDONE Engineering GmbH, and capital upgrades to certain semisubmersibles of $146,554,000 (including the two acquired in 2002). In addition, deferred repair and maintenance expenditures totaled $36,984,000 and $42,771,000 for 2003 and 2002, respectively. We expect that our capital expenditures and deferred repair and maintenance expenditures for 2004 will aggregate approximately $190,000,000 and $55,000,000, respectively, including $61,800,000 for the exercise of the options to purchase the two additional jackup drilling rigs. We had no joint venture fundings in 2003 and anticipate none in 2004. For more information on acquisitions, see Note 3 of our accompanying consolidated financial statements. For information on deferred repair and maintenance expenditures and joint venture fundings, see Notes 1 and 6 of our accompanying consolidated financial statements.

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of December 31, 2003, we had approximately $25,600,000 of outstanding purchase commitments related to these projects, which are included in the projected 2004 capital expenditure and deferred repair and maintenance amounts above.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2004 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual project capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

    CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. In connection with our restructuring, Noble Corporation ("Noble") and its wholly-owned subsidiary, Noble Holding (U.S.) Corporation, have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. As of December 31, 2003, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $19,479,000, respectively, under the Credit Agreement, with $55,521,000 remaining available thereunder. Additionally, as of December 31, 2003, we had other letters of credit of $26,166,000 and $40,402,000 of performance and customs bonds that had been supported by surety bonds.

         At December 31, 2003, our debt had decreased to $589,573,000, including current maturities of $47,666,000, due to paydowns on our project financing debt during 2003 of $80,580,000. At December 31, 2003 and 2002, we had no off-balance sheet debt. For additional information on long-term debt, see Note 7 to our accompanying consolidated financial statements.

         We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

    SUMMARY OF CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

         The following table summarizes our contractual cash obligations and commitments at December 31, 2003 (dollar amounts are in thousands):

                                                                     PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------------
                                                              LESS THAN                                        AFTER
                                               TOTAL           1 YEAR       1-3 YEARS       3-5 YEARS         5 YEARS
                                               -----           ------       ---------       ---------         -------
CONTRACTUAL CASH OBLIGATIONS
Long-Term Debt........................     $   589,573       $   47,666     $ 147,603        $ 19,964        $ 374,340
Operating Leases .....................          16,091            2,060         3,470           3,142            7,419
Pension Fundings......................           5,000            5,000             -               -                -
Purchase Commitments..................          25,600           25,600             -               -                -
                                           -----------       ----------     ---------       ---------        ---------
Total Contractual Cash Obligations....     $   636,264       $   80,326     $ 151,073        $ 23,106        $ 381,759
                                           ===========       ==========     =========       =========        =========

                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                          ----------------------------------------------------------------------------
                                           TOTAL AMOUNTS      LESS THAN                                         OVER
                                            COMMITTED          1 YEAR        1-3 YEARS       3-5 YEARS         5 YEARS
                                            ---------          ------        ---------       ---------         -------
OTHER COMMERCIAL COMMITMENTS
Letters of Credit.....................     $    45,645       $   41,519     $   4,126       $       -        $       -
Surety Bonds..........................          40,402               20        35,167           5,215                -
                                           -----------       ----------     ---------       ---------        ---------
Total Commercial Commitments..........     $    86,047       $   41,539     $  39,293       $   5,215        $       -
                                           ===========       ==========     =========       =========        =========

CORPORATE RESTRUCTURING

         On April 30, 2002, Noble became the successor to Noble Drilling as part of the internal corporate restructuring of Noble Drilling and its subsidiaries approved by stockholders of Noble Drilling. The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling into Noble Drilling. Noble Drilling was the surviving entity in the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders' equity did not change as a result of the restructuring.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are those related to our property and equipment, impairment of long-lived assets, insurance reserves, revenue recognition and income taxes.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         We evaluate the realization of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate goodwill on at least an annual basis. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset's estimated fair value. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. No impairment losses were recorded on our property and equipment or goodwill balances during the years ended December 31, 2003, 2002 and 2001.

          However, on March 31, 2002, we recognized an impairment loss of $9,758,000 on an investment in equity securities resulting from a decline in value considered by management to be other than temporary. There were no other impairment losses during the years ended December 31, 2003, 2002 and 2001.

INSURANCE RESERVES

         We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the fair value of each rig. During 2003, we retained the first $10,000,000 per occurrence under this policy. Our protection and indemnity policy, which insures us for personal injury to our drilling crews, had a standard deductible of $100,000 per occurrence during 2003. In addition, we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for these deductibles during the year and the insurance retention reserve is adjusted based on our actual claims losses during the year.

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

INCOME TAXES

         Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble's subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax liability in these circumstances would not have had a material effect on our results of operations for 2003, 2002 or 2001, and would have had no effect on our liquidity or our cash flows.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses or receive a majority of the variable interest entity's expected residual returns. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. In December 2003, the FASB issued FIN 46-R, which amended the effective date of FIN 46 other than for variable interest entities which are special purpose entities created prior to February 1, 2003. Pursuant to FIN 46-R, except for special purpose entities, the consolidation and disclosure provisions of FIN 46 are effective for reporting periods ending after March 15, 2004. The disclosure and consolidation provisions of FIN 46 apply immediately to special purpose entities. We do not expect to consolidate our equity interest in our Noble Crosco Drilling Ltd. joint venture under the provisions of FIN 46-R, and therefore we do not expect our adoption of FIN 46-R to have a material impact on our consolidated results of operations, cash flows or financial position. For additional information on our Noble Crosco Drilling Ltd. joint venture, see Note 6 to our accompanying consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 affects the classification of certain freestanding instruments, including mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments, and financial instruments that embody unconditional obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on a fixed monetary amount known at inception or an event trigger other than changes in its own equity instruments. SFAS 150 is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company's financial statements in certain situations, including when a finite-lived entity is consolidated. Our adoption of all currently required provisions of SFAS 150 in 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position. We do not expect our adoption of the remaining provisions of SFAS 150 will have a material impact on our consolidated results of operations, cash flows or financial position.

         In December 2003, the FASB issued SFAS 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 ("SFAS 132 (revised 2003)"). SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 (revised 2003) does not change the measurement or recognition of those plans required by SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are effective for fiscal periods ending after December 15, 2003, with a delayed effective date until fiscal years ending after June 15, 2004 for certain disclosures regarding foreign plans. See Note 12 to our accompanying consolidated financial statements for the new disclosures required to be adopted by us as of December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. To mitigate the risk of losses, these investments are marked to market and are monitored by management to assure compliance with policies established by the Company. A portion of the marketable equity securities we own, consisting primarily of interests in mutual funds, are held by a Rabbi Trust established and maintained by us in connection with the Noble Drilling Corporation 401(k) Savings Restoration Plan. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not materially affect our consolidated results of operations, cash flows or financial position.

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At December 31, 2003, there were $125,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,250,000 change in interest expense on an annual basis.

         We conduct business internationally; however, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have any significant assets, liability or financial instruments that are sensitive to foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed in this Item 8:

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 31, 2003 and 2002

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

                  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2003

                  Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2003

                  Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Noble Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders' equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
January 29, 2004

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                           DECEMBER 31,
                                                                                 ----------------------------------
                                                                                    2003                  2002
                                                                                 ------------          ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..................................................    $    139,467          $    192,509
  Restricted cash............................................................               -                 8,668
  Investments in marketable securities.......................................          98,376                72,957
  Accounts receivable........................................................         149,235               164,613
  Inventories................................................................           4,086                 3,628
  Prepaid expenses...........................................................          11,809                 6,595
  Other current assets.......................................................          18,986                16,673
                                                                                 ------------          ------------
Total current assets.........................................................         421,959               465,643
                                                                                 ------------          ------------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities..........................................       3,454,163             3,153,509
  Other......................................................................          64,591                63,296
                                                                                 ------------          ------------
                                                                                    3,518,754             3,216,805
  Accumulated depreciation...................................................        (892,888)             (745,762)
                                                                                 ------------          ------------
                                                                                    2,625,866             2,471,043
                                                                                 ------------          ------------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES................................          19,868                22,538
OTHER ASSETS.................................................................         121,940               106,490
                                                                                 ------------          ------------
                                                                                 $  3,189,633          $  3,065,714
                                                                                 ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt......................................    $     47,666          $     80,577
   Accounts payable..........................................................          87,178                64,783
   Accrued payroll and related costs.........................................          48,511                51,125
   Taxes payable.............................................................          31,734                30,144
   Interest payable..........................................................           9,384                10,089
   Other current liabilities.................................................          19,550                32,089
                                                                                 ------------          ------------
Total current liabilities....................................................         244,023               268,807

LONG-TERM DEBT...............................................................         541,907               589,562
DEFERRED INCOME TAXES........................................................         213,357               206,351
OTHER LIABILITIES............................................................          18,201                17,488
COMMITMENTS AND CONTINGENCIES (Note 13)......................................               -                     -
MINORITY INTEREST............................................................          (6,280)               (5,704)
                                                                                 ------------          ------------
                                                                                    1,011,208             1,076,504
                                                                                 ------------          ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share; 400,000 shares authorized and
     133,894 issued and outstanding in 2003; 400,000 shares authorized,
     133,534 issued and outstanding in 2002..................................          13,389                13,353
  Capital in excess of par value.............................................         915,240               905,865
  Retained earnings..........................................................       1,306,888             1,140,472
  Treasury stock, at cost....................................................         (49,121)              (51,317)
  Restricted stock (unearned compensation)...................................          (7,981)              (12,871)
  Accumulated other comprehensive income (loss)..............................              10                (6,292)
                                                                                 ------------          ------------
                                                                                    2,178,425             1,989,210
                                                                                 ------------          ------------
                                                                                 $  3,189,633          $  3,065,714
                                                                                 ============          ============

        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                            YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   2003              2002             2001
                                                              -------------     -------------    -------------
OPERATING REVENUES
  Contract drilling services................................  $     889,603     $     910,419    $     945,949
  Reimbursables.............................................         44,214            26,183           29,122
  Labor contract drilling services..........................         28,492            26,416           31,292
  Engineering, consulting and other.........................         25,071            27,230           23,397
                                                              -------------     -------------    -------------
                                                                    987,380           990,248        1,029,760
                                                              -------------     -------------    -------------
OPERATING COSTS AND EXPENSES
  Contract drilling services................................        505,038           488,629          431,764
  Reimbursables.............................................         39,024            23,058           27,431
  Labor contract drilling services..........................         22,642            20,951           25,745
  Engineering, consulting and other.........................         28,249            27,868           17,661
  Depreciation and amortization.............................        148,127           125,154          118,575
  Selling, general and administrative.......................         26,634            26,939           24,297
  Gain on sale of property and equipment....................         (3,472)           (5,908)               -
                                                              -------------     -------------    -------------
                                                                    766,242           706,691          645,473
                                                              -------------     -------------    -------------
OPERATING INCOME............................................        221,138           283,557          384,287

OTHER INCOME (EXPENSE)
  Interest expense..........................................        (40,291)          (42,622)         (47,752)
  Other, net................................................          6,137             2,390           11,937
                                                              -------------     -------------    -------------
INCOME BEFORE INCOME TAXES .................................        186,984           243,325          348,472
INCOME TAX PROVISION........................................        (20,568)          (33,822)         (85,550)
                                                              -------------     -------------    -------------
NET INCOME..................................................  $     166,416     $     209,503    $     262,922
                                                              =============     =============    =============
NET INCOME PER SHARE:
  Basic.....................................................  $        1.26     $        1.58    $        1.98
  Diluted...................................................           1.25              1.57             1.96

        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           2003            2002           2001
                                                                       -------------   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................  $     166,416   $    209,503  $      262,922
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................        148,127        125,154         118,575
    Deferred income tax provision....................................          4,376         16,870          56,062
    Deferred repair and maintenance amortization.....................         34,463         29,315          22,927
    Loss (gain) on sales of marketable securities....................            382            168              (8)
    Equity in (income) loss of joint ventures........................         (2,307)        (1,780)          1,153
    Compensation expense from stock-based plans......................          4,627          4,878           4,110
    Recognized loss on impairment of investment......................              -          9,758               -
    Gain on sale of interest in deepwater oil and gas properties.....         (3,472)        (5,908)              -
    Loss on debt repurchases.........................................              -            400           1,520
    Discretionary pension funding....................................        (17,100)             -               -
    Other............................................................          1,518          3,523           1,435
    Other changes in current assets and liabilities, net of acquired working capital:
         Accounts receivable.........................................         15,378          4,395           7,781
         Other current assets........................................        (12,081)         4,942         (12,202)
         Accounts payable............................................         22,400         14,509         (22,195)
         Other current liabilities...................................          2,581         29,637           8,966
                                                                       -------------   ------------  --------------
           Net cash provided by operating activities.................        365,308        445,364         451,046

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and related capital upgrades.........................       (194,400)      (356,854)        (50,440)
   Other capital expenditures........................................       (112,734)      (121,500)        (89,426)
   Deferred repair and maintenance expenditures......................        (36,984)       (42,771)        (33,507)
   Proceeds from sales of property and equipment.....................          1,606          1,879             887
   Proceeds from sale of interest in deepwater oil and gas properties          5,200          6,200               -
   Repayments from (advances to) joint ventures......................          4,977          4,160         (17,896)
   Investment in marketable securities...............................       (146,120)       (69,082)        (43,068)
   Proceeds from sales of marketable securities......................        122,585         38,419           7,747
                                                                       -------------   ------------  --------------
           Net cash used for investing activities....................       (355,870)      (539,549)       (225,703)
                                                                       -------------   ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing on credit facility........................              -        125,000               -
   Payment of long-term debt.........................................        (80,580)       (60,772)        (95,137)
   Proceeds from issuance of ordinary shares.........................          9,432         15,367          13,374
   Repurchase of ordinary shares.....................................              -        (33,966)        (76,197)
   Proceeds from sales of put options on ordinary shares.............              -          3,658           1,568
   Decrease (increase) in restricted cash............................          8,668            698          (5,477)
                                                                       -------------   ------------  --------------
           Net cash (used for) provided by financing activities......        (62,480)        49,985        (161,869)
                                                                       -------------   ------------  --------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS..........................................................        (53,042)       (44,200)         63,474

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................        192,509        236,709         173,235
                                                                       -------------   ------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR...............................  $     139,467   $    192,509  $      236,709
                                                                       =============   ============  ==============

        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                           2003                       2002                       2001
                                                   -----------------------   ------------------------   ------------------------
                                                    SHARES       AMOUNT        SHARES       AMOUNT        SHARES      AMOUNT
                                                   --------   ------------   ---------   ------------   ---------   ------------
ORDINARY SHARES
  Balance at beginning of year...................   133,534   $     13,353     138,175   $     13,818     137,437   $    13,744
  Exercise of stock options......................       413             41         775             77         660            66
  Treasury shares cancelled upon restructuring...         -              -      (4,298)          (430)          -             -
  Repurchase ordinary shares.....................         -              -      (1,055)          (106)          -             -
  Other..........................................       (53)            (5)        (63)            (6)         78             8
                                                   --------   ------------   ---------   ------------   ---------   -----------
  Balance at end of year.........................   133,894         13,389     133,534         13,353     138,175        13,818
                                                   --------   ------------   ---------   ------------   ---------   -----------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year...................                  905,865                  1,041,017                 1,019,615
  Exercise of stock options......................                    9,391                     15,290                    13,308
  Tax benefit of stock options...................                      820                      4,664                     3,683
  Treasury shares cancelled upon restructuring...                        -                   (122,729)                        -
  Repurchase ordinary shares.....................                        -                    (33,860)                        -
  Restricted shares surrendered for
     employee taxes..............................                   (1,430)                    (1,369)                        -
  Sales of put options on ordinary shares........                        -                      3,658                     1,568
  Other..........................................                      594                       (806)                    2,843
                                                              ------------               ------------               -----------
  Balance at end of year.........................                  915,240                    905,865                 1,041,017
                                                              ------------               ------------               -----------
RETAINED EARNINGS
  Balance at beginning of year...................                1,140,472                    930,969                   668,047
  Net income.....................................                  166,416                    209,503                   262,922
                                                              ------------               ------------               -----------
  Balance at end of year.........................                1,306,888                  1,140,472                   930,969
                                                              ------------               ------------               -----------
TREASURY STOCK
  Balance at beginning of year...................    (1,791)       (51,317)     (6,160)      (177,408)     (3,846)     (104,894)
  Treasury shares cancelled upon restructuring...         -              -       4,298        123,158           -             -
  Contribution to restricted stock plan..........         -              -           -              -         216         6,533
  Contribution to employee benefit plans.........        79          2,076         102          3,579          92         3,268
  Restricted stock plan shares returned..........         -              -         (15)          (219)       (215)       (2,893)
  Repurchase ordinary shares.....................         -              -           -              -      (2,282)      (76,197)
  Other..........................................        12            120         (16)          (427)       (125)       (3,225)
                                                   --------   ------------   ---------   ------------   ---------   -----------
  Balance at end of year.........................    (1,700)       (49,121)     (1,791)       (51,317)     (6,160)     (177,408)
                                                   --------   ------------   ---------   ------------   ---------   -----------
RESTRICTED STOCK (UNEARNED
  COMPENSATION)
  Balance at beginning of year...................                  (12,871)                   (18,340)                  (15,670)
  Issuance of restricted shares..................                        -                          -                    (6,533)
  Compensation expense recognized................                    4,627                      4,878                     4,110
  Other..........................................                      263                        591                      (247)
                                                              ------------               ------------               -----------
  Balance at end of year.........................                   (7,981)                   (12,871)                  (18,340)
                                                              ------------               ------------               -----------
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Balance at beginning of year...................                   (6,292)                   (11,737)                   (4,123)
  Other comprehensive income (loss)..............                    6,302                      5,445                    (7,614)
                                                              ------------               ------------               -----------
  Balance at end of year                                                10                     (6,292)                  (11,737)
                                                              ------------               ------------               -----------
TOTAL SHAREHOLDERS' EQUITY.......................   132,194   $  2,178,425     131,743   $  1,989,210     132,015   $ 1,778,319
                                                   ========   ============   =========   ============   =========   ===========

        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                      YEAR ENDED
                                                                                   DECEMBER 31, 2003
                                                                                   -----------------
NET INCOME .....................................................................   $         166,416
                                                                                   -----------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments......................................                 192
  Unrealized holding loss on securities arising during period...................                (296)
  Minimum pension liability adjustment (net of tax provision of $3,450).........               6,406
                                                                                   -----------------
  Other comprehensive income....................................................               6,302
                                                                                   -----------------

COMPREHENSIVE INCOME............................................................   $         172,718
                                                                                   =================

                                                                                      YEAR ENDED
                                                                                   DECEMBER 31, 2002
                                                                                   -----------------
NET INCOME .....................................................................   $         209,503
                                                                                   -----------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments......................................               1,223
  Unrealized holding loss on securities arising during period...................                (707)
  Minimum pension liability adjustment (net of tax benefit of $2,600)...........              (4,829)
  Reclassification of realized loss for impairment of
    investment included in net income...........................................               9,758
                                                                                   -----------------
  Other comprehensive income....................................................               5,445
                                                                                   -----------------

COMPREHENSIVE INCOME............................................................   $         214,948
                                                                                   =================

                                                                                      YEAR ENDED
                                                                                   DECEMBER 31, 2001
                                                                                   -----------------
NET INCOME .....................................................................   $         262,922
                                                                                   -----------------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments......................................                (507)
  Unrealized holding loss on securities arising during period...................              (5,729)
  Minimum pension liability adjustment (net of tax benefit of $742).............              (1,378)
                                                                                   -----------------
  Other comprehensive loss......................................................              (7,614)
                                                                                   -----------------

COMPREHENSIVE INCOME............................................................   $         255,308
                                                                                   =================

        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Noble Corporation ("Noble" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) is primarily engaged in contract drilling services in key markets worldwide. We provide technologically advanced drilling-related products and services designed to create value for all our customers. We also provide labor contract drilling services, well site and project management services, and engineering services. Our operations are conducted in the Middle East, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa, India, the Mediterranean Sea and Canada.

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

FOREIGN CURRENCY TRANSLATION

         We follow a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2003, 2002 and 2001. We use the Canadian Dollar and British Pound, respectively, as the functional currency for our labor contract drilling services in Canada and the North Sea.

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

         In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our labor contract drilling services in Canada and the United Kingdom are calculated based on their respective local functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2003, 2002 or 2001.

DERIVATIVE INSTRUMENTS

         We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading purposes. We designate and assign the financial instruments as hedges of specific assets, liabilities or anticipated transactions.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flows from hedge transactions are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. We did not utilize any derivative financial instruments in 2003, 2002 or 2001.

INVENTORIES

         Inventories consist of spare parts, material and supplies held for consumption and are stated principally at the lower of average cost or fair value.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. At December 31, 2003 and 2002, there was $361,663,000 and $371,882,000, respectively, of construction in progress. Such amounts are included in "Drilling equipment and facilities" in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

         Scheduled maintenance of equipment and overhauls are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling services expense over a 36-month period. The deferred portion of these large-scale maintenance projects is included in "Other assets" in the Consolidated Balance Sheets. Such amounts totaled $56,575,000 and $53,052,000 at December 31, 2003 and 2002, respectively. Total maintenance and repair expenses for the years ended December 31, 2003, 2002 and 2001 were $122,105,000, $110,788,000 and $97,497,000, respectively. Drilling equipment and facilities are depreciated using the straight-line method over the estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

         We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset's estimated fair value. No impairment losses were recorded on our property and equipment or goodwill balances during the years ended December 31, 2003, 2002 and 2001.

GOODWILL AND OTHER ASSETS

         We evaluate the realization of our goodwill on at least an annual basis, and on our remaining long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Our goodwill balance was $13,138,000 at December 31, 2003 and 2002. All of our goodwill is attributable to our engineering and consulting services segment. No impairment losses were recorded on our goodwill balances during the years ended December 31, 2003, 2002 and 2001.

         On March 31, 2002 we recognized an impairment loss of $9,758,000 on an investment in marketable securities resulting from a decline in value considered by management to be other than temporary. There were no other impairment losses during the years ended December 31, 2003, 2002 and 2001.

         Deferred debt issuance costs, which totaled $2,839,000 and $3,855,000 at December 31, 2003 and 2002, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $1,016,000, $1,664,000 and $1,549,000 for the years ended December 31, 2003,
2002 and 2001, respectively. Debt

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance costs are amortized using the straight-line method, which approximates the interest method. The amortization of debt issuance costs is included in interest expense.

INSURANCE

         We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the fair value of each rig. During 2003, we retained the first $10,000,000 per occurrence under this policy. In 2002 and 2001, we retained the first $1,000,000 per occurrence and continued to retain a portion of each loss in excess of $1,000,000 to a maximum of $10,000,000. Our protection and indemnity policy, which insures us for personal injury to our drilling crews, had a standard deductible of $100,000 per occurrence for 2003, 2002, and 2001. In addition, we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for these deductibles during the year and the insurance retention reserve is adjusted based on our actual claims losses during the year. Prepaid insurance is amortized over the terms of our insurance policies.

REVENUE RECOGNITION

         Revenues generated from our dayrate-basis drilling contracts, labor contracts, technologically advanced drilling-related products, engineering services and project management engagements are recognized as services are performed.

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

         We record reimbursements from customers for "out-of-pocket" expenses as revenues and the related cost as direct costs.

INCOME TAXES

         Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble's subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax liability in these circumstances would not have had a material effect on our results of operations for 2003, 2002 or 2001, and would have had no effect on our liquidity or our cash flows.

CONCENTRATION OF CREDIT RISK

         The market for our services is the offshore oil and gas industry, and our customers consist primarily of government-owned oil companies, major integrated oil companies and independent oil and gas producers. We perform ongoing credit evaluations of our customers and generally do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact our results of operations and financial

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our net cash provided by operating activities.

         In 2003, one customer accounted for $138,254,000 or 14 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. Another customer accounted for $129,473,000 or 13 percent of consolidated operating revenues, of which all was also included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2003. In 2002, one customer accounted for $149,258,000 or 15 percent of consolidated operating revenues, of which $97,431,000 was included in our domestic contract drilling services segment, $51,064,000 was included in our international contract drilling services segment and $763,000 was included in our engineering and consulting services segment. Another customer accounted for $123,251,000 or 12 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2002. In 2001, one customer accounted for $130,872,000 or 13 percent of consolidated operating revenues, of which $102,951,000 was included in our domestic contract drilling services segment, $26,412,000 was included in our international contract drilling services segment and $1,509,000 was included in our engineering and consulting services segment. Another customer accounted for $121,623,000 or 12 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2001.

NET INCOME PER SHARE

         We compute and present earnings per share in accordance with SFAS No. 128, Earnings Per Share. Net income per share has been computed on the basis of the weighted average number of ordinary shares and, where dilutive, ordinary share equivalents outstanding during the indicated periods.

         The following table summarizes the basic and diluted earnings per share computations for net income for the years ended December 31, 2003, 2002 and 2001:

                                 NET      BASIC     BASIC    DILUTED   DILUTED
                                INCOME    SHARES     EPS     SHARES      EPS
                               --------   -------   ------   -------   -------
2003   .....................   $166,416   131,948   $ 1.26   133,007   $  1.25

2002   .....................    209,503   132,204     1.58   133,452      1.57

2001   .....................    262,922   132,911     1.98   134,174      1.96

         Included in diluted shares are ordinary share equivalents relating primarily to outstanding stock options covering 1,059,000, 1,248,000 and 1,263,000 shares for the years ended December 31, 2003, 2002 and 2001, respectively. The computation of diluted earnings per share for 2003, 2002 and 2001 did not include options to purchase 1,804,000, 1,913,432 and 3,791,000 ordinary shares, respectively, because the options' exercise prices were greater than the average market price of the ordinary shares.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                      Year Ended December 31,
                                               -----------------------------------
                                                   2003        2002        2001
                                               -----------  ----------  ----------
Cash paid (received) during the period for:
  Interest...................................  $    39,162  $   41,364  $   45,606
  Income taxes (net of refunds)..............  $    10,509  $    8,667  $   29,940
Noncash investing and financing activities:
  Acquired working capital...................  $         -  $        -  $     (401)

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION PLANS

         We have several stock-based compensation plans, which are described below. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. No compensation expense was recognized in 2003, 2002 and 2001 related to stock option awards. For U.S. federal income tax purposes, we realized a reduction in income taxes related to the exercises of employee stock options of $820,000, $4,664,000 and $3,683,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

         1991 STOCK OPTION AND RESTRICTED STOCK PLAN

         Our 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase our ordinary shares, with or without stock appreciation rights, and the awarding of restricted shares to selected employees. At December 31, 2003, 4,388,953 shares were available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of an ordinary share on the date of grant and vest one-third annually, commencing one year after the grant date.

         1992 NONQUALIFIED STOCK OPTION PLAN

         Our 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the "1992 Plan") provides for the granting of nonqualified stock options to non-employee directors of Noble. At December 31, 2003, 282,500 shares were available for grant under the 1992 Plan. We grant options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan.

         A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2003, 2002 and 2001 and the changes during the year ended on those dates is presented below (actual amounts):

                                                 2003                      2002                      2001
                                        ----------------------   ----------------------   -----------------------
                                         NUMBER OF    WEIGHTED    NUMBER OF    WEIGHTED    NUMBER OF     WEIGHTED
                                          SHARES      AVERAGE      SHARES       AVERAGE     SHARES       AVERAGE
                                        UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING     EXERCISE
                                         OPTIONS       PRICE      OPTIONS       PRICE       OPTIONS       PRICE
                                        -----------   --------   -----------   --------   ----------     --------
Outstanding at beginning of the year..   9,187,658     $29.64     8,494,250     $28.40     7,339,684     $26.89
Granted...............................      45,000      32.11     1,630,000      31.53     1,965,017      31.28
Exercised.............................    (413,079)     22.83      (775,118)     19.99      (660,114)     20.11
Forfeited.............................    (189,465)     35.01      (161,474)     32.82      (150,337)     28.62
                                        ----------     ------    ----------     ------    ----------     ------
Outstanding at end of year............   8,630,114     $29.86     9,187,658     $29.64     8,494,250     $28.40
                                        ==========     ======    ==========     ======    ==========     ======
Exercisable at end of year............   6,995,876     $29.55     5,682,838     $27.41     4,668,124     $24.84
                                        ==========     ======    ==========     ======    ==========     ======

         The following table summarizes information about stock options outstanding at December 31, 2003 (actual amounts):

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          --------------------------------------------------    -------------------------------
                                              WEIGHTED
                                              AVERAGE          WEIGHTED                            WEIGHTED
  RANGE OF EXERCISE            NUMBER       REMAINING          AVERAGE              NUMBER          AVERAGE
       PRICES               OUTSTANDING     LIFE (YEARS)    EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
----------------------    ---------------   ------------    ----------------    ------------    ---------------
$  5.01   to    $ 7.69           66,926             1.0     $          6.06           66,926    $          6.06
   7.70   to     14.00          176,301             3.3               10.97          176,301              10.97
  14.01   to     28.31        3,280,741             4.6               23.01        3,280,741              23.01
  28.32   to     48.81        5,106,146             7.5               35.23        3,471,908              37.13
----------------------      -----------      ----------     ---------------      -----------    ---------------
$  5.01   to    $48.81        8,630,114             6.3     $         29.86        6,995,876    $         29.55
                            ===========      ==========     ===============      ===========    ===============

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additional disclosures required by SFAS 123 are as follows:

                                                           DECEMBER 31,
                                                  ----------------------------
                                                   2003       2002        2001
                                                  ------     ------     ------
Weighted average fair value per option granted    $13.41     $11.57     $13.61

Valuation assumptions:
  Expected option term (years) ...............         5          5          5
  Expected volatility ........................     43.32%     43.72%     41.41%
  Expected dividend yield ....................         0%         0%         0%
  Risk-free interest rate ....................      2.88%      4.42%      4.72%

         The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             ------------------------------
                                                                               2003      2002        2001
                                                                             --------  --------   ---------
Net income - as reported...................................................  $166,416  $209,503   $ 262,922
Compensation expense, net of tax, as reported..............................     3,008     3,171       2,672
Compensation expense, net of tax, pro forma................................   (20,085)  (22,450)    (18,648)
                                                                             --------  --------   ---------
Net income - pro forma.....................................................  $149,339  $190,224   $ 246,946

Earnings per share:
    Basic - as reported....................................................  $   1.26  $   1.58   $    1.98
    Basic - pro forma......................................................  $   1.13  $   1.44   $    1.86

    Diluted - as reported..................................................  $   1.25  $   1.57   $    1.96
    Diluted - pro forma....................................................  $   1.12  $   1.43   $    1.84

         OTHER STOCK BASED COMPENSATION

         In January 1998, we awarded selected employees 22,000 restricted (i.e., nonvested) shares that vested 20 percent per year over a five-year period commencing on the first anniversary date of the award. In January 1999, we awarded one employee 15,000 restricted shares that vested one-third per year over a three-year period commencing on the first anniversary date of the award. In February 1999 and October 1999, we awarded selected employees 190,000 restricted shares and 230,000 restricted shares, respectively, that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In September 2000, we awarded one employee 25,000 restricted shares that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In October 2000 and October 2001, we awarded selected employees 227,500 restricted shares and 215,500 restricted shares, respectively, that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. No restricted shares were awarded in 2002 or 2003.

         A summary of the restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                   2003         2002          2001
                                                               -----------  -----------   -----------
Restricted shares:
   Shares awarded..........................................              -            -       215,500
   Average share price at award date.......................    $         -  $         -   $     30.32
   Compensation expense recognized.........................    $     4,627  $     4,878   $     4,110

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PUT OPTIONS ON ORDINARY SHARES

         During 2002, we sold "European-style put options" covering 1,300,000 of our ordinary shares in 12 separate private transactions (11 transactions of 100,000 put options each and another transaction of 200,000 put options) at an average price paid to us of $2.81 per option. "European-style" options give the holder the right to require us to purchase our ordinary shares from the holder at their respective exercise prices on their respective expiration dates, whereas "American-style" options can be exercised anytime up to, and including, the respective exercise dates. Upon exercise of the options by the holder, we had the option to settle in cash or net shares of Noble. The strike price under each option represented between 90 and 95 percent of the spot price of the ordinary shares at the date of the transaction. Of the 1,300,000 options sold during 2002, 300,000 expired unexercised and 400,000 were exercised during 2002, which resulted in 600,000 options outstanding at December 31, 2002. All of these options expired unexercised as of March 4, 2003. At December 31, 2003, we had no put options outstanding to purchase any of our ordinary shares.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses or receive a majority of the variable interest entity's expected residual returns. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. In December 2003, the FASB issued FIN 46-R, which amended the effective date of FIN 46 other than for variable interest entities which are special purpose entities created prior to February 1, 2003. Pursuant to FIN 46-R, except for special purpose entities, the consolidation and disclosure provisions of FIN 46 are effective for reporting periods ending after March 15, 2004. The disclosure and consolidation provisions of FIN 46 apply immediately to special purpose entities. We do not expect to consolidate our equity interest in our Noble Crosco Drilling Ltd. joint venture under the provisions of FIN 46-R, and therefore we do not expect our adoption of FIN 46-R to have a material impact on our consolidated results of operations, cash flows or financial position.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 affects the classification of certain freestanding instruments, including mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments, and financial

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments that embody unconditional obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on a fixed monetary amount known at inception or an event trigger other than changes in its own equity instruments. SFAS 150 is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company's financial statements in certain situations, including when a finite-lived entity is consolidated. Our adoption of all currently required provisions of SFAS 150 in 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position. We do not expect our adoption of the remaining provisions of SFAS 150 will have a material impact on our consolidated results of operations, cash flows or financial position. See Note 12 to our accompanying consolidated financial statements for the new disclosures required to be adopted by us as of December 31, 2003.

         In December 2003, the FASB issued SFAS 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 ("SFAS 132 (revised 2003)"). SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 (revised 2003) does not change the measurement or recognition of those plans required by SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are effective for fiscal year ending after December 15, 2003, with a delayed effective date until fiscal years ending after June 15, 2004 for certain disclosures regarding foreign plans.

NOTE 2 - CORPORATE RESTRUCTURING

         On April 30, 2002, Noble became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as "Noble Drilling"), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries approved by stockholders of Noble Drilling. The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling into Noble Drilling. Noble Drilling was the surviving entity in the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders' equity did not change as a result of the restructuring.

NOTE 3 - ACQUISITIONS

         In December 2002, we purchased two jackup rigs, the Dhabi II and Trident III (renamed the Noble Roy Rhodes), from a subsidiary of Schlumberger Limited for an aggregate purchase price of $95,000,000 in an all cash transaction. In addition, we entered into option agreements with this subsidiary of Schlumberger that gave us the right to purchase two additional jackup rigs, the Trident 18 and Trident 19. In September 2003, we exercised our option to purchase the Trident 18 (renamed the Noble Charlie Yester) for an exercise price of $32,900,000 in cash. In December 2002, we had paid an option fee of $14,100,000 in cash for the right to acquire the unit. In July 2003, we exercised our option to purchase the Trident 19 (renamed the Noble Gene House) for an exercise price of $25,200,000 in cash. In December 2002, we had paid an option fee of $10,800,000 in cash for the right to acquire the unit.

         In June 2003, we entered into option agreements with a subsidiary of A.P. Moeller that give us the right to acquire two jackup rigs, the Maersk Viking and Maersk Valiant. Both units are currently operating offshore Iran. Our right to exercise the options and acquire the units will commence when the units have completed their current drilling contracts and have mobilized to United Arab Emirates territorial waters. We paid an aggregate of $28,200,000 in cash for the two options. If we exercise the options, we will pay an exercise price not to exceed an

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional $65,800,000 to acquire both units. The amount of this aggregate exercise price is subject to reduction depending on the delivery date of the units.

         On May 3, 2002, as part of our strategy to expand our technology initiative, we made several acquisitions. We acquired all of the shares of WELLDONE Engineering GmbH ("WELLDONE") for $5,750,000 in cash plus an agreement to pay an earn-out amount up to $3,500,000 provided WELLDONE's tools achieve certain operational and financial milestones during the period through May 3, 2004, of which $500,000 was paid in 2003. We do not expect to pay any of the remaining $3,000,000. WELLDONE's primary asset is its ownership in the "Well Director(TM)", an automatic rotary steerable drilling system, which was designed by and is manufactured and marketed through DMT WELLDONE Drilling Services GmbH ("DMT WELLDONE"). As a result of our acquisition of WELLDONE, we acquired WELLDONE's 50 percent joint venture interest in DMT WELLDONE, which is further described below. We paid $2,650,000 to Deutsche Montan Technologie GmbH ("DMT"), the other joint venturer in DMT WELLDONE, for the remaining 50 percent interest in the joint venture.

         In connection with the above described transaction, we also acquired 24 Well Director(TM) drilling tools and related assets owned by Phoenix Technology Services, Ltd. ("Phoenix") for $6,000,000 in cash plus an agreement to pay an earn-out amount up to $3,000,000 provided certain operating performance milestones are achieved during the period through May 3, 2005, of which $500,000 was paid in 2003. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well Director(TM) drilling tools. The aggregate purchase price of $14,400,000 for these related acquisitions was allocated to goodwill ($7,863,000) and property and equipment ($6,537,000).

         Pursuant to a related agreement, we and DMT each committed to fund 2,100,000 Euros to a new joint venture in which each party has a 50 percent interest. The joint venture was to use such funds to retain DMT to conduct research and development. This joint venture was terminated in 2003.

         On March 27, 2002, we purchased two semisubmersible baredecks, Bingo 9000 Rig 3 and Bingo 9000 Rig 4, from subsidiaries of Ocean Rig ASA ("Ocean Rig") for an aggregate purchase price of $45,000,000 in an all cash transaction.

         On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (ex Transocean 96) and Noble Therald Martin (ex Transocean 97), from subsidiaries of Transocean Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. During 2003, we completed upgrades to the living quarters and drilling equipment on both units. The Noble Therald Martin is equipped with Noble's proprietary aluminum alloy riser, which allows it to drill in up to 4,000 feet of water. We plan to deploy our aluminum alloy riser on the Noble Lorris Bouzigard during 2004, which will enable it also to drill in up to 4,000 feet of water.

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

         On February 20, 2001, we acquired the assets of Maurer Engineering Incorporated ("Maurer"), a privately held engineering firm that designs drilling products and drilling related software programs, for $6,560,000 in cash, common stock and the assumption of certain liabilities. We allocated $4,849,000 of the purchase price to goodwill.

NOTE 4 - MARKETABLE SECURITIES

         As of December 31, 2003 and 2002, we owned marketable equity securities with a fair market value of $9,703,000 and $7,003,000, respectively, of which $9,458,000 and $6,827,000 of the December 31, 2003 and 2002

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance, respectively, was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at December 31, 2003 at their fair market value. We recognized in earnings a net unrealized holding gain of $1,701,000 and a net realized loss of $1,187,000 related to these assets in 2003. The remaining investment in marketable equity securities, with a fair market value of $245,000 at December 31, 2003, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. On March 31, 2002, we recognized in earnings a realized loss of $9,758,000 on this investment resulting from a decline in value considered by management to be other than temporary. We recognized in other comprehensive income an unrealized holding gain of $69,000 on this investment during 2003. Gross unrealized holding losses on this investment at December 31, 2003 and 2002 were $964,000 and $1,033,000, respectively, and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

         As of December 31, 2003 and 2002, we owned marketable debt securities with a fair market value of $88,918,000 and $66,130,000, respectively. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheets at their fair market value. Our balance of marketable debt securities at December 31, 2003 included $60,063,000 that mature within one year and $28,855,000 that mature between one and five years. We recognized in other comprehensive income a net unrealized holding loss of $365,000 and in earnings a net realized loss of $382,000 related to these assets in 2003. The following table highlights additional information applicable to our investments classified as available for sale as of December 31, 2003 and 2002:

                                                                          DECEMBER 31,
                                 ----------------------------------------------------------------------------------------------
                                                     2003                                            2002
                                 ---------------------------------------------    ---------------------------------------------
                                                           GROSS       GROSS                                GROSS       GROSS
                                 AMORTIZED     FAIR     UNREALIZED  UNREALIZED    AMORTIZED     FAIR     UNREALIZED  UNREALIZED
                                    COST       VALUE       GAINS      LOSSES         COST       VALUE       GAINS      LOSSES
                                 ---------   ---------  ----------  ----------    ---------   ---------  ----------  ----------
U.S. Government obligations ..   $   4,137   $   4,126   $      --   $     (11)   $   6,861   $   6,844   $       8   $     (25)
Corporate debt securities ....      59,809      59,735          47        (121)      45,909      45,825          36        (120)
Asset-backed securities ......      25,075      25,057          15         (33)      13,475      13,461           1         (15)
                                 ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Total ........................   $  89,021   $  88,918   $      62   $    (165)   $  66,245   $  66,130   $      45   $    (160)
                                 =========   =========   =========   =========    =========   =========   =========   =========

         The credit quality of each of our investments in marketable debt securities is rated no lower than "A" or "A2" by Standard & Poor's or Moody's Investors Service ("Moody's"), respectively.

NOTE 5 - COMPREHENSIVE INCOME

         We report and display comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during the period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in the enterprise's financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders' equity separately from retained earnings and additional paid-in capital.

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the components of accumulated other comprehensive income (loss):

                                                                                     ACCUMULATED
                                       FOREIGN        UNREALIZED      MINIMUM           OTHER
                                      CURRENCY     (LOSSES) GAINS     PENSION       COMPREHENSIVE
                                        ITEMS       ON SECURITIES    LIABILITY      INCOME (LOSS)
                                        -----       -------------    ---------      -------------
Balance at December 31, 2000 ......   $    532        $ (4,048)       $   (607)       $ (4,123)
2001-period change ................       (507)         (5,729)         (1,378)         (7,614)
                                      --------        --------        --------        --------
Balance at December 31, 2001 ......         25          (9,777)         (1,985)        (11,737)
2002-period change ................      1,223           9,051          (4,829)          5,445
                                      --------        --------        --------        --------
Balance at December 31, 2002 ......      1,248            (726)         (6,814)         (6,292)
2003-period change ................        192            (296)          6,406           6,302
                                      --------        --------        --------        --------
Balance at December 31, 2003 ......   $  1,440        $ (1,022)       $   (408)       $     10
                                      ========        ========        ========        ========

         Included in the 2002 - period change for unrealized (losses) gains on securities above was a reclassification adjustment of $9,758,000 for an impairment charge on an investment included in net income resulting from a decline in value considered by management to be other than temporary.

NOTE 6 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         On June 13, 2000, we formed Noble Crosco Drilling Ltd. ("Noble Crosco") with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S independent leg designed jackup, for its 50 percent equity interest. We also agreed to lend Noble Crosco up to $7,000,000 pursuant to a credit agreement (the "Noble Crosco Credit Agreement") to finance part of the upgrade costs of the Panon. In 2001, we loaned Noble Crosco $7,000,000 under the Noble Crosco Credit Agreement. Any funds required for the maintenance and operation of the Panon in excess of those funds generated from operations of the joint venture and available under the Noble Crosco Credit Agreement will be loaned by us to Noble Crosco. In 2001, we loaned Noble Crosco $4,800,000 of such funds. At December 31, 2003, the balance due to us from Noble Crosco under the Noble Crosco Credit Agreement and the additional loan in excess of the Noble Crosco Credit Agreement was $2,283,000 in the aggregate. We managed the upgrade of the Panon from a slot to a cantilever configuration, and we are managing the operation of the unit. We account for this investment using the equity method.

         Balances related to joint ventures for 2003 and 2002 are reflected in the table below:

                                                    2003      2002
                                                    ----      ----
Equity in income (losses) of joint ventures (1)   $ 2,307   $ 1,780
Investment in joint ventures (2) ..............    17,585    15,278
Advances to joint ventures (2) ................     2,283     7,260

-------------------------------

(1) Balance included in "Other, net" in the Consolidated Statements of Income. Amounts exclude management fees and interest income related to joint ventures of $1,838,000 and $2,199,000 in 2003 and 2002, respectively.

(2) Balance included in "Investments in and advances to joint ventures" in the Consolidated Balance Sheets.

NOTE 7 - DEBT

         In 2002, we borrowed $125,000,000 from our $200,000,000 bank credit facility that extends through May 30, 2006. The interest rate on this borrowing from our bank credit facility, which adjusts periodically with LIBOR, was 1.57 percent at December 31, 2003. (See Note 8 for additional information.)

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

         In 2002, we purchased and retired $5,000,000 principal amount of our 7.50% Senior Notes due 2019 for $5,350,000, which resulted in a loss of $400,000. In 2001, we purchased and retired $43,305,000 principal amount of our 7.50% Senior Notes for $44,362,000, which resulted in a loss of $1,520,000. These losses represent the difference between the acquisition price and the net carrying value of the notes purchased, including unamortized debt issuance costs, and were included in "Other, net" in the Consolidated Statements of Income in their respective years.

         In connection with the acquisition of a majority interest in Arktik Drilling Limited, Inc. ("Arktik") in 1999, we recorded Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the "Minority Owner Debt"). Arktik's principal asset is the Noble Muravlenko drillship. The Minority Owner Debt is non-recourse except to Arktik and is secured by a mortgage on the Noble Muravlenko. The Minority Owner Debt bears interest at 12.0 percent per annum. Interest is payable on a monthly basis. The principal balance of the debt is to be repaid over a three-year period, beginning in 2004.

         In December 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Paul Romano, issued $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes"). Pursuant to the trust indenture and security agreement under which the Romano Notes were issued, we were required to deposit an amount into two separate accounts, subject to control of a third-party trustee, to prepay the first month's principal and interest payment and provide an additional debt reserve balance equal to two months of debt service. Such amount totaled $5,368,000 at December 31, 2002 and was included in "Restricted cash" in the Consolidated Balance Sheet at that date. We repaid the Romano Notes in full in December 2003.

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

         The following table summarizes our long-term debt:

                                                                           DECEMBER 31,
                                                                    ----------------------
                                                                       2003         2002
                                                                    ---------    ---------
6.95% Senior Notes due 2009, net of unamortized discount of
  $55 in 2003 and $66 in 2002 ...................................   $ 149,945    $ 149,934
7.50% Senior Notes due 2019 .....................................     201,695      201,695
Bank Credit Facility ............................................     125,000      125,000
Project Financings:
  Wolff Notes ...................................................      28,228       54,685
  Romano Notes ..................................................           -       38,401
  Thompson Notes ................................................      76,805       92,524
Minority Owner Debt .............................................       7,900        7,900
                                                                    ---------    ---------
                                                                      589,573      670,139
Current Maturities ..............................................     (47,666)     (80,577)
                                                                    ---------    ---------
Long-term Debt ..................................................   $ 541,907    $ 589,562
                                                                    =========    =========

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of our Senior Notes at December 31, 2003 was $416,045,000, based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The fair value of our floating interest rate Bank Credit Facility, Project Financings and Minority Owner Debt approximates their carrying values.

         Aggregate principal repayments of long-term debt for the next five years and thereafter are as follows:

                                             2004         2005         2006         2007         2008      THEREAFTER      TOTAL
                                          ----------   ----------   -----------   ---------   ----------   ----------   ----------
6.95% Senior Notes due 2009,...........
   net of unamortized
   discount of $55 in 2003.............   $        -   $        -   $         -   $       -   $        -   $  149,945   $  149,945
7.50% Senior Notes due 2019............            -            -             -           -            -      201,695      201,695
Bank Credit Facility...................            -            -       125,000           -            -            -      125,000
Project Financings:
      Wolff Notes......................       28,228            -             -           -            -            -       28,228
      Thompson Notes...................       16,805        8,362         8,974       9,630       10,334       22,700       76,805
Minority Owner Debt....................        2,633        2,633         2,634           -            -            -        7,900
                                          ----------   ----------   -----------   ---------   ----------   ----------   ----------
      Total............................   $   47,666   $   10,995   $   136,608   $   9,630   $   10,334   $  374,340   $  589,573
                                          ==========   ==========   ===========   =========   ==========   ==========   ==========

NOTE 8 - CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. In connection with our restructuring, Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation ("Noble Holding"), have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of December 31, 2003, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $19,479,000, respectively, under the Credit Agreement, with $55,521,000 remaining available thereunder. Additionally, as of December 31, 2003, we had other letters of credit of $26,166,000 and performance and customs bonds totaling $40,402,000 supported by surety bonds.

NOTE 9 - INTERESTS IN DEEPWATER OIL AND GAS PROPERTIES

         In 2000, we received interests in several deepwater oil and gas properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. Certain of these properties are currently in production. We reported income before income taxes from such properties of $3,246,000 and $2,638,000 in 2003 and 2002, respectively.

         On December 19, 2003, we sold our interest in Mariner Energy's Green Canyon property to ENI Petroleum for $5,200,000 in cash. We realized a gain of $3,472,000 upon this sale.

         On March 28, 2002, we sold our interest in Mariner Energy's Falcon property to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs subsequent to June 30, 2001. We realized a gain of $5,908,000 upon this sale.

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS' EQUITY

         In June 1995, we adopted a stockholder rights plan designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of Noble Drilling and to guard against partial tender offers and other abusive takeover tactics to gain control of Noble Drilling without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Prior to our corporate restructuring, we amended our rights plan to provide for the earlier expiration of the rights in the event that Noble Drilling merges with a subsidiary company in connection with changing the parent corporation of the Noble corporate group to a non-U.S. company. Immediately prior to such a merger as part of our corporate restructuring, the Noble Drilling stockholder rights plan expired. Upon such merger, a new shareholder rights plan became effective for the new parent company, Noble Corporation, that is substantially similar to the previous Noble Drilling stockholder rights plan. Under the rights plan, one right ("Right") is attached to each of our ordinary shares. Each Right will entitle the holder to purchase one one-hundredth of a share of new Series A Junior Participating Preferred Shares, par value $1.00 per share, at an exercise price of $120.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 25 percent or more of our ordinary shares. The Rights expire on July 10, 2005.

         In connection with our corporate restructuring (see Note 2), treasury shares of Noble Drilling were either cancelled and retired or contributed to trusts for the purposes of Company employee benefit plans. Any ordinary shares of Noble repurchased by it are automatically cancelled and retired pursuant to Cayman Islands law. These trusts held 1,700,000 and 1,791,000 ordinary shares of Noble at December 31, 2003 and 2002, respectively.

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

         The components of and changes in the net deferred taxes were as follows:

                                          DECEMBER 31,  DECEMBER 31,
                                              2003         2002
                                          -----------   ------------
Deferred tax assets:
  United States:
    Net operating loss carryforwards ...   $ 11,576      $  4,811
    Tax credit carryforwards ...........     23,403        27,853
  International:
    Net operating loss carryforwards ...          -         2,068
                                           --------      --------
Deferred tax assets ....................     34,979        34,732
    Less: Valuation allowance ..........     (8,343)       (3,503)
                                           --------      --------
Net deferred tax assets ................   $ 26,636      $ 31,229
                                           ========      ========

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities:
  United States:
    Excess of net book basis over remaining tax basis....  $   (232,642)     $   (217,659)
  International:
    Excess of net book basis over remaining tax basis....        (7,351)          (19,921)
                                                           ------------      ------------
Deferred tax liabilities.................................  $   (239,993)     $   (237,580)
                                                           ============      ============

Net deferred tax liabilities.............................  $   (213,357)     $   (206,351)
                                                           ============      ============

             Income before income taxes consisted of the following:

                                   YEAR ENDED DECEMBER 31,
                        -------------------------------------------
                            2003           2002           2001
                        ------------   -------------   ------------
United States.........  $     (3,996)  $      34,966   $    196,558
International.........       190,980         208,359        151,914
                        ------------   -------------   ------------
Total.................  $    186,984   $     243,325   $    348,472
                        ============   =============   ============

         The income tax provision consisted of the following:

                                                   YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            2003           2002           2001
                                         -----------   -----------   -----------
Current - United States................  $    (2,561)  $       160   $    15,312
Current - International................       18,753        16,792        14,176
Deferred - United States...............       14,878        13,020        53,617
Deferred - International...............      (10,502)        3,850         2,445
                                         ------------  -----------   -----------
Total..................................  $    20,568   $    33,822   $    85,550
                                         ===========   ===========   ===========

         A reconciliation of statutory and effective income tax rates is shown below:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                    2003     2002     2001
                                                                                    ----     ----     ----
Statutory rate (Cayman Islands - 2003 and 2002, U.S. - 2001).............            0.0%     0.0%    35.0%
Effect of:
  U.S. tax rate which is different than the Cayman Islands rate..........            3.6      4.5        -
  International tax rates which are different
    than the Cayman Islands rate.........................................            7.3      8.3        -
  International tax rates which are different than the U.S. rate.........              -        -     (9.8)
  Other..................................................................            0.1      1.1     (0.6)
                                                                                    ----     ----     ----
Total....................................................................           11.0%    13.9%    24.6%
                                                                                    ====     ====     ====

         During 2003, we generated net operating losses ("NOLs") of $6,560,000 and $44,772,000 for U.S. Regular and Alternative Minimum Tax ("AMT") purposes, respectively. Our total U.S. NOLs at December 31, 2003 were $20,304,000 for Regular tax purposes and $65,724,000 for AMT purposes. These NOLs can be carried forward 20 years. $13,744,000 of our U.S. Regular NOLs expire in 2022, while the remaining U.S. Regular NOLs expire in 2023. Based on current market conditions, the reversal of temporary differences and forecasts of future U.S. income, we expect to fully utilize these NOLs. Therefore, there is no valuation allowance offsetting the deferred tax asset for these NOLs.

         During 2002, we generated NOLs of $13,744,000 and $47,024,000 for U.S. Regular and AMT purposes, respectively. Due to our corporate restructuring in 2002, $13,744,000 of the Regular NOL and $20,952,000 of the AMT NOL were subject to the Separate Return Limitation Year limits and could not be carried back to prior tax

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years. The remaining AMT NOL of $26,072,000 was carried back to 2001 and generated cash refunds of $5,019,000. Certain reclassifications were made to the components of the Net deferred tax liabilities in the table above to reflect actual NOLs and tax credit carryforwards at December 31, 2002.

         Certain of our subsidiaries file stand alone tax returns in the U.S. During 2003, these subsidiaries generated NOLs of $12,770,000 for U.S. Regular and AMT purposes. Due to insufficient earnings history with these subsidiaries, we have fully offset the deferred tax asset attributable to the U.S. Regular NOLs with a valuation allowance of $4,470,000. These NOLs can be carried forward 20 years, and expire in 2023.

         We had AMT credit carryforwards of $17,444,000 and $22,463,000 at December 31, 2003 and 2002, respectively. We expect to fully utilize these credits, which can be carried forward indefinitely. Therefore, there is no valuation allowance offsetting this asset. We had foreign tax credit carryforwards of $5,959,000 and $5,390,000 at December 31, 2003 and 2002,
respectively. These credits, which can be carried forward five years, expire beginning in 2005. Because the majority of our international operations are conducted by non-U.S. subsidiaries, we have offset the asset for these credits with a valuation allowance of $3,873,000 and $3,503,000 at December 31, 2003 and 2002, respectively.

         At December 31, 2002, we had an NOL in Qatar of $5,908,000 scheduled to expire in 2003. This NOL was fully utilized in 2003. There is no remaining NOL in Qatar.

         Due to our ability to redeploy units between Mexico and other jurisdictions, we do not expect our rig-owning subsidiaries operating in Mexico to incur income tax liability in Mexico. Therefore, no deferred tax has been recorded for these subsidiaries. In addition, our rig-owning subsidiary that owns the Noble Homer Ferrington semisubmersible in the U.S. Gulf of Mexico is not expected to incur income tax liability in the U.S. due to our intention to redeploy the unit to a different jurisdiction prior to the occurrence of any U.S. income tax liability. Accordingly, no deferred tax has been recorded for this subsidiary. Should our expectations change regarding these subsidiaries, we will adjust deferred taxes accordingly. Our recognition of a deferred tax liability in these circumstances would not have had a material effect on our results of operations for 2003, 2002 or 2001, and would have had no effect on our liquidity or our cash flows.

         Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of $740,000,000 of Noble's subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

NOTE 12 - EMPLOYEE BENEFIT PLANS

         We have a U.S. noncontributory defined benefit pension plan which covers substantially all salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain field hourly employees (collectively referred to as our "qualified domestic plans"). These plans are governed by the Noble Drilling Corporation Retirement Trust (the "Trust"). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 ("ERISA"), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified domestic plans when required. The benefit amount that can be covered by the qualified domestic plans is limited under ERISA and the Internal Revenue Code ("IRC") of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified domestic plans. We refer to the qualified domestic plans and the excess benefit plan collectively as the "domestic plans."

         Each of Noble Drilling (U.K.) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble, maintains a pension plan which covers all of its salaried, nonunion employees (collectively referred to as our "international plans"). Benefits are based on credited service and the average of the highest three years of qualified salary within the past 10 years of participation.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 2003 we made total fundings of $22,155,000 to our domestic and international pension plans, including a discretionary funding of $17,100,000 during the fourth quarter. During 2002 and 2001, we made fundings totaling $5,327,000 and $3,828,000, respectively, to our plans. We expect fundings in 2004 to approximate $5,000,000.

         All of our plans use December 31 as the measurement date.

         A reconciliation of the changes in projected benefit obligations for our international and domestic plans is as follows:

                                                                           AS OF DECEMBER 31,
                                                       ---------------------------------------------------------
                                                                    2003                          2002
                                                       -----------------------------   -------------------------
                                                       INTERNATIONAL       DOMESTIC    INTERNATIONAL   DOMESTIC
                                                       -------------       --------    -------------   --------
Benefit obligation at beginning of year..............   $   36,600      $     54,227   $     34,134   $   49,425
Service cost.........................................        1,957             3,504          2,424        3,392
Interest cost........................................        2,015             3,486          1,970        3,552
Actuarial (gains) losses.............................        1,390             9,586         (1,666)        (507)
Benefits paid........................................         (598)           (1,858)          (526)      (2,007)
Plan participants' contribution......................          178                 -            180            -
Other................................................            -                 -             84          372
                                                        ----------      ------------   ------------   ----------
Benefit obligation at end of year....................   $   41,542      $     68,945   $     36,600   $   54,227
                                                        ==========      ============   ============   ==========

         A reconciliation of the changes in fair value of plan assets is as follows:

                                                                               AS OF DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                      2003                          2002
                                                           ----------------------------  ---------------------------
                                                           INTERNATIONAL     DOMESTIC    INTERNATIONAL     DOMESTIC
                                                           -------------     --------    -------------     --------
Fair value of plan assets at beginning of year.........      $  26,764      $    37,251    $  28,348          37,762
Actual return on plan assets...........................          3,330            7,878       (1,800)         (3,253)
Employer contribution..................................         12,040           10,115          578           4,749
Plan participants' contribution........................            178                -          180               -
Benefits and expenses paid.............................           (618)          (1,858)        (542)         (2,007)
Other..................................................          2,477                -            -               -
                                                             ---------      -----------    ---------   ---------------
Fair value of plan assets at end of year...............      $  44,171      $    53,386    $  26,764      $   37,251
                                                             =========      ===========    =========   ===============

         The funded status of the plans is as follows:

                                                              AS OF DECEMBER 31,
                                           ----------------------------------------------------
                                                      2003                       2002
                                           ------------------------   -------------------------
                                           INTERNATIONAL   DOMESTIC   INTERNATIONAL   DOMESTIC
                                           -------------   --------   -------------   --------
Funded status............................   $     2,629   $ (15,559)  $     (9,836)  $  (16,976)
Unrecognized net loss....................           225      17,887          5,346       13,473
Unrecognized prior service cost..........             -       1,588              -        1,805
Unrecognized transition obligation.......         1,452           -          1,259            -
                                            -----------   ---------   ------------   ----------
Net amount recognized....................   $     4,306   $   3,916   $     (3,231)  $   (1,698)
                                            ===========   =========   ============   ==========

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                             AS OF DECEMBER 31,
                                          ------------------------------------------------------
                                                      2003                       2002
                                          --------------------------   -------------------------
                                          INTERNATIONAL     DOMESTIC   INTERNATIONAL    DOMESTIC
                                          -------------     --------   -------------    --------
Prepaid (accrued) pension cost .........   $    4,306      $   2,404     $ (9,160)      $ (7,504)
Intangible asset .......................            -            885           21          1,231
Accumulated other comprehensive loss ...            -            627        5,908          4,575
                                           ----------      ---------     --------       --------
Net amount recognized ..................   $    4,306      $   3,916     $ (3,231)      $ (1,698)
                                           ==========      =========     ========       ========

         Pension cost includes the following components:

                                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                                     2003                         2002                           2001
                                          -------------------------     -------------------------     -------------------------
                                          INTERNATIONAL   DOMESTIC      INTERNATIONAL    DOMESTIC     INTERNATIONAL    DOMESTIC
                                          -------------   ---------     -------------    --------     -------------    --------
Service cost...........................   $       1,957   $   3,504      $    2,424     $   3,392      $    2,759     $   2,839
Interest cost..........................           2,015       3,486           1,970         3,552           1,813         3,085
Return on plan assets..................          (1,856)     (3,376)         (2,025)       (3,532)         (1,862)       (3,496)
Amortization of prior service
  cost.................................               -         217              52           189              47           162
Amortization of transition
  obligation...........................             530           -              93             -             105             -
Recognized net actuarial
  (gain) loss..........................            (358)        697             (19)          391             (16)          109
                                          --------------  ---------      ----------     ---------      ----------     ---------
Net pension expense....................    $      2,288   $   4,528      $    2,495     $   3,992      $    2,846     $   2,699
                                          =============   =========      ==========     =========      ==========     =========

         Other information regarding our international and domestic plans is summarized below:

                                                                         AS OF DECEMBER 31,
                                                      -----------------------------------------------------
                                                                  2003                       2002
                                                      --------------------------   ------------------------
                                                      INTERNATIONAL    DOMESTIC    INTERNATIONAL   DOMESTIC
                                                      -------------   ----------   -------------  ---------
Projected benefit obligation.......................     $   41,542    $  68,945     $    36,600   $  54,227
Accumulated benefit obligation.....................         39,490       53,275          35,397      45,107
Fair value of plan assets..........................         44,171       53,386          26,764      37,251
Increase in minimum liability included in
     other comprehensive income....................              -          627           5,908       4,575

         The key assumptions for the plans are summarized below:

                                                                               AS OF DECEMBER 31,
                                                            -----------------------------------------------------
                                                                         2003                     2002
                                                            --------------------------  -------------------------
                                                            INTERNATIONAL     DOMESTIC  INTERNATIONAL    DOMESTIC
                                                            -------------     --------  -------------    --------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
     BENEFIT OBLIGATIONS:
Discount rate.............................................          5.50%       6.00%          5.50%       6.50%
Rate of compensation increase.............................    3.50%-3.88%       5.00%    3.25%-3.88%       5.00%

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------------------
                                                      2003                       2002                            2001
                                           --------------------------  --------------------------     --------------------------
                                           INTERNATIONAL     DOMESTIC  INTERNATIONAL     DOMESTIC     INTERNATIONAL     DOMESTIC
                                           -------------     --------  -------------     --------     -------------     --------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
     DETERMINE NET PERIODIC BENEFIT COST:
Discount rate..........................     5.25%-5.50%       6.50%           5.50%       7.00%        6.00%              7.25%
Expected long-term
  return on plan assets................     5.25%-6.25%       8.00%     5.50%-6.25%       9.00%        6.00%-6.25%        9.00%
Rate of compensation
  increase.............................     3.50%-3.88%       5.00%           3.50%       5.00%        3.25%-3.88%        5.00%

         The projected benefit obligation for the unfunded excess benefit plan was $7,850,000 and $4,614,000 at December 31, 2003 and 2002, respectively, and is included under "Domestic" in the above tables.

         Additional information regarding our qualified domestic plans is summarized below:

         The Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.

         The targeted and actual weighted average asset allocations by asset category for the two U.S. defined benefit pension plans are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                                            2003                                            2002
                                             -------------------------------------       ---------------------------------------
                                               TARGET                                      TARGET
                                             ALLOCATION    ACTUAL                        ALLOCATION     ACTUAL
                                              OR RANGE   ALLOCATION      ASSETS           OR RANGE     ALLOCATION       ASSETS
                                              --------   ----------      ------           --------     ----------       ------
Asset category:
   Equity securities...................          65%         68%      $     36,102           65%           55%        $   20,421
   Debt securities.....................          32%         29%            15,517           32%           39%            14,723
   Real estate.........................           0%          0%                 -            0%            0%                 -
   Cash ...............................           3%          3%             1,767            3%            6%             2,107
   Other...............................           0%          0%                 -            0%            0%                 -
                                                ---         ---       -----------           ---           ---         ----------
Total plan assets......................         100%        100%      $     53,386          100%          100%        $   37,251
                                                ===         ===       ============          ===           ===         ==========

         Any deviation from the target range of asset allocations must be approved by the Trust's governing committee. The performance objective of the Trust is to outperform the return of the Total Index Composite as constructed to reflect the target allocation weightings for each asset class. This objective should be met over a market cycle, which is defined as a period not less than three years or more than five years. Domestic equity securities (common stock, convertible preferred stock and convertible bonds) should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. International equity securities (common stock, convertible preferred stock and convertible bonds), either from developed or emerging markets, should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Fixed income debt securities should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Cash equivalent and short-term investments should achieve relative performance better than the 90-day Treasury bills. When mutual funds are used by the Trust, those mutual funds should achieve a total return that equals or exceeds the total return of each fund's appropriate Lipper or Morningstar category. Lipper and Morningstar are independent mutual fund rating and information services.

         For investments in equity securities, no individual options or financial futures contracts are purchased unless approved in writing by the Trust's governing committee. In addition, no private placements or purchases of

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

venture capital are allowed. No direct investments in foreign securities are made unless available in ADRs on a U.S. exchange. The maximum commitment to a particular industry, as defined by Standard & Poor's, may not exceed 20 percent. The Trust's equity managers vote all proxies in the best interest of the Trust without regards to social issues. The Trust's governing committee reserves the right to comment on and exercise control over the response to any individual proxy solicitation.

         For fixed income debt securities, corporate bonds purchased are limited to investment grade securities as established by Moody's or Standard & Poor's. At no time shall the lowest investment grade make up more than 20 percent of the total market value of the Trust's fixed income holdings. The total fixed income exposure from any single non-government or government agency issuer shall not exceed 10 percent of the Trust's fixed income holdings. The average duration of the total portfolio shall not exceed seven years. All interest and principal receipts are swept, as received, into an alternative cash management vehicle until reallocated in accordance with the Trust's core allocation.

         For investments in cash equivalent and short-term investments, the Trust utilizes a money market mutual fund which invests in U.S. government and agency obligations, repurchase agreements collateralized by U.S. government or agency securities, commercial paper, bankers' acceptances, certificate of deposits, delayed delivery transactions, reverse repurchase agreements, time deposits and Euro dollar obligations. Bankers' acceptances shall be made in larger banks (ranked by assets) rated "AA" or better by Moody's and in conformance with all FDIC regulations concerning capital requirements.

         Equity securities include Noble's ordinary shares in the amounts of $1,968,000 (4% of total Domestic plan assets) and $1,933,000 (5% of total Domestic plan assets) at December 31, 2003, and 2002, respectively. Noble expects to contribute $2,000,000 to its domestic plans in 2004.

         We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan ("Restoration Plan"). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company's 401(k) savings plan, and receive employer matching contributions (which are made in ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company's 401(k) savings plan. Our liability for this plan was $11,750,000 and $8,812,000 at December 31, 2003 and 2002, respectively, and is included in "Accrued payroll and related costs" in the accompanying Consolidated Balance Sheets. Although not considered plan assets, a grantor trust was established from which payments for obligations under the Restoration Plan are made. The grantor trust had a balance of $9,458,000 and $6,827,000 at December 31, 2003 and 2002, respectively, and is included in "Investments in marketable securities" in the accompanying Consolidated Balance Sheet. We also maintain trusts that hold ordinary shares of Noble for purposes of funding our obligations under the benefit plans, including the Restoration Plan. These trusts held 1,700,000 and 1,791,000 ordinary shares of Noble at December 31, 2003 and 2002, respectively. We account for these shares as "Treasury stock" in the accompanying Consolidated Balance Sheets.

         We presently sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $25,285,000, $18,167,000 and $14,745,000 in 2003, 2002 and 2001,
respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         Noble Asset Company Limited ("NACL"), a wholly-owned, indirect subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guarantee in the amount of $3,300,000 and a customs bond, both of which remain in place. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

         We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of December 31, 2003, we had approximately $25,600,000 of outstanding purchase commitments related to these projects.

         At December 31, 2003, we had certain noncancelable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $2,060,000 for 2004, $1,843,000 for 2005, $1,627,000 for 2006, $1,576,000 for 2007, $1,566,000 for
2008 and $7,419,000 thereafter. Rental expense for all operating leases was $4,038,000, $3,688,000 and $3,807,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

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

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim consolidated financial information for the years ended December 31, 2003 and 2002 is as follows:

                                                             QUARTER ENDED
                                                ----------------------------------------------
                                                MARCH 31      JUNE 30     SEPT. 30     DEC. 31
                                                --------      -------     --------     -------
2003
Operating revenues ...............             $  245,008   $  247,920   $  254,646   $ 239,806
Operating income..................                 54,718       58,670       67,157      40,593
Net income........................                 39,421       43,738       52,957      30,300
Net income per share(2):
  Basic...........................             $     0.30   $     0.33   $     0.40   $    0.23
  Diluted.........................                   0.30         0.33         0.40        0.23

                                                                QUARTER ENDED
                                                ----------------------------------------------
                                                MARCH 31      JUNE 30     SEPT. 30     DEC. 31
                                                --------      -------     --------     -------
2002
Operating revenues ...............             $  241,734   $  253,645   $  242,070   $ 252,799
Operating income (1)..............                 76,513       78,274       64,520      64,250
Net income........................                 51,430       57,438       49,153      51,482
Net income per share(2):
  Basic...........................             $     0.39   $     0.43   $     0.37   $    0.39
  Diluted.........................                   0.39         0.43         0.37        0.39

(1) Information for the quarter ended March 31, 2002, includes reclassification of a $5,908,000 gain on the sale of certain interests in deepwater oil and gas properties from "Other, net" to "Gain on sale of property and equipment" in the accompanying Consolidated Statements of Income.

(2) Earnings per share is computed independent for each of the quarters presented. Therefore, the sum of the quarters' earnings per share may not agree to the total computed for the year.

NOTE 15 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

         Noble and Noble Holding are guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at December 31, 2003 were $149,945,000 and $201,695,000, respectively. Noble
Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

         The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the Securities and Exchange Commission. These consolidating financial statements present Noble's and Noble Holding's investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                 (In thousands)

                                                                 NOBLE
                                                                 HOLDING      NOBLE
                                                     NOBLE    (SUBSIDIARY    DRILLING      OTHER     CONSOLIDATING
                                                  (GUARANTOR)  (GUARANTOR)   (ISSUER)   SUBSIDIARIES  ADJUSTMENTS       TOTAL
                                                  -----------  ----------    --------   ------------  -----------       -----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents....................   $   33,991   $        -   $        -   $  105,476  $          -    $     139,467
  Restricted cash..............................            -            -            -            -             -                -
  Investments in marketable securities.........       24,798            -            -       73,578             -           98,376
  Accounts receivable..........................            -            -        3,144      146,091             -          149,235
  Inventories..................................            -            -            -        4,086             -            4,086
  Prepaid expenses.............................            -            -        3,376        8,433             -           11,809
  Accounts receivable from affiliates..........       17,239            -      487,693            -      (504,932)               -
  Other current assets.........................       26,098            -        3,977       14,926       (26,015)          18,986
                                                  ----------   ----------   ----------   ----------  ------------    -------------
Total current assets...........................      102,126            -      498,190      352,590      (530,947)         421,959
                                                  ----------   ----------   ----------   ----------  ------------    -------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities..........              -            -      100,647    3,353,516             -        3,454,163
  Other......................................              -            -            -       64,591             -           64,591
                                                  ----------   ----------   ----------   ----------  ------------    -------------
                                                           -            -      100,647    3,418,107             -        3,518,754
  Accumulated depreciation...................              -            -      (47,380)    (845,508)            -         (892,888)
                                                  ----------   ----------   ----------   ----------  ------------    -------------
                                                           -            -       53,267    2,572,599             -        2,625,866
                                                  ----------   ----------   ----------   ----------  ------------    -------------

NOTES RECEIVABLE FROM AFFILIATES.............        511,821            -      169,159        4,629      (685,609)               -
INVESTMENTS IN AFFILIATES....................      1,563,494    1,864,823    1,643,124            -    (5,071,441)               -
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES...........................              -            -            -       19,868             -           19,868
OTHER ASSETS.................................              -            -        7,333      114,607             -          121,940
                                                  ----------   ----------   ----------   ----------  ------------    -------------
                                                  $2,177,441   $1,864,823   $2,371,073   $3,064,293  $ (6,287,997)   $   3,189,633
                                                  ==========   ==========   ==========   ==========  ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.......     $        -   $   17,951   $        -   $   47,666  $    (17,951)   $      47,666
  Accounts payable...........................             (6)           -        4,180       83,004             -           87,178
  Accrued payroll and related costs..........              -            -       11,412       37,099             -           48,511
  Taxes payable..............................           (958)           -            -       32,692             -           31,734
  Interest payable...........................              -        8,064        7,799        1,585        (8,064)           9,384
  Accounts payable to affiliates.............              -       57,527            -      447,405      (504,932)               -
  Other current liabilities..................            (20)           -          668       18,902             -           19,550
                                                  ----------   ----------   ----------   ----------  ------------    -------------
Total current liabilities....................           (984)      83,542       24,059      668,353      (530,947)         244,023

LONG-TERM DEBT...............................              -            -      476,640       65,267             -          541,907
NOTES PAYABLE TO AFFILIATES..................              -      511,821            -      173,788      (685,609)               -
DEFERRED INCOME TAXES........................              -            -       16,264      197,093             -          213,357
OTHER LIABILITIES............................              -            -        5,085       13,116             -           18,201
COMMITMENTS AND CONTINGENCIES................              -            -            -            -             -                -
MINORITY INTEREST............................              -            -            -       (6,280)            -           (6,280)
                                                  ----------   ----------   ----------   ----------  ------------    -------------
                                                        (984)     595,363      522,048    1,111,337    (1,216,556)       1,011,208
                                                  ----------   ----------   ----------   ----------  ------------    -------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share..         13,389            -            -            -             -           13,389
  Capital in excess of par value.............        915,240      870,744      870,744      693,687    (2,435,175)         915,240
  Retained earnings..........................      1,306,888      398,716      978,281    1,259,259    (2,636,256)       1,306,888
  Treasury stock, at cost....................        (49,121)           -            -            -             -          (49,121)
  Restricted stock (unearned compensation)...         (7,981)           -            -            -             -           (7,981)
  Accumulated other comprehensive income.....             10            -            -           10           (10)              10
                                                  ----------   ----------   ----------   ----------  ------------    -------------
                                                   2,178,425    1,269,460    1,849,025    1,952,956    (5,071,441)       2,178,425
                                                  ----------   ----------   ----------   ----------  ------------    -------------
                                                  $2,177,441   $1,864,823   $2,371,073   $3,064,293  $ (6,287,997)   $   3,189,633
                                                  ==========   ==========   ==========   ==========  ============    =============

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (In thousands)

                                                                   NOBLE
                                                                  HOLDING      NOBLE
                                                     NOBLE      (SUBSIDIARY   DRILLING      OTHER       CONSOLIDATING
                                                  (GUARANTOR)   (GUARANTOR)   (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                  -----------   -----------  ----------   ------------   -----------      -----
CURRENT ASSETS
  Cash and cash equivalents.....................  $    9,317    $        -   $        -   $   183,192   $         -    $    192,509
  Restricted cash...............................           -             -            -         8,668             -           8,668
  Investments in marketable securities..........       6,827             -            -        66,130             -          72,957
  Accounts receivable...........................           -             -        1,373       163,240             -         164,613
  Inventories...................................           -             -            -         3,628             -           3,628
  Prepaid expenses..............................           -             -          259         6,336             -           6,595
  Accounts receivable from affiliates...........           -             -      644,412             -      (644,412)              -
  Other current assets..........................      16,417             -            -        16,645       (16,389)         16,673
                                                  ----------    ----------   ----------   -----------   -----------    ------------
Total current assets............................      32,561             -      646,044       447,839      (660,801)        465,643
                                                  ----------    ----------   ----------   -----------   -----------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities.............           -             -      118,684     3,034,825             -       3,153,509
  Other.........................................           -             -            -        63,296             -          63,296
                                                  ----------    ----------   ----------   -----------   -----------    ------------
                                                           -             -      118,684     3,098,121             -       3,216,805
  Accumulated depreciation......................           -             -      (61,028)     (684,734)            -        (745,762)
                                                  ----------    ----------   ----------   -----------   -----------    ------------
                                                           -             -       57,656     2,413,387             -       2,471,043
                                                  ----------    ----------   ----------   -----------   -----------    ------------

NOTES RECEIVABLE FROM AFFILIATES................     529,772             -       44,159             -      (573,931)              -
INVESTMENTS IN AFFILIATES.......................   1,443,034     1,692,688    1,454,930             -    (4,590,652)              -
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES..............................           -             -            -        22,538             -          22,538
OTHER ASSETS....................................           -             -        5,312       101,178             -         106,490
                                                  ----------    ----------   ----------   -----------   -----------    ------------
                                                  $2,005,367    $1,692,688   $2,208,101   $ 2,984,942   $(5,825,384)   $  3,065,714
                                                  ==========    ==========   ==========   ===========   ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt..........  $        -    $   16,389   $        -   $    80,577   $   (16,389)   $     80,577
  Accounts payable..............................           -             -        1,019        63,764             -          64,783
  Accrued payroll and related costs.............           -             -        8,475        42,650             -          51,125
  Taxes payable.................................          48             -            -        30,096             -          30,144
  Interest payable..............................           -             -        7,708         2,381             -          10,089
  Accounts payable to affiliates................      16,109        17,380            -       610,923      (644,412)              -
  Other current liabilities.....................           -             -           18        32,071             -          32,089
                                                  ----------    ----------   ----------   -----------   -----------    ------------
Total current liabilities.......................      16,157        33,769       17,220       862,462      (660,801)        268,807

LONG-TERM DEBT..................................           -             -      476,629       112,933             -         589,562
NOTES PAYABLE TO AFFILIATES.....................           -       529,772            -        44,159      (573,931)              -
DEFERRED INCOME TAXES...........................           -             -       16,070       190,281             -         206,351
OTHER LIABILITIES...............................           -             -        5,494        11,994             -          17,488
COMMITMENTS AND CONTINGENCIES...................           -             -            -             -             -               -
MINORITY INTEREST...............................           -             -            -        (5,704)            -          (5,704)
                                                  ----------    ----------   ----------   -----------   -----------    ------------
                                                      16,157       563,541      515,413     1,216,125    (1,234,732)      1,076,504
                                                  ----------    ----------   ----------   -----------   -----------    ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share.....      13,353             -            -             -             -          13,353
  Capital in excess of par value................     905,865       870,744      870,744       693,687    (2,435,175)        905,865
  Retained earnings.............................   1,140,472       258,403      821,944     1,081,422    (2,161,769)      1,140,472
  Treasury stock, at cost.......................     (51,317)            -            -             -             -         (51,317)
  Restricted stock (unearned compensation)......     (12,871)            -            -             -             -         (12,871)
  Accumulated other comprehensive loss..........      (6,292)            -            -        (6,292)        6,292          (6,292)
                                                  ----------    ----------   ----------   -----------   -----------    ------------
                                                   1,989,210     1,129,147    1,692,688     1,768,817    (4,590,652)      1,989,210
                                                  ----------    ----------   ----------   -----------   -----------    ------------
                                                  $2,005,367    $1,692,688   $2,208,101   $ 2,984,942   $(5,825,384)   $  3,065,714
                                                  ==========    ==========   ==========   ===========   ===========    ============

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2003
                                 (In thousands)

                                                                NOBLE
                                                                HOLDING      NOBLE
                                                   NOBLE      (SUBSIDIARY   DRILLING      OTHER        CONSOLIDATING
                                                 (GUARANTOR)  (GUARANTOR)   (ISSUER)   SUBSIDIARIES     ADJUSTMENTS     TOTAL
                                                 -----------  -----------   --------   ------------     -----------     -----
OPERATING REVENUES
  Contract drilling services..................   $       -    $        -   $   13,544   $  876,059      $        -    $  889,603
  Reimbursables...............................           -             -          350       43,864               -        44,214
  Labor contract drilling services............           -             -            -       28,492               -        28,492
  Engineering, consulting and other...........           -             -            -       25,071                        25,071
                                                 ---------    ----------   ----------   ----------      ----------    ----------
                                                         -             -       13,894      973,486                       987,380
                                                 ---------    ----------   ----------   ----------      ----------    ----------
OPERATING COSTS AND EXPENSES
  Contract drilling services..................         (27)            1       10,348      494,716               -       505,038
  Reimbursables...............................           -             -          350       38,674               -        39,024
  Labor contract drilling services............           -             -            -       22,642               -        22,642
  Engineering, consulting and other...........           -             -         (150)      28,399               -        28,249
  Depreciation and amortization...............           -             -        3,851      144,276               -       148,127
  Selling, general and administrative.........         300             -        1,025       25,309               -        26,634
  Gain on sale of property and equipment......           -             -            -       (3,472)              -        (3,472)
                                                 ---------    ----------   ----------   ----------      ----------    ----------
                                                       273             1       15,424      750,544               -       766,242
                                                 ---------    ----------   ----------   ----------      ----------    ----------

OPERATING (LOSS) INCOME.......................        (273)           (1)      (1,530)     222,942               -       221,138

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)..     120,460       164,802      180,861            -        (466,123)            -
  Interest expense............................           -       (48,956)     (27,782)     (16,259)         52,706       (40,291)
  Other, net..................................      49,166             -        4,606        5,071         (52,706)        6,137
                                                 ---------    ----------   ----------   ----------      ----------    ----------

INCOME BEFORE INCOME TAXES ...................     169,353       115,845      156,155      211,754        (466,123)      186,984
INCOME TAX (PROVISION) BENEFIT................      (2,937)       17,135        8,647      (43,413)              -       (20,568)
                                                 ---------    ----------   ----------   ----------      ----------    ----------

NET INCOME....................................   $ 166,416    $  132,980   $  164,802   $  168,341      $ (466,123)   $  166,416
                                                 =========    ==========   ==========   ==========      ==========    ==========

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2002
                                 (In thousands)

                                                                NOBLE
                                                               HOLDING        NOBLE
                                                   NOBLE     (SUBSIDIARY     DRILLING        OTHER       CONSOLIDATING
                                                (GUARANTOR)  (GUARANTOR)     (ISSUER)     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                -----------  -----------     --------     ------------    -----------      -----
OPERATING REVENUES
  Contract drilling services..................  $        -   $         -   $     11,336   $    899,083   $          -   $   910,419
  Reimbursables...............................           -             -              -         26,183              -        26,183
  Labor contract drilling services............           -             -              -         26,416              -        26,416
  Engineering, consulting and other...........           -             -            276         27,230           (276)       27,230
                                                ----------   -----------   ------------   ------------   ------------   -----------
                                                         -             -         11,612        978,912           (276)      990,248
                                                ----------   -----------   ------------   ------------   ------------   -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services..................         217             -          9,923        478,765           (276)      488,629
  Reimbursables...............................           -             -              -         23,058              -        23,058
  Labor contract drilling services............           -             -              -         20,951              -        20,951
  Engineering, consulting and other...........           -             -              -         27,868              -        27,868
  Depreciation and amortization...............           -             -          5,718        119,436              -       125,154
  Selling, general and administrative.........       3,087             -         (4,012)        27,864              -        26,939
  Gain on sale of property and equipment......           -             -              -         (5,908)                      (5,908)
                                                ----------   -----------   ------------   ------------   ------------   -----------
                                                     3,304             -         11,629        692,034           (276)      706,691
                                                ----------   -----------   ------------   ------------   ------------   -----------

OPERATING (LOSS) INCOME.......................      (3,304)            -            (17)       286,878              -       283,557

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)..     193,105       207,291        220,381              -       (620,777)            -
  Interest expense............................           -       (20,952)       (25,988)       (16,634)        20,952       (42,622)
  Other, net..................................      20,959             -          5,867         (3,484)       (20,952)        2,390
                                                ----------   -----------   ------------   ------------   ------------   -----------

INCOME BEFORE INCOME TAXES ...................     210,760       186,339        200,243        266,760       (620,777)      243,325
INCOME TAX (PROVISION) BENEFIT................      (1,257)        7,333          7,048        (46,946)             -       (33,822)
                                                ----------   -----------   ------------   ------------   ------------   -----------

NET INCOME....................................  $  209,503   $   193,672   $    207,291   $    219,814   $   (620,777)  $   209,503
                                                ==========   ===========   ============   ============   ============   ===========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2001
                                 (In thousands)

                                                                NOBLE
                                                               HOLDING       NOBLE
                                                   NOBLE     (SUBSIDIARY    DRILLING       OTHER         CONSOLIDATING
                                                (GUARANTOR)  (GUARANTOR)    (ISSUER)     SUBSIDIARIES     ADJUSTMENTS      TOTAL
                                                -----------  -----------    --------     ------------     -----------      -----
OPERATING REVENUES
  Contract drilling services..................  $         -  $         -  $     12,137   $    933,812    $          -   $   945,949
  Reimbursables...............................            -            -             -         29,122               -        29,122
  Labor contract drilling services............            -            -             -         31,292               -        31,292
  Engineering, consulting and other...........            -            -        15,500         23,397         (15,500)       23,397
                                                -----------  -----------  ------------   ------------    ------------   -----------
                                                          -            -        27,637      1,017,623         (15,500)    1,029,760
                                                -----------  -----------  ------------   ------------    ------------   -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services..................            -            -         8,069        439,195         (15,500)      431,764
  Reimbursables...............................            -            -             -         27,431               -        27,431
  Labor contract drilling services............            -            -             -         25,745               -        25,745
  Engineering, consulting and other...........            -            -             -         17,661               -        17,661
  Depreciation and amortization...............            -            -         6,231        112,344               -       118,575
  Selling, general and administrative.........            -            -           555         23,742               -        24,297
                                                -----------  -----------  ------------   ------------    ------------   -----------
                                                          -            -        14,855        646,118         (15,500)      645,473
                                                -----------  -----------  ------------   ------------    ------------   -----------

OPERATING INCOME..............................            -            -        12,782        371,505               -       384,287

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax)..            -            -       271,611              -        (271,611)            -
  Interest expense............................            -            -       (27,703)       (20,049)              -       (47,752)
  Other, net..................................            -            -         1,553         10,384               -        11,937
                                                -----------  -----------  ------------   ------------    ------------   -----------

INCOME BEFORE INCOME TAXES ...................            -            -       258,243        361,840        (271,611)      348,472
INCOME TAX BENEFIT (PROVISION)................            -            -         4,679        (90,229)              -       (85,550)
                                                -----------  -----------  ------------   ------------    ------------   -----------

NET INCOME....................................  $         -  $         -  $    262,922   $    271,611    $   (271,611)  $   262,922
                                                ===========  ===========  ============   ============    ============   ===========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003
                                 (In thousands)

                                                                    NOBLE
                                                                   HOLDING      NOBLE
                                                      NOBLE      (SUBSIDIARY   DRILLING     OTHER        CONSOLIDATING
                                                    (GUARANTOR)  (GUARANTOR)   (ISSUER)   SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                    -----------  -----------   --------   ------------    -----------      -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................  $  166,416   $  132,980   $ 164,802   $    168,341    $   (466,123) $  166,416
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization.................            -            -       3,851        144,276               -     148,127
   Deferred income tax provision.................            -            -         194          4,182               -       4,376
   Deferred repair and maintenance amortization..            -            -         785         33,678               -      34,463
   Loss (gain) on sales of marketable securities.            -            -           -            382               -         382
   Equity in (income) loss of joint ventures.....            -            -           -         (2,307)              -      (2,307)
   Compensation expense from stock-based plans...        4,627            -           -              -               -       4,627
   Gain on sale of interest in deepwater
     oil and gas properties......................            -            -           -         (3,472)              -      (3,472)
   Discretionary pension funding.................            -            -      (6,900)       (10,200)              -     (17,100)
   Equity earnings in affiliates.................     (120,460)    (164,802)   (180,861)             -         466,123           -
   Other.........................................            -            -      (2,430)         3,948               -       1,518
   Other changes in current assets and
    liabilities, net of acquired working capital:
    Accounts receivable.........................             -            -      (1,771)        17,149               -      15,378
    Accounts receivable from affiliates.........             -            -      41,865              -         (41,865)          -
    Other current assets........................        (9,681)           -      (7,094)         4,694               -     (12,081)
    Accounts payable............................            (6)           -       3,161         19,245               -      22,400
    Accounts payable to affiliates..............           981       23,758           -        (66,604)         41,865           -
    Other current liabilities...................        (1,026)       8,064       3,678         (8,135)              -       2,581
                                                    ----------   ----------   ---------   ------------    ------------  ----------
       Net cash provided by
        operating activities....................       40,851            -      19,280        305,177               -     365,308
                                                    ----------   ----------   ---------   ------------    ------------  ----------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Acquisitions and related capital upgrades.......           -            -           -       (194,400)              -    (194,400)
  Other capital expenditures......................           -            -     (16,411)       (96,323)              -    (112,734)
  Deferred repair and maintenance expenditures....           -            -      (2,869)       (34,115)              -     (36,984)
  Proceeds from sales of property and equipment...           -            -           -          1,606               -       1,606
  Proceeds from sale of interest in deepwater
    oil and gas properties........................           -            -           -          5,200               -       5,200
  Investment in and advances to joint ventures,
    net...........................................           -            -           -          4,977               -       4,977

  Investment in marketable securities.............     (97,385)           -           -        (48,735)              -    (146,120)
  Proceeds from sales of marketable securities....      71,776            -           -         50,809               -     122,585
                                                    ----------   ----------   ---------   ------------    ------------  ----------
       Net cash used for investing activities.....     (25,609)           -     (19,280)      (310,981)              -    (355,870)
                                                    ----------   ----------   ---------   ------------    ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt.......................           -            -           -        (80,580)              -     (80,580)
  Proceeds from issuance of ordinary shares.......       9,432            -           -              -               -       9,432
  Decrease in restricted cash.....................           -            -           -          8,668               -       8,668
                                                    ----------   ----------   ---------   ------------    ------------  ----------
       Net cash provided by (used for)
           financing activities...................       9,432            -           -        (71,912)              -     (62,480)
                                                    ----------   ----------   ---------   ------------    ------------  ----------
(DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS....................      24,674            -           -        (77,716)              -     (53,042)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR............................       9,317            -           -        183,192               -     192,509
                                                    ----------   ----------   ---------   ------------    ------------  ----------
CASH AND CASH EQUIVALENTS,
     END OF YEAR..................................  $   33,991   $        -   $       -   $    105,476    $          -  $  139,467
                                                    ==========   ==========   =========   ============    ============  ==========


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                                 (In thousands)

                                                                      NOBLE
                                                                     HOLDING     NOBLE
                                                         NOBLE     (SUBSIDIARY  DRILLING      OTHER       CONSOLIDATING
                                                      (GUARANTOR)  (GUARANTOR)  (ISSUER)   SUBSIDIARIES     ADJUSTMENTS    TOTAL
                                                      -----------  -----------  --------   ------------     -----------    -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................    $   209,503  $   193,672  $ 207,291  $     219,814  $    (620,777)  $ 209,503
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Depreciation and amortization.................              -            -      5,718        119,436              -     125,154
    Deferred income tax provision.................              -            -       (576)        17,446              -      16,870
    Deferred repair and maintenance amortization..              -            -        731         28,584              -      29,315
    Loss (gain) on sales of marketable securities.              -            -          -            168              -         168
    Equity in (income) of joint ventures..........              -            -          -         (1,780)             -      (1,780)
    Compensation expense from stock-based plans...          3,208            -      1,670              -              -       4,878
    Realized loss on impairment of investment.....              -            -          -          9,758              -       9,758
    Gain on sale of interest in deepwater
      oil and gas properties......................              -            -          -         (5,908)             -      (5,908)
    Loss on debt repurchase.......................              -            -        400              -              -         400
    Equity earnings in affiliates.................       (193,105)    (207,291)  (220,381)             -        620,777           -
    Other.........................................              -            -      6,471         (2,948)             -       3,523
    Other changes in current assets and liabilities,
      net of acquired working capital:
      Accounts receivable.........................              -            -       (560)         4,955              -       4,395
      Accounts receivable from affiliates.........         14,812            -    (85,777)             -         70,965           -
      Other current assets........................            (29)           -        992          3,979              -       4,942
      Accounts payable............................              -            -        396         14,113              -      14,509
      Accounts payable to affiliates..............              -       13,619          -         57,346        (70,965)          -
      Other current liabilities...................              -            -      1,172         28,465              -      29,637
                                                      -----------  -----------  ---------  -------------  -------------   ---------
         Net cash provided by (used for)
         operating activities.....................         34,389            -    (82,453)       493,428              -     445,364
                                                      -----------  -----------  ---------  -------------  -------------   ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES
  Acquisitions and related capital upgrades.......              -            -    (46,423)      (310,431)             -    (356,854)
  Other capital expenditures......................              -            -          -       (121,500)             -    (121,500)
  Deferred repair and maintenance expenditures....              -            -       (905)       (41,866)             -     (42,771)
  Proceeds from sales of property and equipment...              -            -          -          1,879              -       1,879
  Proceeds from sale of interest in deepwater
    Oil and gas properties........................              -            -          -          6,200              -       6,200
  Investment in and advances to joint ventures, net             -            -          -          4,160              -       4,160
  Investment in marketable securities.............              -            -          -        (69,082)             -     (69,082)
  Proceeds from sales of marketable securities....              -            -          -         38,419              -      38,419
                                                      -----------  -----------  ---------  -------------  -------------   ---------
         Net cash used for investing activities...              -            -    (47,328)      (492,221)             -    (539,549)
                                                      -----------  -----------  ---------  -------------  -------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing on credit facility......              -            -    125,000              -              -     125,000
  Payment of long-term debt.......................              -            -     (5,350)       (55,422)             -     (60,772)
  Proceeds from issuance of ordinary shares.......          6,275            -      9,092              -              -      15,367
  Repurchase of ordinary shares...................        (33,966)           -          -              -              -     (33,966)
  Proceeds from sales of put options
      on ordinary shares..........................          2,619            -      1,039              -              -       3,658
  Decrease (increase) in restricted cash..........              -            -          -            698              -         698
                                                      -----------  -----------  ---------  -------------  -------------   ---------
         Net cash (used for) provided by
           financing activities...................        (25,072)           -    129,781        (54,724)             -      49,985
                                                      -----------  -----------  ---------  -------------  -------------   ---------
(DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS....................          9,317            -          -        (53,517)             -     (44,200)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR............................              -            -          -        236,709              -     236,709
                                                      -----------  -----------  ---------  -------------  -------------   ---------
CASH AND CASH EQUIV. END OF YEAR..................    $     9,317  $         -  $       -  $     183,192  $           -   $ 192,509
                                                      ===========  ===========  =========  =============  =============   =========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (In thousands)

                                                                      NOBLE
                                                                     HOLDING     NOBLE
                                                         NOBLE     (SUBSIDIARY  DRILLING      OTHER       CONSOLIDATING
                                                       (GUARANTOR)  (GUARANTOR)  (ISSUER)   SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                       -----------  -----------  --------   ------------   -----------      -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................... $           $            $ 262,922  $     271,611  $    (271,611)  $ 262,922
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.....................          -            -      6,231        112,344              -     118,575
    Deferred income tax provision.....................          -            -      6,629         49,433              -      56,062
    Deferred repair and maintenance amortization......          -            -        910         22,017              -      22,927
    Gain on sales of marketable securities............          -            -          -             (8)             -          (8)
    Equity in loss of joint ventures..................          -            -          -          1,153              -       1,153
    Compensation expense from stock-based plans.......          -            -      4,110              -              -       4,110
    Loss on debt repurchases..........................          -            -      1,520              -              -       1,520
    Equity earnings in affiliates.....................          -            -   (271,611)             -        271,611           -
    Other.............................................          -            -      2,661         (1,226)             -       1,435
    Changes in current assets and liabilities,
      net of acquired working capital:
      Accounts receivable.............................          -            -        840          6,941              -       7,781
      Accounts receivable from affiliates.............          -            -    103,692              -       (103,692)          -
      Other current assets............................          -            -     (1,060)       (11,142)             -     (12,202)
      Accounts payable................................          -            -       (412)       (21,783)             -     (22,195)
      Accounts payable to affiliates..................          -            -          -       (103,692)       103,692           -
      Other current liabilities.......................          -                   6,375          2,591              -       8,966
                                                       ----------  -----------  ---------  -------------  -------------   ---------
         Net cash provided by operating activities....          -            -    122,807        328,239              -     451,046
                                                       ----------  -----------  ---------  -------------  -------------   ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES
  Acquisitions and related capital upgrades...........          -            -          -        (50,440)             -     (50,440)
  Other capital expenditures..........................          -            -    (17,171)       (72,255)             -     (89,426)
  Deferred repair and maintenance expenditures........          -            -        (19)       (33,488)             -     (33,507)
  Proceeds from sales of property and equipment.......          -            -          -            887              -         887
  Investment in and advances to joint ventures, net...          -            -          -        (17,896)             -     (17,896)
  Investment in marketable securities.................          -            -          -        (43,068)             -     (43,068)
  Proceeds from sales of marketable securities........          -            -          -          7,747              -       7,747
                                                       ----------  -----------  ---------  -------------  -------------   ---------
         Net cash used for investing activities.......          -            -    (17,190)      (208,513)             -    (225,703)
                                                       ----------  -----------  ---------  -------------  -------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt...........................          -            -    (44,362)       (50,775)             -     (95,137)
  Proceeds from issuance of ordinary shares...........          -            -     13,374              -              -      13,374
  Repurchase of ordinary shares.......................          -            -    (76,197)             -              -     (76,197)
  Proceeds from sales of put options
      on ordinary shares..............................          -            -      1,568              -              -       1,568
  Increase in restricted cash.........................          -            -          -         (5,477)             -      (5,477)
                                                       ----------  -----------  ---------  -------------  -------------   ---------
         Net cash used for financing activities.......          -            -   (105,617)       (56,252)             -    (161,869)
                                                       ----------  -----------  ---------  -------------  -------------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS.................          -            -          -         63,474              -      63,474
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR................................          -            -          -        173,235              -     173,235
                                                       ----------  -----------  ---------  -------------  -------------   ---------
CASH AND CASH EQUIVALENTS,
     END OF YEAR...................................... $        -  $         -  $       -  $     236,709  $           -   $ 236,709
                                                       ==========  ==========   =========  =============  =============   =========

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT AND RELATED INFORMATION

         We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include domestic and international offshore contract drilling and engineering and consulting services. Although these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Each of our drilling rigs is considered by us to be an operating segment within our domestic and international offshore contract drilling services reportable segments, and these operating segments are aggregated to comprise our domestic and international contract drilling services reportable segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131").

         Our international contract drilling services segment conducts contract drilling services in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. Our domestic contract drilling services segment conducts contract drilling services in the U.S. Gulf of Mexico. Our engineering and consulting services segment, as represented by our Noble Technology Services Division, provides drilling products and drilling-related software programs, well site management, project management, technical services, and operations support for our downhole technology tools.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the years ended December 31, 2003, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     INTERNATIONAL     DOMESTIC
                                                        CONTRACT       CONTRACT     ENGINEERING
                                                        DRILLING       DRILLING     & CONSULTING
                                                        SERVICES       SERVICES       SERVICES        OTHER          TOTAL
                                                        --------       --------       --------        -----          -----
2003

Revenues from external customers...................  $   663,321     $   262,378    $    26,070     $   35,611    $    987,380
Intersegment revenues..............................            -               -              -              -               -
Depreciation and amortization......................       97,584          46,473            610          3,460         148,127
Interest expense...................................       19,548          19,899            147            697          40,291
Equity in income of
    unconsolidated subsidiaries....................        4,145               -              -              -           4,145
Segment profit (loss)..............................      127,956          40,470         (9,314)         7,304         166,416
Total assets.......................................    1,598,768       1,283,662         10,290        296,913       3,189,633
Capital expenditures...............................      135,986          79,816            637         90,695         307,134

2002

Revenues from external customers...................  $   636,869     $   304,842    $    16,791     $   31,746    $    990,248
Intersegment revenues..............................            -               -              -              -               -
Depreciation and amortization......................       70,803          50,774            380          3,197         125,154
Interest expense...................................       18,676          23,405            361            180          42,622
Equity in income of
    unconsolidated subsidiaries....................        3,979               -              -              -           3,979
Segment profit (loss)..............................      179,601          45,654         (4,483)       (11,269)        209,503
Total assets.......................................    1,467,018       1,377,386         12,185        209,125       3,065,714
Capital expenditures...............................      249,924          97,232         15,669        115,529         478,354

2001

Revenues from external customers...................  $   515,438     $   462,421    $    12,184     $   39,717    $  1,029,760
Intersegment revenues..............................            -               -            114              -             114
Depreciation and amortization......................       63,352          51,727            385          3,111         118,575
Interest expense...................................       19,668          27,993              -             91          47,752
Equity in loss of
    unconsolidated subsidiaries....................       (1,153)              -              -              -          (1,153)
Segment profit (loss)..............................      125,360         142,646            533         (5,597)        262,942
Total assets.......................................    1,225,171       1,418,019          8,774         98,776       2,750,740
Capital expenditures...............................       71,247          57,795          7,480          3,344         139,866

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

         The following table is a reconciliation of reportable segment profit or loss to consolidated totals:

PROFIT OR LOSS                                        2003            2002           2001
                                                  -------------  -------------  --------------
Total profit for reportable segments............  $     159,112  $     220,772  $      268,539
Elimination of intersegment profits.............              -              -             (20)
Other profits (losses)..........................          7,304        (11,269)         (5,597)
                                                  -------------  -------------  --------------
Total consolidated net income...................  $     166,416  $     209,503  $      262,922
                                                  =============  =============  ==============

         The following tables present revenues and identifiable assets by country based on the location of the service provided:

                                             REVENUES                                IDENTIFIABLE ASSETS
                          --------------------------------------------  -------------------------------------------
                                      YEAR ENDED DECEMBER 31,                           DECEMBER 31,
                          --------------------------------------------  -------------------------------------------
                              2003            2002           2001           2003            2002           2001
                          ------------   ------------   --------------  ------------   ------------    ------------
United States............ $    283,097   $    317,059   $      474,214  $  1,528,333   $  1,807,381    $  1,508,851
                          ------------   ------------   --------------  ------------   ------------    ------------

Bahrain..................        8,110          7,180                -             -         29,821               -
Brazil...................      138,623        123,157          121,658       427,375        151,061         427,420
Canada...................       24,755         19,445           21,418        10,116         16,674           8,090
China....................            -              -                -        78,660         78,632          32,344
Croatia..................            -              -                -        35,307              -               -
Denmark..................       22,359         32,307           50,765        44,498         44,909          53,664
Germany..................        7,257            771                -         1,569         17,025               -
India....................       14,318         11,380           15,384        99,211         28,267          24,719
Ireland..................            -              -            4,869             -              -               -
Mexico...................      129,473         34,818           16,261       172,471        111,742          26,253
Nigeria..................       61,218        132,378          119,394       130,891        145,126         130,301
Qatar....................       48,853         62,272           37,624       127,203        114,621         114,701
The Netherlands..........      100,984        141,571          101,241       148,503        149,002         180,938
United Arab Emirates.....       72,216         40,946           24,051       219,246        192,160          93,559
United Kingdom...........       74,955         66,174           42,881       150,434        164,312         135,790
Other....................        1,162            790                -        15,816         14,981          14,110
                          ------------   ------------   --------------  ------------   ------------    ------------
Total International......      704,283        673,189          555,546     1,661,300      1,258,333       1,241,889
                          ------------   ------------   --------------  ------------   ------------    ------------

            Total         $    987,380   $    990,248   $    1,029,760  $  3,189,633   $  3,065,714    $  2,750,740
                          ============   ============   ==============  ============   ============    ============

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

         There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors", "Additional Information Regarding the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Member Proposals and Other Matters" appearing in our proxy statement for the annual general meeting of members to be held on April 22, 2004 (the "2004 Proxy Statement"), set forth certain information with respect to the directors of Noble and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

         Certain information with respect to the executive officers of Noble is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

         Noble has adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including Noble's principal executive officer, principal financial officer and principal accounting officer. Noble's Code of Business Conduct and Ethics is posted on the company's website at http://www.noblecorp.com in the "Governance" area. Changes to and waivers granted with respect to Noble's Code of Business Conduct and Ethics related to officers identified above, and other executive officers and directors of Noble that we are required to disclose pursuant to applicable rules and regulations of the Commission will also be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 2004 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Noble on executive compensation and the information in such section under "Performance Graph," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Executive Compensation - Equity Compensation Plan Information", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2004 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of voting securities and equity securities of Noble, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Additional Information Regarding the Board of Directors-Certain Transactions" appearing in the 2004 Proxy Statement sets forth certain information with respect to certain relationships and related party transactions, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The section entitled "Auditors" appearing in the 2004 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) A list of the financial statements filed as a part of this report is set forth in Item 8 on page 29 and is incorporated herein by reference.

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

(b)      Reports on Form 8-K:

         We furnished a Form 8-K on October 8, 2003, which included our Fleet Status Update as of October 8, 2003 as Exhibit 99.1.

         We furnished a Form 8-K on October 20, 2003, which included our press release dated October 20, 2003 as Exhibit 99.1, announcing financial results for the quarter ended December 31, 2003.

         We furnished a Form 8-K on October 27, 2003, which included our press release dated October 27, 2003 as Exhibit 99.1, announcing the addition of Mary P. Ricciardello to our Board of Directors.

         We furnished a Form 8-K on November 17, 2003, which included our Fleet Status Update as of November 17, 2003 as Exhibit 99.1.

         We furnished a Form 8-K on December 16, 2003, which included our Fleet Status Update as of December 16, 2003 as Exhibit 99.1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NOBLE CORPORATION

Date: March 1, 2004

                               By: /s/ JAMES C. DAY
                                   -------------------------------
                                   James C. Day, Chairman and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                               CAPACITY IN WHICH SIGNED                                  DATE

/s/ JAMES C. DAY                            Chairman and Chief Executive Officer                March 1, 2004
--------------------------                  and Director
James C. Day                                (Principal Executive Officer)

/s/ MARK A. JACKSON                         Senior Vice President-Finance and                   March 1, 2004
--------------------------                  Chief Financial Officer
Mark A. Jackson                             (Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY                       Director                                            March 1, 2004
--------------------------
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN                      Director                                            March 1, 2004
--------------------------
Lawrence J. Chazen

/s/ LUKE R. CORBETT                         Director                                            March 1, 2004
--------------------------
Luke R. Corbett

/s/ MARC E. LELAND                          Director                                            March 1, 2004
--------------------------
Marc E. Leland

/s/ JACK E. LITTLE                          Director                                            March 1, 2004
--------------------------
Jack E. Little

/s/ MARY P. RICCIARDELLO                    Director                                            March 1, 2004
--------------------------
Mary P. Ricciardello

/s/ WILLIAM A. SEARS                        Director                                            March 1, 2004
--------------------------
William A. Sears

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                     EXHIBIT
-------   ----------------------------------------------------------------------
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

4.1       Indenture dated as of March 1, 1999, between Noble Drilling
          Corporation and JP Morgan Chase Bank (formerly Chase Bank of
          Texas, National Association), as trustee (filed as Exhibit
          4.1 to the Form 8-K of Noble Drilling Corporation
          (hereinafter sometimes referred to as "NDC") dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.2       Supplemental Indenture dated as of March 16, 1999, between Noble
          Drilling Corporation and JP Morgan Chase Bank (formerly Chase Bank of
          Texas, National Association), as trustee (filed as Exhibit 4.2 to
          NDC's Form 8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

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

4.5 Note Purchase Agreement dated as of July 1, 1998, by and among Noble Drilling (Paul Wolff) Ltd., JP Morgan Chase Bank
          (formerly Chase Bank of Texas, National Association), as
          Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase
          Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Paul Wolff) Ltd. and the principal amount of notes purchased by each such note purchaser is included in Annex I to the Note Purchase Agreement (filed as Exhibit 4.4 to NDC's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.6 Indenture of First Naval Mortgage, dated as of July 1, 1998, made by Noble Drilling (Paul Wolff) Ltd. in favor of JP
          Morgan Chase Bank (formerly Chase Bank of Texas, National
          Association), as Trustee (filed as Exhibit 4.5 to NDC's
          Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.7       Parent Guaranty, dated as of July 1, 1998, by Noble Drilling
          Corporation in favor of JP Morgan Chase Bank (formerly Chase Bank of
          Texas, National Association), as Trustee (filed as Exhibit

          4.6 to NDC's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.8 Note Purchase Agreement dated as of December 21, 1998, by and among Noble Drilling (Jim Thompson) Inc., JP Morgan
          Chase Bank (formerly Chase Bank of Texas, National
          Association), as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate
          Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase
          Agreement with Noble Drilling (Jim Thompson) Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase
          Agreement (filed as Exhibit 4.24 to NDC's Registration
          Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.9       Indenture of First Naval Mortgage, dated as of December 21,
          1998, made by Noble Drilling (Jim Thompson) Inc. in favor of
          JP Morgan Chase Bank (formerly Chase Bank of Texas, National
          Association), as Trustee (filed as Exhibit 4.25 to NDC's
          Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.10      Parent Guaranty, dated as of December 21, 1998, by Noble
          Drilling Corporation in favor of JP Morgan Chase Bank
          (formerly Chase Bank of Texas, National Association), as
          Trustee (filed as Exhibit 4.26 to NDC's Registration
          Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.11      Credit Agreement dated May 30, 2001, among Noble Drilling
          Corporation, Christiania Bank og Kreditkasse ASA, New York
          Branch, as Administrative Agent, and the lenders named therein (filed as Exhibit 4 to NDC's Quarterly Report on
          Form 10-Q for the three-month period ended June 30, 2001 and incorporated herein by reference).

4.12      Irrevocable Letter of Credit, dated December 20, 2001, by
          Nordea Bank Norge ASA, New York Branch, and issued to JP
          Morgan Chase Bank, as Trustee of the Trust Indenture and
          Security Agreement, dated as of November 24, 1998, between
          Noble Drilling (Paul Romano) Inc. and the Trustee, for the benefit of the note holders thereunder (filed as Exhibit
          4.17 to NDC's Annual Report on Form 10-K for the year ended
          December 31, 2001 and incorporated herein by reference).

4.13      Amended and Restated Credit Agreement dated May 1, 2002 among Noble
          Corporation, Noble Holding (U.S.) Corporation, Noble Drilling
          Corporation, Nordea Bank Norge ASA, New York Branch, as Administrative
          Agent, and the lenders named therein (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.14 First Amendment to Note Purchase Agreement and Consent, dated March 15, 2002, between Noble Drilling (Jim Thompson)
          Inc., each of the note purchasers thereunder and JPMorgan
          Chase Bank, National Association, as trustee (filed as
          Exhibit 4.2 to the Registrant's Quarterly Report on Form
          10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.15      Amended and Restated Parent Guaranty, dated as April 25, 2002, by
          Noble Corporation, Noble Holding (U.S.) Corporation and Noble Drilling
          Corporation, in favor of JPMorgan Chase Bank, National Association, as trustee, for the benefit of the note purchasers under the Note
          Purchase Agreement and Consent with Noble Drilling (Jim Thompson) Inc.
          (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form
          10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.16 First Amendment to Note Purchase Agreement and Consent, dated March 15, 2002, between Noble Drilling (Paul Wolff)
          Ltd., each of the note purchasers thereunder and JPMorgan
          Chase Bank, National Association, as trustee (filed as
          Exhibit 4.4 to the Registrant's Quarterly Report

          on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.17      Amended and Restated Parent Guaranty, dated as May 1, 2002, by Noble
          Corporation, Noble Holding (U.S.) Corporation and Noble Drilling
          Corporation, in favor of JPMorgan Chase Bank, National Association, as trustee, for the benefit of the note purchasers under the Note
          Purchase Agreement and Consent with Noble Drilling (Paul Wolff) Ltd.
          (filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form
          10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.18 Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.)
          Corporation and Noble Corporation, and JP Morgan Chase Bank, as trustee (filed as Exhibit 4.6 to the Registrant's
          Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.1*     Amendment to the Noble Corporation 1991 Stock Option and Restricted
          Stock Plan dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.2 to the Registrant's
          Quarterly Report on Form 10-Q for the three-month period ended March
          31, 2003 and incorporated herein by reference).

10.2*     Amendment No. 4 to the Noble Corporation 1992 Nonqualified Stock
          Option Plan for Non-Employee Directors dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.3*     Noble Corporation Equity Compensation Plan for Non-Employee
          Directors (filed as Exhibit 10.1 to NDC's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

10.4*     Amendment, effective as of May 1, 2002, to the Noble Corporation
          Equity Compensation Plan for Non-Employee Directors (filed as Exhibit
          10.1 to Post-Effective Amendment No. 1 to the Registrant's
          Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.5*     Noble Drilling Corporation Short Term Incentive Plan (revised April
          2003) (filed as Exhibit 10 to the Registrant's Quarterly Report on
          Form 10-Q for the three-month period ended June 30, 2003 and incorporated herein by reference).

10.6*     Noble Drilling Corporation 401(k) Savings Restoration Plan
          (filed as Exhibit 10.1 to the Registrant's Registration
          Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

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

10.10     Guarantee dated August 26, 1994 between Noble Drilling Corporation and
          Hibernia Management and Development Company Ltd. (filed as Exhibit
          10.45 to NDC's Annual Report on Form 10-K for the year ended December
          31, 1994 and incorporated herein by reference).

10.11* Form of Indemnity Agreement entered into between Noble Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.12* Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and James C. Day (filed as
          Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.13     Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of
          Amended and Restated Employment Agreement by and between Noble
          Drilling Corporation and James C. Day (filed as Exhibit 10.3 to the
          Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.14* Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.15     Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of
          Amended and Restated Employment Agreement by and between Noble
          Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.7 to the
          Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

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

14.1      Noble Corporation Code of Business Conduct and Ethics.

21.1      Subsidiaries of the Registrant.

23.1      Consent of PricewaterhouseCoopers LLP.

31.1      Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule
          15d-14(a).

31.2      Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or
          Rule 15d-14(a).

32.1+     Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+ Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.