Form 10-Q
period 2004-03-31
NOBLE CORP
filed 2004-05-10
CIK 1169055

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

      Number of Ordinary Shares outstanding as of May 3, 2004: 134,833,185 (Includes 1,678,659 shares held in a Rabbi Trust)

================================================================================

                                                                       FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        MARCH 31,     DECEMBER 31,
                                                          2004            2003
                                                      ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................    $    160,637    $    139,467
  Investment in marketable securities ............         121,533          98,376
  Accounts receivable ............................         145,228         149,235
  Inventories ....................................           4,150           4,086
  Prepaid expenses ...............................          12,329          11,809
  Other current assets ...........................          22,691          18,986
                                                      ------------    ------------
Total current assets .............................         466,568         421,959
                                                      ------------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ..............       3,469,519       3,454,163
  Other ..........................................          65,213          64,591
                                                      ------------    ------------
                                                         3,534,732       3,518,754
  Accumulated depreciation .......................        (935,335)       (892,888)
                                                      ------------    ------------
                                                         2,599,397       2,625,866
                                                      ------------    ------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES .....          19,842          19,868
OTHER ASSETS .....................................         126,354         121,940
                                                      ------------    ------------
                                                      $  3,212,161    $  3,189,633
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...........    $     36,085    $     47,666
  Accounts payable ...............................          72,507          87,178
  Accrued payroll and related costs ..............          49,016          48,511
  Taxes payable ..................................          31,856          31,734
  Interest payable ...............................           2,802           9,384
  Other current liabilities ......................          23,918          19,550
                                                      ------------    ------------
Total current liabilities ........................         216,184         244,023

LONG-TERM DEBT ...................................         534,606         541,907
DEFERRED INCOME TAXES ............................         210,030         213,357
OTHER LIABILITIES ................................          18,140          18,201
COMMITMENTS AND CONTINGENCIES ....................
MINORITY INTEREST ................................          (7,141)         (6,280)
                                                      ------------    ------------
                                                           971,819       1,011,208
                                                      ------------    ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share ......          13,478          13,389
  Capital in excess of par value .................         942,293         915,240
  Retained earnings ..............................       1,335,148       1,306,888
  Treasury stock, at cost ........................         (48,522)        (49,121)
  Restricted stock (unearned compensation) .......          (6,895)         (7,981)
  Accumulated other comprehensive income .........           4,840              10
                                                      ------------    ------------
                                                         2,240,342       2,178,425
                                                      ------------    ------------
                                                      $  3,212,161    $  3,189,633
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

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                2004            2003
                                            ------------    ------------
OPERATING REVENUES
  Contract drilling services ...........    $    218,583    $    216,368
  Reimbursables ........................          10,049          15,856
  Labor contract drilling services .....           8,391           6,696
  Engineering, consulting and other ....           8,410           6,088
                                            ------------    ------------
                                                 245,433         245,008
                                            ------------    ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ...........         133,805         123,847
  Reimbursables ........................           9,077          15,198
  Labor contract drilling services .....           6,826           5,723
  Engineering, consulting and other ....           8,097           5,396
  Depreciation .........................          40,925          33,864
  Selling, general and administrative ..           7,861           6,262
                                            ------------    ------------
                                                 206,591         190,290
                                            ------------    ------------

OPERATING INCOME .......................          38,842          54,718

OTHER INCOME (EXPENSE)
  Interest expense .....................          (9,068)        (10,495)
  Other, net ...........................           2,486              70
                                            ------------    ------------

INCOME BEFORE INCOME TAXES .............          32,260          44,293
INCOME TAX PROVISION ...................          (4,000)         (4,872)
                                            ------------    ------------

NET INCOME .............................    $     28,260    $     39,421
                                            ============    ============

EARNINGS PER SHARE:
  Basic ................................    $       0.21    $       0.30
  Diluted ..............................    $       0.21    $       0.30

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
NET INCOME ......................................................    $     28,260    $     39,421
                                                                     ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments ....................           4,619             255
    Unrealized holding gains (losses) arising during period .....             179            (408)
    Unrealized gain on foreign currency forward contracts .......              32               -
                                                                     ------------    ------------

    Other comprehensive income (loss) ...........................           4,830            (153)
                                                                     ------------    ------------

COMPREHENSIVE INCOME ............................................    $     33,090    $     39,268
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

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income .....................................................................    $     28,260    $     39,421
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, and amortization of deferred repair and maintenance .........          50,427          41,668
       Deferred income tax provision .............................................           1,200           1,624
       Loss on sales of marketable securities ....................................              44              93
       Equity in (income) loss of joint ventures .................................            (998)            378
       Compensation expense from stock-based plans ...............................           1,086           1,185
       Other .....................................................................            (938)            537
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ....................................................           4,007             223
          Other current assets ...................................................          (5,329)        (14,941)
          Accounts payable .......................................................         (14,672)         (9,573)
          Other current liabilities ..............................................          (1,535)        (17,485)
                                                                                      ------------    ------------
              Net cash provided by operating activities ..........................          61,552          43,130
                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ......................................               -         (60,188)
  Other capital expenditures .....................................................         (13,871)        (15,833)
  Deferred repair and maintenance expenditures ...................................          (9,401)         (6,226)
  Repayments from joint venture ..................................................           1,024             287
  Investment in marketable securities ............................................         (63,547)        (13,247)
  Proceeds from sales and maturities of marketable securities ....................          41,121           7,311
                                                                                      ------------    ------------
              Net cash used for investing activities .............................         (44,674)        (87,896)
                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ......................................................         (18,883)        (15,548)
  Proceeds from issuance of ordinary shares ......................................          23,175           1,713
  Decrease in restricted cash ....................................................               -             361
                                                                                      ------------    ------------
              Net cash provided by (used for) financing activities ...............           4,292         (13,474)
                                                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................          21,170         (58,240)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................         139,467         192,509
                                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................    $    160,637    $    134,269
                                                                                      ============    ============

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING

      The accompanying consolidated financial statements of Noble Corporation ("Noble" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the prior year consolidated financial statements to conform to the classifications used in the 2004 consolidated financial statements. These reclassifications have no impact on net income. The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble for the year ended December 31, 2003.

NOTE 2 - STOCK-BASED COMPENSATION PLANS

      We have several stock-based compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. No compensation expense was recognized in the three month periods ended March 31, 2004 and 2003 related to stock option awards.

      The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------
Net income - as reported.............................    $     28,260    $     39,421
Compensation expense, net of tax - as reported.......             706             770
Compensation expense, net of tax - pro forma.........          (3,397)         (5,359)
                                                         ------------    ------------
Net income - pro forma...............................    $     25,569    $     34,832
                                                         ============    ============

Earnings per share:
  Basic - as reported................................    $       0.21    $       0.30
  Basic - pro forma..................................    $       0.19    $       0.26

  Diluted - as reported..............................    $       0.21    $       0.30
  Diluted - pro forma................................    $       0.19    $       0.26

                                                                       FORM 10-Q

NOTE 3 - EARNINGS PER SHARE

      The following table reconciles the basic and diluted earnings per share computations for the three month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

                    NET        BASIC       BASIC       DILUTED    DILUTED
                   INCOME      SHARES       EPS        SHARES       EPS
                  --------    --------    --------    --------    --------
MARCH 31, 2004    $ 28,260     132,626    $   0.21     133,827    $   0.21

MARCH 31, 2003    $ 39,421     131,785    $   0.30     132,978    $   0.30

      Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,201,000 shares and 1,193,000 shares for the three month periods ended March 31, 2004 and 2003, respectively. The computation of diluted earnings per share for the three month periods ended March 31, 2004 and 2003 did not include options to purchase 1,772,000 and 1,856,000 ordinary shares, respectively, because the options' exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above for the three month periods ended March 31, 2004 and 2003 are shares held in a Rabbi Trust, which will be used for future funding of the Company's benefit plans. The number of shares in the Rabbi Trust was 1,679,000 and 1,762,000 at March 31, 2004 and 2003, respectively. Shares in the Rabbi Trust are included in the number of ordinary shares legally outstanding as of May 3, 2004, as reflected on the cover of this Form 10-Q, and are accounted for as Treasury Stock in our Consolidated Balance Sheets.

NOTE 4 - MARKETABLE SECURITIES

      As of March 31, 2004, we owned marketable equity securities with a fair market value of $10,396,000 of which $10,086,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at March 31, 2004 at their fair value. The remaining investment in marketable equity securities, with a fair market value of $310,000 at March 31, 2004, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. As of March 31, 2004, we also owned marketable debt securities with a fair market value of $111,447,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at March 31, 2004 at their fair market value.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      Noble Asset Company Limited ("NACL"), a wholly-owned, indirect subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,300,000 and a customs bond in the amount of $21,340,000, both of which remain in place. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig's previous owner. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

      We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

      In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments,

                                                                       FORM 10-Q

the amounts ultimately paid by us, if any, would be subject to negotiation. As of March 31, 2004, we had approximately $45,000,000 of outstanding purchase commitments related to these projects.

NOTE 6 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

      Noble and Noble Holding (U.S.) Corporation ("Noble Holding"), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation ("Noble Drilling"). These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at March 31, 2004 were $149,947,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantee of these securities is full and unconditional.

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

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2004
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 NOBLE
                                                                HOLDING       NOBLE
                                                    NOBLE     (SUBSIDIARY    DRILLING       OTHER      CONSOLIDATING
                                                 (GUARANTOR)  (GUARANTOR)    (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                 -----------  -----------  ------------  ------------  -------------  -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................  $    56,097  $         -  $          -  $    104,540  $           -  $   160,637
  Investment in marketable securities .........       46,510            -             -        75,023              -      121,533
  Accounts receivable .........................            -            -         8,093       137,135              -      145,228
  Inventories .................................            -            -             -         4,150              -        4,150
  Prepaid expenses ............................            -            -         2,911         9,418              -       12,329
  Accounts receivable from affiliates .........       24,584            -       478,986             -       (503,570)           -
  Other current assets ........................       26,562            -         4,910        22,120        (30,901)      22,691
                                                 -----------  -----------  ------------  ------------  -------------  -----------
Total current assets ..........................      153,753            -       494,900       352,386       (534,471)     466,568
                                                 -----------  -----------  ------------  ------------  -------------  -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...........            -            -       100,058     3,369,461              -    3,469,519
  Other .......................................            -            -             -        65,213              -       65,213
                                                 -----------  -----------  ------------  ------------  -------------  -----------
                                                           -            -       100,058     3,434,674              -    3,534,732
 Accumulated depreciation .....................            -            -       (48,109)     (887,226)             -     (935,335)
                                                 -----------  -----------  ------------  ------------  -------------  -----------
                                                           -            -        51,949     2,547,448              -    2,599,397
                                                 -----------  -----------  ------------  ------------  -------------  -----------

NOTES RECEIVABLE FROM AFFILIATES ..............      507,087            -       169,159             -       (676,246)           -
INVESTMENTS IN AFFILIATES .....................    1,580,050    1,884,932     1,664,643             -     (5,129,625)           -
INVESTMENT IN AND ADVANCES
   TO JOINT VENTURES ..........................            -            -             -        19,842              -       19,842
OTHER ASSETS ..................................            -            -         7,095       119,259              -      126,354
                                                 -----------  -----------  ------------  ------------  -------------  -----------
                                                 $ 2,240,890  $ 1,884,932  $  2,387,746  $  3,038,935  $  (6,340,342) $ 3,212,161
                                                 ===========  ===========  ============  ============  =============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ........  $         -  $    18,371  $          -  $     36,085  $     (18,371) $    36,085
  Accounts payable ............................           (6)           -         3,044        69,469              -       72,507
  Accrued payroll and related costs ...........            7            -        12,432        36,577              -       49,016
  Taxes payable ...............................          557            -             -        31,299              -       31,856
  Interest payable ............................            -        7,845         1,404         6,083        (12,530)       2,802
  Accounts payable to affiliates ..............            -       69,822             -       433,748       (503,570)           -
  Other current liabilities ...................          (10)           -         2,950        20,978              -       23,918
                                                 -----------  -----------  ------------  ------------  -------------  -----------
Total current liabilities .....................          548       96,038        19,830       634,239       (534,471)     216,184

LONG-TERM DEBT ................................            -            -       476,642        57,964              -      534,606
NOTES PAYABLE TO AFFILIATES ...................            -      507,087             -       169,159       (676,246)           -
DEFERRED INCOME TAXES .........................            -            -        17,158       192,872              -      210,030
OTHER LIABILITIES .............................            -            -         4,982        13,158              -       18,140
COMMITMENTS AND CONTINGENCIES .................
MINORITY INTEREST .............................            -            -             -        (7,141)             -       (7,141)
                                                 -----------  -----------  ------------  ------------  -------------  -----------
                                                         548      603,125       518,612     1,060,251     (1,210,717)     971,819
                                                 -----------  -----------  ------------  ------------  -------------  -----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share ...       13,478            -             -             -              -       13,478
  Capital in excess of par value ..............      942,293      870,744       870,744       693,687     (2,435,175)     942,293
  Retained earnings ...........................    1,335,148      411,063       998,390     1,280,157     (2,689,610)   1,335,148
  Treasury stock, at cost .....................      (48,522)           -             -             -              -      (48,522)
  Restricted stock (unearned compensation) ....       (6,895)           -             -             -              -       (6,895)
  Accumulated other comprehensive income ......        4,840            -             -         4,840         (4,840)       4,840
                                                 -----------  -----------  ------------  ------------  -------------  -----------
                                                   2,240,342    1,281,807     1,869,134     1,978,684     (5,129,625)   2,240,342
                                                 -----------  -----------  ------------  ------------  -------------  -----------
                                                 $ 2,240,890  $ 1,884,932  $  2,387,746  $  3,038,935  $  (6,340,342) $ 3,212,161
                                                 ===========  ===========  ============  ============  =============  ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  NOBLE
                                                                 HOLDING       NOBLE
                                                     NOBLE     (SUBSIDIARY    DRILLING        OTHER     CONSOLIDATING
                                                  (GUARANTOR)  (GUARANTOR)    (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                  -----------  -----------  ------------  ------------  -------------  ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................  $    33,991  $         -  $          -  $    105,476  $           -  $    139,467
  Investments in marketable securities .........       24,798            -             -        73,578              -        98,376
  Accounts receivable ..........................            -            -         3,144       146,091              -       149,235
  Inventories ..................................            -            -             -         4,086              -         4,086
  Prepaid expenses .............................            -            -         3,376         8,433              -        11,809
  Accounts receivable from affiliates ..........       17,239            -       487,693             -       (504,932)            -
  Other current assets .........................       26,098            -         3,977        14,926        (26,015)       18,986
                                                  -----------  -----------  ------------  ------------  -------------  ------------
Total current assets ...........................      102,126            -       498,190       352,590       (530,947)      421,959
                                                  -----------  -----------  ------------  ------------  -------------  ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ............            -            -       100,647     3,353,516              -     3,454,163
  Other ........................................            -            -             -        64,591              -        64,591
                                                  -----------  -----------  ------------  ------------  -------------  ------------
                                                            -            -       100,647     3,418,107              -     3,518,754
  Accumulated depreciation .....................            -            -       (47,380)     (845,508)             -      (892,888)
                                                  -----------  -----------  ------------  ------------  -------------  ------------
                                                            -            -        53,267     2,572,599              -     2,625,866
                                                  -----------  -----------  ------------  ------------  -------------  ------------

NOTES RECEIVABLE FROM AFFILIATES ...............      511,821            -       169,159         4,629       (685,609)            -
INVESTMENTS IN AFFILIATES ......................    1,563,494    1,864,823     1,643,124             -     (5,071,441)            -
INVESTMENT IN AND ADVANCES
 TO JOINT VENTURES .............................            -            -             -        19,868              -        19,868
OTHER ASSETS ...................................            -            -         7,333       114,607              -       121,940
                                                  -----------  -----------  ------------  ------------  -------------  ------------
                                                  $ 2,177,441  $ 1,864,823  $  2,371,073  $  3,064,293  $  (6,287,997) $  3,189,633
                                                  ===========  ===========  ============  ============  =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt .........  $         -  $    17,951  $          -  $     47,666  $     (17,951) $     47,666
  Accounts payable .............................           (6)           -         4,180        83,004              -        87,178
  Accrued payroll and related costs ............            -            -        11,412        37,099              -        48,511
  Taxes payable ................................         (958)           -             -        32,692              -        31,734
  Interest payable .............................            -        8,064         7,799         1,585         (8,064)        9,384
  Accounts payable to affiliates ...............            -       57,527             -       447,405       (504,932)            -
  Other current liabilities ....................          (20)           -           668        18,902              -        19,550
                                                  -----------  -----------  ------------  ------------  -------------  ------------
Total current liabilities ......................         (984)      83,542        24,059       668,353       (530,947)      244,023

LONG-TERM DEBT .................................            -            -       476,640        65,267              -       541,907
NOTES PAYABLE TO AFFILIATES ....................            -      511,821             -       173,788       (685,609)            -
DEFERRED INCOME TAXES ..........................            -            -        16,264       197,093              -       213,357
OTHER LIABILITIES ..............................            -            -         5,085        13,116              -        18,201
COMMITMENTS AND CONTINGENCIES ..................
MINORITY INTEREST ..............................            -            -             -        (6,280)             -        (6,280)
                                                  -----------  -----------  ------------  ------------  -------------  ------------
                                                         (984)     595,363       522,048     1,111,337     (1,216,556)    1,011,208
                                                  -----------  -----------  ------------  ------------  -------------  ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share ....       13,389            -             -             -              -        13,389
  Capital in excess of par value ...............      915,240      870,744       870,744       693,687     (2,435,175)      915,240
  Retained earnings ............................    1,306,888      398,716       978,281     1,259,259     (2,636,256)    1,306,888
  Treasury stock, at cost ......................      (49,121)           -             -             -              -       (49,121)
  Restricted stock (unearned compensation) .....       (7,981)           -             -             -              -        (7,981)
  Accumulated other comprehensive income .......           10            -             -            10            (10)           10
                                                  -----------  -----------  ------------  ------------  -------------  ------------
                                                    2,178,425    1,269,460     1,849,025     1,952,956     (5,071,441)    2,178,425
                                                  -----------  -----------  ------------  ------------  -------------  ------------
                                                  $ 2,177,441  $ 1,864,823  $  2,371,073  $  3,064,293  $  (6,287,997) $  3,189,633
                                                  ===========  ===========  ============  ============  =============  ============

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                  NOBLE
                                                                 HOLDING     NOBLE
                                                     NOBLE     (SUBSIDIARY  DRILLING     OTHER      CONSOLIDATING
                                                  (GUARANTOR)  (GUARANTOR)  (ISSUER)  SUBSIDIARIES   ADJUSTMENTS     TOTAL
                                                  -----------  -----------  --------  ------------  -------------  ---------
OPERATING REVENUES
  Contract drilling services ...................  $         -  $         -  $  7,232  $    211,351  $           -  $ 218,583
  Reimbursables ................................            -            -         -        10,049              -     10,049
  Labor contract drilling services .............            -            -         -         8,391              -      8,391
  Engineering, consulting and other ............            -            -         -         8,410              -      8,410
                                                  -----------  -----------  --------  ------------  -------------  ---------
                                                            -            -     7,232       238,201              -    245,433
                                                  -----------  -----------  --------  ------------  -------------  ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ...................         (102)           -     2,637       131,270              -    133,805
  Reimbursables ................................            -            -         -         9,077              -      9,077
  Labor contract drilling services .............            -            -         -         6,826              -      6,826
  Engineering, consulting and other ............            -            -         -         8,097              -      8,097
  Depreciation .................................            -            -     1,122        39,803              -     40,925
  Selling, general and administrative ..........         (232)           -       153         7,940              -      7,861
                                                  -----------  -----------  --------  ------------  -------------  ---------
                                                         (334)           -     3,912       203,013              -    206,591
                                                  -----------  -----------  --------  ------------  -------------  ---------

OPERATING INCOME ...............................          334            -     3,320        35,188              -     38,842

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ...       16,556       20,109    21,519             -        (58,184)         -
  Interest expense .............................            -      (11,941)   (6,907)       (3,095)        12,875     (9,068)
  Other, net ...................................       12,105            -     1,418         1,838        (12,875)     2,486
                                                  -----------  -----------  --------  ------------  -------------  ---------

INCOME BEFORE INCOME TAXES .....................       28,995        8,168    19,350        33,931        (58,184)    32,260
INCOME TAX (PROVISION) BENEFIT .................         (735)       4,179       759        (8,203)             -     (4,000)
                                                  -----------  -----------  --------  ------------  -------------  ---------

NET INCOME .....................................  $    28,260  $    12,347  $ 20,109  $     25,728  $     (58,184) $  28,260
                                                  ===========  ===========  ========  ============  =============  =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                  NOBLE
                                                                 HOLDING     NOBLE
                                                     NOBLE     (SUBSIDIARY  DRILLING     OTHER      CONSOLIDATING
                                                  (GUARANTOR)  (GUARANTOR)  (ISSUER)  SUBSIDIARIES   ADJUSTMENTS     TOTAL
                                                  -----------  -----------  --------  ------------  -------------  ---------
OPERATING REVENUES
  Contract drilling services ...................  $         -  $         -  $     81  $    216,287  $           -  $ 216,368
  Reimbursables ................................            -            -       218        15,638              -     15,856
  Labor contract drilling services .............            -            -         -         6,696              -      6,696
  Engineering, consulting and other ............            -            -         -         6,088              -      6,088
                                                  -----------  -----------  --------  ------------  -------------  ---------
                                                            -            -       299       244,709              -    245,008
                                                  -----------  -----------  --------  ------------  -------------  ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ...................           (6)           -     2,597       121,256              -    123,847
  Reimbursables ................................            -            -       218        14,980              -     15,198
  Labor contract drilling services .............            -            -         -         5,723              -      5,723
  Engineering, consulting and other ............            -            -         -         5,396              -      5,396
  Depreciation .................................            -            -     1,017        32,847              -     33,864
  Selling, general and administrative ..........           91            -       189         5,982              -      6,262
                                                  -----------  -----------  --------  ------------  -------------  ---------
                                                           85            -     4,021       186,184              -    190,290
                                                  -----------  -----------  --------  ------------  -------------  ---------

OPERATING (LOSS) INCOME ........................          (85)           -    (3,722)       58,525              -     54,718

OTHER INCOME (EXPENSE)
  Equity earnings in affiliates (net of tax) ...       28,002       40,620    47,982             -       (116,604)         -
  Interest expense .............................            -      (12,213)   (6,988)       (3,507)        12,213    (10,495)
  Other, net ...................................       12,237            -      (616)          662        (12,213)        70
                                                  -----------  -----------  --------  ------------  -------------  ---------

INCOME BEFORE INCOME TAXES .....................       40,154       28,407    36,656        55,680       (116,604)    44,293
INCOME TAX (PROVISION) BENEFIT .................         (733)       4,275     3,964       (12,378)             -     (4,872)
                                                  -----------  -----------  --------  ------------  -------------  ---------

NET INCOME .....................................  $    39,421  $    32,682  $ 40,620  $     43,302  $    (116,604) $  39,421
                                                  ===========  ===========  ========  ============  =============  =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                        NOBLE
                                                                       HOLDING      NOBLE
                                                           NOBLE     (SUBSIDIARY   DRILLING     OTHER      CONSOLIDATING
                                                        (GUARANTOR)  (GUARANTOR)   (ISSUER)  SUBSIDIARIES   ADJUSTMENTS     TOTAL
                                                        -----------  -----------  ---------  ------------  -------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................  $    28,260  $    12,347  $  20,109  $     25,728  $     (58,184) $  28,260
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, and amortization of deferred repair
            and maintenance ..........................            -            -      1,445        48,982              -     50,427
     Deferred income tax provision ...................            -            -          -         1,200              -      1,200
     Loss on sales of marketable securities ..........            -            -          -            44              -         44
     Equity in income of joint ventures ..............            -            -          -          (998)             -       (998)
     Compensation expense from stock-based plans .....        1,086            -          -             -              -      1,086
     Equity earnings in affiliates ...................      (16,556)     (20,109)   (21,519)            -         58,184          -
     Other ...........................................            -            -      1,029        (1,967)             -       (938)
     Changes in current assets and liabilities:
       Accounts receivable ...........................            -            -     (4,949)        8,956              -      4,007
       Accounts receivable from affiliates ...........        5,573            -      8,967             -        (14,540)         -
       Other current assets ..........................         (464)           -       (468)       (4,397)             -     (5,329)
       Accounts payable ..............................            -            -     (1,136)      (13,536)             -    (14,672)
       Accounts payable to affiliates ................            -        7,981          -       (22,521)        14,540          -
       Other current liabilities .....................        1,532         (219)    (3,093)          245              -     (1,535)
                                                        -----------  -----------  ---------  ------------  -------------  ---------
          Net cash provided by operating activities ..       19,431            -        385        41,736              -     61,552
                                                        -----------  -----------  ---------  ------------  -------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ..........            -            -          -             -              -          -
  Other capital expenditures .........................            -            -        (96)      (13,775)             -    (13,871)
  Deferred repair and maintenance expenditures .......            -            -       (289)       (9,112)             -     (9,401)
  Repayments from joint venture ......................            -            -          -         1,024              -      1,024
  Investment in marketable securities ................      (51,500)           -          -       (12,047)             -    (63,547)
  Proceeds from sales and maturities of
              marketable securities ..................       31,000            -          -        10,121              -     41,121
                                                        -----------  -----------  ---------  ------------  -------------  ---------
          Net cash used for investing activities .....      (20,500)           -       (385)      (23,789)             -    (44,674)
                                                        -----------  -----------  ---------  ------------  -------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..........................            -            -          -       (18,883)             -    (18,883)
  Proceeds from issuance of ordinary shares ..........       23,175            -          -             -              -     23,175
                                                        -----------  -----------  ---------  ------------  -------------  ---------
          Net cash provided by (used for)
              financing activities ...................       23,175            -          -       (18,883)             -      4,292
                                                        -----------  -----------  ---------  ------------  -------------  ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..............................       22,106            -          -          (936)             -     21,170
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD ...............................       33,991            -          -       105,476              -    139,467
                                                        -----------  -----------  ---------  ------------  -------------  ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD .....................................  $    56,097  $         -  $       -  $    104,540  $           -  $ 160,637
                                                        ===========  ===========  =========  ============  =============  =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                         NOBLE
                                                                        HOLDING     NOBLE
                                                            NOBLE     (SUBSIDIARY  DRILLING     OTHER      CONSOLIDATING
                                                         (GUARANTOR)   GUARANTOR)  (ISSUER)  SUBSIDIARIES   ADJUSTMENTS     TOTAL
                                                         -----------  -----------  --------  ------------  -------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................  $    39,421  $    32,682  $ 40,620  $     43,302  $    (116,604) $  39,421
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, and amortization of deferred repair
          and maintenance .............................            -            -     1,149        40,519              -     41,668
      Deferred income tax provision (benefit) .........            -            -     1,990          (366)             -      1,624
      Loss on sales of marketable securities ..........            -            -         -            93              -         93
      Equity in loss of joint ventures ................            -            -         -           378              -        378
      Compensation expense from stock-based plans .....        1,185            -         -             -              -      1,185
      Equity earnings in affiliates ...................      (28,002)     (40,620)  (47,982)            -        116,604          -
      Other ...........................................            -            -      (959)        1,496              -        537
      Changes in current assets and liabilities:
        Accounts receivable ...........................            -            -      (418)          641              -        223
        Accounts receivable from affiliates ...........            -            -    18,248             -        (18,248)         -
        Other current assets ..........................       (8,343)           -    (1,287)       (5,311)             -    (14,941)
        Accounts payable ..............................            -            -      (232)       (9,341)             -     (9,573)
        Accounts payable to affiliates ................        2,455        4,543         -       (25,246)        18,248          -
        Other current liabilities .....................          520        3,395    (5,413)      (15,987)             -    (17,485)
                                                         -----------  -----------  --------  ------------  -------------  ---------
           Net cash provided by operating activities ..        7,236            -     5,716        30,178              -     43,130
                                                         -----------  -----------  --------  ------------  -------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ...........            -            -         -       (60,188)             -    (60,188)
  Other capital expenditures ..........................            -            -    (4,643)      (11,190)             -    (15,833)
  Deferred repair and maintenance expenditures ........            -            -    (1,073)       (5,153)             -     (6,226)
  Repayments from joint venture .......................            -            -         -           287              -        287
  Investment in marketable securities .................            -            -         -       (13,247)             -    (13,247)
  Proceeds from sales and maturities of
               marketable securities ..................            -            -         -         7,311              -      7,311
                                                         -----------  -----------  --------  ------------  -------------  ---------
           Net cash used for investing activities .....            -            -    (5,716)      (82,180)             -    (87,896)
                                                         -----------  -----------  --------  ------------  -------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ...........................            -            -         -       (15,548)             -    (15,548)
  Proceeds from issuance of ordinary shares ...........        1,713            -         -             -              -      1,713
  Decrease in restricted cash .........................            -            -         -           361              -        361
                                                         -----------  -----------  --------  ------------  -------------  ---------
           Net cash provided by (used for)
               financing activities ...................        1,713            -         -       (15,187)             -    (13,474)
                                                         -----------  -----------  --------  ------------  -------------  ---------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ..............................        8,949            -         -       (67,189)             -    (58,240)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ...............................        9,317            -         -       183,192              -    192,509
                                                         -----------  -----------  --------  ------------  -------------  ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD .....................................  $    18,266  $         -  $      -  $    116,003  $           -  $ 134,269
                                                         ===========  ===========  ========  ============  =============  =========

                                                                       FORM 10-Q

NOTE 7 - SEGMENT AND RELATED INFORMATION

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

      All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three months ended March 31, 2004 and 2003 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.

                                           INTERNATIONAL     DOMESTIC
                                             CONTRACT        CONTRACT     ENGINEERING
                                             DRILLING        DRILLING     & CONSULTING
                                             SERVICES        SERVICES       SERVICES        OTHER          TOTAL
                                           -------------   ------------   ------------   ------------   ------------
Three Months Ended March 31, 2004

Revenues from external customers .......   $     158,034   $     68,200   $      6,046   $     13,153   $    245,433
Depreciation ...........................          27,848         12,036            171            870         40,925
Operating costs and expenses ...........         136,660         49,368          7,142         13,421        206,591
Equity in income of
   unconsolidated subsidiaries .........             998              -              -              -            998
Net income (loss) ......................          11,204         16,170           (857)         1,743         28,260
Total assets ...........................       1,614,640      1,256,350         35,743        305,428      3,212,161

Three Months Ended March 31, 2003

Revenues from external customers .......   $     164,618   $     60,405   $     10,607   $      9,378   $    245,008
Depreciation ...........................          21,499         11,385            139            841         33,864
Operating costs and expenses ...........         121,127         47,151         12,803          9,209        190,290
Equity in loss of
   unconsolidated subsidiaries .........            (378)             -              -              -           (378)
Net income (loss) ......................          32,554          5,319         (1,315)         2,863         39,421
Total assets ...........................       1,490,082      1,316,772         29,090        230,860      3,066,804

      The following table is a reconciliation of reportable segment net income
(loss) to our consolidated totals for the three months ended March 31, 2004 and 2003 (in thousands).

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                    -------------------
                                                                                                      2004       2003
                                                                                                    --------   --------
Net income for reportable segments ...........................................................      $ 26,517   $ 36,558
Other net income (loss) ......................................................................         1,743      2,863
                                                                                                    --------   --------
  Total consolidated net income ..............................................................      $ 28,260   $ 39,421
                                                                                                    ========   ========

                                                                       FORM 10-Q

NOTE 8 - EMPLOYEE BENEFIT PLANS

      We have a U.S. noncontributory defined benefit pension plan which covers substantially all salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain field hourly employees (collectively referred to as our "qualified domestic plans"). These plans are governed by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 ("ERISA"), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified domestic plans when required. The benefit amount that can be covered by the qualified domestic plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified domestic plans. We refer to the qualified domestic plans and the excess benefit plan collectively as the "domestic plans."

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

      Pension costs for the three months ended March 31, 2004 and 2003 includes the following components (in thousands):

                                                      THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------------------------
                                                     2004                       2003
                                           ------------------------   ------------------------
                                           INTERNATIONAL   DOMESTIC   INTERNATIONAL   DOMESTIC
                                           -------------   --------   -------------   --------
Service cost ...........................   $         604   $  1,114   $         489   $    876
Interest cost ..........................             598      1,024             504        872
Return on plan assets ..................            (747)    (1,068)           (464)      (844)
Amortization of prior service cost .....               -         65               -         54
Amortization of transition obligation ..              91          -             133          -
Recognized net actuarial (gain) loss ...             (65)       225             (90)       174
                                           -------------   --------   -------------   --------
Net pension expense ....................   $         481      1,360   $         572   $  1,132
                                           =============   ========   =============   ========

      We previously disclosed in our financial statements for the year ended December 31, 2003 that we expect to contribute approximately $5,000,000 to our plans in 2004. As of March 31, 2004, there has been no change to this expectation. We funded a total of $241,000 to our plans during the three months ended March 31, 2004.

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Our North Sea operations has a significant amount of its cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies over the remainder of 2004, we entered into forward contracts in March and April of this year to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These contracts represent approximately 50 percent of our forecasted Euro and British Pound requirements for the remainder of this year. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the quarter ended March 31, 2004, we recognized a $32,000 unrealized gain associated with these forward contracts, which is included in "Accumulated other comprehensive income" in our Consolidated Balance Sheet at March 31, 2004. We did not recognize a gain or loss in our Consolidated Statement of Income for the quarter ended March 31, 2004 related to these forward contracts.

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

                                                                       FORM 10-Q

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

THE COMPANY

      We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 57 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three dynamically positioned drillships, 38 jackup rigs and three submersibles. Eight of our jackup rigs and one of our semisubmersibles are capable of operating in harsh environments. In addition to the rigs in our fleet described above, we have purchased options to acquire two jackup rigs: the Maersk Valiant and Maersk Viking. Approximately 75 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

      Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. These prices are extremely volatile. International markets are influenced more by oil prices than natural gas prices. Despite oil prices in the first quarter of 2004 being favorable for demand for our services, drilling activity in many international markets, including West Africa and the North Sea, was generally weaker in the recent quarter than the first quarter of 2003. We believe that operators in these international markets have been reluctant to increase drilling activity due to the uncertainty surrounding the worldwide economy, the political unrest in the Middle East (including the military action in Iraq), Nigeria and Venezuela, and difficulties in obtaining funding from government-affiliated oil companies (especially in Nigeria).

      Natural gas inventory storage in the U.S. during the first quarter of 2004 remained below average historical levels, and natural gas prices during this period remained above average historical levels. The lower natural gas inventory storage is attributable to reduced North American natural gas production. Despite relatively high natural gas prices, operators generally have not increased offshore drilling activities. We believe the drilling activity levels in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles are due principally to a lack of quality drilling prospects. We believe that drilling activity levels in water depths applicable to semisubmersibles are beginning to show signs of improvement.

      Oil and gas companies continue to work through the effects of industry consolidation. We expect that further consolidation among our customer base, which can inhibit capital spending on exploration and development, could dampen drilling activity levels.

      We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

      In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. Since the beginning of 2000, we have added two deepwater semisubmersibles to our fleet and have acquired two additional semisubmersible baredeck hulls. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas. We have also increased the number of jackups in key international markets. Since the beginning of 2000, through several acquisitions we have added six jackups to our international fleet and have acquired options to purchase two additional jackups. We have also mobilized nine jackups from the U.S. Gulf of Mexico to various international markets, including Mexico, the Middle East and the Mediterranean Sea.

                                                                       FORM 10-Q

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

   GENERAL

      Net income for the first quarter of 2004 (the "Current Quarter") was $28,260,000, or $0.21 per diluted share, on operating revenues of $245,433,000, compared to net income for the first quarter of 2003 (the "Comparable Quarter") of $39,421,000, or $0.30 per diluted share, on operating revenues of $245,008,000.

      The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 7 of our accompanying consolidated financial statements) for the periods indicated:

                                               INTERNATIONAL      DOMESTIC
                                                  CONTRACT        CONTRACT       ENGINEERING
                                                  DRILLING        DRILLING      & CONSULTING
                                                  SERVICES        SERVICES         SERVICES        OTHER           TOTAL
                                               -------------    ------------    ------------    ------------    ------------
                                                                            (In thousands)
THREE MONTHS ENDED MARCH 31, 2004

Operating Revenues:
     Contract drilling services............    $     153,975    $     64,608    $          -    $          -    $    218,583
     Reimbursables.........................            3,969           2,950             541           2,589          10,049
     Labor contract drilling services......                -               -               -           8,391           8,391
     Engineering, consulting and other.....               90             642           5,505           2,173           8,410
                                               -------------    ------------    ------------    ------------    ------------
                                               $     158,034    $     68,200    $      6,046    $     13,153    $    245,433
                                               =============    ============    ============    ============    ============

Operating Costs and Expenses:
     Contract drilling services............    $     101,644    $     32,161    $          -    $          -    $    133,805
     Reimbursables.........................            3,143           2,883             554           2,497           9,077
     Labor contract drilling services......                -               -               -           6,826           6,826
     Engineering, consulting and other.....             (860)            243           6,107           2,607           8,097
     Depreciation   .......................           27,848          12,036             171             870          40,925
     Selling, general and administrative...            4,885           2,045             310             621           7,861
                                               -------------    ------------    ------------    ------------    ------------
                                               $     136,660    $     49,368    $      7,142    $     13,421    $    206,591
                                               =============    ============    ============    ============    ============

THREE MONTHS ENDED MARCH 31, 2003

Operating Revenues:
     Contract drilling services............    $     159,907    $     56,461    $          -    $          -    $    216,368
     Reimbursables.........................            3,932           1,899           8,207           1,818          15,856
     Labor contract drilling services......                -               -               -           6,696           6,696
     Engineering, consulting and other.....              779           2,045           2,400             864           6,088
                                               -------------    ------------    ------------    ------------    ------------
                                               $     164,618    $     60,405    $     10,607    $      9,378    $    245,008
                                               =============    ============    ============    ============    ============

Operating Costs and Expenses:
     Contract drilling services............    $      92,490    $     31,357    $          -    $          -    $    123,847
     Reimbursables.........................            3,647           1,791           7,987           1,773          15,198
     Labor contract drilling services......                -               -               -           5,723           5,723
     Engineering, consulting and other.....             (166)            557           4,368             637           5,396
     Depreciation       ...................           21,499          11,385             139             841          33,864
     Selling, general and administrative...            3,657           2,061             309             235           6,262
                                               -------------    ------------    ------------    ------------    ------------
                                               $     121,127    $     47,151    $     12,803    $      9,209    $    190,290
                                               =============    ============    ============    ============    ============

                                                                       FORM 10-Q

   RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

      The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2004 and 2003:

                                      AVERAGE RIG
                                     UTILIZATION (1)       OPERATING DAYS (2)     AVERAGE DAYRATE
                                  --------------------    -------------------   -------------------
                                   THREE MONTHS ENDED      THREE MONTHS ENDED   THREE MONTHS ENDED
                                        MARCH 31,              MARCH 31,            MARCH 31,
                                  --------------------    -------------------   -------------------
                                    2004        2003        2004       2003       2004       2003
                                  --------    --------    --------   --------   --------   --------
International (3):
  Jackups .....................         80%         89%      2,557      2,401   $ 49,962   $ 51,562
  Semisubmersibles - >6,000'(4)        100%        100%         91         90    130,510    154,372
  Semisubmersibles - <6,000'(5)        100%         80%         91         72     40,147     41,799
  Drillships ..................         67%        100%        182        270     58,755     71,125
                                                          --------   --------
  Total International .........         80%         90%      2,921      2,833   $ 52,713   $ 56,444
                                                          ========   ========

Domestic (6):
  Jackups .....................         95%         79%        173        350   $ 41,292   $ 28,482
  Semisubmersibles - >6,000'(4)        100%         86%        455        386    110,322    113,845
  Semisubmersibles - <6,000'(5)         32%        100%         58         31     38,103     45,387
  Submersibles ................         79%         37%        215         66     23,523     17,288
                                                          --------   --------
  Total Domestic ..............         83%         76%        901        833   $ 71,707   $ 67,780
                                                          ========   ========

--------------------

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

   INTERNATIONAL CONTRACT DRILLING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended March 31, 2004 and 2003:

                                                                              OPERATING COSTS
                                                   OPERATING REVENUES          AND EXPENSES
                                                -----------------------   -----------------------
                                                   THREE MONTHS ENDED        THREE MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                                -----------------------   -----------------------
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
                                                                 (In thousands)
Contract drilling services ..................   $  153,975   $  159,907   $  101,644   $   92,490
Reimbursables (1) ...........................        3,969        3,932        3,143        3,647
Labor contract drilling services ............            -            -            -            -
Engineering, consulting and other ...........           90          779         (860)        (166)
Depreciation ................................          N/A          N/A       27,848       21,499
Selling, general and administrative .........          N/A          N/A        4,885        3,657
                                                ----------   ----------   ----------   ----------
            Total ...........................   $  158,034   $  164,618   $  136,660   $  121,127
                                                ==========   ==========   ==========   ==========

---------------------

(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

                                                                       FORM 10-Q

      OPERATING REVENUES. International contract drilling services revenues decreased $5,932,000 due to lower utilization in West Africa and for one of our drillships in Brazil, a lower average dayrate on two of our drillships in Brazil attributable to scheduled maintenance projects, operational downtime on our semisubmersible in Brazil, and a lower average dayrate on jackups in the North Sea. These items were partially offset by additional operating days in the Middle East, Mexico and Mediterranean Sea. Nigeria traditionally has the largest concentration of drilling rigs in West Africa. Demand in Nigeria began to decline in the latter part of 2002 due to political unrest attributable to elections and strikes. Although this unrest declined towards the end of 2003, demand did not improve as our customers were in the process of obtaining approval for projects from the government-affiliated oil companies. Due to geology which is favorable for offshore exploration and production, we believe the prospects for drilling activity in West Africa are good and that our operations in the region will provide financial returns over time which are comparable to other key international regions, and consistent with returns in the West Africa region in the years immediately preceding the rise in political unrest in 2002. As a result, we have elected to keep our six jackups in this market currently. During the Current Quarter, we experienced 236 fewer operating days in West Africa than in the Comparable Quarter. One of our jackups in this region operated for all of the Current Quarter. Another jackup commenced a two-year contract on January 10, and a third jackup commenced a two-year contract on April 1. We are actively marketing our three remaining jackups in this region.

      Operating days for our three drillships in Brazil in the Current Quarter decreased 88 days from the Comparable Quarter as the Noble Roger Eason was stacked for all of the Current Quarter, versus operating for all of the Comparable Quarter. We are currently performing regulatory maintenance and upgrades to this unit, which we estimate to be completed during the third or fourth quarter of 2004. The average dayrate for drillships in Brazil was lower in the Current Quarter than in the Comparable Quarter as we performed 66 days of scheduled maintenance on our two remaining units, the Noble Muravlenko and Noble Leo Segerius, while these units were under contract. Our Noble Paul Wolff semisubmersible in Brazil realized a lower average dayrate in the Current Quarter due to the receipt of lower performance bonuses than in the Comparable Quarter.

      The average dayrate for our drilling rigs in the North Sea declined 11 percent from the Comparable Quarter. We believe the gradual maturing of the North Sea basin contributed to the decrease in average dayrates in the region. We also believe that improvement in dayrates in this region will be driven by the independent operators, who historically have been more aggressive than major oil and gas companies in developing smaller reserve targets.

      We had 180 additional operating days in the Middle East in the Current Quarter than the Comparable Quarter due to the acquisition of the Noble Charlie Yester and Noble Gene House jackup rigs during September 2003 and July 2003, respectively. We experienced 275 additional operating days in Mexico due primarily to the mobilization of three jackup rigs to Mexico from the U.S. Gulf of Mexico since the beginning of the Comparable Quarter. Beginning in September 2002, we have mobilized seven rigs to Mexico from the U.S. Gulf of Mexico. The mobilization of these jackup rigs was pursuant to our long-standing business strategy of deploying our assets in important geological regions. We believe the long-term financial returns for our jackup rigs will be higher in international regions due to relatively fewer quality drilling prospects in the U.S. Gulf of Mexico at water depths applicable to these units. As a result, we made the strategic decision to mobilize these units to Mexico for long-term contracts with Petroleos Mexicanos ("Pemex"). The Noble Carl Norberg jackup rig, which we mobilized to the Mediterranean Sea from the U.S. Gulf of Mexico during 2003, commenced a 14-month contract in January 2004.

      OPERATING COSTS AND EXPENSES. International contract drilling services expense increased $9,154,000 primarily due to the additional operating days in Mexico and the Mediterranean Sea resulting from the mobilization of four jackup rigs from the U.S. Gulf of Mexico. In addition, contract drilling services expense was higher due to the acquisition of the Noble Charlie Yester and Noble Gene House jackup rigs, and the maintenance projects on our three drillships in Brazil. We also experienced labor increases in all regions. We did not reduce our operating expenses in West Africa significantly during the Current Quarter even though we experienced fewer operating days there because we maintained crew sizes on stacked units sufficient to perform repairs, maintenance, and asset preservation work. Depreciation expense in our international contract drilling services segment increased $6,349,000 due to the mobilization of the four jackup rigs from the U.S. Gulf of Mexico, and to the acquisition of the Noble Charlie Yester and Noble Gene House. See discussion below under "Other Items" regarding selling, general and administrative costs.

                                                                       FORM 10-Q

   DOMESTIC CONTRACT DRILLING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended March 31, 2004 and 2003:

                                                                              OPERATING COSTS
                                                  OPERATING REVENUES            AND EXPENSES
                                                -----------------------   -----------------------
                                                  THREE MONTHS ENDED         THREE MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                                -----------------------   -----------------------
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
                                                                (In thousands)
Contract drilling services ..................   $   64,608   $   56,461   $   32,161   $   31,357
Reimbursables (1) ...........................        2,950        1,899        2,883        1,791
Labor contract drilling services ............            -            -            -            -
Engineering, consulting and other ...........          642        2,045          243          557
Depreciation ................................          N/A          N/A       12,036       11,385
Selling, general and administrative .........          N/A          N/A        2,045        2,061
                                                ----------   ----------   ----------   ----------
            Total ...........................   $   68,200   $   60,405   $   49,368   $   47,151
                                                ==========   ==========   ==========   ==========

---------------------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Domestic contract drilling services revenues increased $8,147,000 due to additional operating days for our semisubmersibles and submersibles in the Current Quarter, partially offset by the mobilization of four jackup rigs out of the U.S. Gulf of Mexico for long-term contracts in Mexico and the Mediterranean Sea during 2003. The mobilization of these units was pursuant to our long-standing business strategy of deploying our assets in important geological regions as described earlier. Although we continue to evaluate opportunities to mobilize one or more of our semisubmersibles from the U.S. Gulf of Mexico to international regions, we believe the drilling prospects in the U.S. Gulf of Mexico for semisubmersibles should continue to improve as more quality drilling prospects exist at water depths applicable to these units than for our jackups and submersibles. We reactivated the Noble Fri Rodli submersible in November 2003, which contributed to the increase in operating days for our submersibles. The decrease in engineering, consulting and other revenues of $1,403,000 is primarily attributable to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003.

      OPERATING COSTS AND EXPENSES. Domestic contract drilling services expense and depreciation expense increased $804,000 and $651,000, respectively, due to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles, partially offset by the mobilization of jackups rigs to Mexico and the Mediterranean Sea. The Noble Lorris Bouzigard and Noble Therald Martin were placed in service in March 2003 and November 2003, respectively, after undergoing refurbishments and upgrades upon their acquisition in 2002. See discussion below under "Other Items" regarding selling, general and administrative costs.

                                                                       FORM 10-Q

ENGINEERING & CONSULTING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended March 31, 2004 and 2003:

                                                                             OPERATING COSTS
                                                   OPERATING REVENUES          AND EXPENSES
                                                -----------------------   -----------------------
                                                   THREE MONTHS ENDED       THREE MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                                -----------------------   -----------------------
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
                                                                 (In thousands)
Contract drilling services ..................   $        -   $        -   $        -   $        -
Reimbursables (1) ...........................          541        8,207          554        7,987
Labor contract drilling services ............            -            -            -            -
Engineering, consulting and other ...........        5,505        2,400        6,107        4,368
Depreciation ................................          N/A          N/A          171          139
Selling, general and administrative .........          N/A          N/A          310          309
                                                ----------   ----------   ----------   ----------
            Total ...........................   $    6,046   $   10,607   $    7,142   $   12,803
                                                ==========   ==========   ==========   ==========

---------------------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Excluding reimbursables, operating revenues for our engineering and consulting services segment increased $3,105,000 due to a license sale for our OptiDrill(TM) drilling efficiency technology by our Noble Engineering & Development Limited subsidiary in the Current Quarter. The decrease in reimbursables was attributable to a significant project management engagement by our Triton Engineering Services Company subsidiary, which was completed in the Comparable Quarter.

      OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our engineering and consulting segment increased $1,772,000 due to the testing and development of our Well Director(TM) automatic rotary steerable drilling system.

OTHER

      The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2004 and 2003:

                                                                             OPERATING COSTS
                                                   OPERATING REVENUES          AND EXPENSES
                                                -----------------------   -----------------------
                                                   THREE MONTHS ENDED       THREE MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                                -----------------------   -----------------------
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
                                                                (In thousands)
Contract drilling services ..................   $        -   $        -   $        -   $        -
Reimbursables (1) ...........................        2,589        1,818        2,497        1,773
Labor contract drilling services ............        8,391        6,696        6,826        5,723
Engineering, consulting and other ...........        2,173          864        2,607          637
Depreciation ................................          N/A          N/A          870          841
Selling, general and administrative .........          N/A          N/A          621          235
                                                ----------   ----------   ----------   ----------
            Total ...........................   $   13,153   $    9,378   $   13,421   $    9,209
                                                ==========   ==========   ==========   ==========

-------------------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Revenues from our labor contract drilling services increased $1,695,000 due to additional days in operating mode on a platform in the North Sea, and because of foreign exchange fluctuations due in large part to our operations in Canada on the Hibernia project. We are paid for that work in Canadian dollars, and the Canadian dollar was

                                                                       FORM 10-Q

stronger in the Current Quarter than in the Comparable Quarter. In addition, contractual provisions covering the Hibernia project allowed for increases in the labor, maintenance and administrative portions of the dayrate on the Hibernia project during the Current Quarter. Engineering, consulting and other revenues increased $1,309,000 due to increased activity on an engineering services engagement in the North Sea.

      OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our other services increased $3,488,000 due to the additional days in operating mode on a platform in the North Sea, the stronger Canadian dollar and higher labor, maintenance and administrative costs related to our Hibernia project in Canada, and the increased activity on an engineering services engagement in the North Sea.

   OTHER ITEMS

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,599,000 due to a net gain in the Current Quarter on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan, higher insurance premiums, and additional professional fees in the Current Quarter associated with compliance under the requirements of the Sarbanes-Oxley Act of 2002. Gains and losses from fluctuations in the market value of assets held in the Rabbi Trust increase or decrease selling, general and administrative expenses, respectively. Except for gains or losses attributable to assets consisting of the Company's ordinary shares, there is an offsetting gain or loss included in Other, net (see discussion under "Other, net" below).

      INTEREST EXPENSE. Interest expense decreased $1,427,000 due to the continued retirement of debt since the beginning of the Comparable Quarter. Since January 1, 2003, we have made repayments of long-term debt totaling $99,463,000, including $18,883,000 in the Current Quarter.

      OTHER, NET. Other, net increased $2,416,000 due to additional equity in income from our 50 percent equity interest in Noble Crosco Drilling Ltd., a joint venture which owns the Panon jackup rig, and to a net gain on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan (see additional discussion under "Selling, General and Administrative Expenses" above). The Panon was in the shipyard for two months during the Comparable Quarter. The unit operated for all of the Current Quarter.

      INCOME TAX PROVISION. Income tax provision decreased $872,000 due to lower pretax earnings, partially offset by a higher effective tax rate. The effective tax rate was 12 percent in the Current Quarter compared to 11 percent in the Comparable Quarter. The higher effective tax rate in the Current Quarter was a result of additional earnings from rigs owned by U.S. subsidiaries which were operating in Mexico, India and the Mediterranean Sea.

LIQUIDITY AND CAPITAL RESOURCES

   OVERVIEW

      Our principal capital resource in the Current Quarter was net cash provided by operating activities of $61,552,000, which compared to $43,130,000 in the Comparable Quarter. Although net income in the Current Quarter was $11,161,000 less than the Comparable Quarter, $8,759,000 of the decrease was attributable to depreciation and the amortization of deferred repairs and maintenance expenditures. In addition, our change in working capital was $24,247,000 higher in the Current Quarter than the Comparable Quarter due to improved collection of receivables in the Current Quarter, and additional payments of accounts payable and other current liabilities in the Comparable Quarter attributable to capital projects ongoing at December 31, 2002.

      At March 31, 2004, we had cash and cash equivalents of $160,637,000, $111,447,000 of marketable debt securities and $66,668,000 of funds available under our bank credit facility. We had working capital, including cash, of $250,384,000 and $177,936,000 at March 31, 2004 and December 31, 2003,
respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 20 percent at March 31, 2004 from 21 percent at December 31, 2003 and 24 percent at March 31, 2003.

      We did not repurchase any of our ordinary shares during the Current Quarter or the Comparable Quarter. However, as of May 7, 2004, we have repurchased since the end of the Current Quarter 812,000 of our ordinary shares at a total cost of $30,234,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. Share repurchases are effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of May 7, 2004, 9,437,000 shares remained available under this authorization. Proceeds from the exercise of stock options by employees of the Company were $23,175,000 in the Current Quarter, which compared to

                                                                       FORM 10-Q

$1,713,000 during the Comparable Quarter. The sales price of our ordinary shares reached a high of $42.91 in the Current Quarter, as compared to a high of $38.40 in the Comparable Quarter.

   CAPITAL EXPENDITURES

      Capital expenditures totaled $13,871,000 and $76,021,000 for the Current Quarter and Comparable Quarter, respectively. Expenditures in the Comparable Quarter included capital upgrade costs for the Noble Clyde Boudreaux, Noble Lorris Bouzigard and Noble Therald Martin of $17,065,000, $14,833,000 and $28,290,000, respectively. As previously disclosed, the majority of the steel work has been carried out on the Noble Clyde Boudreaux's hull. A lay-up plan for suspension of the project was initiated, with further structural work and installation of drilling equipment to be carried out pending a commitment from an operator. Deferred repair and maintenance expenditures totaled $9,401,000 and $6,226,000 for the Current Quarter and Comparable Quarter, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2004 will aggregate approximately $180,000,000 and $45,000,000, respectively, including $62,000,000 for the exercise of options to purchase two additional jackup drilling rigs, and $16,000,000 for the related capital upgrades of those two units.

      In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of March 31, 2004, we had approximately $45,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2004 capital expenditure and deferred repair and maintenance amounts above.

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

   CREDIT FACILITIES AND LONG-TERM DEBT

      Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble Corporation ("Noble"), has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. As of March 31, 2004, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $8,332,000, respectively, under the Credit Agreement, with $66,668,000 remaining available thereunder. Additionally, as of March 31, 2004, we had other letters of credit and third-party corporate guarantees totaling $26,166,000 and $40,382,000 of performance and customs bonds supported by surety bonds.

      At March 31, 2004, total long-term debt was $570,691,000, including current maturities of $36,085,000, compared to total long-term debt of $589,573,000, including current maturities of $47,666,000, at December 31, 2003. At March 31, 2003, total long-term debt was $654,589,000, including current maturities of $76,008,000.

      We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

   CONTINGENCIES

      Noble Asset Company Limited ("NACL"), a wholly-owned, indirect subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,300,000 and a customs bond in the amount of $21,340,000, both of which remain in place. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian

                                                                       FORM 10-Q

customs duty from the rig's previous owner. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

      We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses or receive a majority of the variable interest entity's expected residual returns. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. In December 2003, the FASB issued FIN 46-R, which amended the effective date of FIN 46 other than for variable interest entities which are special purpose entities created prior to February 1, 2003. Pursuant to FIN 46-R, except for special purpose entities, the consolidation and disclosure provisions of FIN 46 are effective for reporting periods ending after March 15, 2004. The disclosure and consolidation provisions of FIN 46 applied immediately to special purpose entities. We did not consolidate our equity interest in our Noble Crosco Drilling Ltd. joint venture under the provisions of FIN 46-R, and therefore the adoption of FIN 46-R did not have a material impact on our consolidated results of operations, cash flows or financial position.

      In December 2003, the FASB issued SFAS 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 ("SFAS 132 (revised 2003)"). SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 (revised 2003) does not change the measurement or recognition of those plans required by SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are effective for fiscal periods ending after December 15, 2003, with a delayed effective date until fiscal years ending after June 15, 2004 for certain disclosures regarding foreign plans. Beginning in the first interim period commencing after December 15, 2003, SFAS 132 (revised 2003) requires companies to disclose in their interim financial reports net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits and updated information on expected contributions. See Note 8 to our accompanying consolidated financial statements for the new disclosures required to be adopted by us during the three months ended March 31, 2004.

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

      We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread above LIBOR. At March 31, 2004, there was $125,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,250,000 change in interest expense on an annual basis.

      We conduct business internationally; however, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly

                                                                       FORM 10-Q

offset each other, we do not currently have any other significant assets, liabilities or financial instruments that are sensitive to foreign currency exchange rates.

      Our North Sea operations has a significant amount of its cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies over the remainder of 2004, we entered into forward contracts in March and April of this year to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These contracts represent approximately 50 percent of our forecasted Euro and British Pound requirements for the remainder of this year. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the quarter ended March 31, 2004, we recognized a $32,000 unrealized gain associated with these forward contracts, which is included in "Accumulated other comprehensive income" in our Consolidated Balance Sheet at March 31, 2004. We did not recognize a gain or loss in our Consolidated Statement of Income for the quarter ended March 31, 2004 related to these forward contracts.

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

      There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The annual general meeting of members of Noble was held in New York, New York, at 10:00 a.m., local time, on April 22, 2004.

      (b) Proxies were solicited by the Board of Directors of Noble pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected. The terms of Lawrence J. Chazen, James C. Day, Marc E. Leland, Mary P. Ricciardello and William A. Sears, each an incumbent director, continued following the annual general meeting.

      (c) Out of a total of 134,515,639 ordinary shares of Noble outstanding and entitled to vote at the annual general meeting, 119,016,597 shares were present in person or by proxy, representing approximately 88 percent of the outstanding shares. Two matters, as fully described in the proxy statement for the annual general meeting, were voted on by members. The first matter voted on was the election of directors to serve three-year terms on the Board of Directors of Noble. The results of voting were as follows:

                                                                       FORM 10-Q

                                                   Number of Shares
     Nominee            Number of Shares         WITHHOLDING AUTHORITY
 for Re-election     Voting FOR Re-election    to Vote for Re-election as
   as Director            as Director                  Director
-----------------    ----------------------    --------------------------
Michael A. Cawley          111,573,311                  7,422,286
Luke R. Corbett            107,397,384                 11,619,213
Jack E. Little             108,793,943                 10,222,564

      The second matter voted on was a proposal to approve the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004. The results of the voting on this proposal were as follows:

               For: 112,306,335     Against: 6,135,622      Abstain:  574,640

      (d)   Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

      (b)   Reports on Form 8-K

            We furnished a Form 8-K on March 1, 2004, which included our Fleet Status Update as of March 1, 2004 as Exhibit 99.1.

            We furnished a Form 8-K on January 22, 2004, which included our press release dated January 22, 2004 as Exhibit 99.1, announcing financial results for the quarter ended and year ended December 31, 2003.

            We furnished a Form 8-K on January 15, 2004, which included our Fleet Status Update as of January 15, 2004 as Exhibit 99.1.

                                                                       FORM 10-Q

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NOBLE CORPORATION

      DATE: May 10, 2004        By: /s/ MARK A. JACKSON
                                    ----------------------------------------
                                    Mark A. Jackson,
                                    Senior Vice President - Finance, Chief
                                    Financial Officer, Treasurer, Controller and
                                    Assistant Secretary
                                    (Principal Financial and Accounting Officer)

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

* Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.