Form 10-Q
period 2004-06-30
NOBLE CORP
filed 2004-08-09
CIK 1169055

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

         Number of Ordinary Shares outstanding as of August 2, 2004: 133,897,051 (Includes 1,660,670 shares held in a Rabbi Trust)

================================================================================

                                                                      FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   JUNE 30,        DECEMBER 31,
                                                     2004             2003
                                                 ------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ................     $    116,395      $    139,467
  Investment in marketable securities ......          104,024            98,376
  Accounts receivable ......................          165,116           149,235
  Inventories ..............................            4,100             4,086
  Prepaid expenses .........................           20,243            11,809
  Other current assets .....................           14,731            18,986
                                                 ------------      ------------
Total current assets .......................          424,609           421,959
                                                 ------------      ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ........        3,533,500         3,454,163
  Other ....................................           65,680            64,591
                                                 ------------      ------------
                                                    3,599,180         3,518,754
  Accumulated depreciation .................         (976,443)         (892,888)
                                                 ------------      ------------
                                                    2,622,737         2,625,866
                                                 ------------      ------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES           20,065            19,868
OTHER ASSETS ...............................          128,129           121,940
                                                 ------------      ------------
                                                 $  3,195,540      $  3,189,633
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt .....     $     26,991      $     47,666
  Accounts payable .........................           69,392            87,178
  Accrued payroll and related costs ........           49,874            48,511
  Taxes payable ............................           29,403            31,734
  Interest payable .........................            9,081             9,384
  Other current liabilities ................           21,661            19,550
                                                 ------------      ------------
Total current liabilities ..................          206,402           244,023

LONG-TERM DEBT .............................          532,537           541,907
DEFERRED INCOME TAXES ......................          208,911           213,357
OTHER LIABILITIES ..........................           18,526            18,201
COMMITMENTS AND CONTINGENCIES ..............               --                --
MINORITY INTEREST ..........................           (7,624)           (6,280)
                                                 ------------      ------------
                                                      958,752         1,011,208
                                                 ------------      ------------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share            13,374            13,389
  Capital in excess of par value ...........          903,999           915,240
  Retained earnings ........................        1,369,529         1,306,888
  Treasury stock, at cost ..................          (48,048)          (49,121)
  Restricted stock (unearned compensation) .           (5,842)           (7,981)
  Accumulated other comprehensive income ...            3,776                10
                                                 ------------      ------------
                                                    2,236,788         2,178,425
                                                 ------------      ------------
                                                 $  3,195,540      $  3,189,633
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

                                                                      FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              THREE MONTHS ENDED JUNE 30,
                                          ----------------------------------
                                               2004                2003
                                          --------------      --------------
OPERATING REVENUES
  Contract drilling services ........     $      225,667      $      220,586
  Reimbursables .....................              9,555              10,970
  Labor contract drilling services ..             12,078               7,219
  Engineering, consulting and other .              5,709               9,145
                                          --------------      --------------
                                                 253,009             247,920
                                          --------------      --------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ........            132,440             123,091
  Reimbursables .....................              8,082               9,572
  Labor contract drilling services ..              9,460               5,878
  Engineering, consulting and other .              6,784               7,503
  Depreciation ......................             41,234              36,031
  Selling, general and administrative              8,448               7,175
                                          --------------      --------------
                                                 206,448             189,250
                                          --------------      --------------

OPERATING INCOME ....................             46,561              58,670

OTHER INCOME (EXPENSE)
  Interest expense ..................             (8,620)            (10,348)
  Other, net ........................              2,037                 822
                                          --------------      --------------

INCOME BEFORE INCOME TAXES ..........             39,978              49,144
INCOME TAX PROVISION ................             (5,597)             (5,406)
                                          --------------      --------------

NET INCOME ..........................     $       34,381      $       43,738
                                          ==============      ==============

NET INCOME PER SHARE:
  Basic .............................     $         0.26      $         0.33
  Diluted ...........................     $         0.26      $         0.33


        See accompanying notes to the consolidated financial statements.

                                                                      FORM 10-Q


                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                            SIX MONTHS ENDED JUNE 30,
                                          -----------------------------
                                               2004           2003
                                          -------------- --------------
OPERATING REVENUES
  Contract drilling services ........     $      444,250 $      436,954
  Reimbursables .....................             19,604         27,309
  Labor contract drilling services ..             20,469         13,915
  Engineering, consulting and other .             14,119         14,750
                                          -------------- --------------
                                                 498,442        492,928
                                          -------------- --------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ........            266,245        246,938
  Reimbursables .....................             17,159         24,770
  Labor contract drilling services ..             16,286         11,601
  Engineering, consulting and other .             14,881         12,899
  Depreciation ......................             82,159         69,895
  Selling, general and administrative             16,309         13,437
                                          -------------- --------------
                                                 413,039        379,540
                                          -------------- --------------

OPERATING INCOME ....................             85,403        113,388

OTHER INCOME (EXPENSE)
  Interest expense ..................            (17,688)       (20,843)
  Other, net ........................              4,523            892
                                          -------------- --------------

INCOME BEFORE INCOME TAXES ..........             72,238         93,437
INCOME TAX PROVISION ................             (9,597)       (10,278)
                                          -------------- --------------

NET INCOME ..........................     $       62,641 $       83,159
                                          ============== ==============

NET INCOME PER SHARE:
  Basic .............................     $         0.47 $         0.63
  Diluted ...........................     $         0.47 $         0.63


        See accompanying notes to the consolidated financial statements.

                                                                      FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                --------------------------------
                                                                   2004                 2003
                                                                -------------      -------------
NET INCOME ................................................     $      34,381      $      43,738
                                                                -------------      -------------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
    Foreign currency translation adjustments ..............              (559)              (104)
    Unrealized holding (losses) gains arising during period              (706)               228
    Unrealized gain on foreign currency forward contracts .               201                 --
                                                                -------------      -------------

    Other comprehensive (loss) income .....................            (1,064)               124
                                                                -------------      -------------

COMPREHENSIVE INCOME ......................................     $      33,317      $      43,862
                                                                =============      =============




                                                                    SIX MONTHS ENDED JUNE 30,
                                                                --------------------------------
                                                                    2004                2003
                                                                -------------      -------------

NET INCOME ...............................................      $      62,641      $      83,159
                                                                -------------      -------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments .............              4,060                151
    Unrealized holding losses arising during period ......               (527)              (180)
    Unrealized gain on foreign currency forward contracts                 233                 --
                                                                -------------      -------------

    Other comprehensive income (loss) ....................              3,766                (29)
                                                                -------------      -------------

COMPREHENSIVE INCOME .....................................      $      66,407      $      83,130
                                                                =============      =============




        See accompanying notes to the consolidated financial statements.

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                        ------------------------------
                                                                                             2004            2003
                                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................................................     $     62,641      $     83,159
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, and amortization of deferred repair and maintenance ..........          101,610            85,658
       Deferred income tax (benefit) provision ....................................             (153)            3,426
       Loss on sales of marketable securities .....................................               60               336
       Equity in income of joint ventures .........................................           (1,804)             (341)
       Compensation expense from stock-based plans ................................            2,624             2,332
       Other ......................................................................              506              (964)
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable .....................................................          (15,881)          (14,774)
          Other current assets ....................................................           (5,914)          (12,802)
          Accounts payable ........................................................          (17,788)          (20,095)
          Other current liabilities ...............................................              894            (8,647)
                                                                                        ------------      ------------
               Net cash provided by operating activities ..........................          126,795           117,288
                                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades .......................................          (29,515)         (120,326)
  Other capital expenditures ......................................................          (48,935)          (30,649)
  Deferred repair and maintenance expenditures ....................................          (22,691)          (14,431)
  Repayments from joint venture ...................................................            1,607               287
  Investment in marketable securities .............................................          (70,687)          (53,700)
  Proceeds from sales and maturities of marketable securities .....................           65,930            59,771
                                                                                        ------------      ------------
            Net cash used for investing activities ................................         (104,291)         (159,048)
                                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt .......................................................          (30,048)          (31,356)
  Proceeds from issuance of ordinary shares .......................................           24,186             3,100
  Repurchase of ordinary shares ...................................................          (39,714)               --
  Decrease in restricted cash .....................................................               --             1,477
                                                                                        ------------      ------------
              Net cash used for financing activities ..............................          (45,576)          (26,779)
                                                                                        ------------      ------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS ........................................          (23,072)          (68,539)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................          139,467           192,509
                                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................     $    116,395      $    123,970
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


NOTE 2 - ACQUISITIONS

         On June 25, 2004, we purchased the Okhi (renamed the Noble Mark Burns), a 300 feet Levingston 111-S designed independent leg jackup rig, for $29,500,000 in cash. The unit is currently in the Dalian New Shipyard in Dalian, China, where we are performing refurbishments and upgrades. We are marketing the unit for operation in the Middle East, India and South East Asia. The rig is currently equipped to operate in 230 feet of water.

         On July 16, 2004, we exercised our option to purchase the Maersk Viking (renamed the Noble Cees van Diemen), a MODEC 300C, independent leg, cantilever jackup rig, for an exercise price of $32,900,000. In June 2003, we paid an option fee of $15,000,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47,900,000. The rig is currently in the United Arab Emirates and is being assimilated into our Middle East fleet, which is now comprised of 12 units. The rig is scheduled to commence an 880-day contract in Qatar in mid-September 2004 after an upgrade program.


NOTE 3 - STOCK-BASED COMPENSATION PLANS

         We have several stock-based compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. No compensation expense was recognized in the three and six month periods ended June 30, 2004 and 2003 related to stock option awards.

                                                                      FORM 10-Q

         The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                   --------------------------    ----------------------------
                                                       2004          2003            2004            2003
                                                   ------------  ------------    ------------    ------------
Net income - as reported .......................   $     34,381  $     43,738    $     62,641    $     83,159
Compensation expense, net of tax - as reported .          1,000           746           1,706           1,516
Compensation expense, net of tax - pro forma ...         (3,728)       (5,456)         (7,125)        (10,815)
                                                   ------------  ------------    ------------    ------------
Net income - pro forma .........................   $     31,653  $     39,028    $     57,222    $     73,860
                                                   ============  ============    ============    ============

Net income per share:
Basic - as reported ............................   $       0.26  $       0.33    $       0.47    $       0.63
Basic - pro forma ..............................   $       0.24  $       0.30    $       0.43    $       0.56

Diluted - as reported ..........................   $       0.26  $       0.33    $       0.47    $       0.63
Diluted - pro forma ............................   $       0.24  $       0.29    $       0.43    $       0.56


NOTE 4 - NET INCOME PER SHARE

         The following table reconciles the basic and diluted net income per share ("EPS") computations for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):


                                                                     NET         BASIC        BASIC        DILUTED     DILUTED
                                                                    INCOME       SHARES        EPS         SHARES        EPS
                                                                   --------     --------     --------     --------     --------
THREE MONTHS ENDED:

JUNE 30, 2004 ................................................     $ 34,381      132,540     $   0.26      133,704     $   0.26
JUNE 30, 2003 ................................................     $ 43,738      131,880     $   0.33      132,885     $   0.33


                                                                     NET         BASIC        BASIC       DILUTED      DILUTED
                                                                    INCOME       SHARES        EPS         SHARES        EPS
                                                                   --------     --------     --------     --------     --------
SIX MONTHS ENDED:
JUNE 30, 2004 ................................................     $ 62,641      132,583     $   0.47      133,766     $   0.47
JUNE 30, 2003 ................................................     $ 83,159      131,832     $   0.63      132,932     $   0.63


         Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,164,000 shares and 1,005,000 shares for the three month periods ended June 30, 2004 and 2003, respectively, and 1,183,000 and 1,100,000 shares for the six months ended June 30, 2004 and 2003, respectively. The computation of diluted net income per share for the three month periods ended June 30, 2004 and 2003 did not include options to purchase 2,112,000 and 1,842,000 ordinary shares, respectively, while the computation for the six month periods ended June 30, 2004 and 2003 did not include options to purchase 2,081,000 and 1,842,000, respectively, because the options' exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above are shares held in a Rabbi Trust, which will be used for future funding of the Company's benefit plans. The number of shares in the Rabbi Trust was 1,661,000 and 1,734,000 at June 30, 2004 and 2003, respectively. Shares in the Rabbi Trust are included in the number of ordinary shares legally outstanding as of August 2, 2004, as reflected on the cover of this Form 10-Q, and are accounted for as Treasury Stock in our Consolidated Balance Sheets.

         We repurchased 1,087,000 of our ordinary shares during the three and six month periods ended June 30, 2004 at a total cost of $39,714,000. Ordinary shares that were repurchased were automatically cancelled and retired pursuant to Cayman Islands law. These repurchases were recorded as a decrease of $109,000 and $39,605,000 to the balances of our ordinary shares and capital in excess of par value, respectively, on our Consolidated Balance Sheet.

                                                                      FORM 10-Q

NOTE 5 - MARKETABLE SECURITIES

         As of June 30, 2004, we owned marketable equity securities with a fair market value of $11,078,000, of which $10,768,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at June 30, 2004 at their fair value. The remaining investment in marketable equity securities, with a fair market value of $310,000 at June 30, 2004, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. As of June 30, 2004, we also owned marketable debt securities with a fair market value of $93,256,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at June 30, 2004 at their fair market value.


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

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of June 30, 2004, we had approximately $35,000,000 of outstanding purchase commitments related to these projects.


NOTE 7 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

         Noble and Noble Holding (U.S.) Corporation ("Noble Holding"), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation ("Noble Drilling"). These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at June 30, 2004 were $149,950,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantees of these securities are full and unconditional.

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

                                                                       FORM 10-Q



                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2004
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                  NOBLE
                                                                 HOLDING       NOBLE
                                                   NOBLE       (SUBSIDIARY    DRILLING         OTHER     CONSOLIDATING
                                                (GUARANTOR)     GUARANTOR)    (ISSUER)     SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                               ------------   ------------  -----------    ------------   -----------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...............   $    16,359     $       --    $       --    $   100,036     $       --    $   116,395
  Investment in marketable securities .....        33,553             --            --         70,471             --        104,024
  Accounts receivable .....................            --             --         6,623        158,493             --        165,116
  Inventories .............................            --             --            --          4,100             --          4,100
  Prepaid expenses ........................            --             --         2,369         17,874             --         20,243
  Accounts receivable from affiliates .....        55,132             --       486,032             --       (541,164)            --
  Other current assets ....................        26,885             --         5,845         14,223        (32,222)        14,731
                                              -----------    -----------   -----------    -----------    -----------    -----------
Total current assets ......................       131,929             --       500,869        365,197       (573,386)       424,609
                                              -----------    -----------   -----------    -----------    -----------    -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .......            --             --       100,058      3,433,442             --      3,533,500
  Other ...................................            --             --            --         65,680             --         65,680
                                              -----------    -----------   -----------    -----------    -----------    -----------
                                                       --             --       100,058      3,499,122             --      3,599,180
  Accumulated depreciation ................            --             --       (49,259)      (927,184)            --       (976,443)
                                              -----------    -----------   -----------    -----------    -----------    -----------
                                                       --             --        50,799      2,571,938             --      2,622,737
                                              -----------    -----------   -----------    -----------    -----------    -----------

NOTES RECEIVABLE FROM AFFILIATES ..........       502,165             --       169,159             --       (671,324)            --
INVESTMENTS IN AFFILIATES .................     1,603,270      1,911,646     1,692,861             --     (5,207,777)            --
INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES ................................            --             --            --         20,065             --         20,065
OTHER ASSETS ..............................            --             --         6,552        121,577             --        128,129
                                              -----------    -----------   -----------    -----------    -----------    -----------
                                              $ 2,237,364    $ 1,911,646   $ 2,420,240    $ 3,078,777    $(6,452,487)   $ 3,195,540
                                              ===========    ===========   ===========    ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...    $        --    $    18,810   $        --    $    26,991    $   (18,810)   $    26,991
  Accounts payable ........................            (7)            --         3,204         66,195             --         69,392
  Accrued payroll and related costs .......            13             --        12,940         36,921             --         49,874
  Taxes payable ...........................            77             --            --         29,326             --         29,403
  Interest payable ........................            --          7,567         7,791          7,135        (13,412)         9,081
  Accounts payable to affiliates ..........            --         82,336            --        458,828       (541,164)            --
  Other current liabilities ...............             9             --         2,233         19,419             --         21,661
                                              -----------    -----------   -----------    -----------    -----------    -----------
Total current liabilities .................            92        108,713        26,168        644,815       (573,386)       206,402

LONG-TERM DEBT ...........................             --             --       476,645         55,892             --        532,537
NOTES PAYABLE TO AFFILIATES ...............            --        502,165            --        169,159       (671,324)            --
DEFERRED INCOME TAXES .....................            --             --        16,699        192,212             --        208,911
OTHER LIABILITIES .........................           484             --         4,880         13,162             --         18,526
COMMITMENTS AND CONTINGENCIES .............            --             --            --             --             --             --
MINORITY INTEREST .........................            --             --            --         (7,624)            --         (7,624)
                                              -----------    -----------   -----------    -----------    -----------    -----------
                                                      576        610,878       524,392      1,067,616     (1,244,710)       958,752
                                              -----------    -----------   -----------    -----------    -----------    -----------
SHAREHOLDERS' EQUITY
 Ordinary Shares-par value $0.10 per share         13,374             --            --             --             --         13,374
 Capital in excess of par value ...........       903,999        870,744       870,744        693,687     (2,435,175)       903,999
 Retained earnings ........................     1,369,529        430,024     1,025,104      1,313,698     (2,768,826)     1,369,529
 Treasury stock, at cost ..................       (48,048)            --            --             --             --        (48,048)
 Restricted stock (unearned compensation) .        (5,842)            --            --             --             --         (5,842)
 Accumulated other comprehensive income ...
                                                    3,776             --            --          3,776         (3,776)         3,776
                                              -----------    -----------   -----------    -----------    -----------    -----------
                                                2,236,788      1,300,768     1,895,848      2,011,161     (5,207,777)     2,236,788
                                              -----------    -----------   -----------    -----------    -----------    -----------
                                              $ 2,237,364    $ 1,911,646   $ 2,420,240    $ 3,078,777    $(6,452,487)   $ 3,195,540
                                              ===========    ===========   ===========    ===========    ===========    ===========

                                                                       FORM 10-Q
                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                NOBLE
                                                                HOLDING        NOBLE
                                                  NOBLE       (SUBSIDIARY     DRILLING        OTHER      CONSOLIDATING
                                               (GUARANTOR)     GUARANTOR)     (ISSUER)    SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                               -----------    -----------    -----------  ------------   -------------  ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...............  $    33,991    $        --    $        --    $   105,476    $          --  $   139,467
  Investments in marketable securities ....       24,798             --             --         73,578               --       98,376
  Accounts receivable .....................           --             --          3,144        146,091               --      149,235
  Inventories .............................           --             --             --          4,086               --        4,086
  Prepaid expenses ........................           --             --          3,376          8,433               --       11,809
  Accounts receivable from affiliates .....       17,239             --        487,693             --         (504,932)          --
  Other current assets ....................       26,098             --          3,977         14,926          (26,015)      18,986
                                             -----------    -----------    -----------    -----------    -------------  -----------
Total current assets ......................      102,126             --        498,190        352,590         (530,947)     421,959
                                             -----------    -----------    -----------    -----------    -------------  -----------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .......           --             --        100,647      3,353,516               --    3,454,163
  Other ...................................           --             --             --         64,591               --       64,591
                                             -----------    -----------    -----------    -----------    -------------  -----------
                                                                     --        100,647      3,418,107               --    3,518,754
  Accumulated depreciation ................          --              --        (47,380)      (845,508)              --     (892,888)
                                             -----------    -----------    -----------    -----------    -------------  -----------
                                                      --             --         53,267      2,572,599               --    2,625,866
                                             -----------    -----------    -----------    -----------    -------------  -----------

NOTES RECEIVABLE FROM AFFILIATES ..........      511,821             --        169,159          4,629         (685,609)          --
INVESTMENTS IN AFFILIATES .................    1,563,494      1,864,823      1,643,124             --       (5,071,441)          --
INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES ................................           --             --             --         19,868               --       19,868
OTHER ASSETS ..............................           --             --          7,333        114,607               --      121,940
                                             -----------    -----------    -----------    -----------    -------------  -----------
                                             $ 2,177,441    $ 1,864,823    $ 2,371,073    $ 3,064,293    $  (6,287,997) $ 3,189,633
                                             ===========    ===========    ===========    ===========    =============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ....  $        --    $    17,951    $        --    $    47,666    $     (17,951) $    47,666
  Accounts payable ........................           (6)            --          4,180         83,004               --       87,178
  Accrued payroll and related costs .......           --             --         11,412         37,099               --       48,511
  Taxes payable ...........................         (958)            --             --         32,692               --       31,734
  Interest payable ........................           --          8,064          7,799          1,585           (8,064)       9,384
  Accounts payable to affiliates ..........           --         57,527             --        447,405         (504,932)          --
  Other current liabilities ...............          (20)            --            668         18,902               --       19,550
                                             -----------    -----------    -----------    -----------    -------------  -----------
Total current liabilities .................         (984)        83,542         24,059        668,353         (530,947)     244,023

LONG-TERM DEBT ............................           --             --        476,640         65,267               --      541,907
NOTES PAYABLE TO AFFILIATES ...............           --        511,821             --        173,788         (685,609)          --
DEFERRED INCOME TAXES .....................           --             --         16,264        197,093               --      213,357
OTHER LIABILITIES .........................           --             --          5,085         13,116               --       18,201
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST .........................           --             --             --         (6,280)              --       (6,280)
                                             -----------    -----------    -----------    -----------    -------------  -----------
                                                    (984)       595,363        522,048      1,111,337       (1,216,556)   1,011,208
                                             -----------    -----------    -----------    -----------    -------------  -----------
SHAREHOLDERS' EQUITY
 Ordinary Shares-par value $0.10 per share.       13,389             --             --             --               --       13,389
 Capital in excess of par value ...........      915,240        870,744        870,744        693,687       (2,435,175)     915,240
 Retained earnings ........................    1,306,888        398,716        978,281      1,259,259       (2,636,256)   1,306,888
 Treasury stock, at cost ..................      (49,121)            --             --             --               --      (49,121)
 Restricted stock (unearned compensation) .       (7,981)            --             --             --               --       (7,981)
 Accumulated other comprehensive income ...           10             --             --             10              (10)          10
                                             -----------    -----------    -----------    -----------    -------------  -----------
                                               2,178,425      1,269,460      1,849,025      1,952,956       (5,071,441)   2,178,425
                                             -----------    -----------    -----------    -----------    -------------  -----------
                                             $ 2,177,441    $ 1,864,823    $ 2,371,073    $ 3,064,293    $  (6,287,997) $ 3,189,633
                                             ===========    ===========    ===========    ===========    =============  ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2004
                                 (In thousands)
                                   (Unaudited)


                                                           NOBLE
                                                           HOLDING       NOBLE
                                               NOBLE     (SUBSIDIARY    DRILLING      OTHER      CONSOLIDATING
                                            (GUARANTOR)   GUARANTOR)    (ISSUER)   SUBSIDIARIES   ADJUSTMENTS    TOTAL
                                            -----------   ----------    --------   ------------   ------------  --------
OPERATING REVENUES
   Contract drilling services ........      $        --   $       --    $  7,770   $    217,897   $         --  $225,667
   Reimbursables .....................               --           --          13          9,542             --     9,555
   Labor contract drilling services ..               --           --          --         12,078             --    12,078
   Engineering, consulting, and other                --           --          --          5,709             --     5,709
                                            -----------   ----------    --------   ------------   ------------  --------
                                                     --           --       7,783        245,226             --   253,009
                                            -----------   ----------    --------   ------------   ------------  --------
OPERATING COSTS AND EXPENSES
   Contract drilling services ........              (37)          --       2,608        129,869             --   132,440
   Reimbursables .....................               --           --          13          8,069             --     8,082
   Labor contract drilling services ..               --           --          --          9,460             --     9,460
   Engineering, consulting and other .               --           --          --          6,784             --     6,784
   Depreciation ......................               --           --       1,150         40,084             --    41,234
   Selling, general and administrative              260           --         192          7,996             --     8,448
                                            -----------   ----------    --------   ------------   ------------  --------
                                                    223           --       3,963        202,262             --   206,448
                                            -----------   ----------    --------   ------------   ------------  --------

OPERATING INCOME .....................             (223)          --       3,820         42,964                   46,561

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates
    (net of tax) .....................           23,220       26,714      28,218             --        (78,152)       --
   Interest expense ..................               --      (11,928)     (6,907)        (2,649)        12,864    (8,620)
   Other, net ........................           12,099           --         773          2,029        (12,864)    2,037
                                            -----------   ----------    --------   ------------   ------------  --------
INCOME BEFORE INCOME TAXES ...........           35,096       14,786      25,904         42,344        (78,152)   39,978
INCOME TAX (PROVISION) BENEFIT .......             (715)       4,175         810         (9,867)            --    (5,597)
                                            -----------   ----------    --------   ------------   ------------  --------
NET INCOME ...........................      $    34,381   $   18,961    $ 26,714   $     32,477   $    (78,152) $ 34,381
                                            ===========   ==========    ========   ============   ============  ========


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2003
                                 (In thousands)
                                   (Unaudited)


                                                           NOBLE
                                                           HOLDING         NOBLE
                                            NOBLE        (SUBSIDIARY     DRILLING        OTHER        CONSOLIDATING
                                          (GUARANTOR)     GUARANTOR)     (ISSUER)     SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                         ------------    ------------    ---------    ------------    -------------    ---------
OPERATING REVENUES
   Contract drilling services .......    $         --    $         --    $   4,434    $    216,152    $          --    $ 220,586
   Reimbursables .....................             --              --           49          10,921               --       10,970
   Labor contract drilling services ..             --              --           --           7,219               --        7,219
   Engineering, consulting, and other              --              --           --           9,145               --        9,145
                                         ------------    ------------    ---------    ------------    -------------    ---------
                                                   --              --        4,483         243,437               --      247,920
                                         ------------    ------------    ---------    ------------    -------------    ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services ........             (7)              1        2,052         121,045               --      123,091
   Reimbursables .....................             --              --           49           9,523               --        9,572
   Labor contract drilling services ..             --              --           --           5,878               --        5,878
   Engineering, consulting and other .             --              --           --           7,503               --        7,503
   Depreciation ......................             --              --          900          35,131               --       36,031
   Selling, general and administrative            (20)             --          341           6,854               --        7,175
                                         ------------    ------------    ---------    ------------    -------------    ---------
                                                  (27)              1        3,342         185,934               --      189,250
                                         ------------    ------------    ---------    ------------    -------------    ---------

OPERATING INCOME (LOSS) ..............             27              (1)       1,141          57,503               --       58,670

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates (net
     of tax) .........................         32,136          48,816       50,960              --         (131,912)          --
   Interest expense ..................             --         (12,254)      (6,957)         (5,251)          14,114      (10,348)
   Other, net ........................         12,310              --        2,518             108          (14,114)         822
                                         ------------    ------------    ---------    ------------    -------------    ---------
INCOME BEFORE INCOME TAXES ...........         44,473          36,561       47,662          52,360         (131,912)      49,144
INCOME TAX (PROVISION) BENEFIT .......           (735)          4,289        1,154         (10,114)              --       (5,406)
                                         ------------    ------------    ---------    ------------    -------------    ---------

NET INCOME ...........................   $     43,738    $     40,850    $  48,816    $     42,246    $    (131,912)   $  43,738
                                         ============    ============    =========    ============    =============    =========


                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2004
                                 (In thousands)
                                   (Unaudited)


                                                          NOBLE
                                                         HOLDING     NOBLE
                                            NOBLE     (SUBSIDIARY   DRILLING       OTHER       CONSOLIDATING
                                         (GUARANTOR)   GUARANTOR)   (ISSUER)    SUBSIDIARIES    ADJUSTMENTS    TOTAL
                                         -----------  -----------  ---------    -------------  -------------  --------
OPERATING REVENUES
   Contract drilling services ........   $        --  $        --  $  15,002    $     429,248  $          --  $444,250
   Reimbursables .....................            --           --         13           19,591             --    19,604
   Labor contract drilling services ..            --           --         --           20,469             --    20,469
   Engineering, consulting, and other             --           --         --           14,119             --    14,119
                                         -----------  -----------  ---------    -------------  -------------  --------
                                                  --           --     15,015          483,427             --   498,442
                                         -----------  -----------  ---------    -------------  -------------  --------

OPERATING COSTS AND EXPENSES
   Contract drilling services ........          (139)          --      5,245          261,139             --   266,245
   Reimbursables .....................            --           --         13           17,146             --    17,159
   Labor contract drilling services ..            --           --         --           16,286             --    16,286
   Engineering, consulting and other .            --           --         --           14,881             --    14,881
   Depreciation ......................            --           --      2,272           79,887             --    82,159
   Selling, general and administrative            28           --        345           15,936             --    16,309
                                         -----------  -----------  ---------    -------------  -------------  --------
                                                (111)          --      7,875          405,275             --   413,039
                                         -----------  -----------  ---------    -------------  -------------  --------

OPERATING INCOME .....................           111           --      7,140           78,152             --    85,403

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates
      (net of tax) ...................        39,776       46,823     49,737               --       (136,336)       --
   Interest expense ..................            --      (23,869)   (13,814)          (5,744)        25,739   (17,688)
   Other, net ........................        24,204           --      2,191            3,867        (25,739)    4,523
                                         -----------  -----------  ---------    -------------  -------------  --------
INCOME BEFORE INCOME TAXES ...........        64,091       22,954     45,254           76,275       (136,336)   72,238
INCOME TAX (PROVISION) BENEFIT .......        (1,450)       8,354      1,569          (18,070)            --    (9,597)
                                         -----------  -----------  ---------    -------------  -------------  --------
NET INCOME ...........................   $    62,641  $    31,308  $  46,823    $      58,205  $    (136,336) $ 62,641
                                         ===========  ===========  =========    =============  =============  ========

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (In thousands)
                                   (Unaudited)


                                                            NOBLE
                                                           HOLDING       NOBLE
                                             NOBLE      (SUBSIDIARY     DRILLING        OTHER       CONSOLIDATING
                                          (GUARANTOR)    GUARANTOR)     (ISSUER)    SUBSIDIARIES      ADJUSTMENTS       TOTAL
                                          -----------    -----------    --------    -------------    -------------    --------
OPERATING REVENUES
   Contract drilling services .........   $        --    $        --    $  4,515    $     432,439    $          --    $436,954
   Reimbursables ......................            --             --         267           27,042               --      27,309
   Labor contract drilling services ...            --             --          --           13,915               --      13,915
   Engineering, consulting, and other .            --             --          --           14,750               --      14,750
                                          -----------    -----------    --------    -------------    -------------    --------
                                                   --             --       4,782          488,146               --     492,928
                                          -----------    -----------    --------    -------------    -------------    --------

OPERATING COSTS AND EXPENSES
   Contract drilling services .........           (13)             1       4,649          242,301               --     246,938
   Reimbursables ......................            --             --         267           24,503               --      24,770
   Labor contract drilling services ...            --             --          --           11,601               --      11,601
   Engineering, consulting and other ..            --             --          --           12,899               --      12,899
   Depreciation .......................            --             --       1,917           67,978               --      69,895
   Selling, general and administrative             71             --         530           12,836               --      13,437
                                          -----------    -----------    --------    -------------    -------------    --------
                                                   58              1       7,363          372,118               --     379,540
                                          -----------    -----------    --------    -------------    -------------    --------

OPERATING (LOSS) INCOME ...............           (58)            (1)     (2,581)         116,028               --     113,388

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates
    (net of tax).......................        60,138         89,437      98,943               --         (248,518)         --
   Interest expense ...................            --        (24,467)    (13,945)          (8,758)          26,327     (20,843)
   Other, net .........................        24,547             --       1,902              770          (26,327)        892
                                          -----------    -----------    --------    -------------    -------------    --------
INCOME BEFORE INCOME TAXES ............        84,627         64,969      84,319          108,040         (248,518)     93,437
INCOME TAX (PROVISION) BENEFIT ........        (1,468)         8,563       5,118          (22,491)              --     (10,278)
                                          -----------    -----------    --------    -------------    -------------    --------
NET INCOME ............................   $    83,159    $    73,532    $ 89,437    $      85,549    $    (248,518)   $ 83,159
                                          ===========    ===========    ========    =============    =============    ========

                                                                       FORM 10-Q




                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2004
                                 (In thousands)
                                   (Unaudited)




                                                                   NOBLE
                                                                  HOLDING       NOBLE
                                                        NOBLE    (SUBSIDIARY   DRILLING       OTHER       CONSOLIDATING
                                                    (GUARANTOR)  GUARANTOR)   (ISSUER)     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                    -----------  -----------  ---------    -------------  -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................  $    62,641  $    31,308  $  46,823    $      58,205  $    (136,336)  $  62,641
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation, and amortization of deferred
       repair and maintenance ....................           --           --      2,923           98,687             --     101,610
     Deferred income tax provision ...............           --           --         --             (153)            --        (153)
     Loss on sales of marketable securities ......           --           --         --               60             --          60
     Equity in income of joint ventures ..........           --           --         --           (1,804)            --      (1,804)
     Compensation expense from stock-based plans..        2,624           --         --               --             --       2,624
     Equity earnings in affiliates ...............      (39,776)     (46,823)   (49,737)              --        136,336          --
     Other .......................................          484           --      1,011             (989)            --         506
     Changes in current assets and liabilities:
      Accounts receivable ........................           --           --     (3,479)         (12,402)            --     (15,881)
      Accounts receivable from affiliates ........      (30,248)          --      1,680               --         28,568          --
      Other current assets .......................         (787)          --       (861)          (4,266)            --      (5,914)
      Accounts payable ...........................            1           --       (976)         (16,813)            --     (17,788)
      Accounts payable to affiliates .............           --       24,810         --            3,758        (28,568)         --
      Other current liabilities ..................        1,077         (497)     3,085           (2,771)            --         894
                                                    -----------  -----------  ---------    -------------  -------------   ---------
         Net cash (used for) provided by operating
           activities ............................       (3,984)       8,798        469          121,512             --     126,795
                                                    -----------  -----------  ---------    -------------  -------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ......           --           --         --          (29,515)            --     (29,515)
  Other capital expenditures .....................           --           --        (96)         (48,839)            --     (48,935)
  Deferred repair and maintenance expenditures ...           --           --       (373)         (22,318)            --     (22,691)
  Repayments from joint venture ..................           --           --         --            1,607             --       1,607
  Repayments from affiliate ......................        8,798           --         --               --         (8,798)         --
  Investment in marketable securities ............      (51,500)          --         --          (19,187)            --     (70,687)
  Proceeds from sales and maturities of
       marketable securities .....................       44,582           --         --           21,348             --      65,930
                                                    -----------  -----------  ---------    -------------  -------------   ---------
         Net cash provided by (used for) investing
           activities ............................        1,880           --       (469)         (96,904)        (8,798)   (104,291)
                                                    -----------  -----------  ---------    -------------  -------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt .....................           --       (8,798)        --          (30,048)         8,798     (30,048)
   Proceeds from issuance of ordinary shares .....       24,186           --         --               --             --      24,186
   Repurchase of ordinary shares .................      (39,714)          --         --               --             --     (39,714)
                                                    -----------  -----------  ---------    -------------  -------------   ---------
         Net cash provided by (used for) financing
           activities ............................      (15,528)      (8,798)        --          (30,048)         8,798     (45,576)
                                                    -----------  -----------  ---------    -------------  -------------   ---------


NET DECREASE IN CASH
  AND CASH EQUIVALENTS ...........................      (17,632)          --         --           (5,440)            --     (23,072)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ............................       33,991           --         --          105,476             --     139,467
                                                    -----------  -----------  ---------    -------------  -------------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD ..................................  $    16,359  $        --  $      --    $     100,036  $          --   $ 116,395
                                                    ===========  ===========  =========    =============  =============   =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (In thousands)
                                   (Unaudited)





                                                                      NOBLE
                                                                     HOLDING     NOBLE
                                                          NOBLE    (SUBSIDIARY  DRILLING      OTHER       CONSOLIDATING
                                                      (GUARANTOR)   GUARANTOR)  (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                      -----------  -----------  ---------  -------------  -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................  $    83,159  $    73,532  $  89,437  $      85,549  $    (248,518)  $  83,159

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation, and amortization of deferred
       repair and maintenance ......................           --           --      2,256         83,402             --      85,658
     Deferred income tax provision .................           --           --      2,115          1,311             --       3,426
     Loss on sales of marketable securities ........           --           --         --            336             --         336
     Equity in income of joint ventures ............           --           --         --           (341)            --        (341)
     Compensation expense from stock-based plans ...        2,332           --         --             --             --       2,332
     Equity earnings in affiliates .................      (60,138)     (89,437)   (98,943)            --        248,518          --
     Other .........................................           --           --     (1,711)           747             --        (964)
     Changes in current assets and liabilities:
      Accounts receivable ..........................           --           --     (1,678)       (13,096)            --     (14,774)
      Accounts receivable from affiliates ..........           --           --     14,966             --        (14,966)         --
      Other current assets .........................       (8,908)          --     (2,602)        (1,292)            --     (12,802)
      Accounts payable .............................           --           --         24        (20,119)            --     (20,095)
      Accounts payable to affiliates ...............       (3,396)      24,333         --        (35,903)        14,966          --
      Other current liabilities ....................          196         (370)     3,166        (11,639)            --      (8,647)
                                                      -----------  -----------  ---------  -------------   ------------   ---------
         Net cash provided by operating activities..       13,245        8,058      7,030         88,955             --     117,288
                                                      -----------  -----------  ---------  -------------   ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ........           --           --         --       (120,326)            --    (120,326)
  Other capital expenditures .......................           --           --     (5,675)       (24,974)            --     (30,649)
  Deferred repair and maintenance expenditures .....           --           --     (1,355)       (13,076)            --     (14,431)
  Repayments from joint venture ....................           --           --         --            287             --         287
  Repayments from affiliates........................        8,058           --         --             --         (8,058)         --
  Investment in marketable securities ..............      (32,000)          --         --        (21,700)            --     (53,700)
  Proceeds from sales and maturities of
       marketable securities .......................       23,000           --         --         36,771             --      59,771
                                                      -----------  -----------  ---------  -------------   ------------   ---------
         Net cash used for investing activities ....         (942)          --     (7,030)      (143,018)        (8,058)   (159,048)
                                                      -----------  -----------  ---------  -------------   ------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt .......................           --       (8,058)        --        (31,356)         8,058     (31,356)
   Proceeds from issuance of ordinary shares .......        3,100           --         --             --             --       3,100
   Decrease in restricted cash .....................           --           --         --          1,477             --       1,477
                                                      -----------  -----------  ---------  -------------   ------------   ---------
       Net cash provided by (used for)
         financing activities ......................        3,100       (8,058)        --        (29,879)         8,058     (26,779)
                                                      -----------  -----------  ---------  -------------   ------------   ---------
INCREASE(DECREASE) IN CASH
     AND CASH EQUIVALENTS ..........................       15,403           --         --        (83,942)            --     (68,539)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD ...........................        9,317           --         --        183,192             --     192,509
                                                      -----------  -----------  ---------  -------------   ------------   ---------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD .................................  $    24,720  $        --  $      --  $      99,250   $         --   $ 123,970
                                                      ===========  ===========  =========  =============   ============   =========

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

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and six months ended June 30, 2004 and 2003 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.



                                  INTERNATIONAL   DOMESTIC     ENGINEERING
                                    CONTRACT      CONTRACT          &
                                    DRILLING      DRILLING      CONSULTING
                                    SERVICES      SERVICES       SERVICES       OTHER         TOTAL
                                   -----------   -----------   -------------  -----------   -----------
THREE MONTHS ENDED JUNE 30, 2004

Revenues from external customers   $   171,386   $    60,835   $       3,651  $     17,137  $    253,009

Depreciation ...................        28,260        11,942             157           875        41,234
Operating costs and expenses ...       138,149        46,593           6,190        15,516       206,448
Equity in income of
  unconsolidated subsidiaries ..           806            --              --            --           806
Net income (loss) ..............        28,463         7,264          (2,586)        1,240        34,381
Total assets ...................     1,649,645     1,227,885          34,911       283,099     3,195,540

THREE MONTHS ENDED JUNE 30, 2003

Revenues from external customers   $   165,390   $    68,065   $       5,648  $      8,817  $    247,920
Depreciation ...................        23,324        11,684             140           883        36,031
Operating costs and expenses ...       121,842        50,342           8,470         8,596       189,250
Equity in income of
  unconsolidated subsidiaries ..           719            --              --            --           719
Net income (loss) ..............        37,123         9,900          (3,608)          323        43,738
Total assets ...................     1,501,583     1,317,977          32,207       246,167     3,097,934


FORM 10-Q

                                             INTERNATIONAL  DOMESTIC     ENGINEERING
                                               CONTRACT     CONTRACT         &
                                               DRILLING     DRILLING     CONSULTING
                                               SERVICES     SERVICES      SERVICES       OTHER        TOTAL
                                               ---------   ---------   --------------   ---------   ---------

SIX MONTHS ENDED JUNE 30, 2004

Revenues from external customers ...........   $ 329,420   $ 129,035   $       9,697   $  30,290   $ 498,442
Depreciation ...............................      56,108      23,978             328       1,745      82,159
Operating costs and expenses ...............     274,809      95,961          13,332      28,937     413,039
Equity in income of
  unconsolidated  subsidiaries .............       1,804          --              --          --       1,804
Net income (loss) ..........................      40,041      23,434          (3,817)      2,983      62,641

SIX MONTHS ENDED JUNE 30, 2003

Revenues from external customers ...........   $ 330,008   $ 128,470   $      16,255   $  18,195   $ 492,928
Depreciation ...............................      44,823      23,069             279       1,724      69,895
Operating costs and expenses ...............     242,969      97,493          21,273      17,805     379,540
Equity in income of
  unconsolidated  subsidiaries .............         341          --              --          --         341
Net income (loss) ..........................      70,390      15,219          (5,636)      3,186      83,159


         The following table is a reconciliation of reportable segment net income (loss) to our consolidated totals for the three and six months ended June 30, 2004 and 2003 (in thousands).


                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                        -------------------------------   -------------------------------
                                              2004             2003            2004             2003
                                        --------------   --------------   --------------   --------------
Net income for reportable segments ..   $       33,141   $       43,415   $       59,658   $       79,973
Other net income ....................            1,240              323            2,983            3,186
                                        --------------   --------------   --------------   --------------
   Total consolidated net income ....   $       34,381   $       43,738   $       62,641   $       83,159
                                        ==============   ==============   ==============   ==============




NOTE 9 - EMPLOYEE BENEFIT PLANS

         We have a U.S. noncontributory defined benefit pension plan which covers substantially all salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our "qualified domestic plans"). These plans are governed by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 ("ERISA"), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified domestic plans when required. The benefit amount that can be covered by the qualified domestic plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified domestic plans. We refer to the qualified domestic plans and the excess benefit plan collectively as the "domestic plans."

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

         Pension costs for the three and six months ended June 30, 2004 and 2003 includes the following components (in thousands):

                                                                          THREE MONTHS ENDED JUNE 30,
                                                            -------------------------------------------------------
                                                                        2004                       2003
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL    DOMESTIC    INTERNATIONAL    DOMESTIC
                                                            -------------    ---------   -------------   ----------
Service cost..............................................  $         541  $     1,210  $         489   $       876
Interest cost.............................................            598        1,024            504           872
Return on plan assets.....................................           (747)      (1,068)          (464)         (844)
Amortization of prior service cost........................              -           65              -            54
Amortization of transition obligation.....................             91            -            133             -
Recognized net actuarial (gain) loss .....................            (65)         225            (90)          174
                                                             ------------   ----------   ------------    ----------
Net pension expense.......................................  $         418        1,456  $         572   $     1,132
                                                            =============  ===========  =============   ===========

                                                                           SIX MONTHS ENDED JUNE 30,
                                                            -------------------------------------------------------
                                                                        2004                       2003
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL    DOMESTIC    INTERNATIONAL    DOMESTIC
                                                            -------------    ---------   -------------   ----------
Service cost..............................................  $       1,144  $     2,324  $         978   $     1,752
Interest cost.............................................          1,196        2,048          1,008         1,744
Return on plan assets.....................................         (1,494)      (2,136)          (928)       (1,688)
Amortization of prior service cost........................              -          130              -           108
Amortization of transition obligation.....................            182            -            266             -
Recognized net actuarial (gain) loss .....................           (130)         450           (180)          348
                                                             ------------   ----------   ------------    ----------
Net pension expense                                          $        898   $    2,816   $      1,144    $    2,264
                                                             ============   ==========   ============    ==========


         We previously disclosed in our financial statements for the year ended December 31, 2003 that we expect to contribute approximately $5,000,000 to our pension plans in 2004. As of June 30, 2004, there has been no change to this expectation. We funded a total of $461,000 to our pension plans during the six months ended June 30, 2004.


NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Our North Sea operations have a significant amount of its cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies over the remainder of 2004, we entered into forward contracts in March and April of this year to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These contracts represent approximately 50 percent of our forecasted Euro and British Pound requirements for the remainder of this year. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the three and six months ended June 30, 2004, we reversed a net unrealized gain of $9,000 upon the settlement of forward contracts. We recognized a net unrealized gain on outstanding contracts during the three and six months ended June 30, 2004 of $210,000 and $233,000, respectively. The cumulative net unrealized gain on these forward contracts of $233,000 is included in "Accumulated other comprehensive income" in our Consolidated Balance Sheet at June 30, 2004. We did not recognize a gain or loss in our Consolidated Statements of Income for the three and six months ended June 30, 2004 related to these forward contracts.

         The balance of the net unrealized gain related to our foreign currency forward contracts included in Accumulated other comprehensive income and related activity for the three and six months ended June 30, 2004 is presented in the following table:

Net unrealized gain at December 31, 2003                                     $      --
Activity during the three months ended March 31, 2004:
     Net unrealized gain on outstanding forward contracts                       32,000
                                                                             ---------
Net unrealized gain at March 31, 2004                                           32,000
Activity during the three months ended June 30, 2004:
     Settlement of forward contracts                                            (9,000)
     Net unrealized gain on outstanding forward contracts                      210,000
                                                                             ---------
Net unrealized gain at June 30, 2004                                         $ 233,000
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

         We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include, but are not limited to, the following:

         o        volatility in crude oil and natural gas prices;

         o changes in our customers' drilling programs or budgets due to their own internal corporate events, changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as a general economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services;

         o        our inability to execute any of our business strategies;

         o changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

         o cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts;

         o        intense competition in the drilling industry;

         o changes in the rate of economic growth in the U.S. or in other major international economies;

         o political and economic conditions in markets where we from time to time operate;

         o        adverse weather (such as hurricanes and monsoons) and seas;

         o operational risks (such as blowouts, fires and loss of production);

         o changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive;

         o costs and effects of unanticipated legal and administrative proceedings;

         o cost overruns or delays in shipyard repair, maintenance, conversion or upgrade projects;

         o limitations on our insurance coverage or our inability to obtain or maintain insurance coverage at rates and with deductible amounts that we believe are commercially reasonable;

         o the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets;

         o requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation);

         o        acts of war or terrorism;

         o significant changes in trade, monetary or fiscal policies worldwide, including changes in interest rates; and

         o currency fluctuations between the U.S. dollar and other currencies.

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


THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 59 mobile offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000TM semisubmersibles), three dynamically positioned drillships, 40 jackup rigs and three submersibles. Eight of our jackup rigs and one of our semisubmersibles are capable of operating in harsh environments. In addition to the rigs in our fleet described above, we have purchased an option to acquire the premium jackup, the Maersk Valiant.
We anticipate the option will become exercisable by us around November 15, 2004. Approximately 80 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. These prices are extremely volatile. International markets are influenced more by oil prices than natural gas prices. Despite oil prices in the first six months of 2004 being favorable for demand for our services, drilling activity in certain international markets, including the North Sea and West Africa, was generally weaker in this period than the first six months of 2003. We believe that operators in these international markets have been reluctant to increase drilling activity due to the uncertainty surrounding the worldwide economy, the political unrest in the Middle East (including the military action in Iraq), Nigeria and Venezuela, and difficulties in obtaining funding from government-affiliated oil companies.

         Natural gas prices during the first six months of 2004 averaged $5.84 per thousand cubic feet (source: average Henry Hub closing bidweek price). Despite these price levels, operators generally have not significantly increased drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles due principally to a lack of quality drilling prospects. We believe that drilling activity levels in water depths applicable to semisubmersibles are beginning to show signs of improvement.

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

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. Since the beginning of 2000, we have added two deepwater semisubmersibles to our fleet and have acquired two additional semisubmersible baredeck hulls. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas. We have also increased the number of jackups in key international markets. Since the beginning of 2000, through several acquisitions we have added eight jackups to our international fleet and have acquired an option to purchase another jackup. We have also mobilized nine jackups from the U.S. Gulf of Mexico to various international markets, including Mexico, the Middle East and the Mediterranean Sea.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     GENERAL

         Net income for the second quarter of 2004 (the "Current Quarter") was $34,381,000, or $0.26 per diluted share, on operating revenues of $253,009,000, compared to net income for the second quarter of 2003 (the "Comparable Quarter") of $43,738,000, or $0.33 per diluted share, on operating revenues of $247,920,000.

         The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 8 of our accompanying consolidated financial statements) for the periods indicated:


                                                       INTERNATIONAL     DOMESTIC
                                                         CONTRACT        CONTRACT      ENGINEERING
                                                         DRILLING        DRILLING     & CONSULTING
                                                         SERVICES        SERVICES       SERVICES        OTHER          TOTAL
                                                       -------------   ------------   ------------   ------------   ------------
                                                                               (In thousands)
THREE MONTHS ENDED JUNE 30, 2004

Operating Revenues:
     Contract drilling services ....................   $    167,370    $     58,297   $         --   $         --   $    225,667
     Reimbursables .................................          3,917           2,124          1,477          2,037          9,555
     Labor contract drilling services ..............             --              --             --         12,078         12,078
     Engineering, consulting and other .............             99             414          2,174          3,022          5,709
                                                       ------------    ------------   ------------   ------------   ------------
                                                       $    171,386    $     60,835   $      3,651   $     17,137   $    253,009
                                                       ============    ============   ============   ============   ============

Operating Costs and Expenses:
     Contract drilling services....................    $    102,052    $     30,388   $         --   $         --   $    132,440
     Reimbursables .................................          2,795           1,894          1,432          1,961          8,082
     Labor contract drilling services ..............             --              --             --          9,460          9,460
     Engineering, consulting and other .............           (482)            100          4,292          2,874          6,784
     Depreciation ..................................         28,260          11,942            157            875         41,234
     Selling, general and administrative ...........          5,524           2,269            309            346          8,448
                                                       ------------    ------------   ------------   ------------   ------------
                                                       $    138,149    $     46,593   $      6,190   $     15,516   $    206,448
                                                       ============    ============   ============   ============   ============

                                                     INTERNATIONAL      DOMESTIC
                                                        CONTRACT        CONTRACT       ENGINEERING
                                                        DRILLING        DRILLING      & CONSULTING
                                                        SERVICES        SERVICES         SERVICES        OTHER           TOTAL
                                                     -------------    -------------   -------------   -------------   -------------
                                                                                (In thousands)
THREE MONTHS ENDED JUNE 30, 2003

Operating Revenues:
     Contract drilling services ..................   $     160,526    $      60,060   $          --   $          --   $     220,586
     Reimbursables ...............................           4,540            3,093           3,016             321          10,970
     Labor contract drilling services ............              --               --              --           7,219           7,219
     Engineering, consulting and other ...........             324            4,912           2,632           1,277           9,145
                                                     -------------    -------------   -------------   -------------   -------------
                                                     $     165,390    $      68,065   $       5,648   $       8,817   $     247,920
                                                     =============    =============   =============   =============   =============

Operating Costs and Expenses:
     Contract drilling services ..................   $      90,760    $      32,331   $          --   $          --   $     123,091
     Reimbursables ...............................           3,529            2,793           2,986             264           9,572
     Labor contract drilling services ............              --               --              --           5,878           5,878
     Engineering, consulting and other ...........             (66)           1,230           5,035           1,304           7,503
     Depreciation ................................          23,324           11,684             140             883          36,031
     Selling, general and administrative .........           4,295            2,304             309             267           7,175
                                                     -------------    -------------   -------------   -------------   -------------
                                                     $     121,842    $      50,342   $       8,470   $       8,596   $     189,250
                                                     =============    =============   =============   =============   =============


    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2004 and 2003:

                                                  AVERAGE RIG
                                                UTILIZATION (1)               OPERATING DAYS (2)            AVERAGE DAYRATE
                                          --------------------------    ---------------------------   ---------------------------
                                              THREE MONTHS ENDED            THREE MONTHS ENDED           THREE MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,                     JUNE 30,
                                          --------------------------    ---------------------------   ---------------------------
                                             2004            2003            2004           2003          2004           2003
                                          ----------     -----------    ------------   ------------   ------------   ------------
International (3):
  Jackups ...........................             85%             85%          2,698          2,392   $     50,277   $     52,286
  Semisubmersibles - >6,000'(4) .....            100%            100%             91             91   $    143,499   $    125,628
  Semisubmersibles - <6,000'(5) .....            100%            100%             91             91   $     43,967   $     42,181
  Drillships ........................             67%            100%            182            273   $     80,564   $     73,950
                                                                        ------------   ------------
  Total International ...............             84%             87%          3,062          2,847   $     54,660   $     56,384
                                                                        ============   ============


Domestic (6):
  Jackups ...........................             94%             97%            171            354   $     45,817   $     27,876
  Semisubmersibles - >6,000'(4) .....             99%             71%            453            321   $     96,727   $    138,826
  Semisubmersibles - <6,000'(5) .....              0%             60%             --             55   $         --   $     48,073
  Submersibles ......................             98%             84%            267            152   $     24,888   $     19,638
                                                                        ------------   ------------
  Total Domestic ....................             82%             81%            891            882   $     65,429   $     68,095
                                                                        ============   ============


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

     INTERNATIONAL CONTRACT DRILLING SERVICES

         The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended June 30, 2004 and 2003:


                                                                                 OPERATING COSTS
                                                OPERATING REVENUES                AND EXPENSES
                                           ---------------------------    ----------------------------
                                               THREE MONTHS ENDED               THREE MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                           ---------------------------    ----------------------------
                                               2004           2003            2004            2003
                                           ------------   ------------    ------------    ------------
                                                                 (In thousands)
Contract drilling services .............   $    167,370   $    160,526    $   102,052     $    90,760
Reimbursables (1) ......................          3,917          4,540          2,795           3,529
Labor contract drilling services .......             --             --             --              --
Engineering, consulting and other ......             99            324           (482)            (66)
Depreciation ...........................            N/A            N/A          28,260          23,324
Selling, general and administrative ....            N/A            N/A           5,524           4,295
                                           ------------   ------------    ------------    ------------
         Total .........................   $    171,386   $    165,390    $    138,149    $    121,842
                                           ============   ============    ============    ============


(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. International contract drilling services revenues increased $6,844,000 due to additional operating days in our Middle East division, which includes India and the Mediterranean Sea, and Mexico, partially offset by weaker market conditions in the North Sea and a shipyard project on one of our deepwater drillships in Brazil. We had an additional 316 operating days in our Middle East division in the Current Quarter due primarily to the acquisition of the Noble Gene House and Noble Charlie Yester premium jackups in July 2003 and September 2003, respectively, and the mobilization of the Noble Carl Norberg premium jackup to the Mediterranean Sea from the U.S. Gulf of Mexico in December 2003. The Noble Carl Norberg began a 14-month contract in January 2004 following its mobilization to the Mediterranean Sea. In Mexico, we experienced an increase of 91 operating days due to the mobilization of the Noble Bill Jennings from the U.S. Gulf of Mexico in August 2003.

         Since September 2002, we have mobilized a total of seven jackups from the U.S. Gulf of Mexico to Mexico for long-term contracts with Petroleos Mexicanos ("Pemex"). The mobilization of these jackup rigs was pursuant to our long-standing business strategy of deploying our assets in important geological regions. We believe the long-term financial returns for our jackup rigs will be higher in international regions due to relatively fewer quality drilling prospects in the U.S. Gulf of Mexico at water depths applicable to these units. As a result, we made the strategic decision to mobilize these units to Mexico for long-term contracts.

         Market conditions in the North Sea have weakened over the past year. Utilization in the Current Quarter decreased to 81 percent as compared to 95 percent in the Comparable Quarter, as three of our eight premium jackups in the region experienced a combined 152 stacked (non-operating) days during the Current Quarter. In addition, the average dayrate on our North Sea units decreased nearly $10,000, from $60,150 to $50,247. We believe the gradual maturing of the North Sea basin contributed to the decrease in average dayrates in the region. We also believe that improvement in dayrates in this region will be driven by the independent operators, who historically have been more aggressive than major oil and gas companies in developing smaller reserve targets. Market conditions appear to be improving in the North Sea, as two of the three units that had experienced stacked time during the Current Quarter are currently operating. In Brazil, the Noble Roger Eason drillship was in the shipyard for all of the Current Quarter, versus operating the entire Comparable Quarter. We are currently performing regulatory maintenance and upgrades to this unit, which we estimate to be completed during the third quarter of 2004. Upon completion of the shipyard work, the unit will commence a 700-day contract with Petrobras at a dayrate of $96,250, plus performance bonuses. Our deepwater semisubmersible in Brazil, the Noble Paul Wolff, experienced less downtime in the Current Quarter versus the Comparable Quarter, which partially offset the fewer operating days for the Noble Roger Eason.

         Average dayrates and utilization on our six jackups in West Africa were relatively flat between the Current Quarter and Comparable Quarter. Two rigs that were previously stacked began long-term contracts during the Current Quarter, with two remaining stacked. We recently began upgrades and refurbishments to our deepwater semisubmersible Noble Homer Ferrington in preparation for a two-year contract with ExxonMobil in Nigeria. Nigeria traditionally has the largest concentration of drilling rigs in West Africa. Demand in Nigeria began to decline in the latter part of 2002 due to political unrest attributable to elections and strikes. Although this unrest declined towards the end of 2003, demand did not improve as our customers were in the process of obtaining approval for projects from the government-affiliated oil companies. Due to geology which is favorable for offshore exploration and production, we believe the prospects for drilling activity in West Africa are good and that our operations in the region will provide financial returns over time which are comparable to other key international regions. As a result, we have elected to keep our six jackups in this market currently. We believe that the long-term contracts we began in the Current Quarter, combined with the awarding of a long-term contract for the Noble Homer Ferrington semisubmersible, support our favorable outlook for this region.

         OPERATING COSTS AND EXPENSES. International contract drilling services expenses increased $11,292,000 primarily due to the additional operating days in our Middle East and Mexico divisions. The increase was largely attributable to the mobilization of the Noble Bill Jennings and Noble Carl Norberg jackups from the U.S. Gulf of Mexico to Mexico and the Mediterranean Sea, respectively, and the acquisition of the Noble Charlie Yester and Noble Gene House jackup rigs, which are both in our Middle East operating division. We also experienced labor increases in all regions. Depreciation expense in our international contract drilling services segment increased $4,936,000 due to the mobilization of the two jackup rigs from the U.S. Gulf of Mexico and the acquisition of the Noble Charlie Yester and Noble Gene House. See the discussion below under "Other Items" regarding selling, general and administrative expenses.


    DOMESTIC CONTRACT DRILLING SERVICES

         The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended June 30, 2004 and 2003:

                                                                                    OPERATING COSTS
                                                OPERATING REVENUES                   AND EXPENSES
                                           -----------------------------   -----------------------------
                                                  THREE MONTHS ENDED             THREE MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                           -----------------------------   -----------------------------
                                                2004            2003           2004             2003
                                           -------------   -------------   -------------   -------------
                                                                   (In thousands)
Contract drilling services .............   $      58,297   $      60,060   $      30,388   $      32,331
Reimbursables (1) ......................           2,124           3,093           1,894           2,793
Labor contract drilling services .......              --              --              --              --
Engineering, consulting and other ......             414           4,912             100           1,230
Depreciation ...........................             N/A             N/A          11,942          11,684
Selling, general and administrative ....             N/A             N/A           2,269           2,304
                                           -------------   -------------   -------------   -------------
         Total .........................   $      60,835   $      68,065   $      46,593   $      50,342
                                           =============   =============   =============   =============

----------

(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $1,763,000 due to fewer operating days for our jackup rigs following the mobilization of two units to international locations during 2003, lower utilization on the Noble Lorris Bouzigard semisubmersible and a lower average dayrate on our other semisubmersibles. These factors were mostly offset by higher utilization on the Noble Homer Ferrington semisubmersible and our submersibles. The mobilization of the Noble Bill Jennings and Noble Carl Norberg from the U.S. Gulf of Mexico to Mexico and the Mediterranean Sea, respectively, was pursuant to our long-standing business strategy of deploying our assets in important geological regions as described earlier. The lower average dayrate on our semisubmersibles during the Current Quarter was due to certain units operating on the spot-rate market with lower average dayrates than those earned while under long-term contracts, and 17 days of downtime on the Noble Max Smith for repairs while the unit was under contract. However, the Noble Homer Ferrington semisubmersible operated for 89 days in the Current Quarter. This unit was stacked the entire Comparable Quarter. We were recently awarded a two-year contract in Nigeria for the Noble Homer Ferrington and the unit is currently in the shipyard undergoing upgrades and refurbishments in preparation for that contract. Although we are mobilizing this unit out of the U.S. Gulf of Mexico, we believe the demand in the U.S. Gulf of Mexico for semisubmersibles should continue to improve as more quality drilling prospects exist at water depths applicable to these units than for jackups and submersibles. The decrease in engineering, consulting and other revenues of $4,498,000 was primarily related to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003.

         OPERATING COSTS AND EXPENSES. Domestic contract drilling services expenses decreased $1,943,000 due to the mobilization of jackup rigs to Mexico and the Mediterranean Sea during the second half of 2003. The lower engineering, consulting and other expenses of $1,130,000 was due to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003. Depreciation expense increased $258,000 as depreciation due to the activation of the Noble Therald Martin semisubmersible in November 2003 was mostly offset by lower depreciation attributable to the mobilization of two jackup rigs to international locations. See the discussion below under "Other Items" regarding selling, general and administrative expenses.


    ENGINEERING & CONSULTING SERVICES

         The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended June 30, 2004 and 2003:

                                                                                    OPERATING COSTS
                                                 OPERATING REVENUES                  AND EXPENSES
                                           -----------------------------   -----------------------------
                                                THREE MONTHS ENDED               THREE MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                           -----------------------------   -----------------------------
                                                2004            2003           2004             2003
                                           -------------   -------------   -------------   -------------
                                                                           (In thousands)
Contract drilling services .............   $          --   $          --   $          --   $          --
Reimbursables (1) ......................           1,477           3,016           1,432           2,986
Labor contract drilling services .......              --              --              --              --
Engineering, consulting and other ......           2,174           2,632           4,292           5,035
Depreciation ...........................             N/A             N/A             157             140
Selling, general and administrative ....             N/A             N/A             309             309
                                           -------------   -------------   -------------   -------------
         Total .........................   $       3,651   $       5,648   $       6,190   $       8,470
                                           =============   =============   =============   =============

----------

(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $458,000 due to reduced sales of drilling efficiency software in the Current Quarter.

         OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our engineering and consulting services segment decreased $726,000 due primarily to higher research and development costs in the Comparable Quarter for our Noble Technology Services Division.

    OTHER

         The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2004 and 2003:

                                                                                 OPERATING COSTS
                                                OPERATING REVENUES               AND EXPENSES
                                           ---------------------------   ---------------------------
                                               THREE MONTHS ENDED            THREE MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                           ---------------------------   ---------------------------
                                               2004           2003           2004          2003
                                           ------------   ------------   ------------   ------------
                                                                (In thousands)
Contract drilling services .............   $         --   $         --   $         --   $         --
Reimbursables (1) ......................          2,037            321          1,961            264
Labor contract drilling services .......         12,078          7,219          9,460          5,878
Engineering, consulting and other ......          3,022          1,277          2,874          1,304
Depreciation ...........................            N/A            N/A            875            883
Selling, general and administrative ....            N/A            N/A            346            267
                                           ------------   ------------   ------------   ------------
         Total .........................   $     17,137   $      8,817   $     15,516   $      8,596
                                           ============   ============   ============   ============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Revenues from our labor contract drilling services increased $4,859,000 due primarily to the start of a new labor contract in the North Sea for five drilling platforms during the Current Quarter. In addition, contractual provisions covering the Hibernia project in Canada allowed for increases in the labor, maintenance and administrative portions of the dayrate on the project since the Comparable Quarter. Engineering, consulting and other revenues increased $1,745,000 due to increased activity on an engineering services engagement in the North Sea.

         OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our other services increased $5,223,000 due to the additional labor contract for five drilling platforms in the North Sea, higher labor, maintenance and administrative costs related to our Hibernia project in Canada, and the increased activity on an engineering services engagement in the North Sea.


    OTHER ITEMS

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,273,000 due to additional stock-based compensation expense, additional retirement expenses, higher insurance premiums for corporate-related policies, and additional professional fees associated with compliance under the requirements of the Sarbanes-Oxley Act of 2002.

         INTEREST EXPENSE. Interest expense decreased $1,728,000 due to the continued retirement of debt since the beginning of the Comparable Quarter. Since April 1, 2003, we have made repayments of long-term debt totaling $95,080,000, including $11,165,000 in the Current Quarter.

         OTHER, NET. Other, net increased $1,215,000 due primarily to foreign exchange losses in the Comparable Quarter.

         INCOME TAX PROVISION. Income tax provision increased $191,000 due to a higher effective tax rate in the Current Quarter, mostly offset by lower pretax earnings. The effective tax rate was 14 percent in the Current Quarter compared to 11 percent in the Comparable Quarter. The higher effective tax rate in the Current Quarter was a result of additional earnings from rigs owned by U.S. subsidiaries which were operating in Mexico, India and the Mediterranean Sea.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     GENERAL

         Net income for the six months ended June 30, 2004 (the "Current Period") was $62,641,000, or $0.47 per diluted share, on operating revenues of $498,442,000, compared to net income for the six months ended June 30, 2003 (the "Comparable Period") of $83,159,000, or $0.63 per diluted share, on operating revenues of $492,928,000.

         The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 8 of our accompanying consolidated financial statements) for the periods indicated:


                                                    INTERNATIONAL     DOMESTIC
                                                       CONTRACT       CONTRACT      ENGINEERING
                                                       DRILLING       DRILLING     & CONSULTING
                                                       SERVICES       SERVICES       SERVICES        OTHER          TOTAL
                                                    -------------   ------------   -------------  ------------   ------------
                                                                                (In thousands)
SIX MONTHS ENDED JUNE 30, 2004

Operating Revenues:
     Contract drilling services .................... $   321,345    $    122,905   $         --   $         --   $    444,250
     Reimbursables .................................       7,886           5,074          2,018          4,626         19,604
     Labor contract drilling services ..............          --              --             --         20,469         20,469
     Engineering, consulting and other .............         189           1,056          7,679          5,195         14,119
                                                     -----------    ------------   ------------   ------------   ------------
                                                     $   329,420    $    129,035   $      9,697   $     30,290   $    498,442
                                                     ===========    ============   ============   ============   ============

Operating Costs and Expenses:
     Contract drilling services....................  $   203,696    $     62,549   $         --   $         --   $    266,245
     Reimbursables ................................        5,938           4,777          1,986          4,458         17,159
     Labor contract drilling services .............           --              --             --         16,286         16,286
     Engineering, consulting and other ............       (1,342)            343         10,399          5,481         14,881
     Depreciation .................................       56,108          23,978            328          1,745         82,159
     Selling, general and administrative ..........       10,409           4,314            619            967         16,309
                                                     -----------    ------------   ------------   ------------   ------------
                                                     $   274,809    $     95,961   $     13,332   $     28,937   $    413,039
                                                     ===========    ============   ============   ============   ============

                                                      INTERNATIONAL      DOMESTIC
                                                         CONTRACT        CONTRACT      ENGINEERING
                                                         DRILLING        DRILLING     & CONSULTING
                                                         SERVICES        SERVICES       SERVICES        OTHER          TOTAL
                                                      -------------    ------------   ------------   ------------   ------------
                                                                                (In thousands)
SIX MONTHS ENDED JUNE 30, 2003

Operating Revenues:
     Contract drilling services ....................   $    320,433    $    116,521   $         --   $         --   $    436,954
     Reimbursables .................................          8,955           4,992         11,223          2,139         27,309
     Labor contract drilling services ..............             --              --             --         13,915         13,915
     Engineering, consulting and other .............            620           6,957          5,032          2,141         14,750
                                                       ------------    ------------   ------------   ------------   ------------
                                                       $    330,008    $    128,470   $     16,255   $     18,195   $    492,928
                                                       ============    ============   ============   ============   ============

Operating Costs and Expenses:
     Contract drilling services.....................   $    183,250    $     63,688   $         --   $         --   $    246,938
     Reimbursables .................................          7,176           4,584         10,973          2,037         24,770
     Labor contract drilling services ..............             --              --             --         11,601         11,601
     Engineering, consulting and other .............           (232)          1,787          9,403          1,941         12,899
     Depreciation ..................................         44,823          23,069            279          1,724         69,895
     Selling, general and administrative ...........          7,952           4,365            618            502         13,437
                                                       ------------    ------------   ------------   ------------   ------------
                                                       $    242,969    $     97,493   $     21,273   $     17,805   $    379,540
                                                       ============    ============   ============   ============   ============


    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2004 and 2003:

                                       AVERAGE RIG
                                      UTILIZATION (1)             OPERATING DAYS (2)            AVERAGE DAYRATE
                                 -------------------------    ------------------------   ----------------------------
                                      SIX MONTHS ENDED            SIX MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30,                    JUNE 30,                     JUNE 30,
                                 -------------------------    ------------------------   ----------------------------
                                     2004         2003           2004           2003          2004           2003
                                 ----------    -----------    -----------   ----------   --------------  ------------
International (3):
  Jackups........................      83%              87%         5,255        4,793   $       50,124  $     51,923
  Semisubmersibles - >6,000'(4)..     100%             100%           182          181   $      137,005  $    139,921
  Semisubmersibles - <6,000'(5)..     100%              90%           182          163   $       42,057  $     42,012
  Drillships.....................      67%             100%           364          543   $       69,659  $     72,545
                                                              -----------   ----------
  Total International............      82%              88%         5,983        5,680   $       53,710  $     56,414
                                                              ===========   ==========


Domestic (6):
  Jackups........................      95%              87%           344          704   $       43,516  $     28,178
  Semisubmersibles - >6,000'(4)..      99%              78%           908          707   $      103,477  $    125,187
  Semisubmersibles - <6,000'(5)..      16%              70%            58           86   $       38,348  $     47,105
  Submersibles...................      88%              60%           482          218   $       24,386  $     18,927
                                                              -----------   ----------
  Total Domestic.................      82%              78%         1,792        1,715   $       68,585  $     67,942
                                                              ===========   ==========

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

     INTERNATIONAL CONTRACT DRILLING SERVICES

         The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the six months ended June 30, 2004 and 2003:

                                                                                 OPERATING COSTS
                                                OPERATING REVENUES                AND EXPENSES
                                           ---------------------------   ----------------------------
                                                SIX MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                           ---------------------------   ----------------------------
                                               2004            2003          2004             2003
                                           ------------   ------------   ------------    ------------
                                                                (In thousands)
Contract drilling services .............   $    321,345   $    320,433   $    203,696    $    183,250
Reimbursables (1) ......................          7,886          8,955          5,938           7,176
Labor contract drilling services .......             --             --             --              --
Engineering, consulting and other ......            189            620         (1,342)           (232)
Depreciation ...........................            N/A            N/A         56,108          44,823
Selling, general and administrative ....            N/A            N/A         10,409           7,952
                                           ------------   ------------   ------------    ------------
         Total .........................   $    329,420   $    330,008   $    274,809    $    242,969
                                           ============   ============   ============    ============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. International contract drilling services revenues increased $912,000 as additional operating days in our Middle East and Mexico divisions were mostly offset by weaker market conditions in the North Sea and West Africa, and a shipyard project on the Noble Roger Eason drillship in Brazil. We had 565 additional operating days in our Middle East division due primarily to the acquisition of the Noble Gene House and Noble Charlie Yester premium jackups in July 2003 and September 2003, respectively, and the mobilization of the Noble Carl Norberg premium jackup to the Mediterranean Sea from the U.S. Gulf of Mexico in December 2003. In Mexico, we experienced an additional 351 operating days due to the mobilization of three premium jackups from the U.S. Gulf of Mexico since the beginning of the Comparable Period for long-term contracts with Pemex. The weaker market conditions in the North Sea resulted in lower utilization and average dayrates in the Current Period for this region. Utilization in the North Sea in the Current Period decreased to 88 percent from 96 percent in the Comparable Period, while our average dayrate decreased 14 percent to $50,019. Although our average dayrate in West Africa decreased only 3 percent, utilization was only 45 percent in the Current Period as compared to 66 percent in the Comparable Period.

         OPERATING COSTS AND EXPENSES. International contract drilling services expenses increased $20,446,000 due to the additional operating days in our Middle East and Mexico divisions following the acquisition of two premium jackups and the mobilization of a combined four premium jackups out of the U.S. Gulf of Mexico into these regions since the beginning of the Comparable Period. In addition, we performed maintenance projects on our three drillships in Brazil, including the Noble Roger Eason project that is currently ongoing, and we experienced higher labor costs in all of our international regions. Engineering, consulting and other expenses in our international contract drilling services segment decreased $1,110,000 due to lower minority interest related to our Noble Muravlenko drillship. The Noble Muravlenko, in which we own an 82 percent interest, incurred additional downtime in the Current Period, resulting in reduced minority interest. Depreciation expense increased $11,285,000 due to the mobilization of four rigs to international locations during 2003 and the acquisition of the Noble Gene House and Noble Charlie Yester during 2003. See the discussion below under "Other items" regarding selling, general and administrative expenses.

    DOMESTIC CONTRACT DRILLING SERVICES

         The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the six months ended June 30, 2004 and 2003:

                                                                               OPERATING COSTS
                                                OPERATING REVENUES              AND EXPENSES
                                           ---------------------------   ---------------------------
                                                 SIX MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                           ---------------------------   ---------------------------
                                               2004           2003           2004           2003
                                           ------------   ------------   ------------   ------------
                                                                  (In thousands)
Contract drilling services .............   $    122,905   $    116,521   $     62,549   $     63,688
Reimbursables (1) ......................          5,074          4,992          4,777          4,584
Labor contract drilling services .......             --             --             --             --
Engineering, consulting and other ......          1,056          6,957            343          1,787
Depreciation ...........................            N/A            N/A         23,978         23,069
Selling, general and administrative ....            N/A            N/A          4,314          4,365
                                           ------------   ------------   ------------   ------------
         Total .........................   $    129,035   $    128,470   $     95,961   $     97,493
                                           ============   ============   ============   ============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Domestic contract drilling services revenues increased $6,384,000 due to higher utilization and average dayrates on our submersibles, a higher average dayrate on our jackups and increased utilization on our Noble Homer Ferrington semisubmersible. These items were partially offset by a lower average dayrate on our other semisubmersibles and the mobilization of four premium jackups out of the U.S. Gulf of Mexico to international locations since the beginning of the Comparable Period. Market conditions for jackups and submersibles in the U.S. Gulf of Mexico began to improve during the Current Period as the supply of such rigs has come closer into balance with demand following the industry's mobilization of jackup rigs out of this region for international opportunities. Utilization of our submersibles increased to 88 percent from 60 percent in the Comparable Period, while the average dayrate on these units increased 29 percent to $24,386. Likewise, the average dayrate on our jackup rigs increased 54 percent, although we experienced 360 fewer operating days due to the mobilization of the three premium jackups to Mexico for long-term contracts with Pemex and the mobilization of another premium jackup to the Mediterranean Sea during 2003. The Noble Homer Ferrington operated for 180 days in the Current Period, compared to 57 days in the Comparable Period. However, the average dayrate on the units with water depth ratings of 6,000 feet or greater decreased 17 percent due to certain units operating on the spot-rate market with lower average dayrates than those earned while under long-term contracts, and additional downtime in the Current Period. The decrease in engineering, consulting and other revenues of $5,901,000 was attributable to the sale of our interest in certain deepwater oil and gas properties during the fourth quarter of 2003.

         OPERATING COSTS AND EXPENSES. Domestic contract drilling services expenses decreased $1,139,000 due to the mobilization of four jackup rigs from the U.S. Gulf of Mexico to international regions, partially offset by increased costs attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles, which were placed into service in March 2003 and November 2003, respectively. The lower engineering, consulting and other expenses of $1,444,000 was due to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003. Depreciation expense increased $909,000 as depreciation attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles more than offset the reduced depreciation related to the mobilization of four premium jackups out of the U.S. Gulf of Mexico. See the discussion below under "Other items" regarding selling, general and administrative expenses.

    ENGINEERING & CONSULTING SERVICES

         The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the six months ended June 30, 2004 and 2003:

                                                                                 OPERATING COSTS
                                                 OPERATING REVENUES               AND EXPENSES
                                           ---------------------------   ---------------------------
                                                SIX MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                           ---------------------------   ---------------------------
                                                2004         2003            2004           2003
                                           ------------   ------------   ------------   ------------
                                                                           (In thousands)
Contract drilling services .............   $         --   $         --   $         --   $         --
Reimbursables (1) ......................          2,018         11,223          1,986         10,973
Labor contract drilling services .......             --             --             --             --
Engineering, consulting and other ......          7,679          5,032         10,399          9,403
Depreciation ...........................            N/A            N/A            328            279
Selling, general and administrative ....            N/A            N/A            619            618
                                           ------------   ------------   ------------   ------------
         Total .........................   $      9,697   $     16,255   $     13,332   $     21,273
                                           ============   ============   ============   ============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Excluding reimbursables, operating revenues for our engineering and consulting services segment increased $2,647,000 due to a license sale for our OptiDrill(TM) drilling efficiency technology in the Current Period, partially offset by reduced sales of other drilling efficiency software.

         OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our engineering and consulting services segment increased $1,046,000 due to the testing and development of our Well Director(TM) automatic rotary steerable drilling system, partially offset by higher research and development costs in the Comparable Period for our Noble Technology Services Division.

    OTHER

         The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2004 and 2003:

                                                                                OPERATING COSTS
                                                OPERATING REVENUES               AND EXPENSES
                                           ---------------------------   ---------------------------
                                                 SIX MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                           ---------------------------   ---------------------------
                                                2004          2003           2004           2003
                                           ------------   ------------   ------------   ------------
                                                                           (In thousands)
Contract drilling services .............   $         --   $         --   $         --   $         --
Reimbursables (1) ......................          4,626          2,139          4,458          2,037
Labor contract drilling services .......         20,469         13,915         16,286         11,601
Engineering, consulting and other ......          5,195          2,141          5,481          1,941
Depreciation ...........................            N/A            N/A          1,745          1,724
Selling, general and administrative ....            N/A            N/A            967            502
                                           ------------   ------------   ------------   ------------
         Total .........................   $     30,290   $     18,195   $     28,937   $     17,805
                                           ============   ============   ============   ============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

         OPERATING REVENUES. Revenues from our labor contract drilling services increased $6,554,000 due to the start of a new labor contract in the North Sea for five drilling platforms during the Current Period. Foreign exchange fluctuations related to our operations in Canada on the Hibernia project also resulted in higher revenues. We are paid for this work in Canadian dollars, and the Canadian dollar was stronger in the Current Period than in the Comparable Period. In addition, contractual provisions covering the Hibernia project allowed for increases in the labor, maintenance and administrative portions of the dayrate on the project during the Current Period. Engineering, consulting and other revenues increased $3,054,000 due to increased activity on an engineering services engagement in the North Sea.

         OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our other services increased $8,711,000 due to the additional labor contract for five drilling platforms in the North Sea, the stronger Canadian dollar, higher labor, maintenance and administrative costs related to our Hibernia project in Canada, and the increased activity on an engineering services engagement in the North Sea.


    OTHER ITEMS

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,872,000 due to additional professional fees associated with compliance under the requirements of the Sarbanes-Oxley Act of 2002, additional stock-based compensation expense, additional retirement expenses and higher insurance premiums for corporate-related policies.

         INTEREST EXPENSE. Interest expense decreased $3,155,000 due to the continued retirement of debt since the beginning of the Comparable Period. Since January 1, 2003, we have made repayments of long-term debt totaling $110,628,000, including $30,048,000 in the Current Period.

         OTHER, NET. Other, net increased $3,631,000 due to additional equity in income from our 50 percent equity interest in Noble Crosco Drilling Ltd., a joint venture which owns the Panon jackup rig, and additional foreign exchange losses in the Comparable Period. The Panon was in the shipyard for two months during the Comparable Period, whereas the rig operated the entire Current Period.

         INCOME TAX PROVISION. Income tax provision decreased $681,000 due to lower pretax earnings, partially offset by a higher effective tax rate in the Current Period. The effective tax rate was 13 percent in the Current Period compared to 11 percent in the Comparable Period. The higher effective tax rate in the Current Period was a result of additional earnings from rigs owned by U.S. subsidiaries which were operating in Mexico, India and the Mediterranean Sea.


LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         Our principal capital resource in the Current Period was net cash provided by operating activities of $126,795,000, which compared to $117,288,000 in the Comparable Period. Although net income in the Current Period was $20,518,000 less than the Comparable Period, $15,952,000 of the decrease was attributable to increased depreciation and the amortization of deferred repairs and maintenance expenditures. In addition, our change in working capital was $17,629,000 higher in the Current Period than the Comparable Period.

         At June 30, 2004, we had cash and cash equivalents of $116,395,000, $93,256,000 of marketable debt securities and $57,233,000 of funds available under our bank credit facility. We had working capital, including cash, of $218,207,000 and $177,936,000 at June 30, 2004 and December 31, 2003,
respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 20 percent at June 30, 2004 from 21 percent at December 31, 2003 and 24 percent at June 30, 2003.

         We repurchased 1,087,000 of our ordinary shares during the Current Quarter and Current Period at a total cost of $39,714,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. Share repurchases are effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of August 2, 2004, 9,162,000 shares remained available under this authorization. Proceeds from the exercise of stock options by employees of the Company were $24,186,000 in the Current Period, as compared to $3,100,000 in the Comparable Period. The sales price of our ordinary shares reached a high of $42.91 in the Current Period, as compared to a high of $38.40 in the Comparable Period.


    CAPITAL EXPENDITURES

         Capital expenditures totaled $64,579,000 and $74,954,000 for the Current Quarter and Comparable Quarter, respectively, and $78,450,000 and $150,975,000 for the Current Period and Comparable Period, respectively. Included in capital expenditures for the Current Quarter and Current Period was $29,500,000 for the acquisition of the Okhi (renamed the Noble Mark Burns), a 300 feet Levingston 111-S designed independent leg jackup unit that is currently equipped to operate in 230 feet of water. Expenditures in the Comparable Period included capital upgrade costs for the Noble Clyde Boudreaux, Noble Lorris Bouzigard and Noble Therald Martin of $24,333,000, $14,833,000 and $52,960,000, respectively. Deferred repair and maintenance expenditures totaled $13,290,000 and $8,205,000 for the Current Quarter and Comparable Quarter, respectively, and $22,691,000 and $14,431,000 for the Current Period and Comparable Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the period July 1 through December 31, 2004 will aggregate approximately $140,000,000 and $30,000,000, respectively, including $62,000,000 for the exercise of options to purchase two additional jackup drilling rigs, and $10,000,000 for a portion of the related capital upgrades of those two units. We exercised the first of these two options in July 2004, acquiring the Maersk Viking (renamed the Noble Cees van Diemen) premium jackup rig for an exercise price of $32,900,000. Together with the option fee of $15,000,000 we paid in June 2003, the aggregate purchase price for the rig was therefore $47,900,000. The estimate of capital expenditures and deferred repair and maintenance expenditures for the period July 1 through December 31, 2004 also includes approximately $20,000,000 for the Noble Homer Ferrington semisubmersible related to the unit's upgrade and refurbishment in preparation for a two-year contract in Nigeria. We expect this project to be completed during the fourth quarter of 2004.

         In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of June 30, 2004, we had approximately $35,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2004 capital expenditure and deferred repair and maintenance amounts above.

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

    CREDIT FACILITIES AND LONG-TERM DEBT

         Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble Corporation ("Noble"), has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. As of June 30, 2004, we had outstanding borrowings and outstanding letters of credit of $125,000,000 and $17,767,000, respectively, under the Credit Agreement, with $57,233,000 remaining available thereunder. Additionally, as of June 30, 2004, we had other letters of credit and third-party corporate guarantees totaling $32,326,000 and $40,382,000 of performance and customs bonds supported by surety bonds.

         At June 30, 2004, total long-term debt was $559,528,000, including current maturities of $26,991,000, compared to total long-term debt of $589,573,000, including current maturities of $47,666,000, at December 31, 2003. At June 30, 2003, total long-term debt was $638,790,000, including current maturities of $71,371,000.

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

         In December 2003, the FASB issued SFAS 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 ("SFAS 132 (revised 2003)"). SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 (revised 2003) does not change the measurement or recognition of those plans required by SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are effective for fiscal periods ending after December 15, 2003, with a delayed effective date until fiscal years ending after June 15, 2004 for certain disclosures regarding foreign plans. Beginning in the first interim period commencing after December 15, 2003, SFAS 132 (revised 2003) requires companies to disclose in their interim financial reports net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits and updated information on expected contributions. See Note 9 to our accompanying consolidated financial statements for the disclosures required by SFAS 132 (revised 2003).


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

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread above LIBOR. At June 30, 2004, there was $125,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,250,000 change in interest expense on an annual basis.

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

         Our North Sea operations have a significant amount of its cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies over the remainder of 2004, we entered into forward contracts in March and April of this year to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These contracts represent approximately 50 percent of our forecasted Euro and British Pound requirements for the remainder of this year. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the three and six months ended June 30, 2004, we reversed a net unrealized gain of $9,000 upon the settlement of forward contracts. We recognized a net unrealized gain on outstanding contracts during the three and six months ended June 30, 2004 of $210,000 and $233,000, respectively. The cumulative net unrealized gain on these forward contracts of $233,000 is included in "Accumulated other comprehensive income" in our Consolidated Balance Sheet at June 30, 2004. We did not recognize a gain or loss in our Consolidated Statements of Income for the three and six months ended June 30, 2004 related to these forward contracts.


ITEM 4. CONTROLS AND PROCEDURES

         Noble's Chairman and Chief Executive Officer, James C. Day, and Noble's Senior Vice President and Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company's disclosure controls and procedures are functioning effectively. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

          There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


                    ISSUER PURCHASES OF EQUITY SECURITIES (1)

                                                                                TOTAL NUMBER OF        MAXIMUM NUMBER OF
                                                                               SHARES PURCHASED AS      SHARES THAT MAY
                                     TOTAL NUMBER OF                            PART OF PUBLICLY        YET BE PURCHASED
                                         SHARES         AVERAGE PRICE           ANNOUNCED PLANS        UNDER THE PLANS OR
         PERIOD                        PURCHASED        PAID PER SHARE            OR PROGRAMS                PROGRAMS
         ------                      ---------------    --------------         -------------------     -----------------
April 1 - April 30, 2004                     462,000    $        37.42                     462,000             9,787,000
May 1 - May 31, 2004                         625,000    $        35.88                     625,000             9,162,000
June 1 - June 30, 2004                            --    $           --                          --             9,162,000


(1) All share repurchases were made in the open market and were effected pursuant to the share repurchase program which our Board of Directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares, and has no date of expiration.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  We furnished a Form 8-K on April 5, 2004, which included our Fleet Status Update as of April 5, 2004 as Exhibit 99.1.

                  We furnished a Form 8-K on April 15, 2004, which included our press release dated April 15, 2004 as Exhibit 99.1, announcing financial results for the quarter ended March 31, 2004.

                  We furnished a Form 8-K/A on April 16, 2004, which amended the Form 8-K we furnished on April 15, 2004.

                  We furnished a Form 8-K on May 20, 2004, which included our Fleet Status Update as of May 20, 2004 as Exhibit 99.1.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NOBLE CORPORATION



DATE:  August 9, 2004               By: /s/ Mark A. Jackson
                                       ----------------------------------------
                                       Mark A. Jackson,
                                       Senior Vice President,
                                       Chief Financial Officer, Treasurer,
                                       Controller and Assistant Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                                      EXHIBIT
         ------                                      -------
         10.1              Noble Corporation Short Term Incentive Plan (revised
                           July 2004).

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