Form 10-Q
period 2004-09-30
NOBLE CORP
filed 2004-11-09
CIK 1169055

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2004

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

      Number of Ordinary Shares outstanding as of November 3, 2004: 135,364,782 (Includes 1,639,156 shares held in a Rabbi Trust)

=============================================================================

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NOBLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 2004             2003
                                                                             -------------    ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..............................................    $    94,492     $   139,467
  Investment in marketable securities ....................................         95,752          98,376
  Accounts receivable ....................................................        180,880         149,235
  Inventories ............................................................          4,141           4,086
  Prepaid expenses .......................................................         15,909          11,809
  Other current assets ...................................................         18,446          18,986
                                                                              -----------     -----------
Total current assets .....................................................        409,620         421,959
                                                                              -----------     -----------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ......................................      3,635,413       3,454,163
  Other ..................................................................         62,395          64,591
                                                                              -----------     -----------
                                                                                3,697,808       3,518,754
  Accumulated depreciation ...............................................     (1,017,061)       (892,888)
                                                                              -----------     -----------
                                                                                2,680,747       2,625,866
                                                                              -----------     -----------
INVESTMENT IN AND ADVANCES TO JOINT VENTURE ..............................         18,942          19,868
OTHER ASSETS .............................................................        125,398         121,940
                                                                              -----------     -----------
                                                                              $ 3,234,707     $ 3,189,633
                                                                              ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...................................    $    17,751     $    47,666
  Accounts payable .......................................................         81,375          87,178
  Accrued payroll and related costs ......................................         52,288          48,511
  Taxes payable ..........................................................         27,448          31,734
  Interest payable .......................................................          2,665           9,384
  Other current liabilities ..............................................         27,750          19,550
                                                                              -----------     -----------
Total current liabilities ................................................        209,277         244,023

LONG-TERM DEBT ...........................................................        505,431         541,907
DEFERRED INCOME TAXES ....................................................        207,046         213,357
OTHER LIABILITIES ........................................................         18,990          18,201
COMMITMENTS AND CONTINGENCIES ............................................              -               -
MINORITY INTEREST ........................................................         (8,328)         (6,280)
                                                                              -----------     -----------
                                                                                  932,416       1,011,208
                                                                              -----------     -----------
SHAREHOLDERS' EQUITY
  Ordinary Shares-par value $0.10 per share ..............................         13,506          13,389
  Capital in excess of par value .........................................        944,872         915,240
  Retained earnings ......................................................      1,400,100       1,306,888
  Treasury stock, at cost ................................................        (47,431)        (49,121)
  Restricted stock (unearned compensation) ...............................        (12,667)         (7,981)
  Accumulated other comprehensive income .................................          3,911              10
                                                                              -----------     -----------
                                                                                2,302,291       2,178,425
                                                                              -----------     -----------
                                                                              $ 3,234,707     $ 3,189,633
                                                                              ===========     ===========

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                           2004             2003
                                                         ---------        ---------
OPERATING REVENUES
  Contract drilling services .....................       $232,057         $235,271
  Reimbursables ..................................         12,161            7,189
  Labor contract drilling services ...............         15,146            6,842
  Engineering, consulting and other ..............          6,274            5,344
                                                         --------         --------
                                                          265,638          254,646
                                                         --------         --------
OPERATING COSTS AND EXPENSES
  Contract drilling services .....................        143,901          124,690
  Reimbursables ..................................         10,504            6,055
  Labor contract drilling services ...............         12,470            5,350
  Engineering, consulting and other ..............          4,875            7,154
  Depreciation ...................................         42,042           37,759
  Selling, general and administrative.............          7,831            6,481
                                                         --------         --------
                                                          221,623          187,489
                                                         --------         --------
OPERATING INCOME .................................         44,015           67,157

OTHER INCOME (EXPENSE)
  Interest expense ...............................         (8,382)         (10,022)
  Other, net .....................................          1,199            2,367
                                                         --------         --------
INCOME BEFORE INCOME TAXES .......................         36,832           59,502
INCOME TAX PROVISION .............................         (6,261)          (6,545)
                                                         --------         --------
NET INCOME .......................................       $ 30,571         $ 52,957
                                                         ========         ========
NET INCOME PER SHARE:
  Basic ..........................................       $   0.23         $   0.40
  Diluted ........................................       $   0.23         $   0.40

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                        2004               2003
                                                     ---------          ---------
OPERATING REVENUES
  Contract drilling services .....................   $676,307           $672,225
  Reimbursables ..................................     31,765             34,498
  Labor contract drilling services ...............     35,615             20,757
  Engineering, consulting and other ..............     20,393             20,094
                                                     --------           --------
                                                      764,080            747,574
                                                     --------           --------
OPERATING COSTS AND EXPENSES
  Contract drilling services .....................    410,146            371,628
  Reimbursables ..................................     27,663             30,825
  Labor contract drilling services ...............     28,756             16,951
  Engineering, consulting and other ..............     19,756             20,053
  Depreciation ...................................    124,201            107,654
  Selling, general and administrative.............     24,140             19,918
                                                     --------           --------
                                                      634,662            567,029
                                                     --------           --------
OPERATING INCOME .................................    129,418            180,545

OTHER INCOME (EXPENSE)
  Interest expense ...............................    (26,070)           (30,865)
  Other, net .....................................      5,722              3,259
                                                     --------           --------
INCOME BEFORE INCOME TAXES .......................    109,070            152,939
INCOME TAX PROVISION .............................    (15,858)           (16,823)
                                                     --------           --------

NET INCOME .......................................   $ 93,212           $136,116
                                                     ========           ========

NET INCOME PER SHARE:
  Basic ..........................................   $   0.70           $   1.03
  Diluted ........................................   $   0.70           $   1.02

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                           2004            2003
                                                                         ---------        -------
NET INCOME ......................................................        $ 30,571         $52,957
                                                                         --------         -------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments ....................            (258)           (826)
    Unrealized holding gains arising during period ..............             362             180
    Unrealized gain on foreign currency forward contracts........              31               -
                                                                         --------         -------
    Other comprehensive income (loss) ...........................             135            (646)
                                                                         --------         -------
COMPREHENSIVE INCOME ............................................        $ 30,706         $52,311
                                                                         ========         =======

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                            2004            2003
                                                                         ---------        --------
NET INCOME.......................................................        $  93,212        $136,116
                                                                          --------         -------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments.....................            3,802            (675)
    Unrealized holding losses arising during period..............             (165)              -
    Unrealized gain on foreign currency forward contracts........              264               -
                                                                         ---------        --------

    Other comprehensive income (loss)............................            3,901            (675)
                                                                         ---------        --------

COMPREHENSIVE INCOME.............................................        $  97,113        $135,441
                                                                         =========        ========

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                       NOBLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                        2004             2003
                                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income .....................................................................    $ 93,212         $136,116
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, and amortization of deferred repair and maintenance .........     154,333          131,630
       Deferred income tax provision .............................................       1,728            7,669
       Loss on sales of marketable securities ....................................         131              343
       Equity in income of joint venture .........................................      (2,821)          (1,336)
       Distributions received from joint venture .................................       1,452                -
       Compensation expense from stock-based plans ...............................       4,257            3,480
       Gain on sales of property and equipment ...................................           -             (519)
       Other .....................................................................       2,224              373
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ....................................................     (31,645)         (13,450)
          Other current assets ...................................................      (5,483)          (5,655)
          Accounts payable .......................................................      (5,805)         (18,509)
          Other current liabilities ..............................................       1,073          (14,018)
                                                                                      --------         --------
               Net cash provided by operating activities .........................     212,656          226,124
                                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and related capital upgrades ......................................     (69,473)        (191,011)
  Other capital expenditures .....................................................     (95,601)         (45,175)
  Deferred repair and maintenance expenditures ...................................     (46,538)         (21,144)
  Repayments from joint venture ..................................................       2,295            1,494
  Proceeds from sales of property and equipment ..................................       1,616              500
  Investment in marketable securities ............................................     (90,319)         (69,413)
  Proceeds from sales and maturities of marketable securities ....................      94,156           69,990
                                                                                      --------         --------
              Net cash used for investing activities .............................    (203,864)        (254,759)
                                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ......................................................     (66,397)         (47,418)
  Proceeds from issuance of ordinary shares ......................................      52,344            6,303
  Repurchase of ordinary shares ..................................................     (39,714)               -
  Decrease in restricted cash ....................................................           -            1,477
                                                                                      --------         --------
              Net cash used for financing activities .............................     (53,767)         (39,638)
                                                                                      --------         --------
NET DECREASE  IN CASH AND CASH EQUIVALENTS .......................................     (44,975)         (68,273)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................     139,467          192,509
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................    $ 94,492         $124,236
                                                                                      ========         ========

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

NOTE 2 - ACQUISITIONS

      On October 28, 2004, we exercised our option to purchase the Maersk Valiant (renamed the Noble David Tinsley), a MODEC 300C, independent leg, cantilever jackup rig, for an exercise price of $28,400,000. In June 2003, we paid an option fee of $13,200,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $41,600,000. The unit has a 550-day contract in Qatar which is scheduled to commence in February 2005 after a refurbishment and upgrade program.

      On July 16, 2004, we exercised our option to purchase the Maersk Viking (renamed the Noble Cees van Diemen), a MODEC 300C, independent leg, cantilever jackup rig, for an exercise price of $32,900,000. In June 2003, we paid an option fee of $15,000,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47,900,000. After undergoing a refurbishment and upgrade program, the unit commenced an 880-day contract in Qatar in mid-September 2004.

      On June 25, 2004, we purchased the Okhi (renamed the Noble Mark Burns), a Levingston 111-S designed independent leg jackup rig, for $29,500,000 in cash. The unit is currently in the Dalian New Shipyard in Dalian, China, where we are performing refurbishments and upgrades. We plan to mobilize the unit to the Middle East during the fourth quarter of 2004, where additional upgrade work will include leg extension to 300 feet water depth capability, a 60 foot cantilever, and quarters expansion for 160 personnel.

NOTE 3 - STOCK-BASED COMPENSATION PLANS

      We have several stock-based compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. No compensation expense was recognized in the three and nine month periods ended September 30, 2004 and 2003 related to stock option awards.

                                                                       FORM 10-Q

      The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                         -------------------------     -----------------------
                                                                            2004           2003           2004          2003
                                                                         -----------    ----------     ---------     ----------
Net income - as reported.............................................    $   30,571     $  52,957      $ 93,212      $ 136,116
Compensation expense, net of tax - as reported.......................         1,061           746         2,767          2,262
Compensation expense, net of tax - pro forma.........................        (2,792)       (5,281)       (9,917)       (16,096)
                                                                         ----------     ---------      --------      ---------
Net income - pro forma...............................................    $   28,840     $  48,422      $ 86,062      $ 122,282
                                                                         ==========     =========      ========      =========
Net income per share:
Basic - as reported.................................................     $     0.23     $    0.40      $   0.70      $    1.03
Basic - pro forma...................................................     $     0.22     $    0.37      $   0.65      $    0.93

Diluted - as reported...............................................     $     0.23     $    0.40      $   0.70      $    1.02
Diluted - pro forma.................................................     $     0.22     $    0.36      $   0.64      $    0.92

NOTE 4 - NET INCOME PER SHARE

      The following table reconciles the basic and diluted net income per share ("EPS") computations for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

                                                                            NET        BASIC      BASIC      DILUTED    DILUTED
                                                                          INCOME      SHARES       EPS       SHARES       EPS
                                                                         ---------    -------    --------    -------    -------
THREE MONTHS ENDED:
SEPTEMBER 30, 2004...................................................    $  30,571    132,519    $   0.23    133,810    $ 0.23
SEPTEMBER 30, 2003...................................................    $  52,957    132,009    $   0.40    133,023    $ 0.40

                                                                            NET        BASIC       BASIC     DILUTED    DILUTED
                                                                          INCOME      SHARES        EPS      SHARES       EPS
                                                                         ---------    -------    --------    -------    -------
NINE MONTHS ENDED:
SEPTEMBER 30, 2004...................................................    $  93,212    132,562    $   0.70    133,717    $  0.70
SEPTEMBER 30, 2003...................................................    $ 136,116    131,891    $   1.03    132,962    $  1.02

      Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,291,000 shares and 1,014,000 shares for the three month periods ended September 30, 2004 and 2003, respectively, and 1,155,000 and 1,071,000 shares for the nine months ended September 30, 2004 and 2003, respectively. The computation of diluted net income per share for the three and nine month periods ended September 30, 2004 and 2003 did not include options to purchase 1,721,000 and 1,818,000 ordinary shares, respectively, because the options' exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above are shares held in a Rabbi Trust, which will be used for future funding of the Company's benefit plans. The number of shares in the Rabbi Trust was 1,639,000 and 1,710,000 at September 30, 2004 and 2003, respectively. Shares in the Rabbi Trust are included in the 135,364,782 ordinary shares legally outstanding as of November 3, 2004, and are accounted for as Treasury Stock in our Consolidated Balance Sheets.

      We repurchased 1,087,000 of our ordinary shares during the nine month period ended September 30, 2004 at a total cost of $39,714,000, with none repurchased during the three month period ended September 30, 2004. Ordinary shares that were repurchased were automatically cancelled and retired pursuant to Cayman Islands law. These repurchases were recorded as a decrease of $109,000 and $39,605,000 to the balances of our ordinary shares and capital in excess of par value, respectively, on our Consolidated Balance Sheet.

                                                                       FORM 10-Q

NOTE 5 - MARKETABLE SECURITIES

      As of September 30, 2004, we owned marketable equity securities with a fair market value of $11,252,000, of which $10,855,000 was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2004 at their fair value. The remaining investment in marketable equity securities, with a fair market value of $397,000 at September 30, 2004, is classified as available for sale and is included in "Other assets" in the Consolidated Balance Sheets at its fair market value. As of September 30, 2004, we also owned marketable debt securities with a fair market value of $84,897,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2004 at their fair market value.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

      In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 94 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in preliminary stages and we have not confirmed the number of plaintiffs, if any, that were employed by our subsidiary or otherwise associated with our drilling operations during the relevant period. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

      Noble Asset Company Limited ("NACL"), an indirect, wholly-owned subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,300,000 and a customs bond in the amount of $21,340,000, both of which remain in place. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig's previous owner. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

      We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

      In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of September 30, 2004, we had approximately $30,000,000 of outstanding purchase commitments related to these projects.

NOTE 7 - PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

      Noble and Noble Holding (U.S.) Corporation ("Noble Holding"), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation ("Noble Drilling"). These debt securities include Noble Drilling's 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at September 30, 2004 were $149,953,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble's and Noble Holding's guarantees of these securities are full and unconditional.

      The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the U.S. Securities and Exchange Commission. These consolidating financial statements present Noble's and Noble Holding's investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                  NOBLE
                                                                  HOLDING       NOBLE
                                                    NOBLE       (SUBSIDIARY    DRILLING       OTHER      CONSOLIDATING
                                                 (GUARANTOR)     GUARANTOR)    (ISSUER)    SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                 ------------  ------------  ------------  ------------  -------------  ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................  $    37,772   $         -   $         -   $    56,720    $         -   $    94,492
  Investment in marketable securities .........       10,855             -             -        84,897              -        95,752
  Accounts receivable .........................            -             -         5,664       175,216              -       180,880
  Inventories .................................            -             -             -         4,141              -         4,141
  Prepaid expenses ............................            -             -         1,829        14,080              -        15,909
  Accounts receivable from affiliates .........      103,225             -       583,842             -       (687,067)            -
  Other current assets ........................       32,244             -           225        13,380        (27,403)       18,446
                                                 -----------   -----------   -----------   -----------    -----------   -----------
Total current assets ..........................      184,096             -       591,560       348,434       (714,470)      409,620
                                                 -----------   -----------   -----------   -----------    -----------   -----------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...........            -             -        99,620     3,535,793              -     3,635,413
  Other .......................................            -             -             -        62,395              -        62,395
                                                 -----------   -----------   -----------   -----------    -----------   -----------
                                                           -             -        99,620     3,598,188              -     3,697,808
  Accumulated depreciation ....................            -             -       (50,422)     (966,639)             -    (1,017,061)
                                                 -----------   -----------   -----------   -----------    -----------   -----------
                                                           -             -        49,198     2,631,549              -     2,680,747
                                                 -----------   -----------   -----------   -----------    -----------   -----------

NOTES RECEIVABLE FROM AFFILIATES ..............      497,209             -        44,159             -       (541,368)            -
INVESTMENTS IN AFFILIATES .....................    1,622,983     1,946,299     1,729,507             -     (5,298,789)            -
INVESTMENT IN AND ADVANCES TO JOINT VENTURE ...            -             -             -        18,942              -        18,942
OTHER ASSETS ..................................            -             -         5,963       119,435              -       125,398
                                                 -----------   -----------   -----------   -----------    -----------   -----------
                                                 $ 2,304,288   $ 1,946,299   $ 2,420,387   $ 3,118,360    $(6,554,627)  $ 3,234,707
                                                 ===========   ===========   ===========   ===========    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ........  $         -   $    19,241   $         -   $    17,751    $   (19,241)  $    17,751
  Accounts payable ............................          (11)            -         2,480        78,906              -        81,375
  Accrued payroll and related costs ...........           20             -        13,038        39,230              -        52,288
  Taxes payable ...............................        1,991             -             -        25,457              -        27,448
  Interest payable ............................            -         7,936         1,484         1,407         (8,162)        2,665
  Accounts payable to affiliates ..............            -        94,163             -       592,904       (687,067)            -
  Other current liabilities ...................           (3)            -         1,515        26,238              -        27,750
                                                 -----------   -----------   -----------   -----------    -----------   -----------
Total current liabilities .....................        1,997       121,340        18,517       781,893       (714,470)      209,277

LONG-TERM DEBT ................................            -             -       451,648        53,783              -       505,431
NOTES PAYABLE TO AFFILIATES ...................            -       497,209             -        44,159       (541,368)            -
DEFERRED INCOME TAXES .........................            -        (2,700)       14,944       194,802              -       207,046
OTHER LIABILITIES .............................            -         1,043         4,777        13,170              -        18,990
COMMITMENTS AND CONTINGENCIES .................            -             -             -             -              -             -
MINORITY INTEREST .............................            -             -             -        (8,328)             -        (8,328)
                                                 -----------   -----------   -----------   -----------    -----------   -----------
                                                       1,997       616,892       489,886     1,079,479     (1,255,838)      932,416
                                                 -----------   -----------   -----------   -----------    -----------   -----------
SHAREHOLDERS' EQUITY
 Ordinary Shares-par value $0.10 per share ....       13,506             -             -             -              -        13,506
 Capital in excess of par value ...............      944,872       870,744       870,744       689,786     (2,431,274)      944,872
 Retained earnings ............................    1,400,100       458,663     1,059,757     1,345,184     (2,863,604)    1,400,100
 Treasury stock, at cost ......................      (47,431)            -             -             -              -       (47,431)
 Restricted stock (unearned compensation) .....      (12,667)            -             -             -              -       (12,667)
 Accumulated other comprehensive income .......        3,911             -             -         3,911         (3,911)        3,911
                                                 -----------   -----------   -----------   -----------    -----------   -----------
                                                   2,302,291     1,329,407     1,930,501     2,038,881     (5,298,789)    2,302,291
                                                 -----------   -----------   -----------   -----------    -----------   -----------
                                                 $ 2,304,288   $ 1,946,299   $ 2,420,387   $ 3,118,360    $(6,554,627)  $ 3,234,707
                                                 ===========   ===========   ===========   ===========    ===========   ===========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                              NOBLE
                                                              HOLDING       NOBLE
                                                  NOBLE     (SUBSIDIARY    DRILLING       OTHER       CONSOLIDATING
                                               (GUARANTOR)   GUARANTOR)    (ISSUER)    SUBSIDIARIES    ADJUSTMENTS        TOTAL
                                              ------------  -----------  ------------  ------------   -------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................  $     33,991  $        -   $          -  $    105,476   $           -   $    139,467
  Investments in marketable securities......        24,798           -              -        73,578               -         98,376
  Accounts receivable.......................             -           -          3,144       146,091               -        149,235
  Inventories...............................             -           -              -         4,086               -          4,086
  Prepaid expenses..........................             -           -          3,376         8,433               -         11,809
  Accounts receivable from affiliates.......        17,239           -        487,693             -        (504,932)             -
  Other current assets......................        26,098           -          3,977        14,926         (26,015)        18,986
                                              ------------  ----------   ------------  ------------   -------------   ------------
Total current assets........................       102,126           -        498,190       352,590        (530,947)       421,959
                                              ------------  ----------   ------------  ------------   -------------   ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities.........             -           -        100,647     3,353,516               -      3,454,163
  Other.....................................             -           -              -        64,591               -         64,591
                                              ------------  ----------   ------------  ------------   -------------   ------------
                                                         -           -        100,647     3,418,107               -      3,518,754
  Accumulated depreciation..................             -           -        (47,380)     (845,508)              -       (892,888)
                                              ------------  ----------   ------------  ------------   -------------   ------------
                                                         -           -         53,267     2,572,599               -      2,625,866
                                              ------------  ----------   ------------  ------------   -------------   ------------

NOTES RECEIVABLE FROM AFFILIATES                   511,821           -        169,159         4,629        (685,609)             -
INVESTMENTS IN AFFILIATES...................     1,563,494   1,864,823      1,643,124             -      (5,071,441)             -
INVESTMENT IN AND ADVANCES
   TO JOINT VENTURE.........................             -           -              -        19,868               -         19,868
OTHER ASSETS................................             -           -          7,333       114,607               -        121,940
                                              ------------  ----------   ------------  ------------   -------------   ------------
                                              $  2,177,441  $1,864,823   $  2,371,073  $  3,064,293   $  (6,287,997)  $  3,189,633
                                              ============  ==========   ============  ============   =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......  $          -  $   17,951   $          -  $     47,666   $     (17,951)  $     47,666
  Accounts payable..........................            (6)          -          4,180        83,004               -         87,178
  Accrued payroll and related costs.........             -           -         11,412        37,099               -         48,511
  Taxes payable.............................          (958)          -              -        32,692               -         31,734
  Interest payable..........................             -       8,064          7,799         1,585          (8,064)         9,384
  Accounts payable to affiliates                         -      57,527              -       447,405        (504,932)             -
  Other current liabilities.................           (20)          -            668        18,902               -         19,550
                                              ------------  ----------   ------------  ------------   -------------   ------------
Total current liabilities...................          (984)     83,542         24,059       668,353        (530,947)       244,023
LONG-TERM DEBT..............................             -           -        476,640        65,267               -        541,907
NOTES PAYABLE TO AFFILIATES.................             -     511,821              -       173,788        (685,609)             -
DEFERRED INCOME TAXES.......................             -           -         16,264       197,093               -        213,357
OTHER LIABILITIES...........................             -           -          5,085        13,116               -         18,201
COMMITMENTS AND CONTINGENCIES                            -           -              -             -               -              -
MINORITY INTEREST...........................             -           -              -        (6,280)              -         (6,280)
                                              ------------  ----------   ------------  ------------   -------------   ------------
                                                      (984)    595,363        522,048     1,111,337      (1,216,556)     1,011,208
                                              ------------  ----------   ------------  ------------   -------------   ------------

SHAREHOLDERS' EQUITY
 Ordinary Shares-par value $0.10 per share..        13,389           -              -             -               -         13,389
 Capital in excess of par value.............       915,240     870,744        870,744       693,687      (2,435,175)       915,240
 Retained earnings..........................     1,306,888     398,716        978,281     1,259,259      (2,636,256)     1,306,888
 Treasury stock, at cost....................       (49,121)          -              -             -               -        (49,121)
 Restricted stock (unearned compensation)...        (7,981)          -              -             -               -         (7,981)
 Accumulated other comprehensive income.....            10           -              -            10             (10)            10
                                              ------------  ----------   ------------  ------------   -------------   ------------
                                                 2,178,425   1,269,460      1,849,025     1,952,956      (5,071,441)     2,178,425
                                              ------------  ----------   ------------  ------------   -------------   ------------
                                              $  2,177,441  $1,864,823   $  2,371,073  $  3,064,293   $  (6,287,997)  $  3,189,633
                                              ============  ==========   ============  ============   =============   ============

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                 NOBLE
                                                                 HOLDING       NOBLE
                                                     NOBLE     (SUBSIDIARY    DRILLING       OTHER       CONSOLIDATING
                                                  (GUARANTOR)   GUARANTOR)    (ISSUER)    SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                 ------------  -----------  ------------  ------------   -------------   ---------
OPERATING REVENUES
   Contract drilling services..................  $          -  $        -   $      7,635  $    224,422   $           -   $ 232,057
   Reimbursables...............................             -           -              4        12,157               -      12,161
   Labor contract drilling services............             -           -              -        15,146               -      15,146
   Engineering, consulting, and other..........             -           -              -         6,274               -       6,274
                                                 ------------  ----------   ------------  ------------   -------------   ---------
                                                            -           -          7,639       257,999               -     265,638
                                                 ------------  ----------   ------------  ------------   -------------   ---------

OPERATING COSTS AND EXPENSES
   Contract drilling services..................          (102)          -          2,408       141,595               -     143,901
   Reimbursables...............................             -           -              4        10,500               -      10,504
   Labor contract drilling services............             -           -              -        12,470               -      12,470
   Engineering, consulting and other...........             -           -              -         4,875               -       4,875
   Depreciation................................             -           -          1,163        40,879               -      42,042
   Selling, general and administrative.........           352           -             31         7,448               -       7,831
                                                 ------------  ----------   ------------  ------------   -------------   ---------
                                                          250           -          3,606       217,767               -     221,623
                                                 ------------  ----------   ------------  ------------   -------------   ---------

OPERATING INCOME...............................          (250)          -          4,033        40,232               -      44,015

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates (net of tax)..        19,713      34,653         36,646             -         (91,012)          -
   Interest expense............................             -     (11,855)        (6,992)       (1,390)         11,855      (8,382)
   Other, net..................................        11,826           -           (107)        1,335         (11,855)      1,199
                                                 ------------  ----------   ------------  ------------   -------------   ---------

INCOME BEFORE INCOME TAXES.....................        31,289      22,798         33,580        40,177         (91,012)     36,832
INCOME TAX (PROVISION) BENEFIT.................          (718)      5,841          1,073       (12,457)              -      (6,261)
                                                 ------------  ----------   ------------  ------------   -------------   ---------

NET INCOME.....................................  $     30,571  $   28,639   $     34,653  $     27,720   $     (91,012)  $  30,571
                                                 ============  ==========   ============  ============   =============   =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                 NOBLE
                                                                HOLDING       NOBLE
                                                    NOBLE     (SUBSIDIARY    DRILLING        OTHER     CONSOLIDATING
                                                 (GUARANTOR)   GUARANTOR)    (ISSUER)     SUBSIDIARIES  ADJUSTMENTS      TOTAL
                                                 -----------   ----------    --------     ------------  -----------      -----
OPERATING REVENUES
   Contract drilling services ..................  $       -    $       -     $   4,499     $ 230,772     $       -     $ 235,271
   Reimbursables ...............................          -            -             -         7,189             -         7,189
   Labor contract drilling services ............          -            -             -         6,842             -         6,842
   Engineering, consulting, and other ..........          -            -             -         5,344             -         5,344
                                                  ---------    ---------     ---------     ---------     ---------     ---------
                                                          -            -         4,499       250,147             -       254,646
                                                  ---------    ---------     ---------     ---------     ---------     ---------

OPERATING COSTS AND EXPENSES
   Contract drilling services ..................         (7)           -         1,578       123,119             -       124,690
   Reimbursables ...............................          -            -             -         6,055             -         6,055
   Labor contract drilling services ............          -            -             -         5,350             -         5,350
   Engineering, consulting and other ...........          -            -          (143)        7,297             -         7,154
   Depreciation ................................          -            -           959        36,800             -        37,759
   Selling, general and administrative .........        195            -           192         6,094             -         6,481
                                                  ---------    ---------     ---------     ---------     ---------     ---------
                                                        188            -         2,586       184,715             -       187,489
                                                  ---------    ---------     ---------     ---------     ---------     ---------

OPERATING INCOME (LOSS) ........................       (188)           -         1,913        65,432             -        67,157

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates (net of tax)...     41,553       49,110        51,388             -      (142,051)            -
   Interest expense ............................          -      (12,293)       (6,921)       (4,087)       13,279       (10,022)
   Other, net ..................................     12,332            -         1,503         1,811       (13,279)        2,367
                                                  ---------    ---------     ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES .....................     53,697       36,817        47,883        63,156      (142,051)       59,502
INCOME TAX (PROVISION) BENEFIT .................       (740)       4,302         1,227       (11,334)            -        (6,545)
                                                  ---------    ---------     ---------     ---------     ---------     ---------

NET INCOME .....................................  $  52,957    $  41,119     $  49,110     $  51,822     $(142,051)    $  52,957
                                                  =========    =========     =========     =========     =========     =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                 NOBLE
                                                                HOLDING       NOBLE
                                                   NOBLE      (SUBSIDIARY    DRILLING        OTHER     CONSOLIDATING
                                                (GUARANTOR)    GUARANTOR)    (ISSUER)     SUBSIDIARIES  ADJUSTMENTS      TOTAL
                                                -----------    ----------    --------     ------------  -----------      -----
OPERATING REVENUES
   Contract drilling services ..................  $       -    $       -     $  22,637     $ 653,670     $       -     $ 676,307
   Reimbursables ...............................          -            -            17        31,748                      31,765
   Labor contract drilling services ............          -            -             -        35,615                      35,615
   Engineering, consulting, and other ..........          -            -             -        20,393                      20,393
                                                  ---------    ---------     ---------     ---------     ---------     ---------
                                                          -            -        22,654       741,426             -       764,080
                                                  ---------    ---------     ---------     ---------     ---------     ---------

OPERATING COSTS AND EXPENSES
   Contract drilling services ..................       (241)           -         7,653       402,734             -       410,146
   Reimbursables ...............................          -            -            17        27,646             -        27,663
   Labor contract drilling services ............          -            -             -        28,756             -        28,756
   Engineering, consulting and other ...........          -            -             -        19,756             -        19,756
   Depreciation ................................          -            -         3,435       120,766             -       124,201
   Selling, general and administrative .........        380            -           376        23,384             -        24,140
                                                  ---------    ---------     ---------     ---------     ---------     ---------
                                                        139            -        11,481       623,042             -       634,662
                                                  ---------    ---------     ---------     ---------     ---------     ---------

OPERATING INCOME ...............................       (139)           -        11,173       118,384             -       129,418

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates (net of tax)...     59,489       81,476        86,383             -      (227,348)            -
   Interest expense ............................          -      (35,724)      (20,806)       (7,134)       37,594       (26,070)
   Other, net ..................................     36,030            -         2,084         5,202       (37,594)        5,722
                                                  ---------    ---------     ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES .....................     95,380       45,752        78,834       116,452      (227,348)      109,070
INCOME TAX (PROVISION) BENEFIT .................     (2,168)      14,195         2,642       (30,527)            -       (15,858)
                                                  ---------    ---------     ---------     ---------     ---------     ---------

NET INCOME .....................................  $  93,212    $  59,947     $  81,476     $  85,925     $(227,348)    $  93,212
                                                  =========    =========     =========     =========     =========     =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                 NOBLE
                                                                HOLDING       NOBLE
                                                   NOBLE      (SUBSIDIARY    DRILLING        OTHER     CONSOLIDATING
                                                (GUARANTOR)    GUARANTOR)    (ISSUER)     SUBSIDIARIES  ADJUSTMENTS      TOTAL
                                                -----------    ----------    --------     ------------  -----------      -----
OPERATING REVENUES
   Contract drilling services .................   $       -    $       -     $   9,014     $ 663,211     $       -     $ 672,225
   Reimbursables ...............................          -            -           267        34,231             -        34,498
   Labor contract drilling services ............          -            -             -        20,757             -        20,757
   Engineering, consulting, and other ..........          -            -             -        20,094             -        20,094
                                                  ---------    ---------     ---------     ---------     ---------     ---------
                                                          -            -         9,281       738,293             -       747,574
                                                  ---------    ---------     ---------     ---------     ---------     ---------

OPERATING COSTS AND EXPENSES
   Contract drilling services ..................        (20)           1         6,227       365,420             -       371,628
   Reimbursables ...............................          -            -           267        30,558             -        30,825
   Labor contract drilling services ............          -            -             -        16,951             -        16,951
   Engineering, consulting and other ...........          -            -          (143)       20,196             -        20,053
   Depreciation ................................          -            -         2,876       104,778             -       107,654
   Selling, general and administrative .........        266            -           722        18,930             -        19,918
                                                  ---------    ---------     ---------     ---------     ---------     ---------
                                                        246            1         9,949       556,833             -       567,029
                                                  ---------    ---------     ---------     ---------     ---------     ---------

OPERATING (LOSS) INCOME ........................       (246)          (1)         (668)      181,460             -       180,545

OTHER INCOME (EXPENSE)
   Equity earnings in affiliates (net of tax)...    101,691      138,547       150,331             -      (390,569)            -
   Interest expense ............................          -      (36,760)      (20,866)      (12,845)       39,606       (30,865)
   Other, net ..................................     36,879            -         3,405         2,581       (39,606)        3,259
                                                  ---------    ---------     ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES .....................    138,324      101,786       132,202       171,196      (390,569)      152,939
INCOME TAX (PROVISION) BENEFIT .................     (2,208)      12,865         6,345       (33,825)            -       (16,823)
                                                  ---------    ---------     ---------     ---------     ---------     ---------

NET INCOME .....................................  $ 136,116    $ 114,651     $ 138,547     $ 137,371     $(390,569)    $ 136,116
                                                  =========    =========     =========     =========     =========     =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (In thousands)
                                   (Unaudited)


                                                                     NOBLE
                                                                     HOLDING     NOBLE
                                                          NOBLE    (SUBSIDIARY  DRILLING     OTHER      CONSOLIDATING
                                                       (GUARANTOR)  GUARANTOR)  (ISSUER)  SUBSIDIARIES   ADJUSTMENTS      TOTAL
                                                       -----------  ----------  --------  ------------   -----------      -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................. $93,212      $59,947    $81,476   $  85,925       $(227,348)   $  93,212
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, and amortization of deferred
        repair and maintenance.........................       -            -      4,411     149,922               -      154,333
      Deferred income tax provision....................       -            -          -       1,728               -        1,728
     Loss on sales of marketable securities............       -            -          -         131               -          131
     Equity in income of joint venture.................       -            -          -      (2,821)              -       (2,821)
     Distributions received from joint venture.........       -            -          -       1,452               -        1,452
     Compensation expense from stock-based plans.......   4,257            -          -           -               -        4,257
     Equity earnings in affiliates..................... (59,489)     (81,476)   (86,383)          -         227,348          -
     Other.............................................       -       (1,657)      (258)      4,139               -        2,224
     Changes in current assets and liabilities:
       Accounts receivable.............................       -            -     (2,520)    (29,125)              -      (31,645)
       Accounts receivable from affiliates............. (72,852)           -     28,583           -          44,269          -
       Other current assets............................  (6,146)           -      5,299      (4,636)              -       (5,483)
       Accounts payable................................      (5)           -     (1,700)     (4,100)              -       (5,805)
       Accounts payable to affiliates..................       -       36,636          -       7,633         (44,269)         -
       Other current liabilities.......................   2,986         (128)    (3,842)      2,057               -        1,073
                                                        -------     --------    -------   ---------       ---------    ---------

            Net cash (used for) provided by
               operating activities.................... (38,037)      13,322     25,066     212,305               -      212,656
                                                        -------     --------    -------   ---------       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and related capital upgrades...........       -            -          -     (69,473)              -      (69,473)
   Other capital expenditures..........................       -            -        334     (95,935)              -      (95,601)
   Deferred repair and maintenance expenditures........       -            -       (400)    (46,138)              -      (46,538)
   Repayments from joint venture.......................       -            -          -       2,295               -        2,295
   Proceeds from sales of property and equipment.......       -            -          -       1,616               -        1,616
   Repayments from affiliate...........................  13,322            -          -           -         (13,322)           -
   Investment in marketable securities................. (51,500)           -          -     (38,819)              -      (90,319)
   Proceeds from sales and maturities of
        marketable  securities.........................  67,366            -          -      26,790               -       94,156
                                                        -------     --------    -------   ---------       ---------    ---------
           Net cash provided by (used for) investing
             activities................................  29,188            -        (66)   (219,664)        (13,322)    (203,864)
                                                        -------     --------    -------   ---------       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt...........................       -      (13,322)   (25,000)    (41,397)         13,322      (66,397)
   Proceeds from issuance of ordinary shares...........  52,344            -          -           -               -       52,344
   Repurchase of ordinary shares....................... (39,714)           -          -           -               -      (39,714)
                                                        -------     --------    -------   ---------       ---------    ---------
            Net cash provided by (used for)
              financing activities.....................  12,630      (13,322)   (25,000)    (41,397)         13,322      (53,767)
                                                        -------     --------    -------   ---------       ---------    ---------
INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS.............................   3,781            -          -     (48,756)              -      (44,975)
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD..............................  33,991            -          -     105,476               -      139,467
                                                        -------     --------    -------   ---------       ---------    ---------
CASH AND CASH EQUIVALENTS,
      END OF PERIOD.................................... $37,772     $      -    $     -   $  56,720       $       -    $  94,492
                                                        =======     ========    =======   =========       =========    =========

                                                                       FORM 10-Q

                    NOBLE CORPORATION AND OTHER SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)
                                   (Unaudited)


                                                                       NOBLE
                                                                       HOLDING     NOBLE
                                                            NOBLE    (SUBSIDIARY  DRILLING      OTHER     CONSOLIDATING
                                                         (GUARANTOR)  GUARANTOR)  (ISSUER)   SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                         -----------  ----------  --------   ------------ ------------   ---------
CASH FLOWS FROM OPERATING ACTITIVIES
Net income .............................................  $ 136,116   $ 114,651   $ 138,547    $ 137,371    $(390,569)   $136,116
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, and amortization of deferred repair
        and maintenance ................................          -           -       3,415      128,215            -     131,630
     Deferred income tax provision .....................          -           -      (1,312)       8,981            -       7,669
     Loss on sales of marketable securities ............          -           -           -          343            -         343
     Equity in income of joint venture .................          -           -           -       (1,336)           -      (1,336)
     Compensation expense from stock-based plans .......      3,480           -           -            -            -       3,480
     Gain on sales of property and equipment ...........          -           -           -         (519)           -        (519)
     Equity earnings in affiliates .....................   (101,691)   (138,547)   (150,331)           -      390,569           -
     Other .............................................          -           -      (1,399)       1,772            -         373
     Changes in current assets and liabilities:
       Accounts receivable .............................          -           -      (1,573)     (11,877)           -     (13,450)
       Accounts receivable from affiliates .............          -           -      26,616            -      (26,616)          -
       Other current assets ............................     (9,249)    (12,865)     (3,610)      20,069            -      (5,655)
       Accounts payable ................................         (3)          -           8      (18,514)           -     (18,509)
       Accounts payable to affiliates ..................    (27,488)     40,807           -      (39,935)      26,616           -
       Other current liabilities .......................        919       8,129      (3,228)     (19,838)           -     (14,018)
                                                          ---------   ---------   ---------    ---------    ---------    --------
           Net cash provided by operating activities ...      2,084      12,175       7,133      204,732            -     226,124
                                                          ---------   ---------   ---------    ---------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and related capital upgrades ...........          -           -           -     (191,011)           -    (191,011)
   Other capital expenditures ..........................          -           -      (5,738)     (39,437)           -     (45,175)
   Deferred repair and maintenance expenditures ........          -           -      (1,395)     (19,749)           -     (21,144)
   Repayments from joint venture .......................          -           -           -        1,494            -       1,494
   Proceeds from sales of property and equipment .......          -           -           -          500            -         500

   Repayments from affiliates ..........................     12,175           -           -            -      (12,175)          -
   Investment in marketable securities .................    (39,656)          -           -      (29,757)           -     (69,413)
   Proceeds from sales and maturities of
        marketable  securities .........................     30,630           -           -       39,360            -      69,990
                                                          ---------   ---------   ---------    ---------    ---------    --------
           Net cash used for investing activities ......      3,149           -      (7,133)    (238,600)     (12,175)   (254,759)
                                                          ---------   ---------   ---------    ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ...........................          -     (12,175)          -      (47,418)      12,175     (47,418)
   Proceeds from issuance of ordinary shares ...........      6,303           -           -            -            -       6,303
   Decrease in restricted cash .........................          -           -           -        1,477            -       1,477
                                                          ---------   ---------   ---------    ---------    ---------    --------
        Net cash provided by (used for)
           financing activities ........................      6,303     (12,175)          -      (45,941)      12,175     (39,638)
                                                          ---------   ---------   ---------    ---------    ---------    --------

INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS .............................     11,536           -           -      (79,809)           -     (68,273)
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD ..............................      9,317           -           -      183,192            -     192,509
                                                          ---------   ---------   ---------    ---------    ---------    --------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD ....................................  $  20,853   $       -   $       -    $ 103,383    $       -   $ 124,236
                                                          =========   =========   =========    =========    =========    ========

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

      Our international contract drilling services segment conducts operations in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. Our domestic contract drilling services segment conducts operations in the U.S. Gulf of Mexico. Our engineering and consulting services segment, as represented by our Noble Technology Services Division, provides drilling products and drilling-related software programs, well site management, project management, technical services, and operations support for our downhole technology tools.

      All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2004 and 2003 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.

                                             INTERNATIONAL     DOMESTIC      ENGINEERING
                                               CONTRACT        CONTRACT           &
                                               DRILLING        DRILLING      CONSULTING
                                               SERVICES        SERVICES        SERVICES          OTHER            TOTAL
                                             -------------    ----------     -----------       ----------       ----------
THREE MONTHS ENDED
SEPTEMBER 30, 2004

Revenues from external customers .......      $  182,557      $   60,876      $    3,748       $   18,457       $  265,638
Depreciation ...........................          30,847          10,159             162              874           42,042
Operating costs and expenses ...........         148,822          50,210           5,657           16,934          221,623
Equity in income of
  unconsolidated  subsidiaries .........           1,017               -               -                -            1,017
Net income (loss) ......................          28,389           5,447          (2,352)            (913)          30,571
Total assets ...........................       1,586,978       1,216,908          34,401          396,420        3,234,707

THREE MONTHS ENDED
SEPTEMBER 30, 2003

Revenues from external customers .......      $  172,380      $   69,941      $    4,041       $    8,284       $  254,646
Depreciation ...........................          25,143          11,513             221              882           37,759
Operating costs and expenses ...........         127,123          44,406           8,114            7,846          187,489
Equity in income of
  unconsolidated  subsidiaries .........             995               -               -                -              995
Net income (loss) ......................          38,144          15,163          (4,167)           3,817           52,957
Total assets ...........................       1,593,842       1,266,844          31,377          247,650        3,139,713

                                                                       FORM 10-Q

                                          INTERNATIONAL   DOMESTIC     ENGINEERING
                                            CONTRACT      CONTRACT          &
                                            DRILLING      DRILLING     CONSULTING
                                            SERVICES      SERVICES      SERVICES        OTHER         TOTAL
                                          -------------   --------     ----------      --------      --------

NINE MONTHS ENDED
SEPTEMBER 30, 2004

Revenues from external customers .....      $511,977      $189,911      $ 13,445       $ 48,747      $764,080
Depreciation .........................        86,955        34,137           490          2,619       124,201
Operating costs and expenses .........       423,631       146,171        18,989         45,871       634,662
Equity in income of
  unconsolidated  subsidiaries .......         2,821             -             -              -         2,821
Net income (loss) ....................        68,430        28,881        (6,169)         2,070        93,212

NINE MONTHS ENDED
SEPTEMBER 30, 2003

Revenues from external customers .....      $502,388      $198,411      $ 20,296       $ 26,479      $747,574
Depreciation .........................        69,966        34,582           500          2,606       107,654
Operating costs and expenses .........       370,092       141,899        29,387         25,651       567,029
Equity in income of
  unconsolidated  subsidiaries .......         1,336             -             -              -         1,336
Net income (loss) ....................       108,534        30,382        (9,803)         7,003       136,116

NOTE 9 - EMPLOYEE BENEFIT PLANS

      We have a U.S. noncontributory defined benefit pension plan which covers substantially all salaried employees, and a U.S. noncontributory defined benefit pension plan which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our "qualified domestic plans"). These plans are governed by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 ("ERISA"), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified domestic plans when required. The benefit amount that can be covered by the qualified domestic plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified domestic plans. We refer to the qualified domestic plans and the excess benefit plan collectively as the "domestic plans."

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

                                                                       FORM 10-Q

      Pension costs for the three and nine months ended September 30, 2004 and 2003 include the following components (in thousands):

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------------------------------
                                                            2004                             2003
                                               -----------------------------       -----------------------------
                                               INTERNATIONAL       DOMESTIC        INTERNATIONAL       DOMESTIC
                                               -------------       --------        -------------       --------
Service cost ...........................          $   573           $ 1,162           $   490           $   876
Interest cost ..........................              599             1,025               503               870
Return on plan assets ..................             (748)           (1,069)             (464)             (844)
Amortization of prior service cost .....                -                65                 -                55
Amortization of transition obligation ..               91                 -               132                 -
Recognized net actuarial (gain) loss ...              (64)              225               (89)              175
                                                  -------           -------           -------           -------
Net pension expense ....................          $   451           $ 1,408           $   572           $ 1,132
                                                  =======           =======           =======           =======

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------------------------------
                                                          2004                                2003
                                                ---------------------------        -----------------------------
                                                INTERNATIONAL      DOMESTIC        INTERNATIONAL       DOMESTIC
                                                -------------      --------        -------------       --------
Service cost ...........................          $ 1,717           $ 3,486           $ 1,468           $ 2,628
Interest cost ..........................            1,795             3,073             1,511             2,614
Return on plan assets ..................           (2,242)           (3,205)           (1,392)           (2,532)
Amortization of prior service cost .....                -               195                 -               163
Amortization of transition obligation ..              273                 -               398                 -
Recognized net actuarial (gain) loss ...             (194)              675              (269)              523
                                                  -------           -------           -------           -------
Net pension expense ....................          $ 1,349           $ 4,224           $ 1,716           $ 3,396
                                                  =======           =======           =======           =======

      We previously disclosed in our financial statements for the year ended December 31, 2003 that we expect to contribute approximately $5,000,000 to our pension plans in 2004. As of September 30, 2004, this estimate has been revised to $1,424,000. We funded a total of $693,000 to our pension plans during the nine months ended September 30, 2004.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Our North Sea operations have a significant amount of its cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2004, we entered into forward contracts in March and April 2004 to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These forward contracts represented approximately 50 percent of our forecasted Euro and British Pound requirements for 2004 after the respective dates we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative net unrealized gain on these forward contracts is included in "Accumulated other comprehensive income" in our Consolidated Balance Sheet at September 30, 2004. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three and nine months ended September 30, 2004 related to these forward contracts.

                                                                       FORM 10-Q

      The balance of the net unrealized gain related to our foreign currency forward contracts included in Accumulated other comprehensive income and related activity for the three and nine months ended September 30, 2004 is presented in the following table:

                                                                              THREE MONTHS ENDED
                                                                              SEPTEMBER 30, 2004
                                                                              ------------------
Net unrealized gain at June 30, 2004                                          $         233,000
Activity during period:
   Settlement of forward contracts outstanding at June 30, 2004                        (113,000)
   Net unrealized gain on outstanding forward contracts                                 144,000
                                                                              -----------------
Net unrealized gain at September 30, 2004                                     $         264,000
                                                                              =================

                                                                              NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2004
                                                                              ------------------
Net unrealized gain at December 31, 2003                                      $               -
Activity during period:
   Net unrealized gain on outstanding forward contracts                                 264,000
                                                                              -----------------
Net unrealized gain at September 30, 2004                                     $         264,000
                                                                              =================

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

                                                                       FORM 10-Q

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

THE COMPANY

      We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 60 mobile offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three dynamically positioned drillships, 41 jackup rigs and three submersibles. Approximately 80 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

      Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. These prices are extremely volatile. International markets are influenced more by oil prices than natural gas prices. Despite favorable oil prices in the first nine months of 2004, drilling activity in certain international markets, including the North Sea and West Africa, was generally weaker in this period than the first nine months of 2003. We believe that operators in these international markets have been reluctant to increase drilling activity due to the uncertainty surrounding the worldwide economy, the political unrest in the Middle East (including the military action in Iraq), Nigeria and Venezuela, and difficulties in obtaining funding from government-affiliated

                                                                       FORM 10-Q

oil companies. However, drilling activity is now improving in the North Sea and West Africa, while remaining strong in other international markets in which we operate, including the Middle East, Mexico and Brazil.

      Natural gas prices during the first nine months of 2004 averaged $5.81 per thousand cubic feet (source: average Henry Hub closing bidweek price). Although natural gas prices were comparable during 2003, operators generally did not significantly increase drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles until 2004 due principally to a lack of economically viable drilling prospects. Drilling activity levels in water depths applicable to semisubmersibles began to improve during the third quarter of 2004.

      We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

      In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. Since the beginning of 2000, we have added two deepwater semisubmersibles to our fleet and have acquired two additional semisubmersible baredeck hulls. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas. We have also increased the number of jackups in key international markets. Since the beginning of 2000, through several acquisitions we have added nine jackups to our international fleet. We have also mobilized nine jackups from the U.S. Gulf of Mexico to various international markets, including Mexico, the Middle East and the Mediterranean Sea.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

   GENERAL

      Net income for the three months ended September 30, 2004 (the "Current Quarter") was $30,571,000, or $0.23 per diluted share, on operating revenues of $265,638,000, compared to net income for the three months ended September 30, 2003 (the "Comparable Quarter") of $52,957,000, or $0.40 per diluted share, on operating revenues of $254,646,000. Net income in the Current Quarter included a $5,850,000, or $0.04 per diluted share, after-tax charge related to damage incurred on three of our semisubmersibles in the U.S. Gulf of Mexico as a result of Hurricane Ivan.

                                                                       FORM 10-Q

      The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 8 of our accompanying consolidated financial statements) for the periods indicated:

                                                   INTERNATIONAL    DOMESTIC
                                                      CONTRACT      CONTRACT     ENGINEERING
                                                      DRILLING      DRILLING    & CONSULTING
                                                      SERVICES      SERVICES      SERVICES      OTHER       TOTAL
                                                      --------      --------      --------      -----       -----
                                                                            (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2004

Operating Revenues:
     Contract drilling services.................     $  174,821    $   57,236    $        -   $       -   $  232,057
     Reimbursables..............................          5,874         3,334           685       2,268       12,161
     Labor contract drilling services...........              -             -             -      15,146       15,146
     Engineering, consulting and other..........          1,862           306         3,063       1,043        6,274
                                                     ----------    ----------    ----------   ---------   ----------
                                                     $  182,557    $   60,876    $    3,748   $  18,457   $  265,638
                                                     ==========    ==========    ==========   =========   ==========
Operating Costs and Expenses:
     Contract drilling services.................     $  108,791    $   35,110    $        -   $       -   $  143,901
     Reimbursables..............................          4,611         3,110           673       2,110       10,504
     Labor contract drilling services...........              -             -             -      12,470       12,470
     Engineering, consulting and other..........           (706)         (115)        4,562       1,134        4,875
     Depreciation...............................         30,847        10,159           162         874       42,042
     Selling, general and administrative........          5,279         1,946           260         346        7,831
                                                     ----------    ----------    ----------   ---------   ----------
                                                     $  148,822    $   50,210    $    5,657   $  16,934   $  221,623
                                                     ==========    ==========    ==========   =========   ==========

                                                   INTERNATIONAL   DOMESTIC
                                                      CONTRACT     CONTRACT    ENGINEERING
                                                      DRILLING     DRILLING   & CONSULTING
                                                      SERVICES     SERVICES     SERVICES      OTHER        TOTAL
                                                   -------------  ----------  ------------  ----------   ----------
                                                                             (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2003

Operating Revenues:
     Contract drilling services...............       $  169,099   $   66,172   $        -   $        -   $  235,271
     Reimbursables............................            3,018        1,547        2,200          424        7,189
     Labor contract drilling services.........                -            -            -        6,842        6,842
     Engineering, consulting and other........              263        2,222        1,841        1,018        5,344
                                                     ----------   ----------   ----------   ----------   ----------
                                                     $  172,380   $   69,941   $    4,041   $    8,284   $  254,646
                                                     ==========   ==========   ==========   ==========   ==========
Operating Costs and Expenses:
     Contract drilling services...............       $   96,077   $   28,613   $        -   $        -   $  124,690
     Reimbursables............................            2,033        1,438        2,202          382        6,055
     Labor contract drilling services.........                -            -            -        5,350        5,350
     Engineering, consulting and other........               16          788        5,383          967        7,154
     Depreciation.............................           25,143       11,513          221          882       37,759
     Selling, general and administrative......            3,854        2,054          308          265        6,481
                                                     ----------   ----------   ----------   ----------   ----------
                                                     $  127,123   $   44,406   $    8,114   $    7,846   $  187,489
                                                     ==========   ==========   ==========   ==========   ==========

                                                                       FORM 10-Q

RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

      The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2004 and 2003:

                                                      AVERAGE RIG
                                                    UTILIZATION (1)           OPERATING DAYS (2)         AVERAGE DAYRATE
                                                ------------------------    -----------------------   -----------------------
                                                   THREE MONTHS ENDED         THREE MONTHS ENDED         THREE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,              SEPTEMBER 30,
                                                ------------------------    -----------------------   -----------------------
                                                   2004         2003           2004         2003         2004         2003
                                                ----------    ----------    ----------   ----------   ----------   ----------
International (3):
  Jackups...............................             85%           80%           2,864        2,450   $   49,954   $   52,209
  Semisubmersibles - >6,000'(4) ........             50%          100%              92           92   $  158,924   $  158,632
  Semisubmersibles - <6,000'(5) ........            100%          100%              92           92   $   57,804   $   45,067
  Drillships............................             43%          100%             119          276   $   99,277   $   81,327
                                                                            ----------   ----------
  Total International...................             80%           83%           3,167        2,910   $   55,201   $   58,110
                                                                            ==========   ==========
Domestic (6):
  Jackups...............................            100%           95%             184          260   $   45,935   $   29,931
  Semisubmersibles - >6,000'(4) ........            100%           95%             368          438   $  106,880   $  124,607
  Semisubmersibles -< 6,000'(5) ........             39%            3%              72            3   $   35,708   $   29,333
  Submersibles..........................            100%          100%             276          184   $   24,931   $   20,239
                                                                            ----------   ----------
  Total Domestic........................             89%           88%             900          885   $   63,596   $   74,771
                                                                            ==========   ==========

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

                                                                       FORM 10-Q

INTERNATIONAL CONTRACT DRILLING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended September 30, 2004 and 2003:

                                                                              OPERATING COSTS
                                                   OPERATING REVENUES          AND EXPENSES
                                                -----------------------   ------------------------
                                                   THREE MONTHS ENDED       THREE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   ------------------------
                                                   2004         2003         2004          2003
                                                ----------   ----------   ----------    ----------
                                                                   (In thousands)
Contract drilling services...............       $  174,821   $  169,099   $  108,791        96,077
Reimbursables (1)........................            5,874        3,018        4,611         2,033
Labor contract drilling services                         -            -            -             -
Engineering, consulting and other........            1,862          263         (706)           16
Depreciation.............................              N/A          N/A       30,847        25,143
Selling, general and administrative......              N/A          N/A        5,279         3,854
                                                ----------   ----------   ----------    ----------
         Total...........................       $  182,557   $  172,380   $  148,822       127,123
                                                ==========   ==========   ==========    ==========

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. International contract drilling services revenues increased $5,722,000 due to additional operating days in our Middle East division, which includes India and the Mediterranean Sea, West Africa division and Mexico division. These additional operating days were partially offset by weaker market conditions in the North Sea and shipyard projects on two of our deepwater drillships in Brazil. We had an additional 379 operating days in our Middle East division in the Current Quarter due primarily to the acquisition of the Noble Gene House and Noble Charlie Yester premium jackups in July 2003 and September 2003, respectively, and the mobilization of the Noble Carl Norberg premium jackup to the Mediterranean Sea from the U.S. Gulf of Mexico in December 2003. The Noble Carl Norberg began a 14-month contract in January 2004. In addition, in December 2003 we mobilized the Noble Dick Favor to the Middle East from Brazil, where the rig had been stacked since March 2003, to pursue opportunities in this strengthening region. Following an upgrade program, the rig commenced operations in Bahrain during August.

      Nigeria traditionally has had the largest concentration of drilling rigs in West Africa. Demand in Nigeria began to decline in the latter part of 2002 due to political unrest attributable to elections and strikes. Although this unrest declined towards the end of 2003, demand did not improve as our customers were in the process of obtaining approval for projects from the government-affiliated oil companies. Due to geology which is favorable for offshore exploration and production, we believe the prospects for drilling activity in West Africa are good and that our operations in the region will provide financial returns over time which are comparable to other key international regions. As a result, we have elected to keep our six jackups in this market currently. Average dayrates and utilization on our six jackups in West Africa improved during the Current Quarter. By the end of the Current Quarter, five of our jackups were operating under long-term contracts. Currently, all of our West Africa jackups are operating as the Noble Don Walker commenced a 250-day contract in October 2004. In July 2004, we began upgrades and refurbishments to our deepwater semisubmersible Noble Homer Ferrington in preparation for a two-year contract with ExxonMobil in Nigeria. We believe that the long-term contracts initiated over the past several months, combined with the upcoming commencement of our long-term contract for the Noble Homer Ferrington semisubmersible, support our favorable outlook for this region.

      Since September 2002, we have mobilized a total of seven jackups from the U.S. Gulf of Mexico to Mexico for long-term contracts with Petroleos Mexicanos ("Pemex"). The mobilization of these jackup rigs was pursuant to our long-standing business strategy of deploying our assets in important geological regions. We believe the long-term financial returns for our jackup rigs will be higher in international regions due to relatively fewer quality drilling prospects in the U.S. Gulf of Mexico at water depths applicable to these units. As a result, we made the strategic decision to mobilize these units to Mexico for long-term contracts. The most recent rig mobilized from the U.S. Gulf of Mexico to Mexico was the Noble Bill Jennings in August 2003, which resulted in an additional 22 operating days in Mexico during the Current Quarter.

                                                                       FORM 10-Q

      In the North Sea, utilization in the Current Quarter was 86 percent as compared to 98 percent in the Comparable Quarter, as two of our eight premium jackups in the region experienced a combined 118 stacked days during the Current Quarter. In addition, the average dayrate on our North Sea units of $52,966 was over $7,000 lower than the Comparable Quarter's average dayrate of $60,304. We believe the gradual maturing of the North Sea basin contributed to the decrease in average dayrates in the region. We also believe that improvement in dayrates in this region will be driven by the independent operators, who historically have been more aggressive than major oil and gas companies in developing smaller reserve targets. Market conditions appear to be improving in the North Sea, as all our units in the region are currently operating and dayrates have increased during the Current Quarter. In Brazil, the Noble Roger Eason drillship was in the shipyard for all of the Current Quarter, versus operating the entire Comparable Quarter. We are currently performing regulatory maintenance and upgrades to this unit, including water depth increase to 7,200 feet, which we estimate to be completed during November 2004. Upon completion of the shipyard work, the unit will commence a 700-day contract with Petrobras at a dayrate of $96,250, plus the opportunity for a performance bonus. The Noble Muravlenko drillship was released from its contract with Petrobras in late July 2004 and was drydocked for the remainder of the Current Quarter. However, the unit commenced a 160-day contract for Petrobras in October 2004. Our deepwater semisubmersible in Brazil, the Noble Paul Wolff, as well as the Noble Leo Segerius drillship, experienced less downtime in the Current Quarter versus the Comparable Quarter, which partially offset the fewer operating days for the Noble Roger Eason and Noble Muravlenko. The increase in engineering, consulting and other revenues of $1,599,000 was attributable primarily to an equipment inspection fee earned on a per day basis by the Noble Homer Ferrington as part of the rig's preparations for a two-year contract in Nigeria.

      OPERATING COSTS AND EXPENSES. International contract drilling services expenses increased $12,714,000 primarily due to the additional operating days in our Middle East and West Africa divisions. The increase was largely attributable to the acquisition of the Noble Charlie Yester and Noble Gene House jackup rigs, which are both in our Middle East operating division, and the mobilization of the Noble Bill Jennings and Noble Carl Norberg jackups from the U.S. Gulf of Mexico to Mexico and the Mediterranean Sea, respectively. In addition, we incurred additional costs attributable to our shipyard projects on the Noble Roger Eason drillship and Noble Homer Ferrington semisubmersible. We also experienced labor increases in all regions. Engineering, consulting and other expenses decreased $722,000 due to reduced minority interest related to the operations of the Noble Muravlenko drillship, in which we have an 82 percent interest, as the unit was drydocked for the majority of the Current Quarter. Depreciation expense in our international contract drilling services segment increased $5,704,000 due to the acquisition of the Noble Charlie Yester and Noble Gene House, the mobilization of the two jackup rigs from the U.S. Gulf of Mexico, and the transfer of the Noble Homer Ferrington to our West Africa division. See the discussion below under "Other Items" regarding selling, general and administrative expenses.

   DOMESTIC CONTRACT DRILLING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended September 30, 2004 and 2003:

                                                                                                OPERATING COSTS
                                                          OPERATING REVENUES                      AND EXPENSES
                                                   --------------------------------     --------------------------------
                                                          THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                   --------------------------------     --------------------------------
                                                        2004              2003               2004               2003
                                                   -------------     --------------     --------------    --------------
                                                                              (In thousands)
Contract drilling services......................   $      57,236     $       66,172     $       35,110    $       28,613
Reimbursables (1)...............................           3,334              1,547              3,110             1,438
Labor contract drilling services................               -                  -                  -                 -
Engineering, consulting and other...............             306              2,222               (115)              788
Depreciation ...................................             N/A                N/A             10,159            11,513
Selling, general and administrative.............             N/A                N/A              1,946             2,054
                                                   -------------     --------------     --------------    --------------
         Total..................................   $      60,876     $       69,941     $       50,210    $       44,406
                                                   =============     ==============     ==============    ==============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

                                                                       FORM 10-Q

      OPERATING REVENUES. Domestic contract drilling services revenues decreased $8,936,000 due to the shipyard project on the Noble Homer Ferrington semisubmersible and lower average dayrates on our EVA-4000(TM) semisubmersibles during the Current Quarter, as certain units operated on the spot-rate market with lower average dayrates than those earned while under previous long-term contracts. The Noble Homer Ferrington completed operations in the U.S. Gulf of Mexico in June 2004 and entered the shipyard the following month to prepare for a two-year contract in Nigeria. Although we had fewer operating days for our domestic jackup rigs following the mobilization of two units to international locations during 2003, the average dayrate on these rigs increased $16,000 in the Current Quarter. In addition, we experienced additional operating days and higher average dayrates on our three submersibles in the U.S. Gulf of Mexico. The Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles also experienced additional operating days in the Current Quarter, and both units are currently under contract. The decrease in engineering, consulting and other revenues of $1,916,000 was primarily related to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003.

      Although we are mobilizing the Noble Homer Ferrington semisubmersible out of the U.S. Gulf of Mexico, we believe the demand in the U.S. Gulf of Mexico for semisubmersibles should continue to improve as more quality drilling prospects exist at water depths applicable to these units than for jackups and submersibles. Average dayrates for semisubmersibles in the U.S. Gulf of Mexico began to improve towards the end of the Current Quarter, as operators' demand for these units increased due to upcoming development projects in the region. The mobilization of the Noble Bill Jennings and Noble Carl Norberg from the U.S. Gulf of Mexico to Mexico and the Mediterranean Sea, respectively, was pursuant to our long-standing business strategy of deploying our assets in important geological regions as described earlier.

      OPERATING COSTS AND EXPENSES. Domestic contract drilling services expenses increased $6,497,000 due to a $9,000,000 pre-tax charge related to costs incurred to repair damage to three of our semisubmersibles in the U.S. Gulf of Mexico as a result of Hurricane Ivan. Excluding this charge, domestic contract drilling services expenses decreased $2,503,000 due to the mobilization of jackup rigs to Mexico and the Mediterranean Sea during the second half of 2003 and the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division in July 2004. The lower engineering, consulting and other expenses of $903,000 was due to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003. Depreciation expense decreased $1,354,000 as lower depreciation attributable to the mobilization of two jackup rigs to international locations and the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division was mostly offset by additional depreciation due to the activation of the Noble Therald Martin semisubmersible in November 2003. See the discussion below under "Other Items" regarding selling, general and administrative expenses.

   ENGINEERING & CONSULTING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended September 30, 2004 and 2003:

                                                                                                OPERATING COSTS
                                                          OPERATING REVENUES                      AND EXPENSES
                                                   --------------------------------     --------------------------------
                                                          THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                   --------------------------------     --------------------------------
                                                       2004               2003               2004              2003
                                                   -------------     --------------     --------------    --------------
                                                                           (In thousands)
Contract drilling services......................   $           -     $            -     $            -    $            -
Reimbursables (1)...............................             685              2,200                673             2,202
Labor contract drilling services................               -                  -                  -                 -
Engineering, consulting and other...............           3,063              1,841              4,562             5,383
Depreciation....................................             N/A                N/A                162               221
Selling, general and administrative.............             N/A                N/A                260               308
                                                   -------------     --------------     --------------    --------------
         Total..................................   $       3,748     $        4,041     $        5,657    $        8,114
                                                   =============     ==============     ==============    ==============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Excluding reimbursables, operating revenues for our engineering and consulting services segment increased $1,222,000 due primarily to additional project management engagements conducted by our Triton Engineering Services subsidiary.

                                                                       FORM 10-Q

      OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our engineering and consulting services segment decreased $928,000 due primarily to higher research and development costs in the Comparable Quarter for our Noble Technology Services Division.

   OTHER

      The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2004 and 2003:

                                                                                                OPERATING COSTS
                                                          OPERATING REVENUES                      AND EXPENSES
                                                   --------------------------------     --------------------------------
                                                          THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                   --------------------------------     --------------------------------
                                                        2004              2003               2004              2003
                                                   -------------     --------------     --------------    --------------
                                                                             (In thousands)
Contract drilling services......................   $           -     $            -     $            -    $            -
Reimbursables (1)...............................           2,268                424              2,110               382
Labor contract drilling services................          15,146              6,842             12,470             5,350
Engineering, consulting and other...............           1,043              1,018              1,134               967
Depreciation....................................             N/A                N/A                874               882
Selling, general and administrative.............             N/A                N/A                346               265
                                                   -------------     --------------     --------------    --------------
         Total..................................   $      18,457     $        8,284     $       16,934    $        7,846
                                                   =============     ==============     ==============    ==============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Revenues from our labor contract drilling services increased $8,304,000 due to additional operating days in the North Sea, mostly attributable to the start of a new labor contract for Apache Corporation in which we commenced operations on three platforms on the Forties Field during 2004.

      OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our other services increased $7,360,000 due to the additional labor contract operating days in the North Sea.

   OTHER ITEMS

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,350,000 due to additional professional fees associated with compliance under the requirements of the Sarbanes-Oxley Act of 2002, additional stock-based compensation expense, additional retirement expenses, and higher insurance premiums for corporate-related policies.

      INTEREST EXPENSE. Interest expense decreased $1,640,000 due to the continued retirement of debt since the beginning of the Comparable Quarter. Since July 1, 2003, we have made repayments of long-term debt totaling $115,621,000, including $36,349,000 in the Current Quarter. Included in the Current Quarter's long-term debt repayments was $25,000,000 principal amount on the outstanding balance of our bank credit facility.

      OTHER, NET. Other, net decreased $1,168,000 due primarily to unrealized losses on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan compared to unrealized gains in the Comparable Quarter, and decreased equity in income from our Noble Crosco Drilling Ltd. joint venture, which owns the Panon jackup drilling rig.

      INCOME TAX PROVISION. Income tax provision decreased $284,000 due to lower pretax earnings, mostly offset by a higher effective tax rate in the Current Quarter. The effective tax rate was 17 percent in the Current Quarter compared to 11 percent in the Comparable Quarter. The higher effective tax rate in the Current Quarter was a result of additional earnings from rigs owned by U.S. subsidiaries which were operating in India and the Mediterranean Sea, and reduced earnings from our Brazil and North Sea divisions, which have lower effective tax rates.

                                                                       FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     GENERAL

      Net income for the nine months ended September 30, 2004 (the "Current Period") was $93,212,000, or $0.70 per diluted share, on operating revenues of $764,080,000, compared to net income for the nine months ended September 30, 2003 (the "Comparable Period") of $136,116,000, or $1.02 per diluted share, on operating revenues of $747,574,000. Net income in the Current Period included a $5,850,000, or $0.04 per diluted share, after-tax charge related to damage incurred on three of our semisubmersibles in the U.S. Gulf of Mexico as a result of Hurricane Ivan.

      The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 8 of our accompanying consolidated financial statements) for the periods indicated:

                                                     INTERNATIONAL      DOMESTIC
                                                        CONTRACT        CONTRACT       ENGINEERING
                                                        DRILLING        DRILLING      & CONSULTING
                                                        SERVICES        SERVICES        SERVICES          OTHER           TOTAL
                                                     -------------   --------------   -------------   -------------   --------------
                                                                                     (In thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2004

Operating Revenues:
     Contract drilling services....................  $     496,166   $      180,141   $           -   $           -   $      676,307
     Reimbursables.................................         13,760            8,408           2,703           6,894           31,765
     Labor contract drilling services..............              -                -               -          35,615           35,615
     Engineering, consulting and other.............          2,051            1,362          10,742           6,238           20,393
                                                     -------------   --------------   -------------   -------------   --------------
                                                     $     511,977   $      189,911   $      13,445   $      48,747   $      764,080
                                                     =============   ==============   =============   =============   ==============
Operating Costs and Expenses:
     Contract drilling services....................  $     312,487   $       97,659   $           -   $           -   $      410,146
     Reimbursables.................................         10,549            7,887           2,659           6,568           27,663
     Labor contract drilling services..............              -                -               -          28,756           28,756
     Engineering, consulting and other.............         (2,048)             228          14,961           6,615           19,756
     Depreciation..................................         86,955           34,137             490           2,619          124,201
     Selling, general and administrative...........         15,688            6,260             879           1,313           24,140
                                                     -------------   --------------   -------------   -------------   --------------
                                                     $     423,631   $      146,171   $      18,989   $      45,871   $      634,662
                                                     =============   ==============   =============   =============   ==============

                                                                       FORM 10-Q

                                                      INTERNATIONAL      DOMESTIC
                                                         CONTRACT        CONTRACT       ENGINEERING
                                                         DRILLING        DRILLING      & CONSULTING
                                                         SERVICES        SERVICES        SERVICES          OTHER           TOTAL
                                                      -------------   --------------   -------------  -------------   --------------
                                                                                       (In thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2003

Operating Revenues:
     Contract drilling services....................   $     489,532   $      182,693   $           -  $           -   $      672,225
     Reimbursables.................................          11,973            6,539          13,423          2,563           34,498
     Labor contract drilling services..............               -                -               -         20,757           20,757
     Engineering, consulting and other.............             883            9,179           6,873          3,159           20,094
                                                      -------------   --------------   -------------  -------------   --------------
                                                      $     502,388   $      198,411   $      20,296  $      26,479   $      747,574
                                                      =============   ==============   =============  =============   ==============
Operating Costs and Expenses:
     Contract drilling services....................   $     279,327   $       92,301   $           -  $           -   $      371,628
     Reimbursables.................................           9,209            6,022          13,175          2,419           30,825
     Labor contract drilling services..............               -                -               -         16,951           16,951
     Engineering, consulting and other.............            (216)           2,575          14,786          2,908           20,053
     Depreciation .................................          69,966           34,582             500          2,606          107,654
     Selling, general and administrative...........          11,806            6,419             926            767           19,918
                                                      -------------   --------------   -------------  -------------   --------------
                                                      $     370,092   $      141,899   $      29,387  $      25,651   $      567,029
                                                      =============   ==============   =============  =============   ==============

   RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

      The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2004 and 2003:

                                              AVERAGE RIG
                                            UTILIZATION (1)          OPERATING DAYS (2)              AVERAGE DAYRATE
                                         ---------------------      ---------------------      ----------------------------
                                            NINE MONTHS ENDED         NINE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,                  SEPTEMBER 30,
                                         ---------------------      ---------------------      ----------------------------
                                         2004             2003       2004           2003            2004           2003
                                         ----             ----      -----          ------      --------------  ------------
International (3):
  Jackups........................         83%              84%      8,119           7,243      $       50,064  $     52,020
  Semisubmersibles - >6,000'(4)..         75%             100%        274             273      $      144,361  $    146,226
  Semisubmersibles - <6,000'(5)..        100%              93%        274             255      $       47,347  $     43,116
  Drillships.....................         59%             100%        483             819      $       76,959  $     75,505
                                                                    -----      ----------
  Total International............         82%              86%      9,150           8,590      $       54,226  $     56,989
                                                                    =====      ==========
Domestic (6):
  Jackups........................         96%              89%        528             964      $       44,360  $     28,650
  Semisubmersibles - >6,000'(4)..         99%              84%      1,276           1,145      $      104,458  $    124,965
  Semisubmersibles - <6,000'(5)..         24%              42%        130              89      $       36,885  $     46,506
  Submersibles ..................         92%              74%        758             402      $       24,584  $     19,527
                                                                    -----      ----------
  Total Domestic.................         84%              81%      2,692           2,600      $       66,917  $     70,267
                                                                    =====      ==========

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

                                                                       FORM 10-Q

   INTERNATIONAL CONTRACT DRILLING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the nine months ended September 30, 2004 and 2003:

                                                                                                        OPERATING COSTS
                                                               OPERATING REVENUES                         AND EXPENSES
                                                       ---------------------------------      -----------------------------------
                                                               NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                                       ---------------------------------      -----------------------------------
                                                            2004               2003                2004                 2003
                                                       -------------      --------------      --------------       --------------
                                                                                     (In thousands)
Contract drilling services......................       $     496,166      $      489,532      $      312,487       $      279,327
Reimbursables (1)...............................              13,760              11,973              10,549                9,209
Labor contract drilling services................                   -                   -                   -                    -
Engineering, consulting and other...............               2,051                 883              (2,048)                (216)
Depreciation ...................................                 N/A                 N/A              86,955               69,966
Selling, general and administrative.............                 N/A                 N/A              15,688               11,806
                                                       -------------      --------------      --------------       --------------
         Total..................................       $     511,977      $      502,388      $      423,631       $      370,092
                                                       =============      ==============      ==============       ==============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. International contract drilling services revenues increased $6,634,000 as additional operating days in our Middle East and Mexico divisions were partially offset by weaker market conditions in the North Sea and West Africa, and a shipyard project on the Noble Roger Eason drillship in Brazil. We had 943 additional operating days in our Middle East division due primarily to the acquisition of the Noble Gene House and Noble Charlie Yester premium jackups in July 2003 and September 2003, respectively, and the mobilization of the Noble Carl Norberg premium jackup to the Mediterranean Sea from the U.S. Gulf of Mexico in December 2003. In Mexico, we experienced an additional 373 operating days due to the mobilization of three premium jackups from the U.S. Gulf of Mexico since the beginning of the Comparable Period for long-term contracts with Pemex. The generally weaker market conditions in the North Sea resulted in lower utilization and average dayrates in the Current Period for this region. Utilization in the North Sea in the Current Period decreased to 87 percent from 97 percent in the Comparable Period, while our average dayrate decreased 13 percent to $51,000. Although our average dayrate in West Africa increased slightly, utilization on our jackups in this region was 54 percent in the Current Period as compared to 61 percent in the Comparable Period. The increase in engineering, consulting and other revenue of $1,168,000 was attributable primarily to an equipment inspection fee earned on a per day basis by the Noble Homer Ferrington as part of the rig's preparations for a two-year contract in Nigeria.

      OPERATING COSTS AND EXPENSES. International contract drilling services expenses increased $33,160,000 due to the additional operating days in our Middle East and Mexico divisions following the acquisition of two premium jackups and the mobilization of a combined four premium jackups out of the U.S. Gulf of Mexico into these regions since the beginning of the Comparable Period, and the shipyard project on the Noble Homer Ferrington semisubmersible, which was transferred to our West Africa division from the U.S. Gulf of Mexico in July 2004. In addition, we performed maintenance projects on our three drillships in Brazil, including the Noble Roger Eason project that we expect to complete during the fourth quarter of 2004, and we experienced higher labor costs in all our international regions. Engineering, consulting and other expenses in our international contract drilling services segment decreased $1,832,000 due to lower minority interest related to our Noble Muravlenko drillship. The Noble Muravlenko, in which we own an 82 percent interest, incurred additional downtime in the Current Period, as well as the rig's drydocking in late July 2004, resulting in reduced minority interest. Depreciation expense increased $16,989,000 due to the mobilization of four rigs to international locations during 2003, the acquisition of the Noble Gene House and Noble Charlie Yester during 2003, and the transfer of the Noble Homer Ferrington to our West Africa division. See the discussion below under "Other items" regarding selling, general and administrative expenses.

                                                                       FORM 10-Q

   DOMESTIC CONTRACT DRILLING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the nine months ended September 30, 2004 and 2003:

                                                                                                 OPERATING COSTS
                                                              OPERATING REVENUES                   AND EXPENSES
                                                       -------------------------------    -------------------------------
                                                               NINE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------------    -------------------------------
                                                             2004             2003              2004             2003
                                                       -------------    --------------    --------------   --------------
                                                                                 (In thousands)
Contract drilling services......................       $     180,141    $      182,693    $       97,659   $       92,301
Reimbursables (1)...............................               8,408             6,539             7,887            6,022
Labor contract drilling services................                   -                 -                 -                -
Engineering, consulting and other...............               1,362             9,179               228            2,575
Depreciation....................................                 N/A               N/A            34,137           34,582
Selling, general and administrative.............                 N/A               N/A             6,260            6,419
                                                       -------------    --------------    --------------   --------------
         Total..................................       $     189,911    $      198,411    $      146,171   $      141,899
                                                       =============    ==============    ==============   ==============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Domestic contract drilling services revenues decreased $2,552,000 due to a lower average dayrate on our semisubmersibles and fewer operating days on our jackups following the mobilization of four premium jackups out of the U.S. Gulf of Mexico to international locations since the beginning of the Comparable Period. These items were mostly offset by a higher average dayrate on our jackups and higher utilization and average dayrates on our submersibles. Market conditions for jackups and submersibles in the U.S. Gulf of Mexico began to improve during the Current Period as the supply of such rigs has come closer into balance with demand following the industry's mobilization of jackup rigs out of this region for international opportunities. Utilization of our submersibles increased to 92 percent from 74 percent in the Comparable Period, while the average dayrate on these units increased 26 percent to $24,584. Likewise, the average dayrate on our jackup rigs increased 55 percent, although we experienced 436 fewer operating days due to the mobilization of the three premium jackups to Mexico for long-term contracts with Pemex and the mobilization of another premium jackup to the Mediterranean Sea during 2003. The Noble Homer Ferrington operated for an additional 54 days in the Current Period as compared to the Comparable Period before entering the shipyard in early July 2004 for upgrades in preparation for its two-year contract in Nigeria. However, the average dayrate on the units with water depth ratings of 6,000 feet or greater decreased 16 percent due to certain units operating on the spot-rate market with lower average dayrates than those earned while under long-term contracts, and additional downtime in the Current Period. The decrease in engineering, consulting and other revenues of $7,817,000 was attributable to the sale of our interest in certain deepwater oil and gas properties during the fourth quarter of 2003.

      OPERATING COSTS AND EXPENSES. Domestic contract drilling services expenses increased $5,358,000 due to a $9,000,000 pre-tax charge related to costs incurred to repair damage to three of our semisubmersibles in the U.S. Gulf of Mexico as a result of Hurricane Ivan. Excluding this charge, domestic contract drilling services expenses decreased $3,642,000 due to the mobilization of four jackup rigs from the U.S. Gulf of Mexico to international regions and the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division, partially offset by increased costs attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles, which were placed into service in March 2003 and November 2003, respectively. The lower engineering, consulting and other expenses of $2,347,000 was due to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003. Depreciation expense decreased $445,000 due to the mobilization of four premium jackups out of the U.S. Gulf of Mexico and transfer of the Noble Homer Ferrington to our West Africa division, mostly offset by additional depreciation attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles. See the discussion below under "Other items" regarding selling, general and administrative expenses.

                                                                       FORM 10-Q

    ENGINEERING & CONSULTING SERVICES

      The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the nine months ended September 30, 2004 and 2003:

                                                                                                 OPERATING COSTS
                                                              OPERATING REVENUES                   AND EXPENSES
                                                       -------------------------------    ---------------------------------
                                                              NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                       -------------------------------    ---------------------------------
                                                             2004             2003              2004              2003
                                                       -------------    --------------    --------------     --------------
                                                                                  (In thousands)
Contract drilling services......................       $           -    $            -    $            -     $            -
Reimbursables (1)...............................               2,703            13,423             2,659             13,175
Labor contract drilling services................                   -                 -                 -                  -
Engineering, consulting and other...............              10,742             6,873            14,961             14,786
Depreciation....................................                 N/A               N/A               490                500
Selling, general and administrative.............                 N/A               N/A               879                926
                                                       -------------    --------------    --------------     --------------
         Total..................................       $      13,445    $       20,296    $       18,989     $       29,387
                                                       =============    ==============    ==============     ==============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Excluding reimbursables, operating revenues for our engineering and consulting services segment increased $3,869,000 due principally to the sale of a license of our OptiDrill(TM) drilling efficiency technology in the Current Period and additional project management engagements conducted by our Triton Engineering Services subsidiary.

      OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our engineering and consulting services segment increased $118,000 due to the additional project management engagements, mostly offset by higher research and development costs in the Comparable Period for our Noble Technology Services Division.

   OTHER

      The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2004 and 2003:

                                                                                                  OPERATING COSTS
                                                              OPERATING REVENUES                    AND EXPENSES
                                                       -------------------------------    -------------------------------
                                                               NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                       -------------------------------    -------------------------------
                                                            2004             2003               2004            2003
                                                       -------------    --------------    --------------   --------------
                                                                                 (In thousands)
Contract drilling services......................       $           -    $            -    $            -   $            -
Reimbursables (1)...............................               6,894             2,563             6,568            2,419
Labor contract drilling services................              35,615            20,757            28,756           16,951
Engineering, consulting and other...............               6,238             3,159             6,615            2,908
Depreciation....................................                 N/A               N/A             2,619            2,606
Selling, general and administrative.............                 N/A               N/A             1,313              767
                                                       -------------    --------------    --------------   --------------
         Total..................................       $      48,747    $       26,479    $       45,871   $       25,651
                                                       =============    ==============    ==============   ==============

----------
(1) We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

      OPERATING REVENUES. Revenues from our labor contract drilling services increased $14,858,000 due to additional operating days in the North Sea, mostly attributable to the start of a new labor contract under which we commenced

                                                                       FORM 10-Q

operations on three platforms during the Current Period. Foreign exchange fluctuations related to our operations in Canada on the Hibernia project also resulted in higher revenues. We are paid for this work in Canadian dollars, and the Canadian dollar was stronger in the Current Period than in the Comparable Period. In addition, contractual provisions covering the Hibernia project allowed for increases in the labor, maintenance and administrative portions of the dayrate on the project during the Current Period. Engineering, consulting and other revenues increased $3,079,000 due to increased activity on an engineering services engagement in the North Sea.

      OPERATING COSTS AND EXPENSES. Excluding reimbursables, operating costs and expenses for our other services increased $16,071,000 due to the additional labor contract operating days in the North Sea, the stronger Canadian dollar, higher labor, maintenance and administrative costs related to our Hibernia project in Canada, and the increased activity on an engineering services engagement in the North Sea.

   OTHER ITEMS

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4,222,000 due to additional professional fees associated with compliance under the requirements of the Sarbanes-Oxley Act of 2002, additional stock-based compensation expense, additional retirement expenses and higher insurance premiums for corporate-related policies.

      INTEREST EXPENSE. Interest expense decreased $4,795,000 due to the continued retirement of debt since the beginning of the Comparable Period. Since January 1, 2003, we have made repayments of long-term debt totaling $146,977,000, including $66,397,000 in the Current Period.

      OTHER, NET. Other, net increased $2,463,000 due to additional equity in income from our 50 percent equity interest in Noble Crosco Drilling Ltd., a joint venture which owns the Panon jackup rig, and lower foreign exchange losses in the Current Period. The Panon was in the shipyard for two months during the Comparable Period, whereas the rig operated the entire Current Period.

      INCOME TAX PROVISION. Income tax provision decreased $965,000 due to lower pretax earnings, mostly offset by a higher effective tax rate in the Current Period. The effective tax rate was 15 percent in the Current Period compared to 11 percent in the Comparable Period. The higher effective tax rate in the Current Period was a result of additional earnings from rigs owned by U.S. subsidiaries which were operating in Mexico, India and the Mediterranean Sea and reduced earnings from our Brazil and North Sea divisions, which have lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

   OVERVIEW

      Our principal capital resource in the Current Period was net cash provided by operating activities of $212,656,000, which compared to $226,124,000 in the Comparable Period. Although net income in the Current Period was $42,904,000 less than the Comparable Period, $22,703,000 of the decrease was attributable to increased depreciation and the amortization of deferred repairs and maintenance expenditures. However, our change in working capital was $9,772,000 less in the Current Period than the Comparable Period.

      At September 30, 2004, we had cash and cash equivalents of $94,492,000, $84,897,000 of marketable debt securities and $88,999,000 of funds available under our bank credit facility. We had working capital, including cash, of $200,343,000 and $177,936,000 at September 30, 2004 and December 31, 2003,
respectively. Total debt as a percentage of total debt plus shareholders' equity decreased to 19 percent at September 30, 2004 from 21 percent at December 31, 2003 and 23 percent at September 30, 2003.

      We repurchased 1,087,000 of our ordinary shares during the Current Period at an average price of $36.54 per ordinary share for a total cost of $39,714,000, with none during the Current Quarter. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. Share repurchases are effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of November 3, 2004, 9,162,000 shares remained available under this authorization. Proceeds from the exercise of stock options by employees of the Company were

                                                                       FORM 10-Q

$52,344,000 in the Current Period, as compared to $6,303,000 in the Comparable Period. The sales price of our ordinary shares reached a high of $46.50 in the Current Period, as compared to a high of $38.40 in the Comparable Period.

   CAPITAL EXPENDITURES

      Capital expenditures totaled $86,624,000 and $85,211,000 for the Current Quarter and Comparable Quarter, respectively, and $165,074,000 and $236,186,000 for the Current Period and Comparable Period, respectively. Included in capital expenditures for the Current Quarter and Current Period was $32,900,000 for the exercise of our option to purchase the Maersk Viking (renamed the Noble Cees van Diemen) premium jackup rig. Together with the option fee of $15,000,000 we paid in June 2003, the aggregate purchase price for the rig was $47,900,000. Also included in capital expenditures for the Current Period was $29,500,000 for the acquisition of the Okhi (renamed the Noble Mark Burns), a Levingston 111-S designed independent leg jackup unit. Expenditures in the Comparable Period included capital upgrades to certain semisubmersibles of $103,680,000, the exercise price of options to purchase the Noble Gene House and Noble Charlie Yester premium jackup rigs for an aggregate exercise price of $58,100,000 and the acquisition of options for $28,200,000 to purchase the Maersk Viking and Maersk Valiant premium jackup rigs from a subsidiary of A.P. Moeller. Deferred repair and maintenance expenditures totaled $23,847,000 and $6,713,000 for the Current Quarter and Comparable Quarter, respectively, and $46,538,000 and $21,144,000 for the Current Period and Comparable Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the period October 1 through December 31, 2004 will aggregate approximately $70,000,000 and $7,000,000, respectively. Included in our expected capital expenditures is $28,400,000 representing the exercise of our option to purchase the Maersk Valiant (renamed the Noble David Tinsley) on October 28, 2004.

      The Noble Mark Burns is currently in the Dalian New Shipyard in Dalian, China, where we are performing refurbishments and upgrades. We plan to mobilize the unit to the Middle East during the fourth quarter of 2004, where additional upgrade work will include leg extension to 300 feet water depth capability, a 60 foot cantilever, and quarters expansion for 160 personnel. We estimate this upgrade will approximate $30,000,000.

      In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of September 30, 2004, we had approximately $30,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2004 capital expenditure and deferred repair and maintenance amounts described above.

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

   CREDIT FACILITIES AND LONG-TERM DEBT

      Noble Drilling Corporation ("Noble Drilling"), an indirect, wholly-owned subsidiary of Noble Corporation ("Noble"), has in place a $200,000,000 bank credit agreement (the "Credit Agreement"), which extends through May 30, 2006. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. During the Current Quarter, we repaid $25,000,000 of the outstanding borrowings under the Credit Agreement. At September 30, 2004, we had outstanding borrowings and outstanding letters of credit of $100,000,000 and $11,001,000, respectively, under the Credit Agreement, with $88,999,000 remaining available thereunder. Additionally, at September 30, 2004, we had other letters of credit and third-party corporate guarantees totaling $36,644,000 and $41,386,000 of performance and customs bonds supported by surety bonds.

      At September 30, 2004, total long-term debt was $523,182,000, including current maturities of $17,751,000, compared to total long-term debt of $589,573,000, including current maturities of $47,666,000, at December 31, 2003. At September 30, 2003, total long-term debt was $622,732,000, including current maturities of $66,659,000.

      We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

    CONTINGENCIES

      In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 94 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in preliminary stages and we have not confirmed the number of plaintiffs, if any, that were employed by our subsidiary or otherwise associated with our drilling operations during the relevant period. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

      Noble Asset Company Limited ("NACL"), an indirect, wholly-owned subsidiary of Noble, has been named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The

                                                                       FORM 10-Q



Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig's previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,300,000 and a customs bond in the amount of $21,340,000, both of which remain in place. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig's previous owner. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. To mitigate the risk of losses, these investments are marked to market periodically and are monitored by management to assure compliance with policies established by the Company. A portion of the marketable equity securities we own, consisting primarily of interests in mutual funds, is held by a Rabbi Trust established and maintained by us in connection with the Noble Drilling Corporation 401(k) Savings Restoration Plan. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not materially affect our consolidated results of operations, cash flows or financial position.

      We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread above LIBOR. At September 30, 2004, there was

                                                                       FORM 10-Q

$100,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,000,000 change in interest expense on an annual basis.

      Although we conduct business internationally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. Generally, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have any other significant assets, liabilities or financial instruments that are sensitive to foreign currency exchange rates.

      Our North Sea operations have a significant amount of its cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2004, we entered into forward contracts in March and April 2004 to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These forward contracts represented approximately 50 percent of our forecasted Euro and British Pound requirements for 2004 after the respective dates we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative net unrealized gain on these forward contracts is included in "Accumulated other comprehensive income" in our Consolidated Balance Sheet at September 30, 2004. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three and nine months ended September 30, 2004 related to these forward contracts. See Note 10 to our accompanying consolidated financial statements for additional information on the balance of the net unrealized gain on these forward contracts and the related activity for the three and nine months ended September 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

      Noble's Chairman and Chief Executive Officer, James C. Day, and Noble's Senior Vice President and Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company's disclosure controls and procedures are functioning effectively. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

      The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

                                                                       FORM 10-Q

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NOBLE CORPORATION

  DATE: November 9, 2004    By: /s/ Mark A. Jackson
                                ------------------------------------------------
                                Mark A. Jackson,
                                Senior Vice President, Chief Financial Officer, Treasurer, Controller and Assistant Secretary (Principal Financial and Accounting Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   EXHIBIT
----     -----------------------------------------------------------------------
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