Form 10-K
period 2004-12-31
NOBLE CORP
filed 2005-03-08
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Registrant’s Telephone Number, Including Area Code: (281) 276-6100

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, Par Value $.10 Per Share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     Aggregate market value of Ordinary Shares held by nonaffiliates as of June 30, 2004: $4,990,000,000

     Number of Ordinary Shares outstanding as of March 3, 2005: 135,569,061

DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1) Proxy statement for the 2005 annual general meeting of members - Part III

FORM 10-K

     This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include, but are not limited to, the following:

•	volatility in crude oil and natural gas prices;

•	changes in our customers’ drilling programs or budgets due to their own internal corporate events, changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as a general economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services;

•	our inability to execute any of our business strategies;

•	cost overruns or delays in shipyard repair, maintenance, conversion or upgrade projects;

•	changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

•	cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts;

•	intense competition in the drilling industry;

•	changes in the rate of economic growth in the U.S. or in other major international economies;

•	political and economic conditions in markets where we from time to time operate;

•	adverse weather (such as hurricanes and monsoons) and seas;

•	operational risks (such as blowouts, fires and loss of production);

•	changes in oil and gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive;

•	costs and effects of unanticipated legal and administrative proceedings;

•	limitations on our insurance coverage or our inability to obtain or maintain insurance coverage at rates and with deductible amounts that we believe are commercially reasonable;

•	the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets;

•	requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation);

•	acts of war or terrorism;

•	significant changes in trade, monetary or fiscal policies worldwide, including changes in interest rates; and

•	currency fluctuations between the U.S. dollar and other currencies.

     All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-K, the words “believes”, “anticipates”, “expects”, “plans” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART I

ITEM 1. BUSINESS.

GENERAL

     We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 60 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000TM semisubmersibles and four ultra-deepwater hulls), three dynamically positioned drillships, 41 jackup rigs and three submersibles. For additional information on the specifications of the fleet, see “Item 2. Properties-Drilling Fleet.” Approximately 80 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

     Noble Corporation, a Cayman Islands exempted company limited by shares (which we sometimes refer to in this report as “Noble”), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as “Noble Drilling”) that was organized in 1939, as part of the internal corporate restructuring of Noble Drilling and its subsidiaries effective April 30, 2002. For more information on this restructuring, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Corporate Restructuring.” Noble and its predecessors have been engaged in the contract drilling of oil and gas wells for others domestically since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term “Noble” refers to Noble Corporation and the terms “Company”, “we”, “our” and words of similar import refer to Noble and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

BUSINESS STRATEGY

     Our long-standing business strategy continues to be the active expansion of our international offshore drilling and deepwater capabilities through acquisitions, rig upgrades and modifications, and the deployment of assets in important geological areas.

     Since the beginning of 2000, we have mobilized nine jackup rigs and one semisubmersible from the U.S. Gulf of Mexico to international markets. In addition, since the beginning of 2000 we have added nine jackups to our international fleet through acquisitions. We continue to evaluate other opportunities to deploy units in our fleet, including certain deepwater units, in important geological areas worldwide.

     Both the level of drilling activity and the number of announced discoveries and related development programs in water depths greater than 5,000 feet have increased substantially in recent years, thus increasing the demand for rigs capable of drilling in these water depths. As such, in recent years we have focused on increasing the number of rigs in our fleet capable of ultra-deepwater offshore drilling. Since the beginning of 2000, we have added two deepwater semisubmersibles to our fleet and have acquired two additional semisubmersible baredeck hulls.

     The offshore contract drilling industry has, in recent years, experienced a series of asset sales and consolidations among drilling contractors, and we expect this trend to continue as drilling contractors position themselves strategically in the market. From time to time, we discuss asset transactions or business combinations with others, and we intend to continue to consider business opportunities that we believe promote our business strategy. As noted above, since the beginning of 2000 we have added 13 units to our fleet through acquisitions and joint ventures (see “-Business Development During 2004” below).

     In addition, as part of our strategy, we have focused on the continued development of technological applications for the drilling industry. We believe these applications differentiate our fleet by incorporating new technology, enhancing our reputation with our customers, and providing a mechanism to grow our earnings with lower capital investment requirements than required for our fleet of drilling rigs. Our Noble Drilling Technology Division is engaged in this activity.

BUSINESS DEVELOPMENT DURING 2004

     As part of our strategy to expand our international operations, we acquired three jackup rigs, which are currently in the Middle East, and we mobilized the Noble Homer Ferrington semisubmersible to Nigeria from the U.S. Gulf of Mexico for a long-term contract that commenced in November 2004. In December 2003, we mobilized the Noble Carl Norberg jackup rig to the Mediterranean Sea from the U.S. Gulf of Mexico for a 14-month contact, which commenced in January 2004. Also in December 2003, we mobilized the Noble Dick Favor jackup rig from Brazil to the Middle East. Following an upgrade project, the unit commenced operations in August 2004. In addition, since September 2002 we have mobilized a total of seven jackup rigs to Mexico from the U.S. Gulf of Mexico for long-term contracts with Petroleos Mexicanos (“Pemex”).

     In December 2004, we received a commitment from Shell Exploration & Production Company for a two-year contract on the Noble Clyde Boudreaux ultra-deepwater semisubmersible. The unit began a capital upgrade program in January 2005, which upon completion will enable the unit to drill in water depths of 10,000 feet. This upgrade is expected to be completed and the unit to commence operations in the third quarter of 2006. For additional information regarding the estimated costs of this upgrade, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures.”

     In October 2004, we exercised our option to purchase the Noble David Tinsley (formerly Maersk Valiant), a MODEC 300C, independent leg, cantilever jackup rig, for an exercise price of $28,400,000. In June 2003, we paid an option fee of $13,200,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $41,600,000. After undergoing a refurbishment and upgrade program, the unit commenced a 500-day contract in Qatar in February 2005.

     In July 2004, we exercised our option to purchase the Noble Cees van Diemen (formerly Maersk Viking), a MODEC 300C, independent leg, cantilever jackup rig, for an exercise price of $32,900,000. In June 2003, we paid an option fee of $15,000,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47,900,000. After undergoing a refurbishment and upgrade program, the unit commenced an 880-day contract in Qatar in September 2004.

     In June 2004, we purchased the Noble Mark Burns (formerly Okhi), a Levingston 111-S designed independent leg jackup rig, for $29,500,000 in cash. After undergoing initial refurbishments and upgrades in the Dalian New Shipyard in Dalian, China, in December 2004 we mobilized the unit to the Middle East, where additional upgrade work is currently ongoing to include leg extension to 300 feet water depth capability, a 65 foot cantilever, a third mud pump and quarters expansion for 160 personnel. The unit has a letter of intent for a 475-day contract in Qatar following completion of its upgrade scheduled for the third quarter of 2005.

     We continued the development of our technology initiatives in 2004. We installed aluminum alloy riser on the Noble Roger Eason drillship in Brazil during its upgrade in 2004. We had previously successfully installed aluminum alloy riser on the Noble Leo Segerius drillship in Brazil and the Noble Therald Martin semisubmersible in the U.S. Gulf of Mexico, with further installation planned on the Noble Lorris Bouzigard semisubmersible. During 2004, we continued to test various components of our Well DirectorTM automatic rotary steerable system to ensure its robustness and reliability prior to its full commercialization. We drilled additional test wells for customers using the system in 2004 and anticipate it will become fully commercial during 2005. We also continue to seek additional opportunities to utilize or license our drilling products and software designed to increase drilling efficiency. These efforts may be done solely by Noble or through joint ventures with industry partners. In addition, we continued to expand our project management and engineering services to international markets during 2004.

DRILLING CONTRACTS

     We typically employ each drilling unit under an individual contract. Although the final terms of the contracts are the result of our negotiations with our customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:

•	contract duration extending over a specific period of time or a period necessary to drill one or more wells (in general, we seek to have a reasonable balance of short- and long-term contracts to minimize the impact of a decline in the market, while obtaining the upside of increasing market prices in a rising market);

•	provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to either breakdown of major equipment or “force majeure” events beyond our control and the control of the customer;

•	options in favor of the customer to drill one or more additional wells, generally upon advance notice to us;

•	payment of compensation to us (generally in U.S. dollars) on a “daywork” basis, so that we receive a fixed amount for each day (“dayrate”) that the drilling unit is operating under contract (lower rates or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control);

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies; and

•	reimbursement to us by the customer of certain “out-of-pocket” expenses paid by us for the account of the customer.

     The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us. The terms may also require an early termination payment by the customer. The drilling contracts for seven of our jackups contracted to Pemex as of February 28, 2005 contain provisions that allow early cancellation on five days or less notice to us without Pemex making an early termination payment.

     During times of depressed market conditions, our customers may seek to avoid or reduce their obligations under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.

     As of February 28, 2005, 23 of our rigs were contracted for the remainder of 2005. We anticipate that the primary terms of the current contracts on 31 of our rigs will expire at varying times in 2005, subject to options to extend in the case of 27 contracts. Our remaining rigs (excluding our three ultra-deepwater hulls in inventory, ready for upgrade) were in a shipyard for repair, refurbishment or upgrade as of February 28, 2005.

     Many contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one location to another. When market conditions require us to bear these costs, our operating margins are accordingly reduced. We cannot predict our ability to recover these costs in the future. For shorter moves such as “field moves”, our customers have generally agreed to bear the costs of moving the unit by paying us a reduced dayrate or “move rate” while the unit is being moved.

OFFSHORE DRILLING OPERATIONS

     Our offshore contract drilling operations, which accounted for approximately 91 percent, 94 percent and 95 percent of operating revenues for the years ended December 31, 2004, 2003 and 2002, respectively, are conducted worldwide. Our offshore drilling fleet consists of 60 units. For additional information on the specifications of the fleet, see “Item 2. Properties-Drilling Fleet.” Our principal regions of contract drilling operations include the Middle East, Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. In 2004, Pemex and Petroleo Brasiliero S.A. (“Petrobras”) accounted for approximately 14 percent and 10 percent, respectively, of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues in 2004.

International Contract Drilling

     Our contract drilling services revenues from international sources accounted for approximately 74 percent, 73 percent and 68 percent of our total contract drilling services revenues for 2004, 2003 and 2002, respectively. In 2004, approximately 47 percent of our international contract drilling services revenues was derived from contracts with government-owned companies, 43 percent was derived from contracts with companies having equity market capitalization greater than $4 billion (“large cap companies”), and the remaining 10 percent was derived from other independent operators.

Domestic Contract Drilling

     Contract drilling services revenues generated in the U.S. accounted for approximately 26 percent, 27 percent and 32 percent of our total contract drilling services revenues for 2004, 2003 and 2002, respectively. In 2004, approximately 72 percent of our domestic contract drilling revenues was derived from contracts with large cap companies and the remaining 28 percent was derived from contracts with other independent operators.

Labor Contracts

     Our offshore operations also include services we perform under labor contracts for drilling and workover activities covering 13 rigs operating in the U.K. North Sea and two rigs under a labor contract (the “Hibernia Project”) off the east coast of Canada. These rigs are not owned or leased by us. During 2004, we commenced a three-year contract with Apache North Sea Limited to take over the provision of drilling and maintenance services on its Forties Field covering five platforms and a labor contract for the BP Clair Platform in the North Sea.

     Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operated under a five-year agreement that expires in 2007, our labor contracts are generally renewable on an annual basis.

TECHNOLOGY, ENGINEERING SERVICES AND PROJECT MANAGEMENT

     Our technology initiative focuses on the design and development of drilling products, drilling-related software programs, technical solutions to enhance drilling efficiency, and applications that allow us to drill in deeper water depths with less capital investment. In addition, we provide well site management, project management and engineering services.

COMPETITION AND RISKS

     The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although demand for our services improved throughout 2004, we believe that competition for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have access to greater financial resources than we do.

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

     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. Despite favorable oil prices in 2004, drilling activity in certain international markets, which are influenced more by oil prices than natural gas prices, was generally weaker in 2004 as compared to 2003 and 2002. We believe that operators in these international markets have been reluctant to increase drilling activity due to the uncertainty surrounding the worldwide economy, the political unrest in the Middle East (including the military action in Iraq), Nigeria and Venezuela, and difficulties in obtaining funding from government-affiliated oil companies. However, drilling activity in the North Sea and West Africa began to improve in the latter part of 2004, while remaining strong in other international markets in which we operate, including the Middle East, Mexico and Brazil.

     Natural gas prices during 2004 averaged $6.13 per thousand cubic feet (source: average Henry Hub closing bidweek price). Although natural gas prices in 2004 were 12 percent higher than 2003, and significantly higher than historical prices, operators generally did not significantly increase drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles until the second half of 2004 due principally to a lack of economically viable drilling prospects and uncertainty surrounding the worldwide economy. Drilling activity levels in water depths applicable to semisubmersibles also began to improve during the second half of 2004.

     Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. We believe that a significant decrease from recent historical average oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for our services.

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

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Many aspects of our operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Generally, these environmental laws and regulations impose “strict liability”. This means that we could be liable without regard to our negligence or fault. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for any of our acts, even if they complied with all applicable laws in effect at the time we acted.

     The U.S. Oil Pollution Act of 1990 (“OPA `90”) and regulations thereunder impose certain additional operational requirements on our domestic offshore rigs and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA `90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. We monitor these regulations and do not believe that they are likely to have a material adverse effect on our financial condition or results of operations. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us any differently or to any greater or lesser extent than other companies in the energy services industry.

     The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.

EMPLOYEES

     At December 31, 2004, the Company employed approximately 5,300 persons, including persons engaged through labor contractors or agencies. Of the 5,300 persons, approximately 80 percent were engaged in international operations and approximately 20 percent were engaged in domestic operations. We are not a party to any collective bargaining agreements that are material. We consider our employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at our internet website at http://www.noblecorp.com. These filings are also available to the public at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 450 Fifth

Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at http://www.sec.gov.

     We also make available on our website the following:

•	Charters for the Audit, Compensation, Nominating and Corporate Governance, and Finance Committees of our board of directors;

•	Our code of business conduct and ethics;

•	Our Memorandum and Articles of Association; and

•	Methods for contacting members of our board of directors.

     Printed copies of our committee charters and code of business conduct and ethics are available in print to any member who requests them.

ITEM 2. PROPERTIES.

DRILLING FLEET

     Our offshore drilling rig fleet consists of 60 units composed of 13 semisubmersibles (including five Noble EVA-4000™ semisubmersibles and four ultra-deepwater hulls), three drillships, 41 jackup rigs and three submersibles. The rig count includes one drillship and one jackup unit in which we have partial ownership interests through joint ventures and one jackup rig operated pursuant to a lease (“bareboat charter”) agreement. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

Semisubmersibles

     Our semisubmersible fleet consists of 13 units. Among the 13 are five units that have been converted to Noble EVA-4000™ semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles (two of which require substantial capital expenditure upgrades to place in operational condition). Also included in this fleet are two Pentagone 85 semisubmersibles, two Bingo 9000 baredeck hulls, and one semisubmersible capable of operating in harsh environments. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a dynamic positioning system and can drill in many areas where jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are designed to work in water depths of up to 10,000 feet, depending on the unit. Semisubmersibles are typically more expensive to construct and operate than jackup rigs. One of our Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles, the Noble Clyde Boudreaux, received a commitment in December 2004 from Shell Exploration & Production Company for a two-year contract. Upon completion of capital upgrades, which are estimated to be completed in the third quarter of 2006, the unit will be capable of drilling in water depths up to 10,000 feet.

     We have extended the water depth capability of certain of our semisubmersibles and dynamically positioned drillships discussed below by the deployment of our proprietary aluminum alloy riser (see “Item 1. Business-Business Development During 2004”).

Dynamically Positioned Drillships

     We have three dynamically positioned drillships in the fleet. Drillships are ships that are equipped for drilling and are typically self-propelled. Our drillships are positioned over the well through the use of a computer controlled dynamic positioning system. Our two wholly-owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 5,900 feet and 7,200 feet, respectively. The Noble Muravlenko, in which we own an 82 percent interest through a joint venture, is capable of drilling in water depths up to 4,800 feet.

Jackup Rigs

     We have 41 jackup rigs in the fleet, including one in which we own a 50 percent interest through a joint venture and one that we operate pursuant to a bareboat charter agreement. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackup rigs are independent leg (i.e., the legs can be raised or lowered independently of each other), cantilevered rigs, and the Noble Mark Burns is under conversion. We acquired the Noble Mark Burns in June 2004 and are upgrading the unit to 300 feet water depth capability, a 65 foot cantilever, a third mud pump, and quarters expansion for 160 personnel. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between eight and 390 feet, depending on the jackup rig.

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

     The following table sets forth certain information concerning our drilling rig fleet at February 28, 2005. The table does not include any rigs owned by operators for which we had labor contracts or letters of intent as of February 28, 2005. We operate and, unless otherwise indicated, own all of the rigs included in the table. All of our rigs are equipped with top drives.

Drilling Fleet

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)

Semisubmersibles - 13
Noble Paul Wolff	Noble EVA-4000™- DP	1999 R	8,900	30,000	Brazil	Active
Noble Paul Romano	Noble EVA-4000™	1998 R	6,000	30,000	U.S. Gulf of Mexico	Shipyard/Contracted
Noble Amos Runner	Noble EVA-4000™	1999 R	6,600	30,000	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	Friede & Goldman 9500
	Enhanced Pacesetter	2000 R	6,000	30,000	Nigeria	Active
Noble Lorris Bouzigard (3)	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Therald Martin (3)	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Ton van Langeveld (4)	Offshore Co. SCP III	2000 R	1,500	20,000	U.K.	Active
Noble Clyde Boudreaux (5)	Friede & Goldman 9500
	Enhanced Pacesetter	2006 R	10,000	35,000	U.S. Gulf of Mexico	Shipyard/Contracted
Noble Dave Beard (5)	Friede & Goldman 9500
	Enhanced Pacesetter	1986	10,000	35,000	China	Shipyard
Bingo 9000 Rig 3 (5)	Trosvik Bingo 9000	1999	10,000	35,000	China	Shipyard
Bingo 9000 Rig 4 (5)	Trosvik Bingo 9000	1999	10,000	35,000	China	Shipyard

Dynamically Positioned Drillships - 3
Noble Roger Eason (3)	Nedlloyd	2005 R	7,200	25,000	Brazil	Shipyard/Contracted
Noble Leo Segerius (3)	Gusto Engineering Pelican Class	1996 R	5,900	20,000	Brazil	Active
Noble Muravlenko (6)	Gusto Engineering Pelican Class	1997 R	4,800	21,000	Brazil	Active

Independent Leg Cantilevered Jackups - 41
Noble Bill Jennings	MLT 84 - E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Eddie Paul	MLT 84 - E.R.C.	1995 R	390	25,000	U.S. Gulf of Mexico	Active
Noble Leonard Jones	MLT 53 - E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Julie Robertson (4) (7)	Baker Marine Europe Class	2000 R	390	25,000	U.K.	Active
Noble Al White (4)	CFEM T-2005C	1997 R	360	25,000	The Netherlands	Active
Noble Kolskaya (4) (8)	Gusto Engineering-C	1997 R	330	25,000	The Netherlands	Active
Noble Byron Welliver (4)	CFEM T-2005C	1982	300	25,000	Denmark	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Roy Butler (9)	F&G L-780 MOD II	1996 R	300	25,000	Nigeria	Active
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Nigeria	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	U.A.E.	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	U.A.E.	Active
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Gus Androes	Levingston 111-C	1996 R	300	25,000	U.A.E.	Active
Noble Lewis Dugger	Levingston 111-C	1997 R	300	20,000	U.S. Gulf of Mexico	Shipyard
Noble Ed Holt	Levingston 111-C	1994 R	300	25,000	India	Active
Noble Sam Noble	Levingston 111-C	1982	300	25,000	Mexico	Active
Noble Gene Rosser	Levingston 111-C	1996 R	300	20,000	Mexico	Active
Noble John Sandifer	Levingston 111-C	1995 R	300	20,000	Mexico	Active
Panon (10)	Levingston 111-C	2001 R	300	20,000	Qatar	Active
Noble Mark Burns	Levingston 111-C	2005 R	300	25,000	U.A.E.	Shipyard/Contracted
Noble Cees van Diemen	MODEC 300C	1981	300	25,000	Qatar	Active
Noble David Tinsley	MODEC 300C	2004 R	300	25,000	U.A.E.	Active
Noble Gene House	MODEC 300C-38	1981	300	25,000	Qatar	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Roy Rhodes (11)	MLT Class 116-C	1979	300	25,000	U.A.E.	Active
Noble Charles Copeland	MLT Class 82-SD-C	2001 R	250	20,000	Qatar	Active
Noble Earl Frederickson	MLT Class 82-SD-C	1979	250	20,000	Mexico	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	U.S. Gulf of Mexico	Active
Noble Ed Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Mediterranean Sea	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	U.A.E.	Active
Noble George Sauvageau (4)	NAM Nedlloyd-C	1981	250	20,000	The Netherlands	Active
Noble Ronald Hoope (4)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Lynda Bossler (4)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Piet van Ede (4)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	Qatar	Active
Noble Don Walker	Baker Marine BMC 150	1992 R	150	20,000	Nigeria	Active
Dhabi II	Baker Marine BMC 150	1981	150	20,000	U.A.E.	Active

Submersibles - 3
Noble Joe Alford	Pace Marine 85G	1997 R	85	25,000	U.S. Gulf of Mexico	Active
Noble Lester Pettus	Pace Marine 85G	1997 R	85	25,000	U.S. Gulf of Mexico	Active
Noble Fri Rodli	Transworld	1998 R	70	25,000	U.S. Gulf of Mexico	Active

See footnotes on the following page.

Footnotes to Drilling Fleet

(1)	Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management.

(2)	Rigs listed as “active” were operating under contract; rigs listed as “available” were available for bidding; rigs listed as “contracted” have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as “shipyard” are in a shipyard for repair, refurbishment or upgrade.

(3)	Water depth rating is pursuant to the use of Noble’s proprietary aluminum alloy riser. For additional information regarding units on which the aluminum alloy riser is or will be deployed, see “Item 1.Business-Business Developments During 2004.”

(4)	Harsh environment capability.

(5)	Water depth rating is subsequent to the rig’s planned upgrade. The Noble Bingo 9000 Rig 3 and Noble Bingo 9000 Rig 4 are baredeck hulls.

(6)	We operate the unit and own an 82 percent interest in the unit through a joint venture.

(7)	Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 180 feet of water. We own the additional legs required to extend the drilling depth capability to 390 feet of water.

(8)	We operate the unit pursuant to a bareboat charter agreement.

(9)	Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

(10)	We own a 50 percent interest in the unit through a joint venture.

(11)	Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. The estimated cost of adding the additional leg capacity is $2,500,000.

FACILITIES

     Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in Zug, Switzerland; Sugar Land, Texas; New Orleans, Louisiana; Leduc, Alberta and St. John’s, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Stavanger, Norway; Ciudad Ojeda, Venezuela; Del Carmen, Mexico; Doha, Qatar; Abu Dhabi and Dubai, U.A.E.; Beverwijk and Den Helder, The Netherlands; Macae, Brazil; Celle, Germany; Moscow, Russia; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities in Bayou Black, Louisiana and Aberdeen, Scotland.

ITEM 3. LEGAL PROCEEDINGS.

     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 130 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in preliminary stages and we have not confirmed the number of plaintiffs, if any, that were employed by our subsidiary or otherwise associated with our drilling operations during the relevant period. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,300,000 and a customs bond in the amount of $21,340,000, both of which remain in place. NACL filed its initial replies to the Show Cause Notice in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. The Commissioner has not ruled to date. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 1, 2005 with respect to our executive officers:

Name	Age	Position
James C. Day	61	Chairman of the Board, Chief Executive Officer and President and Director

Mark A. Jackson	49	Chief Operating Officer, Senior Vice President, Chief Financial Officer,
		Treasurer, Controller and Assistant Secretary

Danny W. Adkins	54	Senior Vice President – Operations, Noble Drilling Corporation

Julie J. Robertson	49	Senior Vice President – Administration and Corporate Secretary

     James C. Day has served as Chairman of the Board of Noble since October 22, 1992 and as Chief Executive Officer since January 1, 1984. He served as President of Noble Drilling from January 1, 1984 to January 1, 1999 before reassuming the office of President of Noble effective March 1, 2005. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble since 1984. Mr. Day is also a director of two public companies, Global Industries, Ltd. and ONEOK, Inc., and a trustee of The Samuel Roberts Noble Foundation, Inc., a not-for-profit corporation.

     Mark A. Jackson has served as Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble since September 1, 2000. Mr. Jackson was named Chief Operating Officer effective March 1, 2005. From May 1999 to August 2000, Mr. Jackson served as Executive Vice President and Chief Financial Officer for Santa Fe Snyder Corporation, an oil and gas exploration and production company. From August 1997 to May 1999, he served as Senior Vice President and Chief Financial Officer of Snyder Oil Corporation, an oil and gas exploration and production company. Prior to August 1997, Mr. Jackson served consecutively in the positions of Vice President & Controller, Vice President - Finance and Vice President & Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, beginning in 1988.

     Danny W. Adkins has served as Senior Vice President — Operations of Noble Drilling since November 1, 2003. Prior to that, he held the same position with Noble Drilling International (Cayman) Ltd. since August 2000. From March 1997 to August 2000, Mr. Adkins served consecutively as Vice President — Engineering and Senior Vice President — Engineering for Noble Drilling Services Inc. From September 1994 to March 1997, he served as Vice President — Operations for Noble Drilling Services Inc. Prior to September 1994, Mr. Adkins served consecutively in the positions of Manager of Engineering and Vice President — Operations for a predecessor subsidiary of Noble, beginning in December 1990.

     Julie J. Robertson has served as Senior Vice President — Administration of Noble since July 2001 and as Corporate Secretary of Noble since December 1993. Ms. Robertson served as Vice President – Administration of Noble Drilling from April 1996 to July 2001. In September 1994, Ms. Robertson became Vice President — Administration of Noble Drilling Services Inc. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Noble’s ordinary shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices of our ordinary shares:

	High	Low
2004
First quarter	$42.91	$35.00
Second quarter	39.69	33.53
Third quarter	46.50	35.32
Fourth quarter	50.54	42.77

2003
First quarter	$38.40	$31.18
Second quarter	37.80	30.46
Third quarter	36.61	31.37
Fourth quarter	37.46	32.75

     As previously reported on Form 8-K, in October 2004, Noble’s board of directors took action to modify our then existing dividend policy and institute a new policy in the first quarter of 2005 for the payment of a quarterly cash dividend. On February 4, 2005, Noble’s board of directors declared a quarterly cash dividend of $0.02 per ordinary share. This dividend was paid on March 1, 2005 to members (shareholders) of record on February 16, 2005. Prior thereto, the Company had not paid cash dividends on its equity securities since becoming a publicly held corporation in October 1985. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.

     At March 3, 2005, there were 1,467 record holders of ordinary shares.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$1,066,231	$987,380	$990,248	$1,029,760	$898,224
Net income	146,086	166,416	209,503	262,922	165,554
Per share:
Basic	$1.10	$1.26	$1.58	$1.98	$1.24
Diluted	1.09	1.25	1.57	1.96	1.22

Balance Sheet Data (at end of period)
Cash and marketable securities (1)	$191,578	$237,843	$265,466	$278,306	$173,235
Property and equipment, net	2,743,620	2,625,866	2,471,043	2,149,217	2,095,129
Total assets	3,307,973	3,189,633	3,065,714	2,750,740	2,595,531
Long-term debt	503,288	541,907	589,562	550,131	650,291
Total debt (2)	511,649	589,573	670,139	605,561	699,642
Shareholders’ equity	2,384,434	2,178,425	1,989,210	1,778,319	1,576,719

Other Data
Net cash provided by operating activities	$332,221	$365,308	$445,364	$451,046	$330,736
Acquisitions and related capital upgrades	110,548	194,400	356,854	50,440	58,993
Other capital expenditures	150,493	112,734	121,500	89,426	66,206

(1)	Consists of Cash and cash equivalents and Investments in marketable securities as reported on our consolidated balance sheets.

(2)	Consists of long-term debt and current maturities of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion is intended to assist you in understanding our financial position as of December 31, 2004 and 2003, and our results of operations for each of the three years in the period ended December 31, 2004. You should read the accompanying consolidated financial statements and their notes in conjunction with this discussion.

EXECUTIVE OVERVIEW

     Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. Despite favorable oil prices in 2004, drilling activity in certain international markets, which are influenced more by oil prices than natural gas prices, was generally weaker in 2004 as compared to 2003 and 2002. We believe that operators in these international markets have been reluctant to increase drilling activity due to the uncertainty surrounding the worldwide economy, the political unrest in the Middle East (including the military action in Iraq), Nigeria and Venezuela, and difficulties in obtaining funding from government-affiliated oil companies. However, drilling activity in the North Sea and West Africa began to improve in the latter part of 2004, while remaining strong in other international markets in which we operate, including the Middle East, Mexico and Brazil.

     Natural gas prices during 2004 averaged $6.13 per thousand cubic feet (source: average Henry Hub closing bidweek price). Although natural gas prices in 2004 were 12 percent higher than 2003, and significantly higher than historical prices, operators generally did not significantly increase drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles until the second half of 2004 due principally to a lack of economically viable drilling prospects and uncertainty surrounding the worldwide economy. Drilling activity levels in water depths applicable to semisubmersibles also began to improve during the second half of 2004.

     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services have an adverse effect on our results of operations.

     In recent years, we have focused on increasing the number of rigs in our fleet capable of ultra-deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas. We have also increased the number of jackups in key international markets. Since the beginning of 2000, we have mobilized nine jackup rigs and one semisubmersible from the U.S. Gulf of Mexico to international markets. We have also added nine jackups to our international fleet through rig acquisitions during this same period. In addition, we have added two deepwater semisubmersibles to our fleet and have acquired two additional semisubmersible baredeck hulls since the beginning of 2000.

RESULTS OF OPERATIONS

2004 Compared to 2003

     General

          Net income for 2004 was $146,086,000, or $1.09 per diluted share, on operating revenues of $1,066,231,000, compared to net income of $166,416,000, or $1.25 per diluted share, on operating revenues of $987,380,000 for 2003.

          The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 16 of our accompanying consolidated financial statements) for the periods indicated:

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
2004

Operating Revenues:
Contract drilling services	$697,858	$239,556	$—	$—	$937,414
Reimbursables	19,720	13,777	7,557	9,180	50,234
Labor contract drilling services	—	—	—	51,327	51,327
Engineering, consulting and other	2,834	1,694	13,935	8,793	27,256

	$720,412	$255,027	$21,492	$69,300	$1,066,231

Operating Costs and Expenses:
Contract drilling services	$436,895	$125,613	$—	$—	$562,508
Reimbursables	15,184	13,100	7,509	8,817	44,610
Labor contract drilling services	—	—	—	42,669	42,669
Engineering, consulting and other	(2,250)	620	20,034	8,935	27,339
Depreciation	119,608	44,566	589	3,456	168,219
Selling, general and administrative	22,340	8,602	1,113	1,659	33,714

	$591,777	$192,501	$29,245	$65,536	$879,059

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
2003

Operating Revenues:
Contract drilling services	$646,949	$242,654	$—	$—	$889,603
Reimbursables	15,234	10,350	13,887	4,743	44,214
Labor contract drilling services	—	—	—	28,492	28,492
Engineering, consulting and other	1,138	9,374	9,658	4,901	25,071

	$663,321	$262,378	$23,545	$38,136	$987,380

Operating Costs and Expenses:
Contract drilling services	$380,029	$125,009	$—	$—	$505,038
Reimbursables	11,135	9,722	13,606	4,561	39,024
Labor contract drilling services	—	—	—	22,642	22,642
Engineering, consulting and other	(614)	3,012	21,270	4,581	28,249
Depreciation	97,584	46,473	610	3,460	148,127
Selling, general and administrative	15,839	8,527	1,235	1,033	26,634
Gain on sale of property and equipment	—	(3,472)	—	—	(3,472)

	$503,973	$189,271	$36,721	$36,277	$766,242

Rig Utilization, Operating Days and Average Dayrates

     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2004 and 2003:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2004	2003	2004	2003	2004	2003
International (3):
Jackups	87%	82%	11,332	9,620	$50,325	$51,614
Semisubmersibles — >6,000’(4)	72%	100%	397	365	$144,018	$149,217
Semisubmersibles — <6,000’(5)	100%	95%	366	347	$49,877	$44,131
Drillships	60%	98%	659	1,071	$79,134	$75,296

Total International	85%	84%	12,754	11,403	$54,717	$56,735

Domestic (6):
Jackups	97%	91%	713	1,144	$45,785	$30,271
Semisubmersibles — >6,000’(4)	97%	87%	1,612	1,580	$103,210	$120,784
Semisubmersibles — <6,000’(5)	43%	29%	313	107	$44,144	$45,025
Submersibles	94%	77%	1,034	613	$25,840	$20,188

Total Domestic	87%	81%	3,672	3,444	$65,239	$70,457

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

International Contract Drilling Services

     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services segment for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Contract drilling services	$697,858	$646,949	$436,895	$380,029
Reimbursables (1)	19,720	15,234	15,184	11,135
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	2,834	1,138	(2,250)	(614)
Depreciation	N/A	N/A	119,608	97,584
Selling, general and administrative	N/A	N/A	22,340	15,839

Total	$720,412	$663,321	$591,777	$503,973

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. International contract drilling services revenues increased $50,909,000 as additional operating days in our Middle East, Mexico and West Africa divisions were partially offset by weaker market conditions in the North Sea, and a shipyard project on the Noble Roger Eason drillship in Brazil. We had 1,392 additional operating days in our Middle East division due primarily to the acquisition of the Noble Gene House, Noble Charlie Yester and Noble Cees van Diemen premium jackups in July 2003, September 2003, and July 2004, respectively, the mobilization of the Noble Carl Norberg premium jackup to the Mediterranean Sea from the U.S. Gulf of Mexico in December 2003, and additional operating days on the Noble Dick Favor. The additional operating days in our Middle East division resulted in additional revenues of approximately $68,000,000. In Mexico, we experienced an additional 373 operating days due to the mobilization of three premium jackups from the U.S. Gulf of Mexico since the beginning of 2003 for long-term contracts with Pemex, which resulted in additional international contract drilling services revenues of approximately $19,000,000. An increase in activity in West Africa over the latter part of 2004 resulted in an additional 256 operating days on our jackups in the region as compared to 2003. In addition, we transferred the Noble Homer Ferrington semisubmersible to our West Africa division in July 2004 from the U.S. Gulf of Mexico for a two-year contract that commenced in November 2004. The additional operating days in West Africa resulted in additional revenues of approximately $13,000,000. The generally weaker market conditions in the North Sea resulted in lower utilization and average dayrates in 2004 for this region. Utilization in the North Sea during 2004 decreased to 91 percent from 97 percent in 2003, while our average dayrate decreased 10 percent to $52,090. The weaker market conditions in the North Sea and the shipyard project on the Noble Roger Eason decreased revenues by approximately $28,000,000 and $21,000,000, respectively. The increase in engineering, consulting and other revenue of $1,696,000 was attributable primarily to an equipment inspection fee earned on a per day basis by the Noble Homer Ferrington as part of the rig’s preparations for its long-term contract in Nigeria.

     Since September 2002, we have mobilized a total of seven jackups from the U.S. Gulf of Mexico to Mexico for long-term contracts with Petroleos Mexicanos (“Pemex”), including three since the beginning of 2003. The mobilization of these jackup rigs was pursuant to our long-standing business strategy of deploying our assets in important geological regions. We believe the long-term financial returns for our jackup rigs will be higher in international regions due to relatively fewer quality drilling prospects in the U.S. Gulf of Mexico at water depths applicable to these units. As a result, we made the strategic decision to mobilize these units to Mexico for long-term contracts. Following the completion of its contract in early January 2005, we mobilized the Noble Lewis Dugger from Mexico to the U.S. Gulf of Mexico for upgrades and refurbishments. Following this shipyard work, we plan to mobilize the rig back to Mexico if successful on a recent bid to Pemex for a one-year contract that is expected to commence in May 2005.

     Nigeria traditionally has had the largest concentration of drilling rigs in West Africa. Demand in Nigeria began to decline in the latter part of 2002 due to political unrest attributable to elections and strikes. Although this unrest declined towards the end of 2003, demand did not improve as our customers were in the process of obtaining approval for projects from the government-affiliated oil companies. Due to geology which is favorable for offshore exploration and production, we believe the prospects for drilling activity in West Africa are good and that our operations in the region will provide financial returns over time which are comparable to other key international regions, and as a result, we have kept our six jackups in this market. Utilization on our six jackups in West Africa improved during 2004, especially over the second half of the year. By the middle of the fourth quarter of 2004, all six of our jackups were under contract, with five contracted through 2005. In November 2004, the Noble Homer Ferrington semisubmersible commenced a two-year contract with ExxonMobil in Nigeria. This unit previously operated in the U.S. Gulf of Mexico. We believe that the long-term contracts initiated during 2004 for our jackups and the Noble Homer Ferrington semisubmersible support our favorable outlook for this region.

     We believe that the weaker market conditions in the North Sea during 2004 were attributable to the gradual maturing of the North Sea basin. We also believe that improvement in dayrates in this region will be driven by the independent operators, who historically have been more aggressive than major oil and gas companies in developing smaller reserve targets. Market conditions in the North Sea improved during the second half of 2004, as the supply and demand of rigs in the region came closer into balance. All of our units in the region are currently operating and dayrates have continued to strengthen on recent contracts. In Brazil, the Noble Roger Eason drillship was in the shipyard for all of 2004. We performed regulatory maintenance and upgrades to the unit, including water depth increase to 7,200 feet, which we recently completed. The unit has a 700-day contract with Petrobras at a dayrate of $96,250, plus the opportunity for a performance bonus, which we anticipate will commence in March 2005.

     Operating Costs and Expenses. International contract drilling services expenses increased $56,866,000 due to the additional operating days in our Middle East, Mexico and West Africa divisions following the acquisition of five international jackups since July 2003, the mobilization of four premium jackups out of the U.S. Gulf of Mexico to international locations since the beginning of 2003, and the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division in July 2004 for a contract that commenced in November 2004. In addition, we performed maintenance projects on our three drillships in Brazil, including the Noble Roger Eason upgrade project that we recently completed, and we experienced higher labor costs in all our international regions. Approximately two-thirds of the increase in our international contract drilling services expenses was attributable to the additional operating days. Engineering, consulting and other expenses in our international contract drilling services segment decreased $1,636,000 due to a lower minority interest amount related to our Noble Muravlenko drillship. The Noble Muravlenko, in which we own an 82 percent interest, incurred additional downtime in 2004, as well as the rig’s drydocking in late July 2004, resulting in a reduced minority interest amount. Depreciation expense increased $22,024,000 due to the rig acquisitions, mobilization of jackup rigs to international locations, and transfer of the Noble Homer Ferrington to our West Africa division discussed above. See the discussion below under “Other Items” regarding selling, general and administrative expenses.

Domestic Contract Drilling Services

     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services segment for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Contract drilling services	$239,556	$242,654	$125,613	$125,009
Reimbursables (1)	13,777	10,350	13,100	9,722
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	1,694	9,374	620	3,012
Depreciation	N/A	N/A	44,566	46,473
Selling, general and administrative	N/A	N/A	8,602	8,527
Gain on sale of property and equipment	N/A	N/A	—	(3,472)

Total	$255,027	$262,378	$192,501	$189,271

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. Domestic contract drilling services revenues decreased $3,098,000 due to a lower average dayrate on our semisubmersibles and fewer operating days on our jackups following the mobilization of four premium jackups out of the U.S. Gulf of Mexico to international locations since the beginning of 2003. These items were mostly offset by a higher average dayrate on our jackups, higher utilization and average dayrates on our submersibles, and additional operating days on our semisubmersibles. Market conditions for jackups and submersibles in the U.S. Gulf of Mexico improved during 2004 as the supply of such rigs has come closer into balance with demand following the industry’s mobilization of jackup rigs out of this region for international opportunities and a moderate increase in demand. Utilization of our submersibles increased to 94 percent from 77 percent in 2003, while the average dayrate on these units increased 28 percent to $25,840. Our submersibles contributed additional revenues of $14,000,000 in 2004. Likewise, the average dayrate on our jackup rigs increased 51 percent, although the impact on our domestic contract drilling services revenues was mostly offset by 431 fewer operating days due to the mobilization of the three premium jackups to Mexico for long-term contracts with Pemex and the mobilization of another premium jackup to the Mediterranean Sea during 2003. The Noble Homer Ferrington was transferred to our West Africa division in July 2004 and began preparations for a two-year contract in Nigeria. The average dayrate on our semisubmersibles with water depth ratings of 6,000 feet or greater decreased 15 percent, which reduced revenues by approximately $28,000,000, due to certain units operating on the spot-rate market with lower average dayrates than those earned while under previous long-term contracts. However, additional operating days on our semisubmersibles, primarily the Noble Lorris Bouzigard and Noble Therald Martin, resulted in additional revenues of approximately $13,000,000. The decrease in engineering, consulting and other revenues of $7,680,000 was attributable to the sale of our interest in certain deepwater oil and gas properties during the fourth quarter of 2003.

     The demand for semisubmersibles in the U.S. Gulf of Mexico began to improve during the latter part of 2004, with significant dayrate increases and longer terms on contracts for these units as compared to earlier in the year. This improvement has been the result of increased demand for deepwater semisubmersibles due to operators’ increased exploration spending and upcoming development projects in the region. The supply of these units is currently short of projected demand for the next two to three years as operators look to obtain the rig capacity necessary to meet their long-term exploration and development plans. In December 2004, we received a commitment from Shell Exploration & Production Company for a two-year contract on the Noble Clyde Boudreaux, an ultra-deepwater semisubmersible that upon completion of its upgrade will be capable of drilling in water depths of 10,000 feet. This upgrade is expected to be completed and the unit to commence operations in the third quarter of 2006. In addition to the Noble Clyde Boudreaux, we have three ultra-deepwater hulls in inventory, ready for upgrade. Notwithstanding the recent improvement in both the deepwater and shallow water markets in the U.S.

Gulf of Mexico, the mobilization of the Noble Homer Ferrington semisubmersible and four premium jackups from the U.S. Gulf of Mexico to international locations was pursuant to our long-standing business strategy of deploying our assets in important geological regions as described earlier.

     Operating Costs and Expenses. Domestic contract drilling services expenses increased $604,000 due to a $9,000,000 pre-tax charge related to costs incurred in 2004 to repair damage to three of our semisubmersibles in the U.S. Gulf of Mexico as a result of Hurricane Ivan. Excluding this charge, domestic contract drilling services expenses decreased $8,396,000 due to the mobilization of four jackup rigs from the U.S. Gulf of Mexico to international locations and the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division, partially offset by increased costs attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles, which were placed into service in March 2003 and November 2003, respectively. The mobilization of the four jackup rigs and transfer of the Noble Homer Ferrington semisubmersible to international locations reduced domestic contract drilling expenses by approximately $16,000,000, whereas the activation of the Noble Lorris Bouzigard and Noble Therald Martin increased contract drilling expenses by approximately $8,000,000. The lower engineering, consulting and other expenses of $2,392,000 were due to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003. Depreciation expense decreased $1,907,000 due to the mobilization of four premium jackups out of the U.S. Gulf of Mexico and transfer of the Noble Homer Ferrington to our West Africa division, which reduced depreciation expense by approximately $7,000,000, partially offset by additional depreciation of approximately $5,000,000 attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles. See the discussion below under “Other Items” regarding selling, general and administrative expenses.

  Engineering & Consulting Services

     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services segment for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	7,557	13,887	7,509	13,606
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	13,935	9,658	20,034	21,270
Depreciation	N/A	N/A	589	610
Selling, general and administrative	N/A	N/A	1,113	1,235

Total	$21,492	$23,545	$29,245	$36,721

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment increased $4,277,000 due principally to the sale of a license of our OptiDrillTM drilling efficiency technology during 2004 for $3,000,000 and additional project management engagements.

     Operating Costs and Expenses. Excluding reimbursables, operating costs and expenses for our engineering and consulting services segment decreased $1,379,000 due to fewer joint industry research projects conducted in 2004 by our Noble Technology Services Division, mostly offset by additional project management engagements in 2004.

  Other

     The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	9,180	4,743	8,817	4,561
Labor contract drilling services	51,327	28,492	42,669	22,642
Engineering, consulting and other	8,793	4,901	8,935	4,581
Depreciation	N/A	N/A	3,456	3,460
Selling, general and administrative	N/A	N/A	1,659	1,033

Total	$69,300	$38,136	$65,536	$36,277

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. Revenues from our labor contract drilling services increased $22,835,000 due to additional operating days in the North Sea, mostly attributable to the start of a new labor contract for Apache North Sea Limited under which we commenced operations on three platforms in the Forties Field during 2004. The additional operating days in the North Sea represented approximately 90 percent of the increase in our labor contract drilling services revenues in 2004. Foreign exchange fluctuations related to our operations in Canada on the Hibernia project also resulted in higher revenues. We are paid for this work in Canadian dollars, and the Canadian dollar was stronger relative to the U.S. dollar in 2004 than in 2003. In addition, contractual provisions covering the Hibernia project allowed for increases in the labor, maintenance and administrative portions of the dayrate on the project during 2004. Engineering, consulting and other revenues increased $3,892,000 due to increased activity on an engineering services engagement in the North Sea.

     Operating Costs and Expenses. Excluding reimbursables, operating costs and expenses for our other services increased $25,003,000 due to the additional labor contract operating days in the North Sea, the stronger Canadian dollar, higher labor, maintenance and administrative costs related to our Hibernia project in Canada, and the increased activity on an engineering services engagement in the North Sea. The additional operating days on our North Sea labor contracts and increased activity on the engineering services engagement represented approximately 75 percent and 15 percent, respectively, of the increase in our other services operating costs and expenses.

  Other Items

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $7,080,000 due to additional professional fees associated with compliance under the requirements of the Sarbanes-Oxley Act of 2002, additional stock-based compensation expense, higher insurance premiums for corporate-related policies and additional pension expense. The additional professional fees related to the Sarbanes-Oxley Act of 2002 was the largest individual factor in our higher SG&A expenses in 2004, representing nearly 30 percent of the increase.

     Gain on Sale of Property and Equipment. In 2003, we sold our interest in a deepwater oil and gas property in the U.S. Gulf of Mexico to ENI Petroleum for $5,200,000 in cash. We realized a gain of $3,472,000 upon the sale of our interest in this property. No sales of oil and gas properties were made in 2004.

     Interest Expense. Interest expense decreased $5,902,000 due to the continued retirement of debt since the beginning of 2003. Since January 1, 2003, we have made repayments of long-term debt totaling $158,513,000, including $77,933,000 in 2004.

     Other, net. Other, net increased $2,897,000 due to additional equity in income from our 50 percent equity interest in Noble Crosco Drilling Ltd., a joint venture which owns the Panon jackup rig, and additional interest income earned on our cash and investments in marketable debt securities due to higher interest rates in 2004 than in 2003. The Panon was in the shipyard for two months in 2003, whereas the rig operated the full year in 2004.

     Income Tax Provision. Income tax provision decreased $4,837,000 due to lower pretax earnings and the favorable resolution of income tax audits in 2004, which resulted in a lower effective tax rate in 2004 than in 2003. Excluding the impact of the favorable resolution of income tax audits, the effective tax rate was 15 percent in 2004 compared to 11 percent in 2003. This higher effective tax rate was a result of additional earnings during 2004 from rigs owned by U.S. subsidiaries which were operating in Mexico, India and the Mediterranean Sea and reduced earnings from our Brazil and North Sea divisions, which have lower effective tax rates.

2003 Compared to 2002

  General

     Net income for 2003 was $166,416,000, or $1.25 per diluted share, on operating revenues of $987,380,000, compared to net income of $209,503,000, or $1.57 per diluted share, on operating revenues of $990,248,000 for 2002.

     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 16 of our accompanying consolidated financial statements) for the periods indicated:

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
		(In thousands)
2003

Operating Revenues:
Contract drilling services	$646,949	$242,654	$—	$—	$889,603
Reimbursables	15,234	10,350	13,887	4,743	44,214
Labor contract drilling services	—	—	—	28,492	28,492
Engineering, consulting and other	1,138	9,374	9,658	4,901	25,071

	$663,321	$262,378	$23,545	$38,136	$987,380

Operating Costs and Expenses:
Contract drilling services	$380,029	$125,009	$—	$—	$505,038
Reimbursables	11,135	9,722	13,606	4,561	39,024
Labor contract drilling services	—	—	—	22,642	22,642
Engineering, consulting and other	(614)	3,012	21,270	4,581	28,249
Depreciation	97,584	46,473	610	3,460	148,127
Selling, general and administrative	15,839	8,527	1,235	1,033	26,634
Gain on sale of property and equipment	—	(3,472)	—	—	(3,472)

	$503,973	$189,271	$36,721	$36,277	$766,242

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
2002

Operating Revenues:
Contract drilling services	$620,289	$290,130	$—	$—	$910,419
Reimbursables	14,970	10,646	—	567	26,183
Labor contract drilling services	—	—	—	26,416	26,416
Engineering, consulting and other	1,610	4,066	14,569	6,985	27,230

	$636,869	$304,842	$14,569	$33,968	$990,248

Operating Costs and Expenses:
Contract drilling services	$325,830	$162,799	$—	$—	$488,629
Reimbursables	13,341	9,253	—	464	23,058
Labor contract drilling services	—	—	—	20,951	20,951
Engineering, consulting and other	(716)	1,230	20,731	6,623	27,868
Depreciation	70,803	50,774	380	3,197	125,154
Selling, general and administrative	14,764	10,333	742	1,100	26,939
Gain on sale of property and equipment	—	(5,908)	—	—	(5,908)

	$424,022	$228,481	$21,853	$32,335	$706,691

  Rig Utilization, Operating Days and Average Dayrates

     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2003 and 2002:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2003	2002	2003	2002	2003	2002
International (3):
Jackups	82%	97%	9,620	8,480	$51,614	$58,149
Semisubmersibles - >6,000’(4)	100%	100%	365	365	$149,217	$129,472
Semisubmersibles - <6,000’(5)	95%	74%	347	269	$44,131	$61,882
Drillships	98%	86%	1,071	938	$75,296	$67,464

Total International	84%	95%	11,403	10,052	$56,735	$61,708

Domestic (6):
Jackups	91%	86%	1,144	2,832	$30,271	$28,723
Semisubmersibles - >6,000’(4)	87%	91%	1,580	1,667	$120,784	$120,217
Semisubmersibles - <6,000’(5)	29%	—	107	—	$45,025	$—
Submersibles	77%	56%	613	435	$20,188	$19,271

Total Domestic	81%	84%	3,444	4,934	$70,457	$58,802

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

  International Contract Drilling Services

     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services segment for 2003 and 2002:

			Operating Costs
	Operating Revenues		and Expenses
	2003	2002	2003	2002
	(In thousands)
Contract drilling services	$646,949	$620,289	$380,029	$325,830
Reimbursables (1)	15,234	14,970	11,135	13,341
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	1,138	1,610	(614)	(716)
Depreciation	N/A	N/A	97,584	70,803
Selling, general and administrative	N/A	N/A	15,839	14,764

Total	$663,321	$636,869	$503,973	$424,022

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. International contract drilling services revenues increased $26,660,000 due to additional operating days for our jackup rigs in Mexico and the Middle East, and a higher average dayrate in Brazil, partially offset by lower utilization rates on jackup rigs in West Africa and lower average dayrates in the North Sea. The additional operating days in Mexico, which resulted in additional international contract drilling services revenues of approximately $94,000,000, were attributable to the mobilization of seven rigs to Mexico from the U.S. Gulf of Mexico beginning in September 2002. The increase in operating days in the Middle East provided additional revenue of approximately $19,000,000 and was attributable primarily to the operations of the Noble Roy Rhodes and Dhabi II jackups, which we purchased in December 2002. The average dayrates on our Noble Paul Wolff semisubmersible and three drillships in Brazil increased from 2002 due to the receipt of performance bonuses for reducing operational downtime, which resulted in higher revenues in this region of approximately $15,000,000. The lower utilization in West Africa and lower average dayrates in the North Sea impacted revenues by approximately $55,000,000 and $46,000,000, respectively. Engineering, consulting and other revenues decreased $472,000 due to a special safety incentive bonus earned in West Africa during 2002.

     Operating Costs and Expenses. International contract drilling services expenses increased $54,199,000 due to the additional operating days in Mexico and the Middle East, and labor increases in all regions. In addition, these expenses increased due to stacked costs on two jackups we acquired in the Middle East during 2003, and the costs to mobilize one jackup rig to the Middle East from Brazil and one jackup rig to the Mediterranean Sea from the U.S. Gulf of Mexico. These increases were partially offset by lower insurance costs. Of these factors, the additional operating days in Mexico had the largest impact on our international contract drilling expenses, representing an increase of approximately $38,000,000. We did not reduce our operating expenses in West Africa significantly during 2003 even though we experienced fewer operating days there, because we maintained a standard crew size on stacked units in order to perform repairs, maintenance, and asset preservation work. Depreciation expense increased $26,781,000 due to the mobilization of seven rigs to Mexico from the U.S. Gulf of Mexico beginning in September 2002, the acquisition of the Dhabi II and Noble Roy Rhodes jackup rigs in December 2002 and the acquisition of the Noble Gene House and Noble Charlie Yester jackups in July 2003 and September 2003, respectively. See the discussion below under “Other Items” regarding selling, general and administrative expenses.

  Domestic Contract Drilling Services

     The following table sets forth the operating revenues and direct operating expenses for our domestic contract drilling services segment for 2003 and 2002:

			Operating Costs
	Operating Revenues		and Expenses
	2003	2002	2003	2002
	(In thousands)
Contract drilling services	$242,654	$290,130	$125,009	$162,799
Reimbursables (1)	10,350	10,646	9,722	9,253
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	9,374	4,066	3,012	1,230
Depreciation	N/A	N/A	46,473	50,774
Selling, general and administrative	N/A	N/A	8,527	10,333
Gain on sale of property and equipment	N/A	N/A	(3,472)	(5,908)

Total	$262,378	$304,842	$189,271	$228,481

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. Domestic contract drilling services revenues decreased $47,476,000 due to fewer operating days on our domestic jackup rigs following the mobilization of seven rigs from the U.S. Gulf of Mexico to Mexico beginning in September 2002. The fewer operating days on our domestic jackups resulted in a reduction in our domestic contracting drilling services revenues of approximately $47,000,000. The mobilization of these jackup rigs was pursuant to our long-standing business strategy of deploying our assets in important geological regions as described earlier. Operating days on the Noble Lorris Bouzigard, which was activated in March 2003, and higher utilization on our submersibles were offset by lower utilization on our deepwater semisubmersibles. Engineering, consulting and other revenues increased $5,308,000 due to additional revenue from interests in deepwater oil and gas properties, which began producing during the latter part of 2002, and revenue earned by the Noble Homer Ferrington semisubmersible while the unit was not operating, pursuant to its long-term contract.

     Operating Costs and Expenses. Domestic contract drilling services expenses decreased $37,790,000 due to the fewer operating days on our domestic jackup rigs, while lower insurance costs, due to no hull and machinery claims incurred during 2003, offset additional operating expenses attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles. Engineering, consulting and other expenses increased $1,782,000 due to additional operating expenses related to our interests in deepwater oil and gas properties. Depreciation expense decreased $4,301,000 due to the mobilization of seven rigs from the U.S. Gulf of Mexico to Mexico beginning in September 2002, partially offset by the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles in March 2003 and November 2003, respectively, following each unit’s upgrade. The mobilization of jackup rigs out of the U.S. Gulf of Mexico reduced domestic depreciation expense by approximately $8,000,000, whereas the activation of the two semisubmersibles increased depreciation expense by approximately $4,000,000. See the discussion below under “Other Items” regarding selling, general and administrative expenses.

  Engineering & Consulting Services

     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services segment for 2003 and 2002:

			Operating Costs
	Operating Revenues		and Expenses
	2003	2002	2003	2002
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	13,887	—	13,606	—
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	9,658	14,569	21,270	20,731
Depreciation	N/A	N/A	610	380
Selling, general and administrative	N/A	N/A	1,235	742

Total	$23,545	$14,569	$36,721	$21,853

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $4,911,000 due to fewer joint industry research projects undertaken by our Noble Drilling Technology Division, partially offset by additional project management engagements.

     Operating Costs and Expenses. Excluding reimbursables, operating costs and expenses for our engineering and consulting services segment increased $1,262,000 due to additional costs related to the testing and development of our Well DirectorTM automatic rotary steerable drilling system, additional project management engagements and higher depreciation and administrative expenses. These increases were partially offset by fewer joint industry research projects undertaken and reduced costs on certain drilling optimization software projects.

  Other

     The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2003 and 2002:

			Operating Costs
	Operating Revenues		and Expenses
	2003	2002	2003	2002
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	4,743	567	4,561	464
Labor contract drilling services	28,492	26,416	22,642	20,951
Engineering, consulting and other	4,901	6,985	4,581	6,623
Depreciation	N/A	N/A	3,460	3,197
Selling, general and administrative	N/A	N/A	1,033	1,100

Total	$38,136	$33,968	$36,277	$32,335

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. Labor contract drilling services revenues increased $2,076,000 as a result of foreign exchange fluctuation due in large part to our operations in Canada on the Hibernia project. We are paid for that work in Canadian dollars, and the Canadian dollar was stronger in 2003 as compared to the U.S. dollar. In addition, contractual provisions covering the Hibernia project allowed for increases in the labor, maintenance and administrative portions of the dayrate on the Hibernia project during 2003. These increases were partially offset by lower utilization on two of our North Sea labor contracts. The lower engineering, consulting and other revenues of $2,084,000 were attributable to reduced activity on an engineering services engagement in the North Sea.

     Operating Costs and Expenses. Excluding reimbursables, operating costs and expenses for other services decreased $155,000 as higher labor contract drilling services expenses were mostly offset by lower engineering, consulting and other expenses. The higher labor contract drilling services expenses of $1,691,000 were due to the stronger Canadian dollar and higher labor, maintenance and administrative costs related to our Hibernia project in Canada, partially offset by lower utilization on two of our North Sea labor contracts. The lower engineering, consulting and other expenses of $2,042,000 were attributable to reduced activity on an engineering services engagement in the North Sea.

  Other Items

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $305,000 due to nonrecurring professional fees and filing fees of approximately $3,500,000 incurred during the first half of 2002 related to our corporate restructuring. This decrease was mostly offset by unrealized gains in 2002 on the assets in the Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan, which increased the related liability for the plan in 2003, and higher pension expense in 2003 due to a lower discount rate and assumed long-term rate of return on plan assets for 2003.

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

     Other, net. Other, net increased $3,747,000 as 2002 included a realized loss of $9,758,000 on an investment in marketable equity securities resulting from a decline in value considered by management to be other than temporary. The 2002 loss was partially offset by additional interest income earned on our cash and marketable securities and equity in income of joint ventures in 2002 as compared to 2003. In 2003, interest income on our cash and marketable securities decreased $2,007,000 due to a lower average balance of these investments and a 30 percent decrease in their average yield.

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

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     Our principal capital resource in 2004 was net cash provided by operating activities of $332,221,000, which compared to $365,308,000 and $445,364,000 in 2003 and 2002, respectively. At December 31, 2004, we had cash and cash equivalents of $58,790,000, marketable debt securities totaling $132,788,000, and approximately $184,279,000 of funds available under our bank credit facility. We had working capital, including cash, of $211,117,000 and $177,936,000 at December 31, 2004 and 2003, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 18 percent at December 31, 2004 and 21 percent at December 31, 2003.

     During 2004, we repurchased 1,087,000 of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39,714,000. We did not repurchase any of our ordinary shares during 2003. During 2002, we repurchased 1,055,000 of our ordinary shares at an average price of $32.20 per ordinary share for a total cost of $33,966,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.

     We did not sell any put options covering our ordinary shares during 2004 or 2003. During 2002, we sold put options covering an aggregate of 1,300,000 of our ordinary shares in private transactions at an average price paid to us of $2.81 per option. Of the 1,300,000 options sold during 2002, 300,000 expired unexercised and 400,000 were exercised during 2002, which resulted in 600,000 options outstanding at December 31, 2002. All of these options expired unexercised in the first quarter of 2003. At December 31, 2004 and 2003, we had no purchase requirements with regard to any put options previously sold by us.

     These share repurchases and sales of put options were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of March 3, 2005, 9,162,000 shares remained available under this authorization.

     In 2004, we made total fundings of $1,389,000 to our domestic and international pension plans. We made total fundings of $22,155,000 to our domestic and international pension plans in 2003, including a discretionary funding of $17,100,000. This discretionary funding did not have a material impact on our 2003 selling, general and administrative expenses, but it reduced our unfunded pension liability. During 2002, we made fundings totaling $5,327,000 to our pension plans. We expect fundings in 2005 to approximate $1,500,000.

  Capital Expenditures

     Capital expenditures totaled $261,041,000 and $307,134,000 for 2004 and 2003, respectively. Capital expenditures for 2004 included the acquisition of the Noble Mark Burns (formerly Okhi), a Levingston 111-S designed independent leg jackup unit, for $29,500,000, and the exercise prices of options to purchase the Noble Cees van Diemen (formerly Maersk Viking) and the Noble David Tinsley (formerly Maersk Valiant) premium jackup rigs for $32,900,000 and $28,400,000, respectively. Capital expenditures during 2003 included capital upgrades to certain semisubmersibles of $108,100,000, the exercise prices of options to purchase the Noble Gene House (formerly Trident 19) and Noble Charlie Yester (formerly Trident 18) jackup rigs for $25,200,000 and $32,900,000, respectively, and the acquisition of options for $28,200,000 to purchase the Noble Cees van Diemen and Noble David Tinsley. In addition, deferred repair and maintenance expenditures totaled $72,948,000 and $36,984,000 for 2004 and 2003, respectively. We expect that our capital expenditures and deferred repair and maintenance expenditures for 2005 will aggregate approximately $300,000,000 and $85,000,000, respectively, which includes approximately $100,000,000 for 2005 for the upgrade of the Noble Clyde Boudreaux semisubmersible in preparation for its commitment for a long-term contract with Shell Exploration & Production Company estimated to begin in the third quarter of 2006. We estimate our capital expenditures for 2006 to complete the upgrade of the Noble Clyde Boudreaux to approximate $50,000,000. We had no joint venture fundings in 2004 and anticipate none in 2005. For more information on acquisitions, see Note 3 of our accompanying consolidated financial statements. For information on deferred repair and maintenance expenditures and joint venture fundings, see Notes 1 and 6 of our accompanying consolidated financial statements.

     The Noble Mark Burns was recently mobilized from China to the Middle East, where additional upgrade work will include leg extension to 300 feet water depth capability, a 65 foot cantilever, a third mud pump, and quarters expansion for 160 personnel. We estimate the costs of this upgrade will approximate $30,000,000.

     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of December 31, 2004, we had approximately $32,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2005 capital expenditure and deferred repair and maintenance amounts above.

     Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2005 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual project capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

  Credit Facilities and Long-Term Debt

     Noble Drilling has in place a $300,000,000 bank credit agreement (the “Credit Agreement”), which extends through November 30, 2009. In November 2004, we amended the Credit Agreement to increase the total commitment to $300,000,000 from $200,000,000 and extend the maturity date to November 30, 2009 from May 30, 2006. In connection with our corporate restructuring in 2002, Noble Corporation (“Noble”) and its wholly-owned subsidiary, Noble Holding (U.S.) Corporation, have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. As of December 31, 2004, we had outstanding borrowings and outstanding letters of credit of $100,000,000 and $15,721,000, respectively, under the Credit Agreement, with $184,279,000 remaining available thereunder. Additionally, as of December 31, 2004, we had other letters of credit and third-party guarantees of $35,916,000 and performance and customs bonds totaling $46,949,000 supported by surety bonds.

     At December 31, 2004, our debt had decreased to $511,649,000, including current maturities of $8,361,000, due to debt repayments during 2004 of $77,933,000, including the repayment of $25,000,000 of borrowings on our credit facility. At December 31, 2004 and 2003, we had no off-balance sheet debt. For additional information on long-term debt, see Note 7 to our accompanying consolidated financial statements.

     We believe that our cash and cash equivalents, marketable securities, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

  Summary of Contractual Cash Obligations and Commitments

     The following table summarizes our contractual cash obligations and commitments at December 31, 2004 (dollar amounts are in thousands):

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Cash Obligations
Long-Term Debt	$511,649	$8,361	$18,605	$282,988	$201,695
Interest Payments	288,617	33,076	64,273	51,972	139,296
Operating Leases	19,528	3,525	5,333	4,513	6,157
Pension Fundings	1,500	1,500	—	—	—
Purchase Commitments	32,000	32,000	—	—	—

Total Contractual Cash Obligations	$853,294	$78,462	$88,211	$339,473	$347,148

	Amount of Commitment Expiration Per Period
	Total Amounts	Less than			Over
	Committed	1 year	1-3 years	3-5 years	5 years
Other Commercial Commitments
Letters of Credit	$51,637	$35,117	$16,520	$—	$—
Surety Bonds	46,949	9,020	37,929	—	—

Total Commercial Commitments	$98,586	$44,137	$54,449	$—	$—

CORPORATE RESTRUCTURING

     On April 30, 2002, Noble became the successor to Noble Drilling as part of the internal corporate restructuring of Noble Drilling and its subsidiaries approved by stockholders of Noble Drilling. The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling into Noble Drilling. Noble Drilling was the surviving entity in the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders’ equity did not change as a result of the restructuring.

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

Property and Equipment

     Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation, if determinable, are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling expense over a 36-month period. Drilling equipment and facilities are depreciated using the straight-line method over the estimated useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

Impairment of Long-lived Assets

     We evaluate the realization of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate goodwill on at least an annual basis. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset’s estimated fair value. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. No impairment losses were recorded on our property and equipment or goodwill balances during the years ended December 31, 2004, 2003 and 2002.

     However, on March 31, 2002, we recognized an impairment loss of $9,758,000 on an investment in equity securities resulting from a decline in value considered by management to be other than temporary. There were no other impairment losses during the years ended December 31, 2004, 2003 and 2002.

Insurance Reserves

     We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the fair value of each rig. During 2004, we retained the first $10,000,000 per occurrence under this policy. Our protection and indemnity policy insures us for personal injury to our drilling crews. Since February 2004, our protection and indemnity policy has had a standard deductible of $1,000,000 per occurrence and we retain $5,000,000 of claims in the aggregate beyond the standard deductible. From January 2002 through January 2004, we had a standard deductible of $100,000 per occurrence and we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for these deductibles during the year and the insurance retention reserve is adjusted based on our actual claims losses during the year.

Revenue Recognition

     Revenues generated from our dayrate-basis drilling contracts, labor contracts, and engineering services and project management engagements are recognized as services are performed. We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract. We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related cost as direct operating expenses.

Income Taxes

     Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble’s subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax liability in these circumstances would not have had a material effect on our results of operations for 2004, 2003 or 2002, and would have had no effect on our liquidity or our cash flows.

     For additional information on our accounting policies, see Note 1 to our accompanying consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) is a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123 (revised 2004) establishes standards for accounting for exchanges of an entity’s equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and that the cost is recognized over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. SFAS 123 (revised 2004) eliminates the alternative allowed under SFAS 123 in which equity instruments could be measured at their intrinsic value, as prescribed by APB Opinion 25, with only pro forma disclosure in the entity’s notes to its financial statements of the impact on net income and earnings per share had the equity instruments been measured at fair value. SFAS 123 (revised 2004) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The impact that the adoption of SFAS 123 (revised 2004) will have on our consolidated results of operations will be determined primarily by the number of stock options issued to employees in future periods. Based on recent stock option issuances, we estimate that the adoption of this statement will reduce annual net income by approximately $3,000,000 to $5,000,000, or $.02 to $.04 per diluted share. We do not expect the adoption of SFAS 123 (revised 2004) to have a material impact on our consolidated cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. To mitigate the risk of losses, these investments are marked to market and are monitored by management to assure compliance with policies established by the Company. Under the Noble Drilling Corporation 401(k) Savings Restoration Plan, certain highly compensated employees may elect to defer compensation into the plan and invest among several alternatives, primarily mutual funds. Any change in the fair value of these investments would result in a comparable change in the deferred compensation plan obligation.

     We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At December 31, 2004, there were $100,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $1,000,000 change in interest expense on an annual basis.

     Although we conduct business internationally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have any significant assets, liability or financial instruments that are sensitive to foreign currency exchange rates.

     We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2004, we entered into forward contracts in March and April 2004 to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These forward contracts represented approximately 50 percent of our forecasted Euro and British Pound requirements for 2004 after the respective dates on which we entered into the forward contracts. These forward contracts were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Because all of these forward contracts expired during 2004, there is no cumulative net unrealized gain or loss on these contracts included in “Accumulated other comprehensive income” in our Consolidated Balance Sheet at December 31, 2004. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during 2004 related to these forward contracts. We did not utilize any derivative financial instruments or undertake any hedging activities in 2003 or 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The following financial statements are filed in this Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2004

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Noble Corporation:

We have completed an integrated audit of Noble Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas
March 8, 2005

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,790	$62,567
Investments in marketable securities	132,788	175,276
Accounts receivable	205,023	149,235
Inventories	4,013	4,086
Prepaid expenses	12,454	11,809
Other current assets	12,215	18,986

Total current assets	425,283	421,959

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	3,739,338	3,454,163
Other	65,550	64,591

	3,804,888	3,518,754
Accumulated depreciation	(1,061,268)	(892,888)

	2,743,620	2,625,866

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	18,804	19,868
OTHER ASSETS	120,266	121,940

	$3,307,973	$3,189,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$8,361	$47,666
Accounts payable	83,012	87,178
Accrued payroll and related costs	60,911	48,511
Taxes payable	22,883	31,734
Interest payable	8,981	9,384
Other current liabilities	30,018	19,550

Total current liabilities	214,166	244,023

LONG-TERM DEBT	503,288	541,907
DEFERRED INCOME TAXES	206,506	213,357
OTHER LIABILITIES	8,110	18,201
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
MINORITY INTEREST	(8,531)	(6,280)

	923,539	1,011,208

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share; 400,000 shares authorized and 134,407 issued and outstanding in 2004; 400,000 shares authorized and 133,894 issued and outstanding in 2003	13,441	13,389
Capital in excess of par value	926,652	915,240
Retained earnings	1,452,974	1,306,888
Treasury stock, at cost	—	(49,121)
Restricted stock (unearned compensation)	(11,171)	(7,981)
Accumulated other comprehensive income	2,538	10

	2,384,434	2,178,425

	$3,307,973	$3,189,633

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
OPERATING REVENUES
Contract drilling services	$937,414	$889,603	$910,419
Reimbursables	50,234	44,214	26,183
Labor contract drilling services	51,327	28,492	26,416
Engineering, consulting and other	27,256	25,071	27,230

	1,066,231	987,380	990,248

OPERATING COSTS AND EXPENSES
Contract drilling services	562,508	505,038	488,629
Reimbursables	44,610	39,024	23,058
Labor contract drilling services	42,669	22,642	20,951
Engineering, consulting and other	27,339	28,249	27,868
Depreciation	168,219	148,127	125,154
Selling, general and administrative	33,714	26,634	26,939
Gain on sale of property and equipment	—	(3,472)	(5,908)

	879,059	766,242	706,691

OPERATING INCOME	187,172	221,138	283,557

OTHER INCOME (EXPENSE)
Interest expense	(34,389)	(40,291)	(42,622)
Other, net	9,034	6,137	2,390

INCOME BEFORE INCOME TAXES	161,817	186,984	243,325
INCOME TAX PROVISION	(15,731)	(20,568)	(33,822)

NET INCOME	$146,086	$166,416	$209,503

NET INCOME PER SHARE:
Basic	$1.10	$1.26	$1.58
Diluted	$1.09	$1.25	$1.57

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,086	$166,416	$209,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, and amortization of deferred repairs and maintenance	209,123	182,590	154,469
Deferred income tax provision	5,022	4,376	16,870
Loss on sales of marketable securities	129	382	168
Equity in income of joint venture	(3,931)	(2,307)	(1,780)
Distributions received from joint venture	2,700	—	—
Compensation expense from stock-based plans	5,753	4,627	4,878
Non-cash impairment of investment	—	—	9,758
Gain on sale of interest in deepwater oil and gas properties	—	(3,472)	(5,908)
Loss on debt repurchases	—	—	400
Dissolution of rabbi trust	11,945	—	—
Discretionary pension funding	—	(17,100)	—
Other	(4,028)	1,518	3,523
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	(55,788)	15,378	4,395
Other current assets	1,187	(12,081)	4,942
Accounts payable	(4,164)	22,400	14,509
Other current liabilities	18,187	2,581	29,637

Net cash provided by operating activities	332,221	365,308	445,364

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	(110,548)	(194,400)	(356,854)
Other capital expenditures	(150,493)	(112,734)	(121,500)
Deferred repair and maintenance expenditures	(72,948)	(36,984)	(42,771)
Proceeds from sales of property and equipment	2,135	1,606	1,879
Proceeds from sale of interest in deepwater oil and gas properties	—	5,200	6,200
Repayments from joint venture	2,295	4,977	4,160
Investment in marketable securities	(233,216)	(210,020)	(115,082)
Proceeds from sales of marketable securities	265,352	239,285	83,219

Net cash used for investing activities	(297,423)	(303,070)	(540,749)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments of) proceeds from borrowing on credit facility	(25,000)	—	125,000
Payments of other long-term debt	(52,933)	(80,580)	(60,772)
Proceeds from issuance of ordinary shares	79,072	9,432	15,367
Repurchase of ordinary shares	(39,714)	—	(33,966)
Proceeds from sales of put options on ordinary shares	—	—	3,658
Decrease in restricted cash	—	8,668	698

Net cash (used for) provided by financing activities	(38,575)	(62,480)	49,985

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,777)	(242)	(45,400)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	62,567	62,809	108,209

CASH AND CASH EQUIVALENTS, END OF YEAR	$58,790	$62,567	$62,809

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
ORDINARY SHARES
Balance at beginning of year	133,894	$13,389	133,534	$13,353	138,175	$13,818
Exercise of stock options	3,048	305	413	41	775	77
Treasury shares cancelled upon restructuring	(1,625)	(162)	—	—	(4,298)	(430)
Repurchase ordinary shares	(1,087)	(109)	—	—	(1,055)	(106)
Issuance of restricted shares	238	24	—	—		—
Other	(61)	(6)	(53)	(5)	(63)	(6)

Balance at end of year	134,407	13,441	133,894	13,389	133,534	13,353

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year		915,240		905,865		1,041,017
Exercise of stock options		78,767		9,391		15,290
Tax benefit of stock options		11,840		820		4,664
Treasury shares cancelled upon restructuring		(46,832)		—		(122,729)
Repurchase ordinary shares		(39,605)		—		(33,860)
Issuance of restricted shares		8,919		—		—
Restricted shares surrendered for employee taxes		(2,120)		(1,430)		(1,369)
Sales of put options on ordinary shares		—		—		3,658
Other		443		594		(806)

Balance at end of year		926,652		915,240		905,865

RETAINED EARNINGS
Balance at beginning of year		1,306,888		1,140,472		930,969
Net income		146,086		166,416		209,503

Balance at end of year		1,452,974		1,306,888		1,140,472

TREASURY STOCK
Balance at beginning of year	(1,700)	(49,121)	(1,791)	(51,317)	(6,160)	(177,408)
Treasury shares cancelled upon restructuring	1,625	46,994	—	—	4,298	123,158
Contribution to employee benefit plans	72	2,037	79	2,076	102	3,579
Restricted stock plan shares returned	—	—	—	—	(15)	(219)
Other	3	90	12	120	(16)	(427)

Balance at end of year	—	—	(1,700)	(49,121)	(1,791)	(51,317)

RESTRICTED STOCK (UNEARNED COMPENSATION)
Balance at beginning of year		(7,981)		(12,871)		(18,340)
Issuance of restricted shares		(8,943)		—		—
Compensation expense recognized		5,753		4,627		4,878
Other		—		263		591

Balance at end of year		(11,171)		(7,981)		(12,871)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		10		(6,292)		(11,737)
Other comprehensive income		2,528		6,302		5,445

Balance at end of year		2,538		10		(6,292)

TOTAL SHAREHOLDERS’ EQUITY	134,407	$2,384,434	132,194	$2,178,425	131,743	$1,989,210

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Year Ended
December 31, 2004

NET INCOME	$146,086

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	3,079
Unrealized holding loss on securities arising during period	(490)
Minimum pension liability adjustment (net of tax benefit of $33)	(61)

Other comprehensive income	2,528

COMPREHENSIVE INCOME	$148,614

Year Ended
December 31, 2003

NET INCOME	$166,416

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	192
Unrealized holding loss on securities arising during period	(296)
Minimum pension liability adjustment (net of tax provision of $3,450)	6,406

Other comprehensive income	6,302

COMPREHENSIVE INCOME	$172,718

Year Ended
December 31, 2002

NET INCOME	$209,503

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Foreign currency translation adjustments	1,223
Unrealized holding loss on securities arising during period	(707)
Minimum pension liability adjustment (net of tax benefit of $2,600)	(4,829)
Reclassification adjustment for impairment charge on investment included in net income	9,758

Other comprehensive income	5,445

COMPREHENSIVE INCOME	$214,948

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Noble Corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) is primarily engaged in contract drilling services in key markets worldwide. We provide technologically advanced drilling-related products and services designed to create value for all our customers. We also provide labor contract drilling services, well site and project management services, and engineering services. Our operations are conducted in the Middle East, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa, India, the Mediterranean Sea and Canada.

Consolidation

     The consolidated financial statements include the accounts of Noble and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates where we have a significant influence but not a controlling interest. (See Note 6.)

     In connection with the preparation of the 2004 financial statements, we concluded that it was appropriate to classify our auction rate securities as marketable debt securities and include such investments in “Investments in marketable securities” on our Consolidated Balance Sheets. Previously, such investments had been classified as cash equivalents and included in “Cash and cash equivalents.” Accordingly, we have revised the classification in 2003 to report $76,900,000 of these securities as “Investments in marketable securities” in the Consolidated Balance Sheet at December 31, 2003 and made corresponding adjustments to the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 to reflect the beginning of year and end of year balances of cash and cash equivalents and to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the years ended December 31, 2003 and 2002, net cash provided by (used for) investing activities related to these current investments of $52,800,000 and $(1,200,000), respectively, was previously included in cash and cash equivalents in our Consolidated Statements of Cash Flows. This revision in classification does not affect previously reported net cash provided by operating activities or net cash (used for) provided by financing activities, or our previously reported Consolidated Statements of Income for any period.

     Certain other reclassifications have been made in prior year consolidated financial statements to conform to the classifications used in the 2004 consolidated financial statements. These reclassifications have no impact on net income.

Foreign Currency Translation

     We follow a translation policy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2004, 2003 and 2002. We use the Canadian Dollar and British Pound, respectively, as the functional currency for our labor contract drilling services in Canada and the North Sea.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are subject to potential credit risk. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.

     In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our labor contract drilling services in Canada and the United Kingdom are calculated based on their respective local functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2004, 2003 or 2002.

Investments in Marketable Securities

     Our investments in marketable debt securities included auction rate securities of $41,400,000 and $76,900,000 at December 31, 2004 and 2003, respectively. These auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates, which interest rates reset within a period of less than 60 days. Although these securities have long-term stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we classify these securities as current investments. Because these securities are recorded at cost, which approximates fair value, we had no realized or unrealized gains or losses related to these securities during the years ended December 31, 2004, 2003 and 2002. All income related to these current investments was recorded as interest income.

Derivative Instruments and Hedging Activities

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

     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2004, we entered into forward contracts in March and April 2004 to purchase 1,400,000 Euros and 1,200,000 British Pounds, respectively, per month for the months April 2004 through December 2004. These forward contracts represented approximately 50 percent of our forecasted Euro and British Pound requirements for 2004 after the respective dates on which we entered into the forward contracts. These forward contracts were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Because all of these forward contracts expired during 2004, there is no cumulative net unrealized gain or loss on these contracts included in “Accumulated other comprehensive income” in our Consolidated Balance Sheet at December 31, 2004. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during 2004 related to these forward contracts. We did not utilize any derivative financial instruments or undertake any hedging activities in 2003 or 2002.

Inventories

     Inventories consist of spare parts, material and supplies held for consumption and are stated principally at the lower of average cost or fair value.

Property and Equipment

     Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2004 and 2003, there was $469,623,000 and $361,663,000, respectively, of construction in progress. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost and related accumulated depreciation, if determinable, are eliminated from the accounts and the gain or loss is recognized.

     Scheduled maintenance of equipment and overhauls are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling services expense over a 36-month period. The deferred portion of these large-scale maintenance projects is included in “Other assets” in the Consolidated Balance Sheets. Such amounts totaled $88,621,000 and $56,575,000 at December 31, 2004 and 2003, respectively. Total maintenance and repair expenses for the years ended December 31, 2004, 2003 and 2002 were $154,018,000, $122,105,000 and $110,788,000, respectively. Drilling equipment and facilities are depreciated using the straight-line method over the estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

     We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset’s estimated fair value. No material impairment losses were recorded on our property and equipment balances during the years ended December 31, 2004, 2003 and 2002.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Assets

     We evaluate the realization of our goodwill on at least an annual basis, and on our remaining long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Our goodwill balance was $14,638,000 and $13,138,000 at December 31, 2004 and 2003, respectively. All of our goodwill is attributable to our engineering and consulting services segment. The increase in goodwill during 2004 of $1,500,000 was attributable to an earn-out payment for certain operating performance milestones achieved by the Well Director™ drilling tools, which we acquired in 2002. See Note 3 to our accompanying consolidated financial statements for additional information. No impairment losses were recorded on our goodwill balances during the years ended December 31, 2004, 2003 and 2002.

     On March 31, 2002 we recognized an impairment loss of $9,758,000 on an investment in marketable securities resulting from a decline in value considered by management to be other than temporary. There were no other impairment losses during the years ended December 31, 2004, 2003 and 2002.

     Deferred debt issuance costs, which totaled $2,194,000 and $2,839,000 at December 31, 2004 and 2003, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $645,000, $1,016,000 and $1,664,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the interest method. The amortization of debt issuance costs is included in interest expense.

Insurance

     We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the fair value of each rig. During 2004 and 2003, we retained the first $10,000,000 per occurrence under this policy. In 2002, we retained the first $1,000,000 per occurrence and continued to retain a portion of each loss in excess of $1,000,000 to a maximum of $10,000,000. Our protection and indemnity policy insures us for personal injury to our drilling crews. Since February 2004, our protection and indemnity policy has had a standard deductible of $1,000,000 per occurrence and we retain $5,000,000 of claims in the aggregate beyond the standard deductible. From January 2002 through January 2004, we had a standard deductible of $100,000 per occurrence and we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for these deductibles during the year and the insurance retention reserve is adjusted based on our actual claims losses during the year. Prepaid insurance is amortized over the terms of our insurance policies.

Revenue Recognition

     Revenues generated from our dayrate-basis drilling contracts, labor contracts, technologically advanced drilling-related products, engineering services and project management engagements are recognized as services are performed.

     We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract.

     We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related cost as direct operating expenses.

Income Taxes

     Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble’s subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax liability in these circumstances would not have had a material effect on our results of operations for 2004, 2003 or 2002, and would have had no effect on our liquidity or our cash flows.

Concentration of Credit Risk

     The market for our services is the offshore oil and gas industry, and our customers consist primarily of government-owned oil companies, major integrated oil companies and independent oil and gas producers. We perform ongoing credit evaluations of our customers and generally do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers’ expenditures and budgets occur. These fluctuations can impact our results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our net cash provided by operating activities.

     In 2004, one customer accounted for $150,017,000 or 14 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. Another customer accounted for $105,405,000 or 10 percent of consolidated operating revenues, of which all was also included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2004. In 2003, one customer accounted for $138,254,000 or 14 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. Another customer accounted for $129,473,000 or 13 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2003. In 2002, one customer accounted for $149,258,000 or 15 percent of consolidated operating revenues, of which $97,431,000 was included in our domestic contract drilling services segment, $51,064,000 was included in our international contract drilling services segment and $763,000 was included in our engineering and consulting services segment. Another customer accounted for $123,251,000 or 12 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2002.

Net Income Per Share

     We compute and present earnings per share in accordance with SFAS No. 128, Earnings Per Share. Net income per share has been computed on the basis of the weighted average number of ordinary shares and, where dilutive, ordinary share equivalents outstanding during the indicated periods.

     The following table summarizes the basic and diluted earnings per share computations for net income for the years ended December 31, 2004, 2003 and 2002:

	Net	Basic	Basic	Diluted	Diluted
	Income	Shares	EPS	Shares	EPS
2004	$146,086	132,897	$1.10	134,115	$1.09

2003	166,416	131,948	1.26	133,007	1.25

2002	209,503	132,204	1.58	133,452	1.57

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Included in diluted shares are ordinary share equivalents relating primarily to outstanding stock options covering 1,218,000, 1,059,000 and 1,248,000 shares for the years ended December 31, 2004, 2003 and 2002, respectively. The computation of diluted earnings per share for 2004, 2003 and 2002 did not include options to purchase 100,000, 1,804,000 and 1,913,432 ordinary shares, respectively, because the options’ exercise prices were greater than the average market price of the ordinary shares.

Supplemental Cash Flow Information

	Year Ended December 31,
	2004	2003	2002
Cash paid during the period for:
Interest	$33,911	$39,162	$41,364
Income taxes (net of refunds)	$27,409	$10,509	$8,667

Stock-Based Compensation Plans

     We have several stock-based compensation plans, which are described below. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. No compensation expense was recognized in 2004, 2003 and 2002 related to stock option awards. For U.S. federal income tax purposes, we realized a reduction in income taxes related to the exercises of employee stock options of $11,840,000, $820,000 and $4,664,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

     SFAS 123 was revised in December 2004 and the intrinsic method of valuing stock-based compensation awards will no longer be allowed effective with the first interim or annual reporting period that begins after June 15, 2005. See the “Accounting Pronouncements” section of this Note 1 for additional information related to the revision of SFAS 123.

        1991 Stock Option and Restricted Stock Plan

     Our 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our ordinary shares, with or without stock appreciation rights, and the awarding of restricted shares to selected employees. At December 31, 2004, 3,964,803 shares were available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of an ordinary share on the date of grant and vest one-third annually, commencing one year after the grant date.

        1992 Nonqualified Stock Option Plan

     Our 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the “1992 Plan”) provides for the granting of nonqualified stock options to non-employee directors of Noble. At December 31, 2004, 234,500 shares were available for grant under the 1992 Plan. We grant options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2004, 2003 and 2002 and the changes during the year ended on those dates is presented below (actual amounts):

	2004		2003		2002
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of the year	8,630,114	$29.86	9,187,658	$29.64	8,494,250	$28.40
Granted	334,485	37.61	45,000	32.11	1,630,000	31.53
Exercised	(3,056,216)	25.87	(413,079)	22.83	(775,118)	19.99
Forfeited	(92,024)	33.69	(189,465)	35.01	(161,474)	32.82

Outstanding at end of year	5,816,359	$31.99	8,630,114	$29.86	9,187,658	$29.64

Exercisable at end of year	5,005,471	$31.83	6,995,876	$29.55	5,682,838	$27.41

     The following table summarizes information about stock options outstanding at December 31, 2004 (actual amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$5.01 to $ 7.69	20,000	0.3	$6.53	20,000	$6.53
7.70 to 14.00	41,249	1.1	9.81	41,249	9.81
14.01 to 28.31	1,553,009	3.5	23.51	1,553,009	23.51
28.32 to 48.81	4,202,101	6.7	35.96	3,391,213	36.48

$5.01 to $48.81	5,816,359	5.8	$31.99	5,005,471	$31.83

     Additional disclosures required by SFAS 123 are as follows:

	December 31,
	2004	2003	2002
Weighted average fair value per option granted	$15.80	$13.41	$11.57

Valuation assumptions:
Expected option term (years)	5	5	5
Expected volatility	42.27%	43.32%	43.72%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.52%	2.88%	4.42%

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

	Year Ended December 31,
	2004	2003	2002
Net income – as reported	$146,086	$166,416	$209,503
Compensation expense, net of tax, as reported	3,739	3,008	3,171
Compensation expense, net of tax, pro forma	(12,887)	(20,085)	(22,450)

Net income – pro forma	$136,938	$149,339	$190,224

Earnings per share:
Basic – as reported	$1.10	$1.26	$1.58
Basic – pro forma	$1.03	$1.13	$1.44

Diluted – as reported	$1.09	$1.25	$1.57
Diluted – pro forma	$1.02	$1.12	$1.43

     Other Stock Based Compensation

     In January 1998, we awarded selected employees 22,000 restricted (i.e., nonvested) shares that vested 20 percent per year over a five-year period commencing on the first anniversary date of the award. In January 1999, we awarded one employee 15,000 restricted shares that vested one-third per year over a three-year period commencing on the first anniversary date of the award. In February 1999 and October 1999, we awarded selected employees 190,000 restricted shares and 230,000 restricted shares, respectively, that vested 20 percent per year over a five-year period commencing on the first anniversary date of the award. In September 2000, we awarded one employee 25,000 restricted shares that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In October 2000 and October 2001, we awarded selected employees 227,500 restricted shares and 215,500 restricted shares, respectively, that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. No restricted shares were awarded in 2002 or 2003. In April 2004, we awarded selected employees 95,237 restricted shares that vest one-third per year over a three-year period commencing on the first anniversary date of the award. In April 2004, we also awarded selected employees performance restricted shares that have a three-year performance period from the date of award. The actual number of shares awarded and available for vesting may vary depending on the degree of achievement of certain specified corporate performance criteria over the three-year performance period. The number of shares awarded as so determined then vests (subject only to future employment) at the rate of one-third thereof in April of each succeeding year. The maximum number of shares available for award is 142,852. Nonvested shares will be forfeited.

     A summary of the restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Restricted shares:
Shares awarded	95,237	—	—
Share price at award date	$37.56	$—	$—
Performance restricted shares:
Shares awarded (maximum available)	142,852	—	—
Share price at award date	$37.56	$—	$—
Compensation expense recognized	$5,753	$4,627	$4,878

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Put Options on Ordinary Shares

     During 2002, we sold “European-style put options” covering 1,300,000 of our ordinary shares in 12 separate private transactions (11 transactions of 100,000 put options each and another transaction of 200,000 put options) at an average price paid to us of $2.81 per option. “European-style” options give the holder the right to require us to purchase our ordinary shares from the holder at their respective exercise prices on their respective expiration dates, whereas “American-style” options can be exercised any time up to, and including, the respective exercise dates. Upon exercise of the options by the holder, we had the option to settle in cash or net shares of Noble. The strike price under each option represented between 90 and 95 percent of the spot price of the ordinary shares at the date of the transaction. Of the 1,300,000 options sold during 2002, 300,000 expired unexercised and 400,000 were exercised during 2002, which resulted in 600,000 options outstanding at December 31, 2002. All of these options expired unexercised in the first quarter of 2003. At December 31, 2004 and 2003, we had no put options outstanding to purchase any of our ordinary shares.

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

Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) is a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123 (revised 2004) establishes standards for accounting for exchanges of an entity’s equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and that the cost is recognized over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. SFAS 123 (revised 2004) eliminates the alternative allowed under SFAS 123 in which equity instruments could be measured at their intrinsic value, as prescribed by APB Opinion 25, with only pro forma disclosure in the entity’s notes to its financial statements of the impact on net income and earnings per share had the equity instruments been measured at fair value. SFAS 123 (revised 2004) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The impact that the adoption of SFAS 123 (revised 2004) will have on our consolidated results of operations will be determined primarily by the number of stock options issued to employees in future periods. Based on recent stock option issuances, we estimate that the adoption of this statement will reduce annual net income by approximately $3,000,000 to $5,000,000, or $.02 to $.04 per diluted share. We do not expect the adoption of SFAS 123 (revised 2004) to have a material impact on our consolidated cash flows or financial position.

NOTE 2 – CORPORATE RESTRUCTURING

     On April 30, 2002, Noble became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as “Noble Drilling”), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries approved by stockholders of Noble Drilling. The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling into Noble Drilling. Noble Drilling was the surviving entity in the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock (and the related preferred stock purchase rights) of Noble Drilling were exchanged for ordinary shares (and related preferred share purchase rights) of Noble. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders’ equity did not change as a result of the restructuring.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS

     In October 2004, we exercised our option to purchase the Noble David Tinsley (formerly Maersk Valiant) jackup rig for an exercise price of $28,400,000. In June 2003, we paid an option fee of $13,200,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $41,600,000.

     In July 2004, we exercised our option to purchase the Noble Cees van Diemen (formerly Maersk Viking) jackup rig for an exercise price of $32,900,000. In June 2003, we paid an option fee of $15,000,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47,900,000.

     In June 2004, we purchased the Noble Mark Burns (formerly Okhi) jackup rig for $29,500,000 in cash.

     In September 2003, we exercised our option to purchase the Noble Charlie Yester (formerly Trident 18) jackup rig from a subsidiary of Schlumberger Limited for an exercise price of $32,900,000 in cash. In December 2002, we had paid an option fee of $14,100,000 in cash for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47,000,000. In July 2003, we exercised our option to purchase the Noble Gene House (formerly Trident 19) jackup rig from this subsidiary of Schlumberger for an exercise price of $25,200,000 in cash. In December 2002, we had paid an option fee of $10,800,000 in cash for the right to acquire the unit. Our aggregate purchase price for this rig was therefore $36,000,000. In December 2002, we purchased two jackup rigs, the Dhabi II and Noble Roy Rhodes (formerly Trident III), also from this subsidiary of Schlumberger, for an aggregate purchase price of $95,000,000 in an all cash transaction.

     On May 3, 2002, as part of our strategy to expand our technology initiative, we made several acquisitions. We acquired all of the shares of WELLDONE Engineering GmbH (“WELLDONE”) for $5,750,000 in cash plus an agreement to pay an earn-out amount up to $3,500,000 provided WELLDONE’s tools achieve certain operational and financial milestones during the period through May 3, 2004, of which $500,000 was paid in 2003. We did not pay any of the remaining $3,000,000, as these milestones were not achieved. WELLDONE’s primary asset is its ownership in the “Well Director™”, an automatic rotary steerable drilling system, which was designed by and is manufactured and marketed through DMT WELLDONE Drilling Services GmbH (“DMT WELLDONE”). As a result of our acquisition of WELLDONE, we acquired WELLDONE’s 50 percent joint venture interest in DMT WELLDONE, which is further described below. We paid $2,650,000 to Deutsche Montan Technologie GmbH (“DMT”), the other joint venturer in DMT WELLDONE, for the remaining 50 percent interest in the joint venture.

     In connection with the above described transaction, we also acquired 24 Well DirectorTM drilling tools and related assets owned by Phoenix Technology Services, Ltd. (“Phoenix”) for $6,000,000 in cash plus an agreement to pay an earn-out amount up to $3,000,000 provided certain operating performance milestones are achieved during the period through May 3, 2005, of which $1,500,000 and $500,000 was paid in 2004 and 2003, respectively. In the transaction we also acquired from Phoenix its worldwide marketing rights to the Well DirectorTM drilling tools. The aggregate purchase price of $14,400,000 for these related acquisitions was allocated to goodwill ($7,863,000) and property and equipment ($6,537,000).

     Pursuant to a related agreement, we and DMT each committed to fund 2,100,000 Euros to a new joint venture in which each party has a 50 percent interest. The joint venture was to use such funds to retain DMT to conduct research and development. This joint venture was terminated in 2003.

     On March 27, 2002, we purchased two semisubmersible baredecks, Bingo 9000 Rig 3 and Bingo 9000 Rig 4, from subsidiaries of Ocean Rig ASA (“Ocean Rig”) for an aggregate purchase price of $45,000,000 in an all cash transaction.

     On March 26, 2002, we purchased two semisubmersible drilling rigs, the Noble Lorris Bouzigard (formerly Transocean 96) and Noble Therald Martin (formerly Transocean 97), from subsidiaries of Transocean Inc. for an aggregate purchase price of $31,000,000 in an all cash transaction. During 2003, we completed upgrades to the living quarters and drilling equipment on both units.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MARKETABLE SECURITIES

     As of December 31, 2004 and 2003, we owned marketable equity securities with a fair market value of $528,000 and $9,703,000, respectively, of which $9,458,000 of the December 31, 2003 balance was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. This Rabbi Trust was liquidated and terminated in December 2004. The marketable securities included in the Rabbi Trust were classified as trading securities and were included in “Investment in marketable securities” in the Consolidated Balance Sheet at December 31, 2003 at their fair market value. Upon liquidation of the Rabbi Trust, we recognized in earnings a net realized gain of $895,000 related to these assets in 2004. The remaining investment in marketable equity securities at December 31, 2004 is classified as available for sale and is included in “Other assets” in the Consolidated Balance Sheet at its fair market value. On March 31, 2002, we recognized in earnings a realized loss of $9,758,000 on this investment resulting from a decline in value considered by management to be other than temporary. We recognized in other comprehensive income an unrealized holding gain of $283,000 on this investment during 2004. Gross unrealized holding losses on this investment at December 31, 2004 and 2003 were $681,000 and $964,000, respectively, and are included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets.

     As of December 31, 2004 and 2003, we owned marketable debt securities with a fair market value of $132,788,000 and $165,818,000, respectively. These investments are classified as available for sale and are included in “Investment in marketable securities” in the Consolidated Balance Sheets at their fair market value. Our balance of marketable debt securities at December 31, 2004 includes $33,280,000 that mature within one year, $61,008,000 that mature between one and five years and $38,500,000 that mature beyond five years. We recognized in other comprehensive income a net unrealized holding loss of $773,000 and in earnings a net realized loss of $129,000 related to these investments in 2004. In 2003 and 2002, we recognized realized losses on these securities of $382,000 and $168,000, respectively. Realized gains and losses on sales of marketable securities are based on the specific identification method. The following table highlights additional information applicable to our investments in marketable debt securities classified as available for sale as of December 31, 2004 and 2003:

	December 31,
	2004				2003
			Gross	Gross			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
U.S. Government obligations	$8,764	$8,728	$—	$(36)	$4,137	$4,126	$—	$(11)
Corporate debt securities	81,866	81,467	11	(410)	136,709	136,635	47	(121)
Asset-backed securities	42,989	42,593	5	(401)	25,075	25,057	15	(33)

Total	$133,619	$132,788	$16	$(847)	$165,921	$165,818	$62	$(165)

     The credit quality of each of our investments in marketable debt securities is rated no lower than “A” or “A2” by Standard & Poor’s and Moody’s Investors Service (“Moody’s”), respectively.

NOTE 5 – COMPREHENSIVE INCOME

     We report and display comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), which establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during the period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in the enterprise’s financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders’ equity separately from retained earnings and additional paid-in capital.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the components of accumulated other comprehensive income (loss):

				Accumulated
	Foreign	Unrealized	Minimum	Other
	Currency	(Losses) Gains	Pension	Comprehensive
	Items	on Securities	Liability	Income (Loss)
Balance at December 31, 2001	$25	$(9,777)	$(1,985)	$(11,737)
2002-period change	1,223	9,051	(4,829)	5,445

Balance at December 31, 2002	1,248	(726)	(6,814)	(6,292)
2003-period change	192	(296)	6,406	6,302

Balance at December 31, 2003	1,440	(1,022)	(408)	10
2004-period change	3,079	(490)	(61)	2,528

Balance at December 31, 2004	$4,519	$(1,512)	$(469)	$2,538

     Included in the 2002–period change for unrealized (losses) gains on securities above was a reclassification adjustment of $9,758,000 for an impairment charge on an investment included in net income resulting from a decline in value considered by management to be other than temporary.

NOTE 6 – INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     On June 13, 2000, we formed Noble Crosco Drilling Ltd. (“Noble Crosco”) with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S independent leg designed jackup, for its 50 percent equity interest. We also agreed to lend Noble Crosco up to $7,000,000 pursuant to a credit agreement (the “Noble Crosco Credit Agreement”) to finance part of the upgrade costs of the Panon. In 2001, we loaned Noble Crosco $7,000,000 under the Noble Crosco Credit Agreement. Any funds required for the maintenance and operation of the Panon in excess of those funds generated from operations of the joint venture and available under the Noble Crosco Credit Agreement would be loaned by us to Noble Crosco. In 2001, we loaned Noble Crosco $4,800,000 of such funds. At December 31, 2004, the balance due to us from Noble Crosco under the Noble Crosco Credit Agreement and the additional loan in excess of the Noble Crosco Credit Agreement had been repaid. We managed the upgrade of the Panon from a slot to a cantilever configuration, and we are managing the operation of the unit. During 2004, we received distributions from Noble Crosco related to the operations of the Panon of $2,700,000. We account for this investment using the equity method.

     Balances related to joint ventures for 2004 and 2003 are reflected in the table below:

	2004	2003
Equity in income of joint ventures (1)	$3,931	$2,307
Investment in joint ventures (2)	18,804	17,585
Advances to joint ventures (2)	—	2,283

(1)	Balance included in “Other, net” in the Consolidated Statements of Income. Amounts exclude management fees and interest income related to joint ventures of $1,253,000 and $1,838,000 in 2004 and 2003, respectively.

(2)	Balance included in “Investments in and advances to joint ventures” in the Consolidated Balance Sheets.

NOTE 7 – DEBT

     In 2002, we borrowed $125,000,000 from our $300,000,000 bank credit facility, of which $25,000,000 was repaid during 2004 . In November 2004, we amended our bank credit facility to increase the total commitment to $300,000,000 from $200,000,000 and extend the maturity date to November 30, 2009 from May 30, 2006. Deferred costs related to this amendment were $475,000, which are being amortized over the remaining term of the bank

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit facility. The interest rate on this borrowing from our bank credit facility, which adjusts periodically with LIBOR, was 3.46 percent at December 31, 2004. (See Note 8 for additional information.)

     On March 16, 1999, we issued $150,000,000 principal amount of our 6.95% Senior Notes due 2009 and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (together, the “Notes”). Interest on the Notes is payable on March 15 and September 15 of each year. The Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Notes are senior unsecured obligations and the indenture governing the Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.

     In 2002, we purchased and retired $5,000,000 principal amount of our 7.50% Senior Notes due 2019 for $5,350,000, which resulted in a loss of $400,000. This loss represents the difference between the acquisition price and the net carrying value of the notes purchased, including unamortized debt issuance costs, and was included in “Other, net” in the Consolidated Statement of Income in 2002. Prior to 2002, we purchased and retired $43,305,000 principal amount of our 7.50% Senior Notes.

     In connection with the acquisition of a majority interest in Arktik Drilling Limited, Inc. (“Arktik”) in 1999, we recorded Arktik’s indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the “Minority Owner Debt”). Arktik’s principal asset is the Noble Muravlenko drillship. We repaid the Minority Owner Debt in full in March 2004.

     In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Jim Thompson, issued $115,000,000 principal amount of its fixed rate senior secured notes (the “Thompson Notes”) in four series. The Thompson Notes bear interest at rates of 5.93 percent to 7.25 percent per annum. The Thompson Notes are secured by a first naval mortgage on the Noble Jim Thompson, are guaranteed by Noble, and can be prepaid, in whole or in part, at a premium at any time.

     In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the “Wolff Notes”) in three series. We repaid the Wolff Notes in full in December 2004.

     The following table summarizes our long-term debt:

	December 31,
	2004	2003
6.95% Senior Notes due 2009, net of unamortized discount of $46 in 2004 and $55 in 2003	$149,954	$149,945
7.50% Senior Notes due 2019	201,695	201,695
Bank Credit Facility	100,000	125,000
Project Financings:
Wolff Notes	—	28,228
Thompson Notes	60,000	76,805
Minority Owner Debt	—	7,900

	511,649	589,573
Current Maturities	(8,361)	(47,666)

Long-term Debt	$503,288	$541,907

     The fair value of our Senior Notes at December 31, 2004 was $402,891,000, based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The fair value of the indebtedness outstanding under our floating interest rate Bank Credit Facility and Project Financings approximates their carrying values.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aggregate principal repayments of long-term debt for the next five years and thereafter are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
6.95% Senior Notes due 2009, net of unamortized discount of $46 in 2004	$—	$—	$—	$—	$149,954	$—	$149,954
7.50% Senior Notes due 2019	—	—	—	—	—	201,695	201,695
Bank Credit Facility	—	—	—	—	100,000	—	100,000
Thompson Notes	8,361	8,975	9,630	10,334	22,700	—	60,000

Total	$8,361	$8,975	$9,630	$10,334	$272,654	$201,695	$511,649

NOTE 8 – CREDIT FACILITIES

     We have an unsecured revolving bank credit facility totaling $300,000,000 (the “Credit Agreement”), including a letter of credit facility totaling $50,000,000, through November 30, 2009. In November 2004, we amended the Credit Agreement to increase the total commitment to $300,000,000 from $200,000,000 and extend the maturity date to November 30, 2009 from May 30, 2006. In connection with our restructuring, Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation (“Noble Holding”), have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of December 31, 2004, we had outstanding borrowings and outstanding letters of credit of $100,000,000 and $15,721,000, respectively, under the Credit Agreement, with $184,279,000 remaining available thereunder. Additionally, as of December 31, 2004, we had other letters of credit and third-party guarantees of $35,916,000 and performance and customs bonds totaling $46,949,000 supported by surety bonds.

NOTE 9 – INTERESTS IN DEEPWATER OIL AND GAS PROPERTIES

     In 2000, we received interests in several deepwater oil and gas properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. Certain of these properties are currently in production. We reported income before income taxes from such properties of $743,000, $3,246,000 and $2,638,000 in 2004, 2003 and 2002, respectively.

     In December 2003, we sold our interest in Mariner Energy’s Green Canyon property to ENI Petroleum for $5,200,000 in cash. We realized a gain of $3,472,000 upon this sale.

     In March 2002, we sold our interest in Mariner Energy’s Falcon property to Pioneer Natural Resources USA, Inc. for $6,200,000 in cash and the assumption of liabilities related to our share of drilling and development costs subsequent to June 30, 2001. We realized a gain of $5,908,000 upon this sale.

NOTE 10 – SHAREHOLDERS’ EQUITY

     In June 1995, we adopted a stockholder rights plan designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of Noble Drilling and to guard against partial tender offers and other abusive takeover tactics to gain control of Noble Drilling without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Prior to our corporate restructuring, we amended our rights plan to provide for the earlier expiration of the rights in the event that Noble Drilling merges with a subsidiary company in connection with changing the parent corporation of the Noble corporate group to a non-U.S. company. Immediately prior to such a merger as part of our corporate restructuring, the Noble Drilling stockholder rights plan expired. Upon such merger, a new shareholder rights plan became effective for the new

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parent company, Noble Corporation, that is substantially similar to the previous Noble Drilling stockholder rights plan. Under the rights plan, one right (“Right”) is attached to each of our ordinary shares. Each Right will entitle the holder to purchase one one-hundredth of a share of new Series A Junior Participating Preferred Shares, par value $1.00 per share, at an exercise price of $120.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 25 percent or more of our ordinary shares. The Rights expire on July 10, 2005.

     In connection with our corporate restructuring (see Note 2), treasury shares of Noble Drilling were either cancelled and retired or contributed to trusts for the purpose of Company employee benefit plans. Any ordinary shares of Noble repurchased by it are automatically cancelled and retired pursuant to Cayman Islands law. These employee benefit plan trusts were liquidated and terminated in December 2004. Ordinary shares of Noble held by the trusts were cancelled and retired upon dissolution of the trusts. These trusts held 1,700,000 ordinary shares of Noble at December 31, 2003.

     Share repurchases and sales of put options were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of March 3, 2005, 9,162,000 shares remained available under this authorization.

NOTE 11 – INCOME TAXES

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

     In certain circumstances, management expects that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should management’s expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.

     The components of and changes in the net deferred taxes were as follows:

	December 31,	December 31,
	2004	2003
Deferred tax assets:
United States:
Net operating loss carryforwards	$28,295	$11,576
Tax credit carryforwards	24,570	23,403
International:
Net operating loss carryforwards	—	—

Deferred tax assets	52,865	34,979
Less: Valuation allowance	(12,118)	(8,343)

Net deferred tax assets	$40,747	$26,636

Deferred tax liabilities:
United States:
Excess of net book basis over remaining tax basis	$(246,892)	$(232,642)
International:
Excess of net book basis over remaining tax basis	(361)	(7,351)

Deferred tax liabilities	$(247,253)	$(239,993)

Net deferred tax liabilities	$(206,506)	$(213,357)

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income before income taxes consisted of the following:

	Year Ended December 31,
	2004	2003	2002
United States	$(12,310)	$(3,996)	$34,966
International	174,127	190,980	208,359

Total	$161,817	$186,984	$243,325

     The income tax provision consisted of the following:

	Year Ended December 31,
	2004	2003	2002
Current - United States	$(8,403)	$(2,561)	$160
Current - International	19,112	18,753	16,792
Deferred - United States	11,546	14,878	13,020
Deferred - International	(6,524)	(10,502)	3,850

Total	$15,731	$20,568	$33,822

     A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2004	2003	2002
Statutory rate	0.0%	0.0%	0.0%
Effect of:
U.S. tax rate which is different than the Cayman Islands rate	9.8	3.6	4.5
International tax rates which are different than the Cayman Islands rate	10.9	7.3	8.3
Resolution of tax authority audits	(6.7)	—	—
Change in tax status of international subsidiaries	(2.7)	—	—
U.S. and international return to provision adjustments	(1.8)	—	—
Other	0.2	0.1	1.1

Total	9.7%	11.0%	13.9%

     During 2004, we generated net operating losses (“NOLs”) of $21,767,000 and $53,950,000 for U.S. Regular and Alternative Minimum Tax (“AMT”) purposes, respectively. Our total U.S. NOLs at December 31, 2004 were $59,454,000 for U.S. Regular tax purposes and $136,728,000 for AMT purposes. These NOLs can be carried forward 20 years and begin to expire in 2022. Based on current market conditions, the reversal of temporary differences and forecasts of future U.S. income, we expect to fully utilize these NOLs. Therefore, there is no valuation allowance offsetting the deferred tax asset for these NOLs.

     During 2003, we generated NOLs of $23,943,000 and $61,826,000 for U.S. Regular and AMT purposes, respectively. During 2002, we generated NOLs of $13,744,000 and $47,024,000 for U.S. Regular and AMT purposes, respectively. Due to our corporate restructuring in 2002, $13,744,000 of the Regular NOL and $20,952,000 of the AMT NOL were subject to the Separate Return Limitation Year limits and could not be carried back to prior tax years. The remaining AMT NOL of $26,072,000 was carried back to 2001 and generated cash refunds of $5,019,000. Certain components of the Net deferred tax liabilities in the table above were based on our estimates of NOLs and tax credit carryforwards at December 31, 2003. The Net deferred tax liabilities at December 31, 2004 reflect the actual NOLs and tax credit carryforwards from 2003.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We had AMT credit carryforwards of $17,444,000 at December 31, 2004 and 2003. We expect to fully utilize these credits, which can be carried forward indefinitely. Therefore, there is no valuation allowance offsetting this asset. We had foreign tax credit carryforwards of $7,126,000 at December 31, 2004. These credits can be carried forward ten years, and begin to expire in 2010. Because the majority of our international operations are conducted by non-U.S. subsidiaries, we have offset the asset for these credits with a valuation allowance of $4,632,000. Our estimated foreign tax credits and offsetting valuation allowance at December 31, 2003 were $5,959,000 and $3,873,000, respectively.

     Certain of our subsidiaries file stand alone tax returns in the U.S. During 2004, these subsidiaries generated NOLs of $4,074,000 for U.S. Regular and AMT purposes. Our total U.S. NOLs at December 31, 2004 for Regular and AMT purposes for these subsidiaries were $21,389,000 and $21,294,000, respectively. Due to insufficient earnings history with these subsidiaries, we have fully offset the deferred tax asset attributable to the U.S. Regular NOLs with a valuation allowance of $7,486,000 and $4,470,000 at December 31, 2004 and 2003, respectively. These NOLs can be carried forward 20 years, and begin to expire in 2023.

     During 2004, we recorded a tax benefit of $10,803,000 due to the resolution of certain tax authority audits. Also during 2004, two of our subsidiaries were granted approval by an international tax authority to be taxed on a deemed profit basis in its jurisdiction. We recorded a one-time tax benefit of $4,431,000 due to the change in tax status of these subsidiaries in such jurisdiction.

     Due to our ability to redeploy units between Mexico and other jurisdictions, we do not expect our rig-owning subsidiaries operating in Mexico to incur income tax liability in Mexico. Therefore, no deferred tax has been recorded for these subsidiaries. Should our expectations change regarding these subsidiaries, we will adjust deferred taxes accordingly. Our recognition of a deferred tax liability in these circumstances would not have had a material effect on our results of operations for 2004, 2003 or 2002, and would have had no effect on our liquidity or our cash flows.

     Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of $808,000,000 for Noble’s subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. It is not practicable to estimate the amount of deferred income taxes associated with these undistributed earnings.

     On October 22, 2004, The American Jobs Creation Act of 2004 (“the Act”) was signed into law in the U.S. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We have reviewed this incentive under the Act. We believe it is in our best interest to continue to keep these undistributed earnings permanently reinvested outside the U.S. and do not intend to repatriate any undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material.

NOTE 12 – EMPLOYEE BENEFIT PLANS

     We have a U.S. noncontributory defined benefit pension plan which covers substantially all salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain field hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified domestic plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified domestic plans when required. The benefit amount that can be covered by the qualified domestic plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified domestic plans. We refer to the qualified domestic plans and the excess benefit plan collectively as the “domestic plans.”

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Each of Noble Drilling (U.K.) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble, maintains a pension plan which covers all of its salaried, non-union employees (collectively referred to as our “international plans”). Benefits are based on credited service and the average of the highest three years of qualified salary within the past 10 years of participation.

     In 2004, we made total fundings of $1,389,000 to our domestic and international pension plans. We made total fundings of $22,155,000 to our domestic and international pension plans in 2003, including a discretionary funding of $17,100,000. During 2002, we made fundings totaling $5,327,000 to our plans. We expect fundings in 2005 to approximate $1,500,000.

     All of our plans use December 31 as the measurement date.

     A reconciliation of the changes in projected benefit obligations for our international and domestic plans is as follows:

	As of December 31,
	2004		2003
	International	Domestic	International	Domestic
Benefit obligation at beginning of year	$41,542	$68,945	$36,600	$54,227
Service cost	2,411	4,455	1,957	3,504
Interest cost	2,418	4,097	2,015	3,486
Actuarial losses	1,060	1,415	1,078	9,586
Benefits paid	(898)	(2,072)	(598)	(1,858)
Plan participants’ contribution	216	—	178	—
Foreign exchange rate changes	3,507	—	312	—
Other	—	367	—	—

Benefit obligation at end of year	$50,256	$77,207	$41,542	$68,945

     A reconciliation of the changes in fair value of plan assets is as follows:

	As of December 31,
	2004		2003
	International	Domestic	International	Domestic
Fair value of plan assets at beginning of year	$44,171	$53,386	$26,764	$37,251
Actual return on plan assets	2,998	5,173	3,330	7,878
Employer contribution	802	587	12,040	10,115
Plan participants’ contribution	216	—	178	—
Benefits and expenses paid	(963)	(2,072)	(618)	(1,858)
Foreign exchange rate changes	5,337	—	2,477	—

Fair value of plan assets at end of year	$52,561	$57,074	$44,171	$53,386

     The funded status of the plans is as follows:

	As of December 31,
	2004		2003
	International	Domestic	International	Domestic
Funded status	$2,305	$(20,133)	$2,629	$(15,559)
Unrecognized net loss	991	17,501	225	17,887
Unrecognized prior service cost	—	1,695	—	1,588
Unrecognized transition obligation	1,326	—	1,452	—

Net amount recognized	$4,622	$(937)	$4,306	$3,916

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amounts recognized in the Consolidated Balance Sheets consist of:

	As of December 31,
	2004		2003
	International	Domestic	International	Domestic
Prepaid (accrued) pension cost	$4,622	$(3,611)	$4,306	$2,404
Intangible asset	—	1,953	—	885
Accumulated other comprehensive loss	—	721	—	627

Net amount recognized	$4,622	$(937)	$4,306	$3,916

     Pension cost includes the following components:

	Year Ended December 31,
	2004		2003		2002
	International	Domestic	International	Domestic	International	Domestic
Service cost	$2,411	$4,455	$1,957	$3,504	$2,424	$3,392
Interest cost	2,418	4,097	2,015	3,486	1,970	3,552
Return on plan assets	(3,023)	(4,273)	(1,856)	(3,376)	(2,025)	(3,532)
Amortization of prior service cost	—	260	—	217	52	189
Amortization of transition obligation	168	—	530	—	93	—
Recognized net actuarial (gain) loss	(58)	900	(358)	697	(19)	391

Net pension expense	$1,916	$5,439	$2,288	$4,528	$2,495	$3,992

     Other information regarding our international and domestic plans is summarized below:

	As of December 31,
	2004		2003
	International	Domestic	International	Domestic
Projected benefit obligation	$50,256	$77,207	$41,542	$68,945
Accumulated benefit obligation	48,716	63,327	39,490	53,275
Fair value of plan assets	52,561	57,074	44,171	53,386
Increase in minimum liability included in other comprehensive income	—	721	—	627

     The key assumptions for the plans are summarized below:

	As of December 31,
	2004		2003
	International	Domestic	International	Domestic
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.75%-5.70%	5.75%	5.50%	6.00%
Rate of compensation increase	3.70%-3.88%	5.00%	3.50%-3.88%	5.00%

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2004		2003		2002
	International	Domestic	International	Domestic	International	Domestic
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%-5.50%	6.00%	5.25%-5.50%	6.50%	5.50%	7.00%
Expected long-term return on plan assets	5.25%-6.25%	8.00%	5.25%-6.25%	8.00%	5.50%-6.25%	9.00%
Rate of compensation increase	3.50%-3.88%	5.00%	3.50%-3.88%	5.00%	3.50%	5.00%

     The projected benefit obligation for the unfunded excess benefit plan was $8,547,000 and $7,850,000 at December 31, 2004 and 2003, respectively, and is included under “Domestic” in the above tables.

     Additional information regarding our qualified domestic plans is summarized below.

     The Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.

     The targeted and actual weighted average asset allocations by asset category for the two U.S. defined benefit pension plans are as follows:

	Year Ended December 31,
	2004			2003
	Target
	Allocation	Actual		Actual
	or Range	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	65%	68%	$39,114	68%	$36,102
Debt securities	32%	28%	15,910	29%	15,517
Real estate	0%	0%	—	0%	—
Cash	3%	4%	2,050	3%	1,767
Other	0%	0%	—	0%	—

Total plan assets	100%	100%	$57,074	100%	$53,386

     Any deviation from the target range of asset allocations must be approved by the Trust’s governing committee. The performance objective of the Trust is to outperform the return of the Total Index Composite as constructed to reflect the target allocation weightings for each asset class. This objective should be met over a market cycle, which is defined as a period not less than three years or more than five years. Domestic equity securities (common stock, convertible preferred stock and convertible bonds) should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. International equity securities (common stock, convertible preferred stock and convertible bonds), either from developed or emerging markets, should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Fixed income debt securities should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Cash equivalent and short-term investments should achieve relative performance better than the 90-day Treasury bills. When mutual funds are used by the Trust, those mutual funds should achieve a total return that equals or exceeds the total return of each fund’s appropriate Lipper or Morningstar category. Lipper and Morningstar are independent mutual fund rating and information services.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For investments in equity securities, no individual options or financial futures contracts are purchased unless approved in writing by the Trust’s governing committee. In addition, no private placements or purchases of venture capital are allowed. No direct investments in foreign securities are made unless available in ADRs on a U.S. exchange. The maximum commitment to a particular industry, as defined by Standard & Poor’s, may not exceed 20 percent. The Trust’s equity managers vote all proxies in the best interest of the Trust without regards to social issues. The Trust’s governing committee reserves the right to comment on and exercise control over the response to any individual proxy solicitation.

     For fixed income debt securities, corporate bonds purchased are limited to investment grade securities as established by Moody’s or Standard & Poor’s. At no time shall the lowest investment grade make up more than 20 percent of the total market value of the Trust’s fixed income holdings. The total fixed income exposure from any single non-government or government agency issuer shall not exceed 10 percent of the Trust’s fixed income holdings. The average duration of the total portfolio shall not exceed seven years. All interest and principal receipts are swept, as received, into an alternative cash management vehicle until reallocated in accordance with the Trust’s core allocation.

     For investments in cash equivalent and short-term investments, the Trust utilizes a money market mutual fund which invests in U.S. government and agency obligations, repurchase agreements collateralized by U.S. government or agency securities, commercial paper, bankers’ acceptances, certificate of deposits, delayed delivery transactions, reverse repurchase agreements, time deposits and Euro dollar obligations. Bankers’ acceptances shall be made in larger banks (ranked by assets) rated “AA” or better by Moody’s and in conformance with all FDIC regulations concerning capital requirements.

     Equity securities include Noble’s ordinary shares in the amounts of $2,736,000 (5% of total Domestic plan assets) and $1,968,000 (4% of total Domestic plan assets) at December 31, 2004, and 2003, respectively. Noble does not expect that it will be required to make a mandatory contribution to its domestic plans in 2005, although Noble has made discretionary contributions in prior years and expects it will consider making a discretionary contribution to its domestic plans in 2005. Estimated benefit payments from our domestic plans are $2,255,000 for 2005, $2,440,000 for 2006, $2,567,000 for 2007, $2,950,000 for 2008, $3,039,000 for 2009 and $17,685,000 in the aggregate for the five years thereafter.

     The expected rate of return on plan assets was based on historical returns on each asset type and weighted based on the target asset allocation.

     Additional information regarding our international plans is summarized below.

     Our international pension plans invest in equity securities, fixed income debt securities, and cash equivalents and other short-term investments.

     The weighted average asset allocations by asset category for the international pension plans are as follows:

	Year Ended December 31,
	2004		2003
	Actual		Actual
	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	62%	$32,700	62%	$27,225
Debt securities	31%	16,339	34%	15,240
Real estate	0%	—	0%	—
Cash	7%	3,446	4%	1,706
Other	0%	76	0%	—

Total plan assets	100%	$52,561	100%	$44,171

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Both the Noble Enterprises Limited and Noble Drilling (Nederland) B.V. pension plans have a targeted asset allocation of 100 percent debt securities. The investment objective for the Noble Enterprises Limited plan assets is to earn a favorable return against the Salomon Brothers U.S. Government Bond Index for all maturities greater than one year. The investment objective for the Noble Drilling (Nederland) B.V. plan assets is to earn a favorable return against the Salomon Brothers EMU Government Bond Index for all maturities greater than one year. We evaluate the performance of these plans on an annual basis. In establishing an expected rate of return for these plans’ assets, the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and expectations for future returns of each asset class were all considered. The expected return for each class was then weighted based on the target asset allocation (100 percent debt securities for both of these plans at December 31, 2004) to develop the expected long-term rate of return on assets assumption for the plans.

     There is no target asset allocation for the Noble Drilling (U.K.) Limited pension plan. However, the investment objectives of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against the Combined Actuarial Performance Service (“CAPS”) pooled fund median. The CAPS pooled fund is a benchmark that attempts to reflect the performance of all pooled pension funds in the United Kingdom. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day to day management of the plan’s assets. The plan’s assets are divided between two investment managers. The performance objective communicated to one of these investment managers is to achieve upper quartile performance over a rolling five-year period against the CAPS pooled fund benchmark. The performance objective communicated to the other investment manager is to exceed the CAPS pooled fund benchmark by one percent per annum over a rolling three-year period. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet the investment managers periodically to review and discuss their investment performance. The expected rate of return on the plan’s assets is based on the plan’s asset allocation at December 31, 2004 and assumes that equity securities will outperform fixed interest bonds issued by the United Kingdom government by approximately 1.75 percent per annum.

     Noble expects to contribute $1,500,000 to its international plans in 2005. Estimated benefit payments from our international plans are $720,000 for 2005, $746,000 for 2006, $900,000 for 2007, $969,000 for 2008, $1,046,000 for 2009 and $9,363,000 in the aggregate for the five years thereafter.

     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan, and receive employer matching contributions (which are made in ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. Our liability for this plan was $15,591,000 and $11,750,000 at December 31, 2004 and 2003, respectively, and is included in “Accrued payroll and related costs” in the accompanying Consolidated Balance Sheets. Although not considered plan assets, a grantor trust was established from which payments for obligations under the Restoration Plan were made prior to the trust’s dissolution in December 2004. The grantor trust had a balance of $9,458,000 at December 31, 2003 and is included in “Investments in marketable securities” in the accompanying Consolidated Balance Sheet at that date. We also maintained a trust that held ordinary shares of Noble for purposes of funding our obligations under the benefit plans, including the Restoration Plan. This trust was also dissolved in December 2004. This trust held 1,700,000 ordinary shares of Noble at December 31, 2003. These shares are classified as “Treasury stock” in the accompanying Consolidated Balance Sheet at December 31, 2003.

     We presently sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $22,193,000, $20,220,000 and $18,167,000 in 2004, 2003 and 2002, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 130 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in preliminary stages and we have not confirmed the number of plaintiffs, if any, that were employed by our subsidiary or otherwise associated with our drilling operations during the relevant period. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The Show Cause Notice concerns alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleges certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. We maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Show Cause Notice is without merit as against NACL. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,300,000 and a customs bond in the amount of $21,340,000, both of which remain in place. NACL filed its initial replies to the Show Cause Notice in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. The Commissioner has not ruled to date. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of December 31, 2004, we had approximately $32,000,000 of outstanding purchase commitments related to these projects.

     At December 31, 2004, we had certain noncancelable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $3,525,000 for 2005, $2,889,000 for 2006, $2,444,000 for 2007, $2,257,000 for 2008, $2,256,000 for 2009 and $6,157,000 thereafter. Rental expense for all operating leases was $4,896,000, $4,038,000 and $3,688,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – UNAUDITED INTERIM FINANCIAL DATA

     Unaudited interim consolidated financial information for the years ended December 31, 2004 and 2003 is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004

Operating revenues	$245,433	$253,009	$265,638	$302,151
Operating income	38,842	46,561	44,015	57,754
Net income	28,260	34,381	30,571	52,874
Net income per share (1):
Basic	$0.21	$0.26	$0.23	$0.39
Diluted	0.21	0.26	0.23	0.39

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2003

Operating revenues	$245,008	$247,920	$254,646	$239,806
Operating income	54,718	58,670	67,157	40,593
Net income	39,421	43,738	52,957	30,300
Net income per share (1):
Basic	$0.30	$0.33	$0.40	$0.23
Diluted	0.30	0.33	0.40	0.23

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ earnings per share may not agree to the total computed for the year.

NOTE 15 – PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

     Noble and Noble Holding are guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at December 31, 2004 were $149,954,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble’s and Noble Holding’s guarantee of these securities is full and unconditional.

     The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the United States Securities and Exchange Commission. These consolidating financial statements present Noble’s and Noble Holding’s investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CURRENT ASSETS
Cash and cash equivalents	$8,130	$—	$—	$50,660	$—	$58,790
Investments in marketable securities	23,707	—	—	109,081	—	132,788
Accounts receivable	—	—	7,434	197,589	—	205,023
Inventories	—	—	—	4,013	—	4,013
Prepaid expenses	—	—	1,285	11,169	—	12,454
Accounts receivable from affiliates	177,091	—	588,705	—	(765,796)	—
Other current assets	19,918	—	262	11,963	(19,928)	12,215

Total current assets	228,846	—	597,686	384,475	(785,724)	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,624	3,639,714	—	3,739,338
Other	—	—	—	65,550	—	65,550

	—	—	99,624	3,705,264	—	3,804,888
Accumulated depreciation	—	—	(51,581)	(1,009,687)	—	(1,061,268)

	—	—	48,043	2,695,577	—	2,743,620

NOTES RECEIVABLE FROM AFFILIATES	492,139	—	44,159	—	(536,298)	—
INVESTMENTS IN AFFILIATES	1,664,904	1,987,843	1,773,952	—	(5,426,699)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	18,804	—	18,804
OTHER ASSETS	—	—	5,929	114,337	—	120,266

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$19,682	$—	$8,361	$(19,682)	$8,361
Accounts payable	—	—	2,374	80,638	—	83,012
Accrued payroll and related costs	26	—	15,222	45,663	—	60,911
Taxes payable	1,429	—	—	21,454	—	22,883
Interest payable	—	—	7,912	1,315	(246)	8,981
Accounts payable to affiliates	—	114,330	—	651,466	(765,796)	—
Other current liabilities	—	—	809	29,209	—	30,018

Total current liabilities	1,455	134,012	26,317	838,106	(785,724)	214,166

LONG-TERM DEBT	—	—	451,650	51,638	—	503,288
NOTES PAYABLE TO AFFILIATES	—	492,139	—	44,159	(536,298)	—
DEFERRED INCOME TAXES	—	(2,700)	15,083	194,123	—	206,506
OTHER LIABILITIES	—	1,043	4,674	2,393	—	8,110
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—
MINORITY INTEREST	—	—	—	(8,531)	—	(8,531)

	1,455	624,494	497,724	1,121,888	(1,322,022)	923,539

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,441	—	—	—	—	13,441
Capital in excess of par value	926,652	870,744	870,744	691,289	(2,432,777)	926,652
Retained earnings	1,452,974	492,605	1,101,301	1,397,478	(2,991,384)	1,452,974
Treasury stock, at cost	—	—	—	—	—	—
Restricted stock (unearned compensation)	(11,171)	—	—	—	—	(11,171)
Accumulated other comprehensive loss	2,538	—	—	2,538	(2,538)	2,538

	2,384,434	1,363,349	1,972,045	2,091,305	(5,426,699)	2,384,434

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2003
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,991	$—	$—	$28,576	$—	$62,567
Investments in marketable securities	24,798	—	—	150,478	—	175,276
Accounts receivable	—	—	3,144	146,091	—	149,235
Inventories	—	—	—	4,086	—	4,086
Prepaid expenses	—	—	3,376	8,433	—	11,809
Accounts receivable from affiliates	17,239	—	487,693	—	(504,932)	—
Other current assets	26,098	—	3,977	14,926	(26,015)	18,986

Total current assets	102,126	—	498,190	352,590	(530,947)	421,959

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	100,647	3,353,516	—	3,454,163
Other	—	—	—	64,591	—	64,591

	—	—	100,647	3,418,107	—	3,518,754
Accumulated depreciation	—	—	(47,380)	(845,508)	—	(892,888)

	—	—	53,267	2,572,599	—	2,625,866

NOTES RECEIVABLE FROM AFFILIATES	511,821	—	169,159	4,629	(685,609)	—
INVESTMENTS IN AFFILIATES	1,563,494	1,864,823	1,643,124	—	(5,071,441)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	19,868	—	19,868
OTHER ASSETS	—	—	7,333	114,607	—	121,940

	$2,177,441	$1,864,823	$2,371,073	$3,064,293	$(6,287,997)	$3,189,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$17,951	$—	$47,666	$(17,951)	$47,666
Accounts payable	(6)	—	4,180	83,004	—	87,178
Accrued payroll and related costs	—	—	11,412	37,099	—	48,511
Taxes payable	(958)	—	—	32,692	—	31,734
Interest payable	—	8,064	7,799	1,585	(8,064)	9,384
Accounts payable to affiliates	—	57,527	—	447,405	(504,932)	—
Other current liabilities	(20)	—	668	18,902	—	19,550

Total current liabilities	(984)	83,542	24,059	668,353	(530,947)	244,023

LONG-TERM DEBT	—	—	476,640	65,267	—	541,907
NOTES PAYABLE TO AFFILIATES	—	511,821	—	173,788	(685,609)	—
DEFERRED INCOME TAXES	—	—	16,264	197,093	—	213,357
OTHER LIABILITIES	—	—	5,085	13,116	—	18,201
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—
MINORITY INTEREST	—	—	—	(6,280)	—	(6,280)

	(984)	595,363	522,048	1,111,337	(1,216,556)	1,011,208

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,389	—	—	—	—	13,389
Capital in excess of par value	915,240	870,744	870,744	693,687	(2,435,175)	915,240
Retained earnings	1,306,888	398,716	978,281	1,259,259	(2,636,256)	1,306,888
Treasury stock, at cost	(49,121)	—	—	—	—	(49,121)
Restricted stock (unearned compensation)	(7,981)	—	—	—	—	(7,981)
Accumulated other comprehensive income	10	—	—	10	(10)	10

	2,178,425	1,269,460	1,849,025	1,952,956	(5,071,441)	2,178,425

	$2,177,441	$1,864,823	$2,371,073	$3,064,293	$(6,287,997)	$3,189,633

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$30,423	$906,991	$—	$937,414
Reimbursables	—	—	28	50,206	—	50,234
Labor contract drilling services	—	—	—	51,327	—	51,327
Engineering, consulting and other	—	—	17	27,239	—	27,256

	—	—	30,468	1,035,763	—	1,066,231

OPERATING COSTS AND EXPENSES
Contract drilling services	(334)	—	9,749	553,093	—	562,508
Reimbursables	—	—	28	44,582	—	44,610
Labor contract drilling services	—	—	—	42,669	—	42,669
Engineering, consulting and other	—	—	—	27,339	—	27,339
Depreciation	—	—	4,641	163,578	—	168,219
Selling, general and administrative	578	—	1,038	32,098	—	33,714

	244	—	15,456	863,359	—	879,059

OPERATING INCOME	(244)	—	15,012	172,404	—	187,172

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	101,280	123,020	130,828	—	(355,128)	—
Interest expense	—	(47,472)	(27,935)	(6,454)	47,472	(34,389)
Other, net	47,928	—	911	7,667	(47,472)	9,034

INCOME BEFORE INCOME TAXES	148,964	75,548	118,816	173,617	(355,128)	161,817
INCOME TAX (PROVISION) BENEFIT	(2,878)	18,341	4,204	(35,398)	—	(15,731)

NET INCOME	$146,086	$93,889	$123,020	$138,219	$(355,128)	$146,086

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2003
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$13,544	$876,059	$—	$889,603
Reimbursables	—	—	350	43,864	—	44,214
Labor contract drilling services	—	—	—	28,492	—	28,492
Engineering, consulting and other	—	—	—	25,071		25,071

	—	—	13,894	973,486		987,380

OPERATING COSTS AND EXPENSES
Contract drilling services	(27)	1	10,348	494,716	—	505,038
Reimbursables	—	—	350	38,674	—	39,024
Labor contract drilling services	—	—	—	22,642	—	22,642
Engineering, consulting and other	—	—	(150)	28,399	—	28,249
Depreciation	—	—	3,851	144,276	—	148,127
Selling, general and administrative	300	—	1,025	25,309	—	26,634
Gain on sale of property and equipment	—	—	—	(3,472)	—	(3,472)

	273	1	15,424	750,544	—	766,242

OPERATING (LOSS) INCOME	(273)	(1)	(1,530)	222,942	—	221,138

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	120,460	164,802	180,861	—	(466,123)	—
Interest expense	—	(48,956)	(27,782)	(16,259)	52,706	(40,291)
Other, net	49,166	—	4,606	5,071	(52,706)	6,137

INCOME BEFORE INCOME TAXES	169,353	115,845	156,155	211,754	(466,123)	186,984
INCOME TAX (PROVISION) BENEFIT	(2,937)	17,135	8,647	(43,413)	—	(20,568)

NET INCOME	$166,416	$132,980	$164,802	$168,341	$(466,123)	$166,416

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2002
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$11,336	$899,083	$—	$910,419
Reimbursables	—	—	—	26,183	—	26,183
Labor contract drilling services	—	—	—	26,416	—	26,416
Engineering, consulting and other	—	—	276	27,230	(276)	27,230

	—	—	11,612	978,912	(276)	990,248

OPERATING COSTS AND EXPENSES
Contract drilling services	217	—	9,923	478,765	(276)	488,629
Reimbursables	—	—	—	23,058	—	23,058
Labor contract drilling services	—	—	—	20,951	—	20,951
Engineering, consulting and other	—	—	—	27,868	—	27,868
Depreciation	—	—	5,718	119,436	—	125,154
Selling, general and administrative	3,087	—	(4,012)	27,864	—	26,939
Gain on sale of property and equipment	—	—	—	(5,908)		(5,908)

	3,304	—	11,629	692,034	(276)	706,691

OPERATING (LOSS) INCOME	(3,304)	—	(17)	286,878	—	283,557

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	193,105	207,291	220,381	—	(620,777)	—
Interest expense	—	(20,952)	(25,988)	(16,634)	20,952	(42,622)
Other, net	20,959	—	5,867	(3,484)	(20,952)	2,390

INCOME BEFORE INCOME TAXES	210,760	186,339	200,243	266,760	(620,777)	243,325
INCOME TAX (PROVISION) BENEFIT	(1,257)	7,333	7,048	(46,946)	—	(33,822)

NET INCOME	$209,503	$193,672	$207,291	$219,814	$(620,777)	$209,503

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,086	$93,889	$123,020	$138,219	$(355,128)	$146,086
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation, and amortization of deferred repairs and maintenance	—	—	5,939	203,184	—	209,123
Deferred income tax provision	—	—	—	5,022	—	5,022
Loss on sales of marketable securities	—	—	—	129	—	129
Equity in income of joint venture	—	—	—	(3,931)	—	(3,931)
Distributions received from joint venture	—	—	—	2,700	—	2,700
Compensation expense from stock-based plans	5,753	—	—	—	—	5,753
Equity earnings in affiliates	(101,280)	(123,020)	(130,828)	—	355,128	—
Dissolution of rabbi trust	11,945	—	—	—	—	11,945
Other	—	(1,657)	(188)	(2,183)	—	(4,028)
Changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(4,290)	(51,498)	—	(55,788)
Accounts receivable from affiliates	(146,459)	—	23,409	—	123,050	—
Other current assets	6,180	—	5,806	(10,799)	—	1,187
Accounts payable	6	—	(1,806)	(2,364)	—	(4,164)
Accounts payable to affiliates	—	56,803	—	66,247	(123,050)	—
Other current liabilities	2,433	(8,064)	4,064	19,754	—	18,187

Net cash (used for) provided by operating activities	(75,336)	17,951	25,126	364,480	—	332,221

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(110,548)	—	(110,548)
Other capital expenditures	—	—	334	(150,827)	—	(150,493)
Deferred repair and maintenance expenditures	—	—	(460)	(72,488)	—	(72,948)
Repayments from affiliates	17,951	—	—	—	(17,951)	—
Proceeds from sales of property and equipment	—	—	—	2,135	—	2,135
Repayments from joint venture	—	—	—	2,295	—	2,295
Investment in marketable securities	(168,300)	—	—	(64,916)	—	(233,216)
Proceeds from sales of marketable securities	160,466	—	—	104,886	—	265,352

Net cash provided by (used for) investing activities	10,117	—	(126)	(289,463)	(17,951)	(297,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowing on credit facility	—	—	(25,000)	—	—	(25,000)
Payment of other long-term debt	—	(17,951)	—	(52,933)	17,951	(52,933)
Proceeds from issuance of ordinary shares	79,072	—	—	—	—	79,072
Repurchase of ordinary shares	(39,714)	—	—	—	—	(39,714)

Net cash provided by (used for) financing activities	39,358	(17,951)	(25,000)	(52,933)	17,951	(38,575)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,861)	—	—	22,084	—	(3,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,991	—	—	28,576	—	62,567

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,130	$—	$—	$50,660	$—	$58,790

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,416	$132,980	$164,802	$168,341	$(466,123)	$166,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, and amortization of deferred repair and maintenance	—	—	4,636	177,954	—	182,590
Deferred income tax provision	—	—	194	4,182	—	4,376
Loss on sales of marketable securities	—	—	—	382	—	382
Equity in income of joint venture	—	—	—	(2,307)	—	(2,307)
Compensation expense from stock-based plans	4,627	—	—	—	—	4,627
Gain on sale of interest in deepwater oil and gas properties	—	—	—	(3,472)	—	(3,472)
Discretionary pension funding	—	—	(6,900)	(10,200)	—	(17,100)
Equity earnings in affiliates	(120,460)	(164,802)	(180,861)	—	466,123	—
Other	—	—	(2,430)	3,948	—	1,518
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(1,771)	17,149	—	15,378
Accounts receivable from affiliates	—	—	41,865	—	(41,865)	—
Other current assets	(9,681)	—	(7,094)	4,694	—	(12,081)
Accounts payable	(6)	—	3,161	19,245	—	22,400
Accounts payable to affiliates	(15,408)	40,147	—	(66,604)	41,865	—
Other current liabilities	(1,026)	8,064	3,678	(8,135)	—	2,581

Net cash provided by operating activities	24,462	16,389	19,280	305,177	—	365,308

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(194,400)	—	(194,400)
Other capital expenditures	—	—	(16,411)	(96,323)	—	(112,734)
Deferred repair and maintenance expenditures	—	—	(2,869)	(34,115)	—	(36,984)
Repayments from affiliates	16,389	—	—	—	(16,389)	—
Proceeds from sales of property and equipment	—	—	—	1,606	—	1,606
Proceeds from sale of interest in deepwater oil and gas properties	—	—	—	5,200	—	5,200
Repayments from joint venture	—	—	—	4,977	—	4,977
Investment in marketable securities	(97,385)	—	—	(112,635)	—	(210,020)
Proceeds from sales of marketable securities	71,776	—	—	167,509	—	239,285

Net cash used for investing activities	(9,220)	—	(19,280)	(258,181)	(16,389)	(303,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	—	(16,389)	—	(80,580)	16,389	(80,580)
Proceeds from issuance of ordinary shares	9,432	—	—	—	—	9,432
Decrease in restricted cash	—	—	—	8,668	—	8,668

Net cash provided by (used for) financing activities	9,432	(16,389)	—	(71,912)	16,389	(62,480)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,674	—	—	(24,916)	—	(242)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,317	—	—	53,492	—	62,809

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,991	$—	$—	$28,576	$—	$62,567

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002
(In thousands)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	(Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$209,503	$193,672	$207,291	$219,814	$(620,777)	$209,503
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, and amortization of deferred repairs and maintenance	—	—	6,449	148,020	—	154,469
Deferred income tax provision	—	—	(576)	17,446	—	16,870
Loss on sales of marketable securities	—	—	—	168	—	168
Equity in income of joint venture	—	—	—	(1,780)	—	(1,780)
Compensation expense from stock-based plans	3,208	—	1,670	—	—	4,878
Non-cash loss on impairment of investment	—	—	—	9,758	—	9,758
Gain on sale of interest in deepwater oil and gas properties	—	—	—	(5,908)	—	(5,908)
Loss on debt repurchase	—	—	400	—	—	400
Equity earnings in affiliates	(193,105)	(207,291)	(220,381)	—	620,777	—
Other	—	—	6,471	(2,948)	—	3,523
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(560)	4,955	—	4,395
Accounts receivable from affiliates	10,972	—	(85,777)	—	74,805	—
Other current assets	(29)	—	992	3,979	—	4,942
Accounts payable	—	—	396	14,113	—	14,509
Accounts payable to affiliates	—	17,459	—	57,346	(74,805)	—
Other current liabilities	—	—	1,172	28,465	—	29,637

Net cash provided by (used for) operating activities	30,549	3,840	(82,453)	493,428	—	445,364

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	(46,423)	(310,431)	—	(356,854)
Other capital expenditures	—	—	—	(121,500)	—	(121,500)
Deferred repair and maintenance expenditures	—	—	(905)	(41,866)	—	(42,771)
Repayment from affiliates	3,840	—	—	—	(3,840)	—
Proceeds from sales of property and equipment	—	—	—	1,879	—	1,879
Proceeds from sale of interest in deepwater oil and gas properties	—	—	—	6,200	—	6,200
Repayments from joint venture	—	—	—	4,160	—	4,160
Investment in marketable securities	—	—	—	(115,082)	—	(115,082)
Proceeds from sales of marketable securities	—	—	—	83,219	—	83,219

Net cash provided by (used for) investing activities	3,840	—	(47,328)	(493,421)	(3,840)	(540,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing on credit facility	—	—	125,000	—	—	125,000
Payment of long-term debt	—	(3,840)	(5,350)	(55,422)	3,840	(60,772)
Proceeds from issuance of ordinary shares	6,275	—	9,092	—	—	15,367
Repurchase of ordinary shares	(33,966)	—	—	—	—	(33,966)
Proceeds from sales of put options on ordinary shares	2,619	—	1,039	—	—	3,658
Decrease in restricted cash	—	—	—	698	—	698

Net cash (used for) provided by financing activities	(25,072)	(3,840)	129,781	(54,724)	3,840	49,985

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,317	—	—	(54,717)	—	(45,400)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	108,209	—	108,209

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,317	$—	$—	$53,492	$—	$62,809

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT AND RELATED INFORMATION

     We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include domestic and international offshore contract drilling and engineering and consulting services. Although these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Each of our drilling rigs is considered by us to be an operating segment within our domestic and international offshore contract drilling services reportable segments, and these operating segments are aggregated to comprise our domestic and international contract drilling services reportable segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”).

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

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the years ended December 31, 2004, 2003 and 2002 is shown in the following table (in thousands). The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
2004

Revenues from external customers	$720,412	$255,027	$21,492	$69,300	$1,066,231
Depreciation	119,608	44,566	589	3,456	168,219
Interest expense	16,997	16,500	117	775	34,389
Equity in income of joint venture	3,931	—	—	—	3,931
Income tax provision (benefit)	16,012	11,655	315	(12,251)	15,731
Segment profit (loss)	103,523	34,966	(8,363)	15,960	146,086
Total assets	1,834,385	1,243,063	38,366	192,159	3,307,973
Capital expenditures	244,172	8,973	1,620	6,276	261,041

2003

Revenues from external customers	$663,321	$262,378	$23,545	$38,136	$987,380
Depreciation	97,584	46,473	610	3,460	148,127
Interest expense	19,548	19,899	147	697	40,291
Equity in income of joint venture	2,307	—	—	—	2,307
Income tax provision (benefit)	13,252	14,201	286	(7,171)	20,568
Segment profit (loss)	131,379	40,470	(12,737)	7,304	166,416
Total assets	1,578,736	1,283,662	30,322	296,913	3,189,633
Capital expenditures	135,986	79,816	637	90,695	307,134

2002

Revenues from external customers	$636,869	$304,842	$14,569	$33,968	$990,248
Depreciation	70,803	50,774	380	3,197	125,154
Interest expense	18,676	23,405	361	180	42,622
Equity in income of joint venture	1,780	—	—	—	1,780
Income tax provision (benefit)	22,674	16,509	(191)	(5,170)	33,822
Segment profit (loss)	177,223	44,636	(5,754)	(6,602)	209,503
Total assets	1,448,572	1,377,386	30,631	209,125	3,065,714
Capital expenditures	249,924	97,232	15,669	115,529	478,354

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table is a reconciliation of reportable segment profit or loss to consolidated totals:

PROFIT OR LOSS	2004	2003	2002
Total profit for reportable segments	$130,126	$159,112	$216,105
Other profits (losses)	15,960	7,304	(6,602)

Total consolidated net income	$146,086	$166,416	$209,503

     The following tables present revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			December 31,
	2004	2003	2002	2004	2003	2002
United States	$265,767	$283,097	$317,059	$1,483,844	$1,528,333	$1,514,619

Bahrain	5,502	8,110	7,180	—	—	29,821
Brazil	105,405	138,623	123,157	456,079	427,375	443,823
Canada	26,741	24,755	19,445	11,479	10,116	16,674
China	—	—	—	84,225	78,660	78,632
Croatia	12,809	—	—	28,141	35,307	—
Denmark	21,213	22,359	32,307	41,980	44,498	44,909
Germany	4,377	7,257	771	9,440	1,569	17,025
India	38,396	14,318	11,380	87,443	99,211	28,267
Mexico	150,030	129,473	34,818	167,766	172,471	111,742
Nigeria	81,357	61,218	132,378	136,609	130,891	145,126
Qatar	78,556	48,853	62,272	213,788	127,203	114,621
The Netherlands	99,125	100,984	141,571	134,958	148,503	149,002
United Arab Emirates	83,366	72,216	40,946	290,670	219,246	192,160
United Kingdom	91,783	74,955	66,174	151,310	150,434	164,312
Other	1,804	1,162	790	10,241	15,816	14,981

Total International	800,464	704,283	673,189	1,824,129	1,661,300	1,551,095

Total	$1,066,231	$987,380	$990,248	$3,307,973	$3,189,633	$3,065,714

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Noble’s Chairman, Chief Executive Officer and President, James C. Day, and Noble’s Chief Operating Officer, Senior Vice President and Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, the Company maintained effective internal control over financial reporting as of December 31, 2004.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in their report which is provided in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Member Proposals and Other Matters” appearing in our proxy statement for the annual general meeting of members to be held on April 28, 2005 (the “2005 Proxy Statement”), set forth certain information with respect to the directors of Noble and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

     Certain information with respect to the executive officers of Noble is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

     Noble has adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including Noble’s principal executive officer, principal financial officer and principal accounting officer. Noble’s Code of Business Conduct and Ethics is posted on the Company’s website at http://www.noblecorp.com in the

“Governance” area. Changes to and waivers granted with respect to Noble’s Code of Business Conduct and Ethics related to officers identified above, and other executive officers and directors of Noble, that we are required to disclose pursuant to applicable rules and regulations of the Commission will also be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION.

     The section entitled “Executive Compensation” appearing in the 2005 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Noble on executive compensation and the information in such section under “Performance Graph,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The sections entitled “Executive Compensation – Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2005 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of voting securities and equity securities of Noble, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled “Additional Information Regarding the Board of Directors – Certain Transactions” appearing in the 2005 Proxy Statement sets forth certain information with respect to certain relationships and related party transactions, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The section entitled “Auditors” appearing in the 2005 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 36 and is incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION

Date: March 8, 2005	By:	/s/ James C. Day

James C. Day, Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date
/s/ James C. Day	Chairman, Chief Executive Officer and	March 8, 2005
President and Director
James C. Day	(Principal Executive Officer)

/s/ Mark A. Jackson	Chief Operating Officer,	March 8, 2005
Senior Vice President,
Mark A. Jackson	Chief Financial Officer, Treasurer and
Controller
(Principal Financial and Accounting Officer)

/s/ Michael A. Cawley	Director	March 8, 2005

Michael A. Cawley

/s/ Lawrence J. Chazen	Director	March 8, 2005

Lawrence J. Chazen

/s/ Luke R. Corbett	Director	March 8, 2005

Luke R. Corbett

/s/ Marc E. Leland	Director	March 8, 2005

Marc E. Leland

/s/ Jack E. Little	Director	March 8, 2005

Jack E. Little

/s/ Mary P. Ricciardello	Director	March 8, 2005

Mary P. Ricciardello

/s/ William A. Sears	Director	March 8, 2005

William A. Sears

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger dated as of March 11, 2002 among Noble Corporation, Noble Cayman Acquisition Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation (included as Annex A to the proxy statement/prospectus that constitutes a part of the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.1	Memorandum of Association of the Registrant (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.2	Articles of Association of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.3	Terms of Series A Junior Participating Preferred Shares of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

4.1	Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to the Form 8-K of Noble Drilling Corporation (hereinafter sometimes referred to as “NDC”) dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.2 to NDC’s Form 8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.3	Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit B thereto (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

4.4	First Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of March 12, 2003 (filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on March 14, 2003 and incorporated herein by reference).

4.5	Note Purchase Agreement dated as of December 21, 1998, by and among Noble Drilling (Jim Thompson) Inc., JP Morgan Chase Bank (formerly Chase Bank of Texas, National Association), as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson) Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase Agreement (filed as Exhibit 4.24 to NDC’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.6	Indenture of First Naval Mortgage, dated as of December 21, 1998, made by Noble Drilling (Jim Thompson) Inc. in favor of JP Morgan Chase Bank (formerly Chase Bank of Texas, National Association), as Trustee (filed as Exhibit 4.25 to NDC’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.7	Parent Guaranty, dated as of December 21, 1998, by Noble Drilling Corporation in favor of JP Morgan Chase Bank (formerly Chase Bank of Texas, National Association), as Trustee (filed as

Exhibit
Number	Exhibit
Exhibit 4.26 to NDC’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.8	Credit Agreement dated May 30, 2001, among Noble Drilling Corporation, Christiania Bank og Kreditkasse ASA, New York Branch, as Administrative Agent, and the lenders named therein (filed as Exhibit 4 to NDC’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001 and incorporated herein by reference).

4.9	Irrevocable Letter of Credit, dated December 20, 2001, by Nordea Bank Norge ASA, New York Branch, and issued to JP Morgan Chase Bank, as Trustee of the Trust Indenture and Security Agreement, dated as of November 24, 1998, between Noble Drilling (Paul Romano) Inc. and the Trustee, for the benefit of the note holders thereunder (filed as Exhibit 4.17 to NDC’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.10	Amended and Restated Credit Agreement dated May 1, 2002 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation, Nordea Bank Norge ASA, New York Branch, as Administrative Agent, and the lenders named therein (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.11	First Amendment to Note Purchase Agreement and Consent, dated March 15, 2002, between Noble Drilling (Jim Thompson) Inc., each of the note purchasers thereunder and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.12	Amended and Restated Parent Guaranty, dated as April 25, 2002, by Noble Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation, in favor of JPMorgan Chase Bank, National Association, as trustee, for the benefit of the note purchasers under the Note Purchase Agreement and Consent with Noble Drilling (Jim Thompson) Inc. (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.13	Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, as trustee (filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.14	Second Amendment, dated November 24, 2004, among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation, various lending institutions party to the Credit Agreement, Wells Fargo Bank, N.A. (as successor to Wells Fargo Bank Texas, National Association) and SunTrust Bank, as Documentation Agents, The Bank of Tokyo-Mitsubishi, Ltd. and Westdeutsche Landesbank Girozentrale, New York Branch, as Syndication Agents, The Bank of Tokyo-Mitsubishi, Ltd. and Nordea Bank Finland Plc, New York Branch, as Co-Lead Arrangers, Nordea Bank Finland Plc, as Bookrunner, and Nordea Bank Finland Plc, New York Branch (as the replacement Administrative Agent to Nordea Bank Norge ASA, New York Branch, as successor by merger to Christiania Bank og Kreditkasse ASA, New York Branch), as Administrative Agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 30, 2004 and incorporated herein by reference).

10.1*	Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.2*	Amendment No. 4 to the Noble Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors dated as of April 24, 2003, and composite copy of the Plan through such

Exhibit
Number	Exhibit
Amendment (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.3*	Noble Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to NDC’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

10.4*	Amendment, effective as of May 1, 2002, to the Noble Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.5*	Noble Corporation Short Term Incentive Plan (revised July 2004) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2004 and incorporated herein by reference).

10.6*	Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.7*	Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.8*	Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to NDC’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.9*	Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to NDC’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.10	Guarantee dated August 26, 1994 between Noble Drilling Corporation and Hibernia Management and Development Company Ltd. (filed as Exhibit 10.45 to NDC’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.11*	Form of Indemnity Agreement entered into between Noble Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.12*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.13	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.14*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.15	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Mark A. Jackson

Exhibit
Number	Exhibit
(filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.17	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.18*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Danny W. Adkins (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.19	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Danny W. Adkins (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.20*	Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005.

10.21*	Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan For Non-Employee Directors dated February 4, 2005.

14.1	Noble Corporation Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.