Form 10-Q
period 2005-03-31
NOBLE CORP
filed 2005-05-10
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-13857

NOBLE CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0366361 (I.R.S. employer identification number)

13135 South Dairy Ashford, Suite 800 Sugar Land, Texas (Address of principal executive offices)	77478 (Zip code)

Registrant’s telephone number, including area code: (281) 276-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

     Number of Ordinary Shares outstanding as of May 4, 2005: 135,849,186

FORM 10-Q

PART I	ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Executive Overview
Results of Operations
Liquidity and Capital Resources
Accounting Pronouncements
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II	ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
Special Resolution
Articles of Association of the Registration
Short Term Incentive Plan
Certification of James C. Day Pursuant to Rule 13a-14a/15d-14a
Certification of Mark A. Jackson Pursuant to Rule 13a-14a/15d-14a
Certification of James C. Day Pursuant to Section 906
Certification of Mark A. Jackson Pursuant to Section 906

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,759	$58,790
Investment in marketable securities	88,628	132,788
Accounts receivable	202,945	205,023
Inventories	3,939	4,013
Prepaid expenses	25,269	12,454
Other current assets	15,744	12,215

Total current assets	444,284	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	3,789,512	3,739,338
Other	65,964	65,550

	3,855,476	3,804,888
Accumulated depreciation	(1,106,343)	(1,061,268)

	2,749,133	2,743,620

INVESTMENT IN AND ADVANCES TO JOINT VENTURES	18,767	18,804
OTHER ASSETS	121,276	120,266

	$3,333,460	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$8,510	$8,361
Accounts payable	69,436	83,012
Accrued payroll and related costs	61,057	60,911
Taxes payable	18,947	22,883
Interest payable	2,493	8,981
Other current liabilities	28,020	30,018

Total current liabilities	188,463	214,166

LONG-TERM DEBT	461,106	503,288
DEFERRED INCOME TAXES	208,722	206,506
OTHER LIABILITIES	8,072	8,110

	866,363	932,070

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST	(8,363)	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share; 400,000 shares authorized; 135,655 shares issued and outstanding in 2005; 134,407 shares issued and outstanding in 2004	13,566	13,441
Capital in excess of par value	974,257	926,652
Retained earnings	1,495,794	1,452,974
Restricted stock (unearned compensation)	(9,753)	(11,171)
Accumulated other comprehensive income	1,596	2,538

	2,475,460	2,384,434

	$3,333,460	$3,307,973

See accompanying notes to the consolidated financial statements.

FORM 10-Q

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING REVENUES
Contract drilling services	$262,404	$218,583
Reimbursables	24,502	10,049
Labor contract drilling services	18,141	8,391
Engineering, consulting and other	5,278	8,410

	310,325	245,433

OPERATING COSTS AND EXPENSES
Contract drilling services	144,022	124,323
Reimbursables	22,906	9,077
Labor contract drilling services	15,189	6,806
Engineering, consulting and other	5,888	8,097
Depreciation and amortization	56,377	50,427
Selling, general and administrative	7,818	7,861

	252,200	206,591

OPERATING INCOME	58,125	38,842

OTHER INCOME (EXPENSE)
Interest expense	(5,935)	(9,068)
Other, net	3,335	2,486

INCOME BEFORE INCOME TAXES	55,525	32,260
INCOME TAX PROVISION	(9,995)	(4,000)

NET INCOME	$45,530	$28,260

NET INCOME PER SHARE:
Basic	$0.34	$0.21
Diluted	$0.33	$0.21

See accompanying notes to the consolidated financial statements.

FORM 10-Q

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,530	$28,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,377	50,427
Deferred income tax provision	3,302	1,200
Loss on sales of marketable securities	48	44
Equity in income of joint venture	(1,072)	(998)
Distributions received from joint venture	1,109	—
Compensation expense from stock-based plans	1,418	1,086
Other	(615)	(938)
Changes in current assets and liabilities:
Accounts receivable	2,078	4,007
Other current assets	(16,002)	(5,329)
Accounts payable	(13,576)	(14,672)
Other current liabilities	(7,052)	(1,535)

Net cash provided by operating activities	71,545	61,552

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	(22,309)	—
Other capital expenditures	(28,938)	(13,871)
Deferred repair and maintenance expenditures	(12,151)	(9,401)
Proceeds from sales of property and equipment	678	—
Repayments from joint venture	—	1,024
Investment in marketable securities	(17,129)	(69,547)
Proceeds from sales and maturities of marketable securities	61,229	57,121

Net cash used for investing activities	(18,620)	(34,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowing on credit facility	(40,000)	—
Payments of other long-term debt	(2,036)	(18,883)
Proceeds from issuance of ordinary shares	40,790	23,175
Payment of dividends	(2,710)	—

Net cash provided by (used for) financing activities	(3,956)	4,292

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,969	31,170

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,790	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,759	$93,737

See accompanying notes to the consolidated financial statements.

FORM 10-Q

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET INCOME	$45,530	$28,260

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(1,345)	4,619
Unrealized holding gains on securities arising during period	134	179
Unrealized gain on foreign currency forward contracts	269	32

Other comprehensive income (loss)	(942)	4,830

COMPREHENSIVE INCOME	$44,588	$33,090

See accompanying notes to the consolidated financial statements.

FORM 10-Q

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF ACCOUNTING

     The accompanying consolidated financial statements of Noble Corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany accounts and transactions have been eliminated.

     In order to allow readers of our financial statements to identify more easily costs that benefit multiple years associated with our rigs, amortization of deferred costs for major maintenance projects is reflected in the consolidated financial statements with depreciation in “Depreciation and amortization” beginning with the first quarter of 2005. In prior periods, amortization of deferred costs for major maintenance projects was included in expenses for contract drilling services and labor contract drilling services. The amount of such amortization was $10,882,000 and $9,502,000 for the three months ended March 31, 2005 and 2004, respectively. This revision in classification had no impact on previously reported net income.

     In connection with the preparation of the 2004 financial statements, we concluded that it was appropriate to classify our auction rate securities as marketable debt securities and include such investments in “Investments in marketable securities” on our Consolidated Balance Sheets. Previously, such investments had been classified as cash equivalents and included in “Cash and cash equivalents.” Accordingly, we made adjustments to the Consolidated Statements of Cash Flows for the three months ended March 31, 2004 to reflect the beginning of period and end of period balances of cash and cash equivalents and to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the three months ended March 31, 2004, net cash used for investing activities related to these current investments of $10,000,000 was previously included in cash and cash equivalents in our Consolidated Statements of Cash Flows. This revision in classification does not affect previously reported net cash provided by operating activities or net cash used for financing activities, or our previously reported Consolidated Statements of Income for any period.

     The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Noble for the year ended December 31, 2004 (“2004 Form 10-K”).

NOTE 2 – STOCK-BASED COMPENSATION PLANS

     We have several stock-based compensation plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). No compensation expense was recognized in the three month periods ended March 31, 2005 and 2004 related to stock option awards.

     The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income – as reported	$45,530	$28,260
Stock-based compensation expense, net of tax – as reported	922	706
Stock-based compensation expense, net of tax – pro forma	(2,478)	(3,397)

Net income – pro forma	$43,974	$25,569

Net income per share:
Basic – as reported	$0.34	$0.21
Basic – pro forma	$0.33	$0.19

Diluted – as reported	$0.33	$0.21
Diluted – pro forma	$0.32	$0.19

FORM 10-Q

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) is a revision to SFAS No. 123 and supersedes APB 25. SFAS 123 (revised 2004) establishes standards for accounting for exchanges of an entity’s equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and that the cost is recognized over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. SFAS 123 (revised 2004) eliminates the alternative allowed under SFAS 123 under which equity instruments could be measured at their intrinsic value, as prescribed by APB 25, with only pro forma disclosure in the entity’s notes to its financial statements of the impact on net income and earnings per share had the equity instruments been measured at fair value. For public companies (other than small business issuers) with calendar fiscal years, SFAS 123 (revised 2004) required adoption as of the beginning of the third quarter of 2005. On April 14, 2005, the U.S. Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (revised 2004), and as a result, such public companies, including Noble, will not be required to adopt SFAS 123 (revised 2004) until the first quarter of 2006.

     The impact that the adoption of SFAS 123 (revised 2004) will have on our consolidated results of operations will be determined primarily by the number of stock options granted to employees in future periods. Based on recent stock option grants, we estimate that the adoption of this statement in 2006 will reduce that year’s net income by approximately $7,000,000 to $9,000,000, or $0.05 to $0.07 per diluted share. We do not expect the adoption of SFAS 123 (revised 2004) to have a material impact on our consolidated cash flows or financial position.

NOTE 3 – NET INCOME PER SHARE

     The following table reconciles the basic and diluted net income per share (“EPS”) computations for the three month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Net	Basic	Basic	Diluted	Diluted
	Income	Shares	EPS	Shares	EPS
Three Months Ended:
March 31, 2005	$45,530	135,209	$0.34	136,581	$0.33
March 31, 2004	$28,260	132,626	$0.21	133,827	$0.21

     Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,372,000 shares and 1,201,000 shares for the three month periods ended March 31, 2005 and 2004, respectively. The computation of diluted net income per share for the three month period ended March 31, 2004 did not include options to purchase 1,772,000 ordinary shares because the options’ respective exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above for the three month period ended March 31, 2004 are ordinary shares held in a Rabbi Trust, which was liquidated and terminated in December 2004. Ordinary shares held by the trust, which were to have been used for future funding of the Company’s benefits, were cancelled and retired upon the dissolution of the trust. The number of shares in the trust was 1,679,000 at March 31, 2004.

NOTE 4 – MARKETABLE SECURITIES

     As of March 31, 2005, we owned marketable equity securities with a fair market value of $674,000. The investment is classified as available for sale and is included in “Other assets” in the Consolidated Balance Sheets at its fair market value. As of March 31, 2005, we also owned marketable debt securities with a fair market value of $88,628,000. These investments are classified as available for sale and are included in “Investment in marketable securities” in the Consolidated Balance Sheet at March 31, 2005 at their fair market value.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

FORM 10-Q

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

     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,440,000 and a customs bond in the amount of $22,200,000, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17,300,000 plus interest related to a 1997 alleged import and (b) $19,700,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($458,000) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Central Excise and Sales Tax Appellate Tribunal. We continue to maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends vigorously to pursue its appeal. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of March 31, 2005, we had approximately $53,000,000 of outstanding purchase commitments related to these projects.

NOTE 6 – SHAREHOLDERS’ EQUITY

     Changes in shareholders’ equity for the three months ended March 31, 2005 are as follows (in thousands):

					Restricted	Accumulated
			Capital in		Stock	Other	Total
	Ordinary Shares		Excess of	Retained	(unearned	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	compensation)	Income	Equity
Balance at December 31, 2004	134,407	$13,441	$926,652	$1,452,974	$(11,171)	$2,538	$2,384,434
Exercise of stock options	1,318	132	40,658	—	—	—	40,790
Net income		—	—	45,530	—	—	45,530
Other comprehensive loss		—	—	—	—	(942)	(942)
Dividends		—	—	(2,710)	—	—	(2,710)
Tax benefit of stock options		—	6,050	—	—	—	6,050
Compensation expense recognized		—	—	—	1,418	—	1,418
Other	(70)	(7)	897	—	—	—	890

Balance at March 31, 2005	135,655	$13,566	$974,257	$1,495,794	$(9,753)	$1,596	$2,475,460

NOTE 7 – EMPLOYEE BENEFIT PLANS

     We have a U.S. noncontributory defined benefit pension plan which covers substantially all salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain field hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified domestic plans”). These plans are governed

FORM 10-Q

by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified domestic plans when required. The benefit amount that can be covered by the qualified domestic plans is limited under ERISA and the Internal Revenue Code of 1986, as amended. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified domestic plans. We refer to the qualified domestic plans and the excess benefit plan collectively as the “domestic plans.”

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

     Pension costs for the three months ended March 31, 2005 and 2004 include the following components (in thousands):

	Three Months Ended March 31,
	2005		2004
	International	Domestic	International	Domestic
Service cost	$635	$1,162	$604	$1,114
Interest cost	685	1,024	598	1,024
Return on plan assets	(767)	(1,068)	(747)	(1,068)
Amortization of prior service cost	—	65	—	65
Amortization of transition obligation	63	—	91	—
Recognized net actuarial (gain) loss	(20)	225	(65)	225

Net pension expense	$596	$1,408	$481	$1,360

     We previously disclosed in our financial statements for the year ended December 31, 2004 that we expect to contribute approximately $1,500,000 to our pension plans in 2005. As of March 31, 2005, this estimate has been revised to $6,000,000, $250,000 of which was paid during the three months ended March 31, 2005. The increase reflects actuarial information, which was not previously available, on the level of qualifying contributions that can be made to our domestic plans.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2005, we entered into forward contracts in February and March 2005 to purchase 24,780,000 Euros and 18,199,000 British Pounds, respectively, for the period from April 2005 through March 2006. These forward contracts represented approximately 72 percent of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative net unrealized gain on these forward contracts is included in “Accumulated other comprehensive income” in our Consolidated Balance Sheet at March 31, 2005. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three months ended March 31, 2005 related to these forward contracts.

FORM 10-Q

     The balance of the net unrealized gain related to our foreign currency forward contracts included in “Accumulated other comprehensive income” and related activity for the three months ended March 31, 2005 is presented in the following table (in thousands):

Net unrealized gain at December 31, 2004	$—
Activity during period:
Settlement of forward contracts outstanding at December 31, 2004	—
Net unrealized gain on outstanding forward contracts	269

Net unrealized gain at March 31, 2005	$269

NOTE 9 – PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY

     Noble and Noble Holding (U.S.) Corporation (“Noble Holding”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities include Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at March 31, 2005 were $149,958,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble’s and Noble Holding’s guarantees of these securities are full and unconditional.

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

FORM 10-Q

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
March 31, 2005
(In thousands)
(Unaudited)

		Noble
		Holding
	Noble	(Subsidiary	Noble Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,253	$—	$—	$31,506	$—	$107,759
Investment in marketable securities	200	—	—	88,428	—	88,628
Accounts receivable	—	—	6,417	196,528	—	202,945
Inventories	—	—	—	3,939	—	3,939
Prepaid expenses	—	—	867	24,402	—	25,269
Accounts receivable from affiliates	176,253	—	542,055	—	(718,308)	—
Other current assets	3,194	—	247	40,227	(27,924)	15,744

Total current assets	255,900	—	549,586	385,030	(746,232)	444,284

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,588	3,689,924	—	3,789,512
Other	—	—	—	65,964	—	65,964

	—	—	99,588	3,755,888	—	3,855,476
Accumulated depreciation	—	—	(52,702)	(1,053,641)	—	(1,106,343)

	—	—	46,886	2,702,247	—	2,749,133

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	44,159	486,950	(1,042,944)	—
INVESTMENTS IN AFFILIATES	1,708,970	2,025,193	1,813,518	—	(5,547,681)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	18,767	—	18,767
OTHER ASSETS	—	—	5,399	115,877	—	121,276

	$2,476,705	$2,025,193	$2,459,548	$3,708,871	$(7,336,857)	$3,333,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$20,136	$—	$8,510	$(20,136)	$8,510
Accounts payable	—	—	2,073	67,363	—	69,436
Accrued payroll and related costs	—	—	14,810	46,247	—	61,057
Taxes payable	1,244	—	—	17,703	—	18,947
Interest payable	—	7,542	1,460	1,279	(7,788)	2,493
Accounts payable to affiliates	—	119,023	—	599,285	(718,308)	—
Other current liabilities	1	—	351	27,668	—	28,020

Total current liabilities	1,245	146,701	18,694	768,055	(746,232)	188,463

LONG-TERM DEBT	—	—	411,653	49,453	—	461,106
NOTES PAYABLE TO AFFILIATES	—	486,950	—	555,994	(1,042,944)	—
DEFERRED INCOME TAXES	—	(2,700)	15,234	196,188	—	208,722
OTHER LIABILITIES	—	1,043	4,572	2,457	—	8,072

	1,245	631,994	450,153	1,572,147	(1,789,176)	866,363

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(8,363)	—	(8,363)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,566	—	—	—	—	13,566
Capital in excess of par value	974,257	870,744	870,744	692,216	(2,433,704)	974,257
Retained earnings	1,495,794	522,455	1,138,651	1,451,275	(3,112,381)	1,495,794
Restricted stock (unearned compensation).	(9,753)	—	—	—	—	(9,753)
Accumulated other comprehensive income	1,596	—	—	1,596	(1,596)	1,596

	2,475,460	1,393,199	2,009,395	2,145,087	(5,547,681)	2,475,460

	$2,476,705	$2,025,193	$2,459,548	$3,708,871	$(7,336,857)	$3,333,460

FORM 10-Q

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,130	$—	$—	$50,660	$—	$58,790
Investments in marketable securities	23,707	—	—	109,081	—	132,788
Accounts receivable	—	—	7,434	197,589	—	205,023
Inventories	—	—	—	4,013	—	4,013
Prepaid expenses	—	—	1,285	11,169	—	12,454
Accounts receivable from affiliates	177,091	—	588,705	—	(765,796)	—
Other current assets	19,918	—	262	11,963	(19,928)	12,215

Total current assets	228,846	—	597,686	384,475	(785,724)	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,624	3,639,714	—	3,739,338
Other	—	—	—	65,550	—	65,550

	—	—	99,624	3,705,264	—	3,804,888
Accumulated depreciation	—	—	(51,581)	(1,009,687)	—	(1,061,268)

	—	—	48,043	2,695,577	—	2,743,620

NOTES RECEIVABLE FROM AFFILIATES	492,139	—	44,159	—	(536,298)	—
INVESTMENTS IN AFFILIATES	1,664,904	1,987,843	1,773,952	—	(5,426,699)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	18,804	—	18,804
OTHER ASSETS	—	—	5,929	114,337	—	120,266

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$19,682	$—	$8,361	$(19,682)	$8,361
Accounts payable	—	—	2,374	80,638	—	83,012
Accrued payroll and related costs	26	—	15,222	45,663	—	60,911
Taxes payable	1,429	—	—	21,454	—	22,883
Interest payable	—	—	7,912	1,315	(246)	8,981
Accounts payable to affiliates	—	114,330	—	651,466	(765,796)	—
Other current liabilities	—	—	809	29,209	—	30,018

Total current liabilities	1,455	134,012	26,317	838,106	(785,724)	214,166

LONG-TERM DEBT	—	—	451,650	51,638	—	503,288
NOTES PAYABLE TO AFFILIATES	—	492,139	—	44,159	(536,298)	—
DEFERRED INCOME TAXES	—	(2,700)	15,083	194,123	—	206,506
OTHER LIABILITIES	—	1,043	4,674	2,393	—	8,110

	1,455	624,494	497,724	1,130,419	(1,322,022)	932,070

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(8,531)	—	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,441	—	—	—	—	13,441
Capital in excess of par value	926,652	870,744	870,744	691,289	(2,432,777)	926,652
Retained earnings	1,452,974	492,605	1,101,301	1,397,478	(2,991,384)	1,452,974
Restricted stock (unearned compensation)	(11,171)	—	—	—	—	(11,171)
Accumulated other comprehensive income	2,538	—	—	2,538	(2,538)	2,538

	2,384,434	1,363,349	1,972,045	2,091,305	(5,426,699)	2,384,434

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

FORM 10-Q

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$7,416	$254,988	$—	$262,404
Reimbursables	—	—	1	24,501	—	24,502
Labor contract drilling services	—	—	—	18,141	—	18,141
Engineering, consulting, and other	—	—	30	5,248	—	5,278

	—	—	7,447	302,878	—	310,325

OPERATING COSTS AND EXPENSES
Contract drilling services	25	—	1,914	142,083	—	144,022
Reimbursables	—	—	1	22,905	—	22,906
Labor contract drilling services	—	—	—	15,189	—	15,189
Engineering, consulting and other	—	—	—	5,888	—	5,888
Depreciation and amortization	—	—	1,442	54,935	—	56,377
Selling, general and administrative	(154)	—	248	7,724	—	7,818

	(129)	—	3,605	248,724	—	252,200

OPERATING INCOME	129	—	3,842	54,154	—	58,125

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	44,081	37,350	39,566	—	(120,997)	—
Interest expense	—	(11,592)	(7,250)	1,315	11,592	(5,935)
Other, net	1,404	—	(1)	13,524	(11,592)	3,335

INCOME BEFORE INCOME TAXES	45,614	25,758	36,157	68,993	(120,997)	55,525
INCOME TAX (PROVISION) BENEFIT	(84)	4,092	1,193	(15,196)	—	(9,995)

NET INCOME	$45,530	$29,850	$37,350	$53,797	$(120,997)	$45,530

FORM 10-Q

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$7,232	$211,351	$—	$218,583
Reimbursables	—	—	—	10,049	—	10,049
Labor contract drilling services	—	—	—	8,391	—	8,391
Engineering, consulting, and other	—	—	—	8,410	—	8,410

	—	—	7,232	238,201	—	245,433

OPERATING COSTS AND EXPENSES
Contract drilling services	(102)	—	2,314	122,111	—	124,323
Reimbursables	—	—	—	9,077	—	9,077
Labor contract drilling services	—	—	—	6,806	—	6,806
Engineering, consulting and other	—	—	—	8,097	—	8,097
Depreciation and amortization	—	—	1,445	48,982	—	50,427
Selling, general and administrative	(232)	—	153	7,940	—	7,861

	(334)	—	3,912	203,013	—	206,591

OPERATING INCOME	334	—	3,320	35,188	—	38,842

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	16,556	20,109	21,519	—	(58,184)	—
Interest expense	—	(11,941)	(6,907)	(3,095)	12,875	(9,068)
Other, net	12,105	—	1,418	1,838	(12,875)	2,486

INCOME BEFORE INCOME TAXES	28,995	8,168	19,350	33,931	(58,184)	32,260
INCOME TAX (PROVISION) BENEFIT	(735)	4,179	759	(8,203)	—	(4,000)

NET INCOME	$28,260	$12,347	$20,109	$25,728	$(58,184)	$28,260

FORM 10-Q

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTITIVIES
Net income	$45,530	$29,850	$37,350	$53,797	$(120,997)	$45,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	1,442	54,935	—	56,377
Deferred income tax provision	—	—	—	3,302	—	3,302
Loss on sales of marketable securities	—	—	—	48	—	48
Equity in income of joint venture	—	—	—	(1,072)	—	(1,072)
Distributions received from joint venture	—	—	—	1,109	—	1,109
Compensation expense from stock-based plans	1,418	—	—	—	—	1,418
Equity earnings in affiliates	(44,081)	(37,350)	(39,566)	—	120,997	—
Other	—	—	579	(1,194)	—	(615)
Changes in current assets and liabilities:
Accounts receivable	—	—	1,017	1,061	—	2,078
Accounts receivable from affiliates	(12,938)	—	46,294	—	(33,356)	—
Other current assets	16,724	—	433	(33,159)	—	(16,002)
Accounts payable	—	—	(301)	(13,275)	—	(13,576)
Accounts payable to affiliates	—	4,693	—	(38,049)	33,356	—
Other current liabilities	(210)	7,542	(7,322)	(7,062)	—	(7,052)

Net cash provided by operating activities	6,443	4,735	39,926	20,441	—	71,545

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(22,309)	—	(22,309)
Other capital expenditures	—	—	39	(28,977)	—	(28,938)
Deferred repair and maintenance expenditures	—	—	35	(12,186)	—	(12,151)
Proceeds from sales of property and equipment	—	—	—	678	—	678
Repayments from affiliate	—	—	—	4,735	(4,735)	—
Investment in marketable securities	—	—	—	(17,129)	—	(17,129)
Proceeds from sales and maturities of marketable securities	23,600	—	—	37,629	—	61,229

Net cash provided by (used for) investing activities	23,600	—	74	(37,559)	(4,735)	(18,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowings on credit facility	—	—	(40,000)	—	—	(40,000)
Payments of other long-term debt	—	(4,735)	—	(2,036)	4,735	(2,036)
Proceeds from issuance of ordinary shares	40,790	—	—	—	—	40,790
Payment of dividends	(2,710)	—	—	—	—	(2,710)

Net cash provided by (used for) financing activities	38,080	(4,735)	(40,000)	(2,036)	4,735	(3,956)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,123	—	—	(19,154)	—	48,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,253	$—	$—	$31,506	$—	$107,759

FORM 10-Q

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTITIVIES
Net income	$28,260	$12,347	$20,109	$25,728	$(58,184)	$28,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	1,445	48,982	—	50,427
Deferred income tax provision	—	—	—	1,200	—	1,200
Loss on sales of marketable securities	—	—	—	44	—	44
Equity in income of joint venture	—	—	—	(998)	—	(998)
Compensation expense from stock-based plans	1,086	—	—	—	—	1,086
Equity earnings in affiliates	(16,556)	(20,109)	(21,519)	—	58,184	—
Other	—	—	1,029	(1,967)	—	(938)
Changes in current assets and liabilities:
Accounts receivable	—	—	(4,949)	8,956	—	4,007
Accounts receivable from affiliates	1,259	—	8,967	—	(10,226)	—
Other current assets	(464)		(468)	(4,397)	—	(5,329)
Accounts payable	—	—	(1,136)	(13,536)	—	(14,672)
Accounts payable to affiliates	—	12,295	—	(22,521)	10,226	—
Other current liabilities	1,532	(219)	(3,093)	245	—	(1,535)

Net cash provided by operating activities	15,117	4,314	385	41,736	—	61,552

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	—	—	—
Other capital expenditures	—	—	(96)	(13,775)	—	(13,871)
Deferred repair and maintenance expenditures	—	—	(289)	(9,112)	—	(9,401)
Repayments from joint venture	—	—	—	1,024	—	1,024
Repayments from affiliates	4,314	—	—	—	(4,314)	—
Investment in marketable securities	(51,500)	—	—	(18,047)	—	(69,547)
Proceeds from sales and maturities of marketable securities	31,000	—	—	26,121	—	57,121

Net cash used for investing activities	(16,186)	—	(385)	(13,789)	(4,314)	(34,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of other long-term debt	—	(4,314)	—	(18,883)	4,314	(18,883)
Proceeds from issuance of ordinary shares	23,175	—	—	—	—	23,175

Net cash provided by (used for) financing activities	23,175	(4,314)	—	(18,883)	4,314	4,292

INCREASE IN CASH AND CASH EQUIVALENTS	22,106	—	—	9,064	—	31,170

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,991	—	—	28,576	—	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,097	$—	—	$37,640	$—	$93,737

FORM 10-Q

NOTE 10 – SEGMENT AND RELATED INFORMATION

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

     We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three months ended March 31, 2005 and 2004 is shown in the following table (in thousands). The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total
Three Months Ended March 31, 2005

Revenues from external customers	$214,901	$60,811	$11,107	$23,506	$310,325
Depreciation and amortization	44,343	11,013	98	923	56,377
Operating costs and expenses	171,894	46,169	12,405	21,732	252,200
Equity in income of unconsolidated subsidiaries	1,072	—	—	—	1,072
Net income (loss)	35,159	8,144	(1,094)	3,321	45,530
Total assets	2,128,752	1,001,405	39,229	164,074	3,333,460

Three Months Ended March 31, 2004

Revenues from external customers	$158,034	$68,200	$6,046	$13,153	$245,433
Depreciation and amortization	36,489	12,877	171	890	50,427
Operating costs and expenses	136,660	49,368	7,142	13,421	206,591
Equity in income of unconsolidated subsidiaries	998	—	—	—	998
Net income (loss)	11,204	16,170	(857)	1,743	28,260
Total assets	1,614,640	1,256,350	35,743	305,428	3,212,161

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct.

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

FORM 10-Q

•	significant changes in trade, monetary or fiscal policies worldwide, including changes in interest rates; and

•	currency fluctuations between the U.S. dollar and other currencies.

          All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-Q, the words “believes”, “anticipates”, “expects”, “plans” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

EXECUTIVE OVERVIEW

          We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 60 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000TM semisubmersibles and four ultra-deepwater hulls, including the Noble Clyde Boudreaux), three dynamically positioned drillships, 41 jackup rigs and three submersibles. Approximately 80 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.

          Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. Due to the continuation of favorable oil prices in 2005, drilling activity in certain international markets, which are influenced more by oil prices than natural gas prices, was generally stronger in the current quarter as compared to the first quarter of 2004. As a result, our operating days in the North Sea, West Africa and the Middle East improved in the first quarter of 2005 versus the first quarter of 2004.

          Domestic natural gas prices during the first quarter of 2005 averaged $6.27 per thousand cubic feet (source: average Henry Hub closing bidweek price). Natural gas prices in the current quarter were higher than in the same quarter of the previous year which averaged $5.69, and significantly higher than historical prices. In response to the higher natural gas prices, operators have increased their drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles in the fourth quarter of 2004. Drilling activity levels in water depths applicable to semisubmersibles improved significantly in the current quarter compared to the first quarter of 2004.

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

FORM 10-Q

the number of rigs in our fleet capable of ultra-deepwater offshore drilling. Since the beginning of 2000, we have added two deepwater semisubmersibles to our fleet and have acquired two additional semisubmersible baredeck hulls.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

     General

          Net income for the three months ended March 31, 2005 (the “Current Quarter”) was $45,530,000, or $0.33 per diluted share, on operating revenues of $310,325,000, compared to net income for the three months ended March 31, 2004 (the “Comparable Quarter”) of $28,260,000, or $0.21 per diluted share, on operating revenues of $245,433,000.

          The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 10 of our accompanying consolidated financial statements) for the periods indicated:

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
		(In thousands)
Three Months Ended March 31, 2005

Operating Revenues:
Contract drilling services	$205,162	$57,242	$—	$—	$262,404
Reimbursables	9,334	3,336	7,026	4,806	24,502
Labor contract drilling services	—	—	—	18,141	18,141
Engineering, consulting and other	405	233	4,081	559	5,278

	$214,901	$60,811	$11,107	$23,506	$310,325

Operating Costs and Expenses:
Contract drilling services	$114,418	$29,604	$—	$—	$144,022
Reimbursables	7,912	3,205	7,038	4,751	22,906
Labor contract drilling services	—	—	—	15,189	15,189
Engineering, consulting and other	152	172	5,035	529	5,888
Depreciation and amortization	44,343	11,013	98	923	56,377
Selling, general and administrative	5,069	2,175	234	340	7,818

	$171,894	$46,169	$12,405	$21,732	$252,200

FORM 10-Q

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
		(In thousands)
Three Months Ended March 31, 2004

Operating Revenues:
Contract drilling services	$153,975	$64,608	$—	$—	$218,583
Reimbursables	3,969	2,950	541	2,589	10,049
Labor contract drilling services	—	—	—	8,391	8,391
Engineering, consulting and other	90	642	5,505	2,173	8,410

	$158,034	$68,200	$6,046	$13,153	$245,433

Operating Costs and Expenses:
Contract drilling services	$93,003	$31,320	$—	$—	$124,323
Reimbursables	3,143	2,883	554	2,497	9,077
Labor contract drilling services	—	—	—	6,806	6,806
Engineering, consulting and other	(860)	243	6,107	2,607	8,097
Depreciation and amortization	36,489	12,877	171	890	50,427
Selling, general and administrative	4,885	2,045	310	621	7,861

	$136,660	$49,368	$7,142	$13,421	$206,591

     Rig Utilization, Operating Days and Average Dayrates

          The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2005 and 2004:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005	2004
International (3):
Jackups	94%	80%	3,086	2,557	$51,158	$49,962
Semisubmersibles — >6,000’(4)	100%	100%	180	91	$145,047	$130,510
Semisubmersibles — <6,000’(5)	86%	100%	77	91	$62,410	$40,147
Drillships	67%	67%	180	182	$90,963	$58,755

Total International	92%	80%	3,523	2,921	$58,235	$52,713

Domestic (6):
Jackups	100%	95%	180	173	$55,819	$41,292
Semisubmersibles — >6,000’(4)	75%	100%	270	455	$104,426	$110,322
Semisubmersibles — < 6,000’(5)	100%	32%	180	58	$53,727	$38,103
Submersibles	100%	79%	270	215	$34,549	$23,523

Total Domestic	91%	83%	900	901	$63,602	$71,707

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

FORM 10-Q

International Contract Drilling Services

          The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended March 31, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$205,162	$153,975	$114,418	$93,003
Reimbursables (1)	9,334	3,969	7,912	3,143
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	405	90	152	(860)
Depreciation and amortization	N/A	N/A	44,343	36,489
Selling, general and administrative	N/A	N/A	5,069	4,885

Total	$214,901	$158,034	$171,894	$136,660

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

          Operating Revenues. International contract drilling services revenues increased $51,187,000 due to additional operating days in West Africa and the Middle East and higher average dayrates in Brazil and the North Sea. These items were partially offset by lower utilization in Mexico. We had an additional 367 operating days in West Africa on our jackups due to improved demand in Nigeria, which traditionally has the largest concentration of drilling rigs in West Africa. Demand in Nigeria in 2002 and 2003 declined due to political unrest attributable to elections and strikes. In the Comparable Quarter, four of the six rigs in West Africa were stacked. Improved demand over the course of 2004 and continuing into 2005 has resulted in 100 percent utilization in the Current Quarter and increased revenues by approximately $18,000,000. In addition, revenues increased by approximately $12,000,000 as we deployed the Noble Homer Ferrington semisubmersible to our West Africa division in July 2004 from the U.S. Gulf of Mexico for a two-year contract that commenced in November 2004. In the Middle East, we operated an additional 228 days due primarily to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley in July 2004 and October 2004, respectively, and additional operating days on the Noble Dick Favor, Noble Gus Androes and Noble Gene House partially offset by lower operating days on the Noble George McLeod. The additional operating days in our Middle East division resulted in additional revenues of approximately $11,000,000. The average dayrate for our drilling rigs in Brazil increased 37 percent from the Comparable Quarter. Improved market conditions in the North Sea resulted in a 12 percent increase in average dayrate for our drilling rigs in the region. Operating days in Mexico decreased 94 days primarily due to the mobilization of the Noble Lewis Dugger from Mexico to the U.S. Gulf of Mexico for upgrades and refurbishments following the completion of its contract in early January 2005. Upon completion of this shipyard work, the rig will return to work in Mexico for Pemex under a two-year contract that is expected to commence in May 2005.

          Operating Costs and Expenses. International contract drilling services expenses increased $21,415,000 primarily due to additional operating days in our Middle East and West Africa divisions. The increase was largely attributable to the acquisition of the Noble Cees van Diemen and Noble David Tinsley jackup rigs, which are both in our Middle East division, and the mobilization of the Noble Homer Ferrington from the U.S. Gulf of Mexico to West Africa. Also, we incurred additional costs attributable to our shipyard project in Brazil on the Noble Roger Eason drillship. This drillship commenced a 700-day contract for Petrobras in April 2005 at a dayrate of $96,250. We also experienced labor increases in all regions. Depreciation and amortization expense in our international contract drilling services segment increased $7,854,000 due mainly to the acquisition of the Noble Cees van Diemen and Noble David Tinsley and the transfer of the Noble Homer Ferrington to our West Africa division.

FORM 10-Q

Domestic Contract Drilling Services

          The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended March 31, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$57,242	$64,608	$29,604	$31,320
Reimbursables (1)	3,336	2,950	3,205	2,883
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	233	642	172	243
Depreciation and amortization	N/A	N/A	11,013	12,877
Selling, general and administrative	N/A	N/A	2,175	2,045

Total	$60,811	$68,200	$46,169	$49,368

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

          Operating Revenues. Domestic contract drilling services revenues decreased $7,366,000 due to fewer operating days and lower average dayrate for our semisubmersibles, partially offset by additional operating days and higher average dayrate on our jackups. Operating days for our semisubmersibles decreased 63 days primarily as a result of the Noble Paul Romano being in the shipyard for the entire Current Quarter and the mobilization of the Noble Homer Ferrington to West Africa. Average dayrates were lower for our deepwater semisubmersibles because in 2004 two of these rigs were in the process of completing five-year contracts at higher dayrates. These items were partially offset by additional operating days on the Noble Therald Martin and Noble Lorris Bouzigard.

          Operating Costs and Expenses. Domestic contract drilling services expenses decreased $1,716,000 primarily due to the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division in July 2004. Depreciation and amortization expense also decreased $1,864,000, primarily as a result of this mobilization.

FORM 10-Q

     Engineering & Consulting Services

          The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended March 31, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	7,026	541	7,038	554
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	4,081	5,505	5,035	6,107
Depreciation and amortization	N/A	N/A	98	171
Selling, general and administrative	N/A	N/A	234	310

Total	$11,107	$6,046	$12,405	$7,142

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

          Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $1,424,000 due primarily to a license sale for our OptiDrillTM drilling efficiency technology by our Noble Engineering & Development Limited subsidiary in the Comparable Quarter, partially offset by additional project management engagements conducted by our Triton Engineering Services Company (“Triton”) subsidiary in the Current Quarter. The increase in reimbursables was attributable to a significant project management engagement by Triton, which was completed in March 2005.

          Operating Costs and Expenses. Excluding reimbursables, operating costs and expenses for our engineering and consulting services segment decreased $1,072,000 due to the completion of a project in February 2005 for our Noble Technology Services Division.

          Other

          The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	4,806	2,589	4,751	2,497
Labor contract drilling services	18,141	8,391	15,189	6,806
Engineering, consulting and other	559	2,173	529	2,607
Depreciation and amortization	N/A	N/A	923	890
Selling, general and administrative	N/A	N/A	340	621

Total	$23,506	$13,153	$21,732	$13,421

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

          Operating Revenues. Revenues from our labor contract drilling services increased $9,750,000 due to additional operating days in the North Sea, mostly attributable to new labor contracts with Apache Corporation on

FORM 10-Q

three platforms, ChevronTexaco on one platform and British Petroleum on one platform. Reimbursables were also favorably impacted by the new labor contracts.

          Operating Costs and Expenses. Excluding reimbursables, operating costs and expenses for our other services increased $8,383,000 due to the additional labor contract operating days in the North Sea.

     Other Items

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were consistent between the Current and Comparable Quarters.

          Interest Expense. Interest expense decreased $3,133,000 due to $2,300,000 interest capitalized on the Noble Clyde Boudreaux and the continued retirement of debt since the beginning of the Comparable Quarter. Since January 1, 2004, we have made principal repayments of long-term debt totaling $119,969,000 including $42,036,000 in the Current Quarter.

          Other, net. Other, net increased $849,000 attributable primarily to additional interest income earned on our cash and investments in marketable securities due to higher interest rates in 2005 than in 2004.

          Income Tax Provision. Income tax provision increased $5,995,000 due primarily to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

          Our principal capital resource in the Current Period was net cash provided by operating activities of $71,545,000, which compared to $61,552,000 in the Comparable Period. Net income plus depreciation and amortization and deferred income tax provision in the Current Period was $25,322,000 more than the Comparable Period. Our change in working capital (excluding cash and cash equivalents) was $17,023,000 more in the Current Period than the Comparable Period.

          We had working capital, including cash, of $255,821,000 and $211,117,000 at March 31, 2005 and December 31, 2004, respectively. Total debt as a percentage of total debt plus shareholders’ equity decreased to 16 percent at March 31, 2005 from 18 percent at December 31, 2004. At March 31, 2005, we had cash and cash equivalents of $107,759,000, $88,628,000 of marketable debt securities and $220,780,000 of funds available under our bank credit facility.

          We did not repurchase any of our ordinary shares during the Current Quarter. However, during 2004, we repurchased 1,087,000 of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39,714,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. Share repurchases made in 2004, 2003 and 2002 were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of April 29, 2005, 9,162,000 shares remained available under this authorization.

          We expect total cash fundings in 2005 to our international and domestic pension plans to approximate $6,000,000, $250,000 of which was paid during the three months ended March 31, 2005.

     Capital Expenditures

          Capital expenditures totaled $51,247,000 and $13,871,000 for the Current Quarter and Comparable Quarter, respectively. Included in capital expenditures for the Current Quarter is $3,814,000 for the upgrade of the Noble Clyde Boudreaux semisubmersible in preparation for its commitment for a long-term contract with Shell Exploration & Production Company estimated to begin in the third quarter of 2006 and $8,482,000 for upgrade work on the Noble Mark Burns.

          Deferred repair and maintenance expenditures totaled $12,151,000 and $9,401,000 for the Current Quarter and Comparable Quarter, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2005 will aggregate approximately $250,000,000 and $70,000,000, respectively.

FORM 10-Q

          In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of March 31, 2005, we had approximately $53,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2005 capital expenditure and deferred repair and maintenance amounts described above.

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

     Credit Facilities and Long-Term Debt

          Noble Drilling Corporation (“Noble Drilling”), an indirect, wholly-owned subsidiary of Noble Corporation (“Noble”), has in place a $300,000,000 bank credit agreement (the “Credit Agreement”), which extends through November 30, 2009. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, have unconditionally guaranteed the performance of Noble Drilling under the Credit Agreement. During the Current Quarter, we repaid $40,000,000 of the outstanding borrowings under the Credit Agreement. At March 31, 2005, we had outstanding borrowings and outstanding letters of credit of $60,000,000 and $19,220,000, respectively, under the Credit Agreement, with $220,780,000 remaining available thereunder. Additionally, at March 31, 2005, we had other letters of credit, customs bonds and third-party corporate guarantees totaling $47,697,000 and performance bonds totaling $41,386,000 supported by surety bonds.

          During the Current Quarter, our debt decreased from $511,649,000, including current maturities of $8,361,000, at December 31, 2004 to $469,616,000, including current maturities of $8,510,000 at March 31, 2005, due to debt repayments during the Current Quarter of $42,036,000, including the repayment of $40,000,000 of borrowings under the Credit Agreement. At March 31, 2005 and December 31, 2004, we had no off-balance sheet debt.

          We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

ACCOUNTING PRONOUNCEMENTS

          In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) is a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123 (revised 2004) establishes standards for accounting for exchanges of an entity’s equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and that the cost is recognized over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. SFAS 123 (revised 2004) eliminates the alternative allowed under SFAS 123 under which equity instruments could be measured at their intrinsic value, as prescribed by APB 25, with only pro forma disclosure in the entity’s notes to its financial statements of the impact on net income and earnings per share had the equity instruments been measured at fair value. For public companies (other than small business issuers) with calendar fiscal years, SFAS 123 (revised 2004) required adoption as of the beginning of the third quarter of 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (revised 2004), and as a result, such public companies, including Noble, will not be required to adopt SFAS 123 (revised 2004) until the first quarter of 2006.

          The impact that the adoption of SFAS 123 (revised 2004) will have on our consolidated results of operations will be determined primarily by the number of stock options granted to employees in future periods. Based on recent stock option grants, we estimate that the adoption of this statement in 2006 will reduce that year’s net income by approximately $7,000,000 to $9,000,000, or $0.05 to $0.07 per diluted share. We do not expect the adoption of SFAS 123 (revised 2004) to have a material impact on our consolidated cash flows or financial position.

FORM 10-Q

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

          We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At March 31, 2005, there was $60,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $600,000 change in interest expense on an annual basis.

          Although we conduct business internationally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. Generally, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. In certain international markets, a part of the revenues received under our drilling contracts is denominated in the applicable foreign currency based on an estimate of the local labor and other costs we expect to pay in such foreign currency to perform the contract. Other than assets, liabilities and financial instruments associated with this contracting strategy to offset contract revenues with costs payable in the same foreign currency, and with the hedging activities described in the following paragraph, we do not currently have any significant assets, liabilities or financial instruments that are sensitive to foreign currency exchange rates.

          We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2005, we entered into forward contracts in February and March 2005 to purchase 24,780,000 Euros and 18,199,000 British Pounds, respectively, for the period from April 2005 through March 2006. These forward contracts represented approximately 72 percent of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative net unrealized gain on these forward contracts is included in “Accumulated other comprehensive income” in our Consolidated Balance Sheet at March 31, 2005. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three months ended March 31, 2005 related to these forward contracts. See Note 8 to our accompanying consolidated financial statements for additional information on the balance of the net unrealized gain on these forward contracts and the related activity for the three months ended March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

          Noble’s Chairman, Chief Executive Officer and President, James C. Day, and Noble’s Senior Vice President, Chief Operating Officer and Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

          There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian Customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,440,000 and a customs bond in the amount of $22,200,000, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17,300,000 plus interest related to a 1997 alleged import and (b) $19,700,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($458,000) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Central Excise and Sales Tax Appellate Tribunal. We continue to maintain that NACL has acted in accordance with all Indian Customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends vigorously to pursue its appeal. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

          See Part I. Item 3. “Legal Proceedings” included in the Annual Report on Form 10-K of Noble for the year ended December 31, 2004 for a discussion of other matters for which there were no material developments since the filing of the 2004 Form 10-K.

          We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual general meeting of members of Noble was held in Houston, Texas, at 10:00 a.m., local time, on April 28, 2005.

(b)	Proxies were solicited by the Board of Directors of Noble pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected. The terms of Michael A. Cawley, Luke R. Corbett, James C. Day, Marc E. Leland and Jack E. Little, each an incumbent director, continued following the annual general meeting.

(c)	Out of a total of 135,569,061 ordinary shares of Noble outstanding and entitled to vote at the annual general meeting, 121,743,560 shares were present in person or by proxy, representing approximately 90 percent of the outstanding shares. Five matters, as fully described in the proxy statement for the annual general meeting, were voted on by members. The first matter voted on was the election of directors to serve three-year terms on the Board of Directors of Noble. The results of voting were as follows:

		Number of Shares
	Number of Shares	WITHHOLDING AUTHORITY
	Voting FOR Re-election	to Vote for Re-election
Nominee for Re-election as Director	as Director	as Director
Lawrence J. Chazen	119,919,484	1,824,076
Mary P. Ricciardello	120,804,063	939,497
William A. Sears	120,793,486	950,074

FORM 10-Q

The second matter voted on was a proposal to amend the Company’s articles of association to increase director retirement age. The results of the voting on this proposal were as follows:

For: 120,541,721           Against: 416,039                 Abstain: 785,800

The third matter voted on was a proposal regarding the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors. The results of the voting on this proposal were as follows:

For: 87,908,393             Against: 23,126,152           Abstain: 1,236,970

The fourth matter voted on was a proposal to amend the Noble Corporation Equity Compensation Plan for Non-Employee Directors. The results of the voting on this proposal were as follows:

For: 100,714,334           Against: 10,310,762         Abstain: 1,246,419

The fifth matter voted on was the appointment of PricewaterhouseCoopers LLP as independent auditors for 2005. The results of the voting on this proposal were as follows:

For: 119,418,102           Against: 1,632,230           Abstain: 693,118

          (d) Inapplicable.

ITEM 6. EXHIBITS

          The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION

DATE: May 9, 2005	By:	/s/ Mark A. Jackson

Mark A. Jackson,
Senior Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
3.1	Special Resolution adopted by members on April 28, 2005 amending Article 54 of the Articles of Association of the Registrant.

3.2	Articles of Association of the Registrant as currently in effect.

10.1	Noble Corporation’s Short Term Incentive Plan (revised April 2005).

31.1	Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.