Form 10-Q
period 2005-06-30
NOBLE CORP
filed 2005-08-09
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
     Number of Ordinary Shares outstanding as of August 4, 2005: 136,711,528

FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Executive Overview
Results of Operations
Liquidity and Capital Resources
Accounting Pronouncements
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
Certification of James C. Day Pursuant to Rule 13a-14(a)
Certification of Mark A. Jackson Pursuant to Rule 13a-14(a)
Certification of James C. Day Pursuant to Section 1350
Certification of Mark A. Jackson Pursuant to Section 1350

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,645	$58,790
Restricted cash	28,920	—
Investment in marketable securities	48,944	132,788
Accounts receivable	247,664	205,023
Inventories	4,158	4,013
Prepaid expenses	18,988	12,454
Other current assets	13,831	12,215

Total current assets	508,150	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	3,846,536	3,739,338
Other	65,493	65,550

	3,912,029	3,804,888
Accumulated depreciation	(1,152,757)	(1,061,268)

	2,759,272	2,743,620

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	18,998	18,804
OTHER ASSETS	124,617	120,266

	$3,411,037	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$8,661	$8,361
Accounts payable	74,672	83,012
Accrued payroll and related costs	65,099	60,911
Taxes payable	23,042	22,883
Interest payable	8,659	8,981
Other current liabilities	21,625	30,018

Total current liabilities	201,758	214,166

LONG-TERM DEBT	433,885	503,288
DEFERRED INCOME TAXES	215,145	206,506
OTHER LIABILITIES	8,250	8,110

	859,038	932,070

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST	(8,187)	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 136,450 shares issued and outstanding in 2005; 134,407 shares issued and outstanding in 2004	13,645	13,441
Capital in excess of par value	1,004,321	926,652
Retained earnings	1,566,385	1,452,974
Restricted stock (unearned compensation)	(21,111)	(11,171)
Accumulated other comprehensive income (loss)	(3,054)	2,538

	2,560,186	2,384,434

	$3,411,037	$3,307,973

See accompanying notes to the consolidated financial statements.

FORM 10-Q
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
OPERATING REVENUES
Contract drilling services	$303,911	$225,667
Reimbursables	18,655	9,555
Labor contract drilling services	17,531	12,078
Engineering, consulting and other	3,911	5,709

	344,008	253,009

OPERATING COSTS AND EXPENSES
Contract drilling services	145,907	122,510
Reimbursables	16,546	8,082
Labor contract drilling services	14,476	9,441
Engineering, consulting and other	5,733	6,784
Depreciation and amortization	59,529	51,183
Selling, general and administrative	10,099	8,448

	252,290	206,448

OPERATING INCOME	91,718	46,561

OTHER INCOME (EXPENSE)
Interest expense	(5,192)	(8,620)
Other, net	2,876	2,037

INCOME BEFORE INCOME TAXES	89,402	39,978
INCOME TAX PROVISION	(16,092)	(5,597)

NET INCOME	$73,310	$34,381

NET INCOME PER SHARE:
Basic	$0.54	$0.26
Diluted	$0.53	$0.26
See accompanying notes to the consolidated financial statements.

FORM 10-Q
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING REVENUES
Contract drilling services	$566,315	$444,250
Reimbursables	43,157	19,604
Labor contract drilling services	35,672	20,469
Engineering, consulting and other	9,189	14,119

	654,333	498,442

OPERATING COSTS AND EXPENSES
Contract drilling services	289,929	246,833
Reimbursables	39,452	17,159
Labor contract drilling services	29,665	16,247
Engineering, consulting and other	11,621	14,881
Depreciation and amortization	115,906	101,610
Selling, general and administrative	17,917	16,309

	504,490	413,039

OPERATING INCOME	149,843	85,403

OTHER INCOME (EXPENSE)
Interest expense	(11,127)	(17,688)
Other, net	6,211	4,523

INCOME BEFORE INCOME TAXES	144,927	72,238
INCOME TAX PROVISION	(26,087)	(9,597)

NET INCOME	$118,840	$62,641

NET INCOME PER SHARE:
Basic	$0.88	$0.47
Diluted	$0.87	$0.47
See accompanying notes to the consolidated financial statements.

FORM 10-Q
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,840	$62,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,906	101,610
Deferred income tax (benefit) provision	9,835	(153)
Loss on sales of marketable securities	48	60
Equity in income of joint venture	(2,388)	(1,804)
Distributions received from joint venture	2,194	—
Compensation expense from stock-based plans	3,365	2,624
Other	1,110	506
Changes in current assets and liabilities:
Accounts receivable	(42,624)	(15,881)
Other current assets	(11,347)	(5,914)
Accounts payable	(8,326)	(17,788)
Other current liabilities	3,584	894

Net cash provided by operating activities	190,197	126,795

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	(56,709)	(29,515)
Other capital expenditures	(52,376)	(48,935)
Deferred repair and maintenance expenditures	(29,078)	(22,691)
Proceeds from sales of property and equipment	993	—
Repayments from joint venture	—	1,607
Investment in marketable securities	(23,349)	(93,387)
Proceeds from sales and maturities of marketable securities	106,679	108,430
Increase in restricted cash	(28,920)	—

Net cash used for investing activities	(82,760)	(84,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	(65,000)	—
Payments of other long-term debt	(4,108)	(30,048)
Proceeds from issuance of ordinary shares	53,955	24,186
Payments of dividends	(5,429)	—
Repurchase of ordinary shares	—	(39,714)

Net cash used for financing activities	(20,582)	(45,576)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,855	(3,272)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,790	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,645	$59,295

See accompanying notes to the consolidated financial statements.

FORM 10-Q
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2005	2004

NET INCOME	$73,310	$34,381

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(2,141)	(559)
Unrealized holding gains (losses) on securities arising during period	252	(706)
Unrealized gains (losses) on foreign currency forward contracts	(2,761)	201

Other comprehensive loss	(4,650)	(1,064)

COMPREHENSIVE INCOME	$68,660	$33,317

	Six Months Ended June 30,
	2005	2004

NET INCOME	$118,840	$62,641

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(3,486)	4,060
Unrealized holding gains (losses) on securities arising during period	386	(527)
Unrealized gains (losses) on foreign currency forward contracts	(2,492)	233

Other comprehensive income (loss)	(5,592)	3,766

COMPREHENSIVE INCOME	$113,248	$66,407

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
     In order to allow readers of our financial statements to identify more easily costs that benefit multiple years associated with our rigs, amortization of deferred costs for major maintenance projects is reflected in the consolidated financial statements with depreciation in “Depreciation and amortization” beginning with the first quarter of 2005. In prior periods, amortization of deferred costs for major maintenance projects was included in expenses for contract drilling services and labor contract drilling services. The amount of such amortization was $12,226,000 and $9,949,000 for the three months ended June 30, 2005 and 2004, and $23,110,000 and $19,451,000 for the six months ended June 30, 2005 and 2004, respectively. This revision in classification had no impact on previously reported operating income and net income.
     In connection with the preparation of our 2004 financial statements, we concluded that it was appropriate to classify our auction rate securities as marketable debt securities and include such investments in “Investments in marketable securities” on our Consolidated Balance Sheets. Previously, such investments had been classified as cash equivalents and included in “Cash and cash equivalents.” Accordingly, we made adjustments to the Consolidated Statements of Cash Flows for the six months ended June 30, 2004 to reflect the beginning of period and end of period balances of cash and cash equivalents and to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the six months ended June 30, 2004, net cash used for investing activities related to these current investments of $19,800,000 was previously included in cash and cash equivalents in our Consolidated Statements of Cash Flows. This revision in classification does not affect previously reported net cash provided by operating activities or net cash used for financing activities, or our previously reported Consolidated Statements of Income for any period.
     Property and equipment, including capitalized interest, is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Interest capitalized during the three and six months ended June 30, 2005 was $2,590,000 and $4,974,000, respectively. No interest was capitalized during 2004.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements, and changes the requirements for accounting and reporting voluntary changes in accounting principles. SFAS 154 requires retrospective application of changes in accounting principles, unless it is impracticable to determine the historical effect of the change. When impracticable, SFAS 154 requires that the new accounting principle be applied to beginning assets and liabilities in the earliest period practicable, and that a corresponding adjustment be made to the opening balance of retained earnings. When impracticable to determine the effect of a change for prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively. APB Opinion 20 required that the cumulative effect of voluntary changes in accounting principle be reported in net income in the current period. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years starting after December 15, 2005.
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
NOTE 2 – STOCK-BASED COMPENSATION PLANS
     We have several stock-based compensation plans. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and

FORM 10-Q
Disclosure (“SFAS 148”), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). No compensation expense was recognized in the three and six month periods ended June 30, 2005 and 2004 related to stock option awards, although compensation expense was recognized for the Company’s restricted stock awards during these periods.
     The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income – as reported	$73,310	$34,381	$118,840	$62,641
Stock-based compensation expense, net of tax – as reported	1,266	1,000	2,187	1,706
Stock-based compensation expense, net of tax – pro forma	(3,486)	(3,728)	(5,963)	(7,125)

Net income – pro forma	$71,090	$31,653	$115,064	$57,222

Net income per share:
Basic – as reported	$0.54	$0.26	$0.88	$0.47
Basic – pro forma	$0.52	$0.24	$0.85	$0.43

Diluted – as reported	$0.53	$0.26	$0.87	$0.47
Diluted – pro forma	$0.52	$0.24	$0.84	$0.43
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) is a revision to SFAS No. 123, and supersedes APB 25. SFAS 123 (revised 2004) establishes standards for accounting for exchanges of an entity’s equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and that the cost is recognized over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. SFAS 123 (revised 2004) eliminates the alternative allowed under SFAS 123 under which equity instruments could be measured at their intrinsic value, as prescribed by APB 25, with only pro forma disclosure in the entity’s notes to its financial statements of the impact on net income and earnings per share had the equity instruments been measured at fair value. For public companies (other than small business issuers) with calendar fiscal years, SFAS 123 (revised 2004) required adoption as of the beginning of the third quarter of 2005. On April 14, 2005, the U.S. Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (revised 2004), and as a result, such public companies, including Noble, will not be required to adopt SFAS 123 (revised 2004) until the first quarter of 2006.
     The impact that the adoption of SFAS 123 (revised 2004) will have on our consolidated results of operations will be determined primarily by the number of stock options granted to employees in future periods. Based on recent stock option grants, we estimate that the adoption of this statement in 2006 will reduce that year’s net income by approximately $7,000,000 to $9,000,000, or $.05 to $.07 per diluted share. We do not expect the adoption of SFAS 123 (revised 2004) to have a material impact on our consolidated cash flows or financial position.
NOTE 3 – NET INCOME PER SHARE
     The following table reconciles the basic and diluted net income per share (“EPS”) computations for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

FORM 10-Q

	Net	Basic	Basic	Diluted	Diluted
	Income	Shares	EPS	Shares	EPS
Three Months Ended:
June 30, 2005	$73,310	136,065	$0.54	137,300	$0.53
June 30, 2004	$34,381	132,540	$0.26	133,704	$0.26

	Net	Basic	Basic	Diluted	Diluted
	Income	Shares	EPS	Shares	EPS
Six Months Ended:
June 30, 2005	$118,840	135,637	$0.88	136,936	$0.87
June 30, 2004	$62,641	132,583	$0.47	133,766	$0.47
     Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,236,000 shares and 1,164,000 shares for the three month periods ended June 30, 2005 and 2004, respectively, and 1,299,000 and 1,183,000 shares for the six months ended June 30, 2005 and 2004, respectively. The computation of diluted net income per share for the three month periods ended June 30, 2005 and 2004 did not include options to purchase 4,000 ordinary shares and 2,112,000 ordinary shares respectively, because the option exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above for the three and six month period ended June 30, 2004 are ordinary shares held in a Rabbi Trust, which was liquidated and terminated in December 2004. Ordinary shares held by the trust, which were to have been used for future funding of the Company’s benefits, were cancelled and retired upon the dissolution of the trust. The number of shares in the trust was 1,661,000 at June 30, 2004.
NOTE 4 – RESTRICTED CASH AND MARKETABLE SECURITIES
     As of June 30, 2005, we owned marketable equity securities with a fair market value of $930,000. The investment is classified as available for sale and is included in “Other assets” in the Consolidated Balance Sheets at its fair market value. As of June 30, 2005, we also owned marketable debt securities with a fair market value of $48,944,000. These investments are classified as available for sale and are included in “Investment in marketable securities” in the Consolidated Balance Sheet at June 30, 2005 at their fair market value.
     As of June 30, 2005, we had $28,920,000 of restricted cash used to collateralize a letter of credit issued in connection with our exercise of an option to acquire the remaining 50 percent equity interest in Noble Crosco Drilling Ltd. ("Noble Crosco"). See Note 11 “Subsequent Events — Acquisition of the Remaining 50 Percent Interest in Noble Crosco Drilling Ltd.” for further information regarding the use of this restricted cash.
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
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,450,000 and a customs bond in the amount of $22,300,000, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17,400,000 plus interest related to a 1997 alleged import and (b) $19,800,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to

FORM 10-Q
assess penalty ($460,000) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Central Excise and Sales Tax Appellate Tribunal. We continue to maintain that NACL has acted in accordance with all Indian customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends vigorously to pursue its appeal. NACL also is pursuing contractual indemnification against liability for Indian customs duty against the rig’s previous owner in UNCITRAL arbitration proceedings in London. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of June 30, 2005, we had approximately $79,000,000 of outstanding purchase commitments related to these projects.
NOTE 6 – SHAREHOLDERS’ EQUITY
     Changes in shareholders’ equity for the six months ended June 30, 2005 are as follows (in thousands):

					Restricted	Accumulated
			Capital in		Stock	Other	Total
	Ordinary Shares		Excess of	Retained	(Unearned	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Compensation)	Income (Loss)	Equity
Balance at December 31, 2004	134,407	$13,441	$926,652	$1,452,974	$(11,171)	$2,538	$2,384,434
Exercise of stock options	1,318	132	40,658	—	—	—	40,790
Net income	—	—	—	45,530	—	—	45,530
Other comprehensive loss	—	—	—	—	—	(942)	(942)
Dividends	—	—	—	(2,710)	—	—	(2,710)
Tax benefit of stock options.	—	—	6,050	—	—	—	6,050
Compensation expense recognized	—	—	—	—	1,418	—	1,418
Other	(70)	(7)	897	—	—	—	890

Balance at March 31, 2005	135,655	13,566	974,257	1,495,794	(9,753)	1,596	2,475,460
Exercise of stock options	428	43	13,122	—	—	—	13,165
Net income	—	—	—	73,310	—	—	73,310
Other comprehensive loss	—	—	—	—	—	(4,650)	(4,650)
Dividends	—	—	—	(2,719)	—	—	(2,719)
Tax benefit of stock options.	—	—	2,771	—	—	—	2,771
Compensation expense recognized	—	—	—	—	1,947	—	1,947
Issuance of restricted shares	283	28	13,164	—	(13,192)	—	—
Other	84	8	1,007	—	(113)	—	902

Balance at June 30, 2005	136,450	$13,645	$1,004,321	$1,566,385	$(21,111)	$(3,054)	$2,560,186

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

FORM 10-Q
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
     Pension costs for the three and six months ended June 30, 2005 and 2004 include the following components (in thousands):

	Three Months Ended June 30,
	2005		2004
	International	Domestic	International	Domestic
Service cost	$628	$1,183	$541	$1,210
Interest cost	679	1,015	598	1,024
Return on plan assets	(758)	(1,068)	(747)	(1,068)
Amortization of prior service cost	—	65	—	65
Amortization of transition obligation	62	—	91	—
Recognized net actuarial (gain) loss	(19)	214	(65)	225

Net pension expense	$592	$1,409	$418	$1,456

	Six Months Ended June 30,
	2005		2004
	International	Domestic	International	Domestic
Service cost	$1,256	$2,368	$1,144	$2,324
Interest cost	1,357	2,030	1,196	2,048
Return on plan assets	(1,517)	(2,136)	(1,494)	(2,136)
Amortization of prior service cost	—	130	—	130
Amortization of transition obligation	125	—	182	—
Recognized net actuarial (gain) loss	(38)	428	(130)	450

Net pension expense	$1,183	$2,820	$898	$2,816

     We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute approximately $1,500,000 to our international pension plans in 2005. During the six months ended June 30, 2005, we made contributions to both our domestic and international plans of $529,000. In July 2005, we contributed $11,650,000 to our domestic plans. The increase reflects the impact of recent federal legislation and other actuarial information, which was not previously available, on the level of qualifying contributions that can be made to our domestic plans. We expect to contribute approximately $6,000,000 to our international plans during the third quarter of 2005.
NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2005, we entered into forward contracts in February, March and June 2005 to purchase 30,680,000 Euros and 20,899,000 British Pounds for the period from February 2005 through June 2006. These forward contracts represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative net unrealized gain on these forward contracts is included in “Accumulated other comprehensive

FORM 10-Q
income” in our Consolidated Balance Sheet at June 30, 2005. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three and six month periods ended June 30, 2005 related to these forward contracts.
     The balance of the net unrealized gain related to our foreign currency forward contracts included in “Accumulated other comprehensive income” and related activity for the three months and six months ended June 30, 2005 and 2004 is presented in the following table (in thousands):

	Three Months Ended June 30,
	2005	2004

Net unrealized gain at March 31	$269	$32
Activity during period:
Settlement of forward contracts outstanding at March 31	(105)	(9)
Net unrealized gain (loss) on outstanding forward contracts	(2,656)	210

Net unrealized gain (loss) at June 30	$(2,492)	$233

	Six Months Ended June 30,
	2005	2004

Net unrealized gain (loss) at December 31	$—	$—
Activity during period:
Net unrealized gain (loss) on outstanding forward contracts	(2,492)	233

Net unrealized gain (loss) at June 30	$(2,492)	$233

NOTE 9 – PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY
     Noble and Noble Holding (U.S.) Corporation (“Noble Holding”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities include Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at June 30, 2005 were $149,958,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble’s and Noble Holding’s guarantees of these securities are full and unconditional.
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

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,947	$—	$—	$79,698	$—	$145,645
Restricted cash	28,920	—	—	—	—	28,920
Investment in marketable securities	—	—	—	48,944	—	48,944
Accounts receivable	—	—	8,168	239,496	—	247,664
Inventories	—	—	—	4,158	—	4,158
Prepaid expenses	—	—	154	18,834	—	18,988
Accounts receivable from affiliates	170,825	—	525,615	—	(696,440)	—
Other current assets	—	—	247	41,962	(28,378)	13,831

Total current assets	265,692	—	534,184	433,092	(724,818)	508,150

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,591	3,746,945	—	3,846,536
Other	—	—	—	65,493	—	65,493

	—	—	99,591	3,812,438	—	3,912,029
Accumulated depreciation	—	—	(53,844)	(1,098,913)	—	(1,152,757)

	—	—	45,747	2,713,525	—	2,759,272

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	44,159	481,575	(1,037,569)	—
INVESTMENTS IN AFFILIATES	1,782,659	2,091,858	1,877,176	—	(5,751,693)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	18,998	—	18,998
OTHER ASSETS	—	—	4,995	119,622	—	124,617

	$2,560,186	$2,091,858	$2,506,261	$3,766,812	$(7,514,080)	$3,411,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$20,590	$—	$8,661	$(20,590)	$8,661
Accounts payable	—	—	1,743	72,929	—	74,672
Accrued payroll and related costs	—	—	15,294	49,805	—	65,099
Taxes payable	—	—	—	23,042	—	23,042
Interest payable	—	7,637	7,662	1,148	(7,788)	8,659
Accounts payable to affiliates	—	131,392	—	565,048	(696,440)	—
Other current liabilities	—	—	(182)	21,807	—	21,625

Total current liabilities	—	159,619	24,517	742,440	(724,818)	201,758

LONG-TERM DEBT	—	—	386,656	47,229	—	433,885
NOTES PAYABLE TO AFFILIATES	—	481,575	—	555,994	(1,037,569)	—
DEFERRED INCOME TAXES	—	(2,700)	14,561	203,284	—	215,145
OTHER LIABILITIES	—	1,044	4,468	2,738	—	8,250

	—	639,538	430,202	1,551,685	(1,762,387)	859,038

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—

MINORITY INTEREST	—	—	—	(8,187)	—	(8,187)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,645	—	—	—	—	13,645
Capital in excess of par value	1,004,321	870,744	870,744	692,216	(2,433,704)	1,004,321
Retained earnings	1,566,385	581,576	1,205,315	1,534,152	(3,321,043)	1,566,385
Restricted stock (unearned compensation).	(21,111)	—	—	—	—	(21,111)
Accumulated other comprehensive income	(3,054)	—	—	(3,054)	3,054	(3,054)

	2,560,186	1,452,320	2,076,059	2,223,314	(5,751,693)	2,560,186

	$2,560,186	$2,091,858	$2,506,261	$3,766,812	$(7,514,080)	$3,411,037

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,130	$—	$—	$50,660	$—	$58,790
Investments in marketable securities	23,707	—	—	109,081	—	132,788
Accounts receivable	—	—	7,434	197,589	—	205,023
Inventories	—	—	—	4,013	—	4,013
Prepaid expenses	—	—	1,285	11,169	—	12,454
Accounts receivable from affiliates	177,091	—	588,705	—	(765,796)	—
Other current assets	19,918	—	262	11,963	(19,928)	12,215

Total current assets	228,846	—	597,686	384,475	(785,724)	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,624	3,639,714	—	3,739,338
Other	—	—	—	65,550	—	65,550

	—	—	99,624	3,705,264	—	3,804,888
Accumulated depreciation	—	—	(51,581)	(1,009,687)	—	(1,061,268)

	—	—	48,043	2,695,577	—	2,743,620

NOTES RECEIVABLE FROM AFFILIATES	492,139	—	44,159	—	(536,298)	—
INVESTMENTS IN AFFILIATES	1,664,904	1,987,843	1,773,952	—	(5,426,699)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	18,804	—	18,804
OTHER ASSETS	—	—	5,929	114,337	—	120,266

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$19,682	$—	$8,361	$(19,682)	$8,361
Accounts payable	—	—	2,374	80,638	—	83,012
Accrued payroll and related costs	26	—	15,222	45,663	—	60,911
Taxes payable	1,429	—	—	21,454	—	22,883
Interest payable	—	—	7,912	1,315	(246)	8,981
Accounts payable to affiliates	—	114,330	—	651,466	(765,796)	—
Other current liabilities	—	—	809	29,209	—	30,018

Total current liabilities	1,455	134,012	26,317	838,106	(785,724)	214,166

LONG-TERM DEBT	—	—	451,650	51,638	—	503,288
NOTES PAYABLE TO AFFILIATES	—	492,139	—	44,159	(536,298)	—
DEFERRED INCOME TAXES	—	(2,700)	15,083	194,123	—	206,506
OTHER LIABILITIES	—	1,043	4,674	2,393	—	8,110

	1,455	624,494	497,724	1,130,419	(1,322,022)	932,070

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(8,531)	—	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,441	—	—	—	—	13,441
Capital in excess of par value	926,652	870,744	870,744	691,289	(2,432,777)	926,652
Retained earnings	1,452,974	492,605	1,101,301	1,397,478	(2,991,384)	1,452,974
Restricted stock (unearned compensation).	(11,171)	—	—	—	—	(11,171)
Accumulated other comprehensive income	2,538	—	—	2,538	(2,538)	2,538

	2,384,434	1,363,349	1,972,045	2,091,305	(5,426,699)	2,384,434

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$6,944	$296,967	$—	$303,911
Reimbursables	—	—	1	18,654	—	18,655
Labor contract drilling services	—	—	—	17,531	—	17,531
Engineering, consulting and other	—	—	13	3,898	—	3,911

	—	—	6,958	337,050	—	344,008

OPERATING COSTS AND EXPENSES
Contract drilling services	9	—	1,142	144,756	—	145,907
Reimbursables	—	—	1	16,545	—	16,546
Labor contract drilling services	—	—	—	14,476	—	14,476
Engineering, consulting and other	—	—	—	5,733	—	5,733
Depreciation and amortization	—	—	1,747	57,782	—	59,529
Selling, general and administrative	369	—	202	9,528	—	10,099

	378	—	3,092	248,820	—	252,290

OPERATING INCOME (LOSS)	(378)	—	3,866	88,230	—	91,718

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	73,134	66,664	68,864	—	(208,662)	—
Interest expense	—	(11,605)	(7,250)	2,058	11,605	(5,192)
Other, net	554	—	—	13,927	(11,605)	2,876

INCOME BEFORE INCOME TAXES	73,310	55,059	65,480	104,215	(208,662)	89,402
INCOME TAX (PROVISION) BENEFIT	—	4,062	1,184	(21,338)	—	(16,092)

NET INCOME	$73,310	$59,121	$66,664	$82,877	$(208,662)	$73,310

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$7,770	$217,897	$—	$225,667
Reimbursables	—	—	13	9,542	—	9,555
Labor contract drilling services	—	—	—	12,078	—	12,078
Engineering, consulting and other	—	—	—	5,709	—	5,709

	—	—	7,783	245,226	—	253,009

OPERATING COSTS AND EXPENSES
Contract drilling services	(37)	—	2,608	119,939	—	122,510
Reimbursables	—	—	13	8,069	—	8,082
Labor contract drilling services	—	—	—	9,441	—	9,441
Engineering, consulting and other	—	—	—	6,784	—	6,784
Depreciation and amortization	—	—	2,603	48,580	—	51,183
Selling, general and administrative	260	—	192	7,996	—	8,448

	223	—	5,416	200,809	—	206,448

OPERATING INCOME (LOSS)	(223)	—	2,367	44,417	—	46,561

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	23,220	26,714	28,218	—	(78,152)	—
Interest expense	—	(11,928)	(6,907)	(2,649)	12,864	(8,620)
Other, net	12,099	—	773	2,029	(12,864)	2,037

INCOME BEFORE INCOME TAXES	35,096	14,786	24,451	43,797	(78,152)	39,978
INCOME TAX (PROVISION) BENEFIT	(715)	4,175	810	(9,867)	—	(5,597)

NET INCOME	$34,381	$18,961	$25,261	$33,930	$(78,152)	$34,381

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$14,360	$551,955	$—	$566,315
Reimbursables	—	—	2	43,155	—	43,157
Labor contract drilling services	—	—	—	35,672	—	35,672
Engineering, consulting and other	—	—	43	9,146	—	9,189

	—	—	14,405	639,928	—	654,333

OPERATING COSTS AND EXPENSES
Contract drilling services	34	—	3,056	286,839	—	289,929
Reimbursables	—	—	2	39,450	—	39,452
Labor contract drilling services	—	—	—	29,665	—	29,665
Engineering, consulting and other	—	—	—	11,621	—	11,621
Depreciation and amortization	—	—	3,189	112,717	—	115,906
Selling, general and administrative	215	—	450	17,252	—	17,917

	249	—	6,697	497,544	—	504,490

OPERATING INCOME (LOSS)	(249)	—	7,708	142,384	—	149,843

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	117,215	104,014	108,430	—	(329,659)	—
Interest expense	—	(23,197)	(14,500)	3,373	23,197	(11,127)
Other, net	1,958	—	(1)	27,451	(23,197)	6,211

INCOME BEFORE INCOME TAXES	118,924	80,817	101,637	173,208	(329,659)	144,927
INCOME TAX (PROVISION) BENEFIT	(84)	8,154	2,377	(36,534)	—	(26,087)

NET INCOME	$118,840	$88,971	$104,014	$136,674	$(329,659)	$118,840

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$15,002	$429,248	$—	$444,250
Reimbursables	—	—	13	19,591	—	19,604
Labor contract drilling services	—	—	—	20,469	—	20,469
Engineering, consulting and other	—	—	—	14,119	—	14,119

	—	—	15,015	483,427	—	498,442

OPERATING COSTS AND EXPENSES
Contract drilling services	(139)	—	5,245	241,727	—	246,833
Reimbursables	—	—	13	17,146	—	17,159
Labor contract drilling services	—	—	—	16,247	—	16,247
Engineering, consulting and other	—	—	—	14,881	—	14,881
Depreciation and amortization	—	—	5,117	96,493	—	101,610
Selling, general and administrative	28	—	345	15,936	—	16,309

	(111)	—	10,720	402,430	—	413,039

OPERATING INCOME	111	—	4,295	80,997	—	85,403

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	39,776	46,823	49,737	—	(136,336)	—
Interest expense	—	(23,869)	(13,814)	(5,744)	25,739	(17,688)
Other, net	24,204	—	2,191	3,867	(25,739)	4,523

INCOME BEFORE INCOME TAXES	64,091	22,954	42,409	79,120	(136,336)	72,238
INCOME TAX (PROVISION) BENEFIT	(1,450)	8,354	1,569	(18,070)	—	(9,597)

NET INCOME	$62,641	$31,308	$43,978	$61,050	$(136,336)	$62,641

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTITIVIES
Net income	$118,840	$88,971	$104,014	$136,674	$(329,659)	$118,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	3,189	112,717	—	115,906
Deferred income tax provision	—	—	—	9,835	—	9,835
Loss on sales of marketable securities	—	—	—	48	—	48
Equity in income of joint ventures	—	—	—	(2,388)	—	(2,388)
Distributions received from joint venture	—	—	—	2,194	—	2,194
Compensation expense from stock-based plans.	3,365	—	—	—	—	3,365
Equity earnings in affiliates	(117,215)	(104,014)	(108,430)	—	329,659	—
Other	—	—	207	903	—	1,110
Changes in current assets and liabilities:
Accounts receivable	—	—	(734)	(41,890)	—	(42,624)
Accounts receivable from affiliates	(8,842)	—	67,495	—	(58,653)	—
Other current assets	19,918	—	1,146	(32,411)	—	(11,347)
Accounts payable	—	—	(631)	(7,695)	—	(8,326)
Accounts payable to affiliates	—	17,062	—	(75,715)	58,653	—
Other current liabilities	(1,455)	7,637	(1,169)	(1,429)	—	3,584

Net cash provided by operating activities	14,611	9,656	65,087	100,843	—	190,197

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(56,709)	—	(56,709)
Other capital expenditures	—	—	(42)	(52,334)	—	(52,376)
Deferred repair and maintenance expenditures	—	—	(45)	(29,033)	—	(29,078)
Proceeds from sales of property and equipment	—	—	—	993	—	993
Repayments from affiliates	—	—	—	9,656	(9,656)	—
Investment in marketable securities	—	—	—	(23,349)	—	(23,349)
Proceeds from sales and maturities of marketable securities	23,600	—	—	83,079	—	106,679
Increase in restricted cash	(28,920)	—	—	—	—	(28,920)

Net cash used for investing activities	(5,320)	—	(87)	(67,697)	(9,656)	(82,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowings on credit facility	—	—	(65,000)	—	—	(65,000)
Payments of long-term debt	—	—	—	(4,108)	—	(4,108)
Payments to affiliates	—	(9,656)	—	—	9,656	—
Proceeds from issuance of ordinary shares	53,955	—	—	—	—	53,955
Payments of dividends	(5,429)	—	—	—	—	(5,429)

Net cash provided by (used for) financing activities	48,526	(9,656)	(65,000)	(4,108)	9,656	(20,582)

INCREASE IN CASH AND CASH EQUIVALENTS	57,817	—	—	29,038	—	86,855
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,947	$—	$—	$79,698	$—	$145,645

FORM 10-Q
NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTITIVIES
Net income	$62,641	$31,308	$46,823	$58,205	$(136,336)	$62,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	2,923	98,687	—	101,610
Deferred income tax provision	—	—	—	(153)	—	(153)
Loss on sales of marketable securities	—	—	—	60	—	60
Equity in income of joint ventures	—	—	—	(1,804)	—	(1,804)
Compensation expense from stock-based plans	2,624	—	—	—	—	2,624
Equity earnings in affiliates	(39,776)	(46,823)	(49,737)	—	136,336	—
Other	484	—	1,011	(989)	—	506
Changes in current assets and liabilities:
Accounts receivable	—	—	(3,479)	(12,402)	—	(15,881)
Accounts receivable from affiliates	(30,248)	—	1,680	—	28,568	—
Other current assets	(787)	—	(861)	(4,266)	—	(5,914)
Accounts payable	1	—	(976)	(16,813)	—	(17,788)
Accounts payable to affiliates	—	24,810	—	3,758	(28,568)	—
Other current liabilities	1,077	(497)	3,085	(2,771)	—	894

Net cash provided by (used for) operating activities	(3,984)	8,798	469	121,512	—	126,795

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(29,515)	—	(29,515)
Other capital expenditures	—	—	(96)	(48,839)	—	(48,935)
Deferred repair and maintenance expenditures	—	—	(373)	(22,318)	—	(22,691)
Repayments from joint venture	—	—	—	1,607	—	1,607
Repayments from affiliates	8,798	—	—	—	(8,798)	—
Investment in marketable securities	(51,500)	—	—	(41,887)	—	(93,387)
Proceeds from sales and maturities of marketable securities	44,582	—	—	63,848	—	108,430

Net cash provided by (used for) investing activities	1,880	—	(469)	(77,104)	(8,798)	(84,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	—	—	—	(30,048)	—	(30,048)
Payments to affiliates	—	(8,798)	—	—	8,798	—
Proceeds from issuance of ordinary shares	24,186	—	—	—	—	24,186
Repurchase of ordinary shares	(39,714)	—	—	—	—	(39,714)

Net cash used for financing activities	(15,528)	(8,798)	—	(30,048)	8,798	(45,576)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,632)	—	—	14,360	—	(3,272)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,991	—	—	28,576	—	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,359	$—	$—	$42,936	$—	$59,295

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
     We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and six months ended June 30, 2005 and 2004 is shown in the following table (in thousands). The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total
Three Months Ended June 30, 2005

Revenues from external customers	$233,212	$84,504	$4,749	$21,543	$344,008
Depreciation and amortization	46,993	11,770	99	667	59,529
Operating costs and expenses	173,502	51,819	7,468	19,501	252,290
Equity in income of unconsolidated subsidiaries	1,316	—	—	—	1,316
Net income (loss)	48,854	26,300	(2,764)	920	73,310
Total assets (at end of period).	2,209,937	1,044,615	31,396	125,089	3,411,037

Three Months Ended June 30, 2004

Revenues from external customers	$171,386	$60,835	$3,651	$17,137	$253,009
Depreciation and amortization	37,262	12,870	157	894	51,183
Operating costs and expenses	138,149	46,593	6,190	15,516	206,448
Equity in income of unconsolidated subsidiaries	806	—	—	—	806
Net income (loss)	28,463	7,264	(2,586)	1,240	34,381
Total assets (at end of period).	1,649,645	1,227,885	34,911	283,099	3,195,540

FORM 10-Q

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total
Six Months Ended June 30, 2005

Revenues from external customers	$448,113	$145,315	$15,856	$45,049	$654,333
Depreciation and amortization	91,336	22,783	197	1,590	115,906
Operating costs and expenses	345,396	97,988	19,873	41,233	504,490
Equity in income of unconsolidated subsidiaries	2,388	—	—	—	2,388
Net income (loss)	84,013	34,444	(3,858)	4,241	118,840

Six Months Ended June 30, 2004

Revenues from external customers	$329,420	$129,035	$9,697	$30,290	$498,442
Depreciation and amortization	73,751	25,747	328	1,784	101,610
Operating costs and expenses	274,809	95,961	13,332	28,937	413,039
Equity in income of unconsolidated subsidiaries	1,804	—	—	—	1,804
Net income (loss)	40,041	23,434	(3,817)	2,983	62,641
NOTE 11 – SUBSEQUENT EVENTS
Noble Charlie Yester
     On July 27, 2005, we reported that the Noble Charlie Yester was involved in a fire that began on and destroyed India’s state owned Oil and Natural Gas Corporation (“ONGC”) BHN offshore platform in the Bombay High field located approximately 100 miles off the west coast of India. A total of 73 people aboard the Noble Charlie Yester evacuated the rig after the fire began on ONGC’s BHN platform. In the search and rescue efforts, one Noble employee died. The Noble Charlie Yester escaped any significant damage as a result of the incident, according to a report of MatthewsDaniel, an independent loss adjusting firm. The loss adjusting firm conducted an onboard survey of the rig on July 30, 2005 and has issued to Noble’s insurance underwriters its report dated August 1, 2005 of initial observations. MatthewsDaniel’s surveyor observed pockets of localized heat and fire damage and some areas of paint blackening / soot deposits. Based on the absence of paint blistering or cable damage, the surveyor reported that the rig was not exposed to significant radiant heat from the fire on ONGC’s BHN platform. Due to poor weather conditions in the area, we have not yet completed our assessment of damage or conducted testing of systems and equipment onboard the rig. We expect any loss incurred to be within the $10 million deductible under our insurance program. We also expect the rig to return to work for ONGC following repair or replacement of safety equipment damaged or lost in the incident.
Commitments for Two New Premium Jackups
     On August 4, 2005, we reported the receipt of a letter of intent from Shell E and P Offshore Services B.V. (“Shell”) to enter into contracts with us for two new F&G JU-2000E enhanced premium jackup drilling rigs to be constructed by China Shipbuilding & Offshore International Co., Ltd./Dalian New Shipbuilding Heavy Industry Co., Ltd (“DNS”) in Dalian, China. The Shell commitment includes the finalization and signature of definitive drilling contracts by the parties by September 1, 2005, with a primary term of two years for each rig and with Shell having five one-year contract extension options for each rig at rates to be mutually agreed for each rig upon expiration of its then existing contract term. We estimate that the aggregate gross revenues for each rig commitment over the initial two-year primary term will range between $74 - 79 million (not including reimbursement of costs of mobilization and demobilization, which will be borne by Shell).
     Our indirect subsidiary, Noble Drilling Holding LLC, has entered into contracts with DNS for the construction of the two F&G JU-2000E jackups. Based on our contracts with DNS, we expect delivery of the first rig in the third quarter of 2007 at an estimated total delivered price of approximately $153.4 million and delivery of the second rig in the first quarter of 2008 at an estimated total delivered price of approximately $156.4 million.
Acquisition of the Remaining 50 Percent Interest in Noble Crosco Drilling Ltd.
     As previously disclosed, we owned a 50 percent equity interest in Noble Crosco which owns the Panon, a Levingston 111-C independent leg cantilever jackup with 300 feet water depth capability. In accordance with the provisions of the joint venture agreement, we exercised our option to acquire the remaining 50 percent interest and expect to conclude this transaction in August 2005. The acquisition will be made using the restricted cash of $28,920,000 reflected in the consolidated balance sheet as of June 30, 2005 plus $3,154,000 of other available funds.
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

FORM 10-Q
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
EXECUTIVE OVERVIEW
     We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 60 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000TM semisubmersibles and four ultra-deepwater hulls, including the Noble Clyde Boudreaux and the Noble Dave Beard), three dynamically positioned drillships, 41 jackup rigs and three submersibles. Approximately 80 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. Due to the continuation of favorable oil prices in 2005, drilling activity in certain international markets, which are influenced more by oil prices than natural gas prices, was generally stronger in the first half of 2005 as compared to the first half of 2004.
     Domestic natural gas prices during the first half of 2005 averaged $6.50 per thousand cubic feet (source: average Henry Hub closing bidweek price). Natural gas prices in the first half of 2005 were higher than in the first six months of the previous year which averaged $5.84, and significantly higher than historical prices. In response to the higher natural gas prices, operators have increased their drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles in the fourth quarter of 2004. Drilling

FORM 10-Q
activity levels in water depths applicable to semisubmersibles improved significantly in the first half of 2005 compared to the first six months of 2004.
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
     As a result of the increase in drilling activities described above, we have 95% of our operating days committed for the second half of 2005 and approximately 60% of our operating days committed for 2006.
     Our business strategy continues to be the active expansion of our international offshore drilling and deepwater capabilities through acquisitions, rig upgrades and modifications, and the deployment of assets in important geological areas.
RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2005 and 2004
  General
     Net income for the three months ended June 30, 2005 (the “Current Quarter”) was $73,310,000, or $0.53 per diluted share, on operating revenues of $344,008,000, compared to net income for the three months ended June 30, 2004 (the “Comparable Quarter”) of $34,381,000, or $0.26 per diluted share, on operating revenues of $253,009,000.

FORM 10-Q
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of our accompanying consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended June 30, 2005

Operating Revenues:
Contract drilling services	$224,518	$79,393	$—	$—	$303,911
Reimbursables	7,933	4,826	1,884	4,012	18,655
Labor contract drilling services	—	—	—	17,531	17,531
Engineering, consulting and other	761	285	2,865	—	3,911

	$233,212	$84,504	$4,749	$21,543	$344,008

Operating Costs and Expenses:
Contract drilling services	$113,107	$32,800	$—	$—	$145,907
Reimbursables	6,195	4,602	1,919	3,830	16,546
Labor contract drilling services	—	—	—	14,476	14,476
Engineering, consulting and other	195	134	5,216	188	5,733
Depreciation and amortization	46,993	11,770	99	667	59,529
Selling, general and administrative	7,012	2,513	234	340	10,099

	$173,502	$51,819	$7,468	$19,501	$252,290

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended June 30, 2004

Operating Revenues:
Contract drilling services	$167,370	$58,297	$—	$—	$225,667
Reimbursables	3,917	2,124	1,477	2,037	9,555
Labor contract drilling services	—	—	—	12,078	12,078
Engineering, consulting and other	99	414	2,174	3,022	5,709

	$171,386	$60,835	$3,651	$17,137	$253,009

Operating Costs and Expenses:
Contract drilling services	$93,050	$29,460	$—	$—	$122,510
Reimbursables	2,795	1,894	1,432	1,961	8,082
Labor contract drilling services	—	—	—	9,441	9,441
Engineering, consulting and other	(482)	100	4,292	2,874	6,784
Depreciation and amortization	37,262	12,870	157	894	51,183
Selling, general and administrative	5,524	2,269	309	346	8,448

	$138,149	$46,593	$6,190	$15,516	$206,448

FORM 10-Q
  Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2005 and 2004:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
International (3):
Jackups	97%	85%	3,266	2,698	$51,747	$50,277
Semisubmersibles — >6,000’ (4)	100%	100%	182	91	$158,779	$143,499
Semisubmersibles — <6,000’ (5)	100%	100%	91	91	$84,742	$43,967
Drillships	95%	67%	260	182	$72,707	$80,564

Total International	97%	84%	3,799	3,062	$59,099	$54,660

Domestic (6):
Jackups	100%	94%	182	171	$60,865	$45,817
Semisubmersibles — >6,000’ (4)	96%	99%	348	453	$125,866	$96,727
Semisubmersibles — <6,000’ (5)	100%	0%	182	—	$77,611	$—
Submersibles	95%	98%	258	267	$40,267	$24,888

Total Domestic	97%	82%	970	891	$81,848	$65,429

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.
International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$224,518	$167,370	$113,107	$93,050
Reimbursables (1)	7,933	3,917	6,195	2,795
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	761	99	195	(482)
Depreciation and amortization	N/A	N/A	46,993	37,262
Selling, general and administrative	N/A	N/A	7,012	5,524

Total	$233,212	$171,386	$173,502	$138,149

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

FORM 10-Q
     Operating Revenues. International contract drilling services revenues increased $57,148,000 mainly due to additional operating days in Brazil, West Africa, Middle East and the North Sea and higher average dayrates in the North Sea and Brazil. These items were partially offset by lower operating days in Mexico as the Noble Lewis Dugger completed its upgrades and refurbishments in May 2005. The Noble Roger Eason, which was down for the entire year of 2004 for planned maintenance and upgrades, operated 78 days in the second quarter of 2005 after completion of the project. We had an additional 324 operating days in West Africa due to improved demand in Nigeria, which traditionally has the largest concentration of drillings rigs in West Africa. In the Comparable Quarter, three of the six rigs in West Africa were stacked. Improved demand over the course of 2004 and continuing into 2005 has resulted in 100 percent utilization in West Africa in the Current Quarter which in turn increased revenues by approximately $12,000,000. In addition to increasing utilization, we deployed the Noble Homer Ferrington semisubmersible to our West Africa division in July 2004 from the U.S. Gulf of Mexico for a two-year contract that commenced in November 2004. This increased revenues by approximately $12,000,000. In the Middle East, operating days increased by 220 days from the second quarter of 2004 primarily from the acquisitions of the Noble Cees van Diemen and Noble David Tinsley in July 2004 and October 2004, respectively, and additional operating days from the Noble Dick Favor (which was in drydock in the Comparable Quarter). This was partially offset by the planned shipyard project in the Current Quarter on the Noble Jimmy Puckett, which returned to work in June 2005. These items resulted in an increase in revenues of approximately $11,000,000. Improved market conditions resulted in 152 additional operating days and higher average dayrates in the North Sea, which increased revenues by approximately $16,000.000. Average dayrates in this region increased 20 percent from the second quarter of 2004.
     Operating Costs and Expenses. International contract drilling services expenses increased $20,057,000 primarily due to mobilization operating days in our West Africa, Middle East, Brazil and the North Sea divisions. As mentioned earlier, our operations in West Africa have significantly increased due to the mobilization of the Noble Homer Ferrington from the U.S. Gulf of Mexico, and all of our jackup rigs are operating at 100 percent utilization in this region. The acquisitions of the Noble Cees van Diemen and the Noble David Tinsley, the return of the Noble Roger Eason to service after the planned shipyard project, and improved utilization on our North Sea drilling rigs also accounted for the increase in operating days resulting in higher operating costs. Depreciation and amortization expense increased $9,731,000 mainly due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley and the upgrades on the Noble Roger Eason and Noble Homer Ferrington.
  Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$79,393	$58,297	$32,800	$29,460
Reimbursables (1)	4,826	2,124	4,602	1,894
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	285	414	134	100
Depreciation and amortization	N/A	N/A	11,770	12,870
Selling, general and administrative	N/A	N/A	2,513	2,269

Total	$84,504	$60,835	$51,819	$46,593

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $21,096,000 as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates and rig utilization. Excluding the Noble Homer Ferrington which departed from the U.S. Gulf of Mexico for Nigeria in November 2004, average dayrates and rig utilization (operating days) on our six deepwater semisubmersibles increased by 11% (approximately $10,900) and 45% (166 operating days), respectively. Higher utilization was achieved through additional operating days on the Noble Therald Martin and Noble Lorris Bouzigard.

FORM 10-Q
      Operating Costs and Expenses. Domestic contract drilling services expenses increased $3,340,000 primarily due to higher utilization on the Noble Lorris Bouzigard and Noble Therald Martin which was partially offset by the departure of the Noble Homer Ferrington to Nigeria. The decrease in depreciation and amortization expense was primarily due to the departure of the Noble Homer Ferrington.
  Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	1,884	1,477	1,919	1,432
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	2,865	2,174	5,216	4,292
Depreciation and amortization	N/A	N/A	99	157
Selling, general and administrative	N/A	N/A	234	309

Total	$4,749	$3,651	$7,468	$6,190

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment increased $691,000 primarily due to additional project management engagements by our subsidiary, Triton Engineering Services Company (“Triton”).
     Operating Costs and Expenses. Operating costs and expenses for our engineering, consulting and other services increased $924,000 due to the disposition of non-core assets in our Noble Technology Services Division and the additional project management engagements discussed above.
  Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	4,012	2,037	3,830	1,961
Labor contract drilling services	17,531	12,078	14,476	9,441
Engineering, consulting and other	—	3,022	188	2,874
Depreciation and amortization	N/A	N/A	667	894
Selling, general and administrative	N/A	N/A	340	346

Total	$21,543	$17,137	$19,501	$15,516

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

FORM 10-Q
     Operating Revenues. Excluding reimbursables, revenues from our labor contract drilling services increased $5,453,000 due primarily to an increase of 91 operating days in the North Sea. This increased utilization was mostly attributable to new labor contracts with Apache Corporation on three platforms, with Chevron on one platform and with British Petroleum on one platform.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $5,035,000 primarily due to the additional operating days from our North Sea platform operations.
  Other Items
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,651,000 in part due to increases in amounts under employee benefit plans.
     Interest Expense. Interest expense decreased $3,428,000 primarily due to capitalized interest of $2,590,000 on the Noble Clyde Boudreaux and lower average borrowings on our Bank Credit Facility.
     Other, net. Other, net increased $839,000 attributable primarily to additional interest income earned on our cash and investments in marketable securities due to higher interest rates in 2005 than in 2004.
     Income Tax Provision. Income tax provision increased $10,495,000 mainly due to higher pre-tax earnings and a higher overall effective tax rate. The higher effective rate was primarily due to increased earnings in our U.S. subsidiaries, which are subject to tax of 35%. The U.S. tax rate is generally higher than the effective tax rate on earnings derived from our international operations.

FORM 10-Q
For the Six Months Ended June 30, 2005 and 2004
General
     Net income for the six months ended June 30, 2005 (the “Current Period”) was $118,840,000, or $0.87 per diluted share, on operating revenues of $654,333,000, compared to net income for the six months ended June 30, 2004 (the “Comparable Period”) of $62,641,000, or $0.47 per diluted share, on operating revenues of $498,442,000.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of our accompanying consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Six Months Ended June 30, 2005

Operating Revenues:
Contract drilling services	$429,680	$136,635	$—	$—	$566,315
Reimbursables	17,267	8,162	8,910	8,818	43,157
Labor contract drilling services	—	—	—	35,672	35,672
Engineering, consulting and other	1,166	518	6,946	559	9,189

	$448,113	$145,315	$15,856	$45,049	$654,333

Operating Costs and Expenses:
Contract drilling services	$227,525	$62,404	$—	$—	$289,929
Reimbursables	14,107	7,807	8,957	8,581	39,452
Labor contract drilling services	—	—	—	29,665	29,665
Engineering, consulting and other	347	306	10,251	717	11,621
Depreciation and amortization	91,336	22,783	197	1,590	115,906
Selling, general and administrative	12,081	4,688	468	680	17,917

	$345,396	$97,988	$19,873	$41,233	$504,490

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Six Months Ended June 30, 2004

Operating Revenues:
Contract drilling services	$321,345	$122,905	$—	$—	$444,250
Reimbursables	7,886	5,074	2,018	4,626	19,604
Labor contract drilling services	—	—	—	20,469	20,469
Engineering, consulting and other	189	1,056	7,679	5,195	14,119

	$329,420	$129,035	$9,697	$30,290	$498,442

Operating Costs and Expenses:
Contract drilling services	$186,053	$60,780	$—	$—	$246,833
Reimbursables	5,938	4,777	1,986	4,458	17,159
Labor contract drilling services	—	—	—	16,247	16,247
Engineering, consulting and other	(1,342)	343	10,399	5,481	14,881
Depreciation and amortization	73,751	25,747	328	1,784	101,610
Selling, general and administrative	10,409	4,314	619	967	16,309

	$274,809	$95,961	$13,332	$28,937	$413,039

FORM 10-Q
Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2005 and 2004:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
International (3):
Jackups	96%	83%	6,352	5,255	$51,461	$50,124
Semisubmersibles — >6,000’(4)	100%	100%	362	182	$151,951	$137,005
Semisubmersibles — <6,000’(5)	93%	100%	168	182	$74,507	$42,057
Drillships	81%	67%	440	364	$80,175	$69,659

Total International	95%	82%	7,322	5,983	$58,683	$53,710

Domestic (6):
Jackups	100%	95%	362	344	$58,356	$43,516
Semisubmersibles — >6,000’(4)	85%	99%	618	908	$116,499	$103,477
Semisubmersibles — <6,000’(5)	100%	16%	362	58	$65,735	$38,348
Submersibles	97%	88%	528	482	$37,343	$24,386

Total Domestic	94%	82%	1,870	1,792	$73,067	$68,585

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.
International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the six months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$429,680	$321,345	$227,525	$186,053
Reimbursables (1)	17,267	7,886	14,107	5,938
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	1,166	189	347	(1,342)
Depreciation and amortization	N/A	N/A	91,336	73,751
Selling, general and administrative	N/A	N/A	12,081	10,409

Total	$448,113	$329,420	$345,396	$274,809

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

FORM 10-Q
     Operating Revenues International contract drilling services revenues increased $108,335,000 primarily due to additional operating days in West Africa, Middle East, Brazil and the North Sea and higher average dayrates in the North Sea and Mexico, partially offset by lower operating days in our Mexico division as the Noble Lewis Dugger underwent planned upgrades and refurbishments before commencing a new two-year contract with Pemex in May 2005. We had 100 percent utilization in our West Africa division for the first half of 2005 as compared to 45% in the Comparable Period of 2004 due to increased demand and improved political conditions. The improved utilization increased revenues approximately $29,000,000. The Noble Homer Ferrington also moved to this region from the U.S. Gulf of Mexico in the fourth quarter of 2004 for a two-year contract, which increased revenues by approximately $24,000,000. We had 448 additional operating days from our Middle East division primarily due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley, and additional operating days on the Noble Dick Favor. This was partially offset by planned shipyard projects on the Noble Jimmy Puckett and Noble George McLeod in the first half of 2005. These items resulted in an increase in revenues of approximately $17,000,000. In Brazil, the Noble Roger Eason returned to work in April 2005 after completing planned maintenance and upgrades. Favorable market conditions in the North Sea accounted for an increase in average dayrates, and an additional 165 operating days. The average dayrates in this region increased by 16 percent over the Comparable Period of 2004.
     Operating Costs and Expenses. International contract drilling services expenses increased $41,472,000 mainly due to additional operating days in our Middle East and West Africa divisions and additional costs from the shipyard project on the Noble Roger Eason in Brazil. The increase in operating days in the Middle East was mainly due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley. The increase in contract drilling services expenses in West Africa was mainly impacted by the higher utilization in this region and the mobilization of the Noble Homer Ferrington from the U.S. Gulf of Mexico. Depreciation and amortization expense increased $17,585,000 primarily due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley and the upgrades on the Noble Roger Eason and Noble Homer Ferrington.
Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the six months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$136,635	$122,905	$62,404	$60,780
Reimbursables (1)	8,162	5,074	7,807	4,777
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	518	1,056	306	343
Depreciation and amortization	N/A	N/A	22,783	25,747
Selling, general and administrative	N/A	N/A	4,688	4,314

Total	$145,315	$129,035	$97,988	$95,961

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $13,730,000 as improved market conditions drove higher average dayrates and utilization. Excluding the Noble Homer Ferrington which was mobilized to West Africa in the fourth quarter of 2004, operating days from our deepwater division increased 194 days as the Noble Lorris Bouzigard and Noble Therald Martin operated the entire current period as compared to 58 days in the Comparable Period. This was partially offset by the Noble Paul Romano being in the shipyard for planned maintenance work which was completed in April 2005. Utilization and average dayrates on our jackup units increased to 100 percent and $58,356, respectively, from 95 percent and $43,516 in the Comparable Period. Our submersible units also experienced an increase in utilization and average dayrates to 97 percent and $37,343, respectively, from 88 percent and $24,386 in the Comparable Period.
     Operating Costs and Expenses. Domestic contract drilling services expenses increased $1,624,000 mainly due to higher utilization on the Noble Lorris Bouzigard and Noble Therald Martin, partially offset by the departure of the Noble Homer Ferrington to Nigeria in the fourth quarter of 2004. Depreciation and amortization expense decreased $2,964,000 primarily as a result of the mobilization of the Noble Homer Ferrington to West Africa.

FORM 10-Q
Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the six months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	8,910	2,018	8,957	1,986
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	6,946	7,679	10,251	10,399
Depreciation and amortization	N/A	N/A	197	328
Selling, general and administrative	N/A	N/A	468	619

Total	$15,856	$9,697	$19,873	$13,332

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $733,000 primarily due to a license sale of our Optdrill™ drilling efficiency technology by our subsidiary, Noble Engineering & Development Limited, in the Comparable Period, partially offset by additional project management work by our subsidiary, Triton.
     Operating Costs and Expenses. Operating costs and expenses for engineering, consulting and other services decreased $148,000 primarily due to lower research and development costs in the Current Period for our Noble Technology Services Division.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$—	$—	$—	$—
Reimbursables (1)	8,818	4,626	8,581	4,458
Labor contract drilling services	35,672	20,469	29,665	16,247
Engineering, consulting and other	559	5,195	717	5,481
Depreciation and amortization	N/A	N/A	1,590	1,784
Selling, general and administrative	N/A	N/A	680	967

Total	$45,049	$30,290	$41,233	$28,937

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Revenues from our labor contract drilling services increased $15,203,000 as a result of an increase of 629 operating days from our North Sea platform operations. This was mostly due to the new labor contracts with Apache, Chevron and British Petroleum discussed above.

FORM 10-Q
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $13,418,000 primarily due to the additional operating days from our North Sea platform operations. This was mostly due to the new labor contracts discussed above.
Other Items
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,608,000 in part due to increases in amounts under employee benefit plans as discussed above.
     Interest Expense. Interest expense decreased $6,561,000 mainly due to capitalized interest of $4,974,000 on the Noble Clyde Boudreaux and lower average borrowings on our Bank Credit Facility.
     Other, net. Other, net increased $1,688,000 primarily due to higher earnings from our 50 percent equity interest in a joint venture, Noble Crosco Drilling Ltd., which owns and operates the Panon jackup rig, and due to additional interest income.
     Income Tax Provision. Income tax provision increased $16,490,000 primarily due to higher pre-tax earnings and a higher overall effective tax rate as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     Our principal capital resource in the Current Period was net cash provided by operating activities of $190,197,000, which compared to $126,795,000 in the Comparable Period. Net income plus depreciation and amortization and deferred income tax provision in the Current Period was $80,483,000 more than the Comparable Period. Our working capital (excluding cash and cash equivalents) increased by $8,420,000 in the Current Period and $43,543,000 in the Comparable Period.
     We had working capital, including cash, of $306,392,000 and $211,117,000 at June 30, 2005 and December 31, 2004, respectively. Total debt as a percentage of total debt plus shareholders’ equity decreased to 15 percent at June 30, 2005 from 18 percent at December 31, 2004. At June 30, 2005, we had cash and cash equivalents of $145,645,000, restricted cash of $28,920,000 and marketable debt securities of $48,944,000. Funds available under our bank credit facility were $247,977,000 at June 30, 2005.
     We did not repurchase any of our ordinary shares during the Current Period. However, during the Comparable Period, we repurchased 1,087,000 of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39,714,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. Share repurchases made in 2004, 2003 and 2002 were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of July 31, 2005, 9,162,000 shares remained available under this authorization.
     We made contributions to our international and domestic pension plans of $529,000 during the Current Period. In July 2005,we contributed $11,650,000 to our domestic plans. We expect to contribute approximately $6,000,000 to our international plans during the third quarter of 2005.
Capital Expenditures
     Capital expenditures totaled $57,838,000 and $64,579,000 for the Current Quarter and Comparable Quarter, respectively, and $109,085,000 and $78,450,000 for the Current Period and Comparable Period, respectively. Included in capital expenditures for the Comparable Quarter and Comparable Period was $29,500,000 for the acquisition of the Noble Mark Burns (formerly named Okhi), a 300 foot Levingston 111-C independent leg jackup unit that is currently being upgraded. Expenditures in the Comparable Period included capital upgrade costs for the Noble Dick Favor, Noble Roger Eason and Noble Homer Ferrington of $9,108,000, $7,962,000 and $7,143,000, respectively. Capital expenditures in the Current Period for the Noble Mark Burns, Noble David Tinsley, Noble Clyde Boudreaux and Noble Paul Romano were $19,419,000, $11,777,000, $17,616,000 and $15,560,000, respectively. The expenditures on the Noble Clyde Boudreaux semisubmersible and Noble Mark Burns jackup were in preparation for their contracts with Shell Exploration & Production Company and RasGas, respectively. The Noble Mark Burns is expected to start its contract in the third quarter of 2005. In response to evolving new industry safety standards following Hurricane Ivan, we are modifying the design of the Noble Clyde Boudreux to a 12-point mooring system from an 8-point mooring system. This modification is expected to increase the total cost for this project by approximately $50 million. Management is in the process of determining the impact that this design change will have on the previously estimated contract start date of the third quarter 2006. As previously disclosed, we have a 50 percent equity interest in Noble Crosco Drilling Ltd. (“Noble Crosco”) which owns the Panon, a Levingston 111-C independent leg cantilever jackup with 300 feet water depth capability. In accordance with the

FORM 10-Q
provisions of the joint venture agreement, we have exercised our option to acquire the remaining 50 percent interest. We expect to conclude this transaction in August 2005.
     Deferred repair and maintenance expenditures totaled $16,927,000 and $13,290,000 for the Current Quarter and Comparable Quarter, respectively, and $29,078,000 and $22,691,000 for the Current Period and Comparable Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2005 will aggregate approximately $376,200,000 and $60,600,000, respectively. Included in the estimated capital expenditures for the remainder of 2005 are construction payments on the two new premium jackups as well as funds used to acquire the remaining 50 percent interest in the Panon. See Note 11 to the Consolidated Financial Statements for further discussion.
     Property and equipment, including capitalized interest, is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Interest capitalized during the three and six months ended June 30, 2005 was $2,590,000 and $4,974,000, respectively. No interest was capitalized during 2004.
     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. As of June 30, 2005, we had approximately $79,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2005 capital expenditure and deferred repair and maintenance amounts described above.
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
Credit Facilities and Long-Term Debt
     Noble Drilling Corporation (“Noble Drilling”), an indirect, wholly-owned subsidiary of Noble Corporation (“Noble”), has in place a $300,000,000 bank credit agreement (the “Credit Agreement”), which extends through November 30, 2009. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. As of June 30, 2005, we had outstanding borrowings and outstanding letters of credit of $35,000,000 and $17,023,000, respectively, under the Credit Agreement, with $247,977,000 remaining available thereunder. Additionally, as of June 30, 2005, we had other letters of credit and third-party corporate guarantees totaling $83,050,000 and performance and customs bonds totaling $67,480,000 supported by surety bonds.
     During the first half of 2005, our debt decreased from $511,649,000 (including current maturities of $8,361,000) at December 31, 2004 to $442,546,000 (including current maturities of $8,661,000) at June 30, 2005, due to debt repayments during the first half of 2005 of $69,108,000, including the repayment of $65,000,000 of borrowings under the Credit Agreement. At June 30, 2005 and December 31, 2004, we had no off-balance sheet debt.
     We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.
ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) is a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123 (revised 2004) establishes standards for accounting for exchanges of an entity’s equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and that the cost is recognized over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. SFAS 123 (revised 2004) eliminates the alternative allowed under SFAS 123 under which equity instruments could be measured at their intrinsic value, as prescribed by APB 25, with only pro forma disclosure in the entity’s notes to its financial statements of the impact on net income and earnings per share had the equity instruments been measured at fair value. For public companies (other than small business issuers) with calendar fiscal years, SFAS 123 (revised 2004) required adoption as of the beginning of the third quarter of 2005. On April 14, 2005, the Securities and

FORM 10-Q
Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (revised 2004), and as a result, such public companies, including Noble, will not be required to adopt SFAS 123 (revised 2004) until the first quarter of 2006.
     The impact that the adoption of SFAS 123 (revised 2004) will have on our consolidated results of operations will be determined primarily by the number of stock options granted to employees in future periods. Based on recent stock option grants, we estimate that the adoption of this statement in 2006 will reduce that year’s net income by approximately $7,000,000 to $9,000,000, or $.05 to $.07 per diluted share. We do not expect the adoption of SFAS 123 (revised 2004) to have a material impact on our consolidated cash flows or financial position.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements, and changes the requirements for accounting and reporting voluntary changes in accounting principles. SFAS 154 requires retrospective application of changes in accounting principles, unless it is impracticable to determine the historical effect of the change. When impracticable, SFAS 154 requires that the new accounting principle be applied to beginning assets and liabilities in the earliest period practicable, and that a corresponding adjustment be made to the opening balance of retained earnings. When impracticable to determine the effect of a change for prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively. APB Opinion 20 required that the cumulative effect of voluntary changes in accounting principle be reported in net income in the current period. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years starting after December 15, 2005.
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
     We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At June 30, 2005, there was $35,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $350,000 change in interest expense on an annual basis.
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
     We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2005, we entered into forward contracts in February, March and June 2005 to purchase 30,680,000 Euros and 20,899,000 British Pounds, respectively, for the period from February 2005 through June 2006. These forward contracts represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative net unrealized gain on these forward contracts is included in “Accumulated other comprehensive income” in our Consolidated Balance Sheet at June 30, 2005. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three and six months ended June 30, 2005 related to these forward contracts. See Note 8 to our accompanying consolidated financial statements for additional information on the balance of the net unrealized gain on these forward contracts and the related activity.

FORM 10-Q
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
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,450,000 and a customs bond in the amount of $22,300,000, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17,400,000 plus interest related to a 1997 alleged import and (b) $19,800,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($460,000) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Central Excise and Sales Tax Appellate Tribunal. We continue to maintain that NACL has acted in accordance with all Indian customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends vigorously to pursue its appeal. NACL also is pursuing contractual indemnification against liability for Indian customs duty against the rig’s previous owner in UNCITRAL arbitration proceedings in London. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
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

NOBLE CORPORATION

DATE: August 8, 2005	By:	/s/ Mark A. Jackson

Mark A. Jackson,
Senior Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
10.1	Second Amendment to Rights Agreement between the Company and UMB Bank, N.A., as Rights Agent, dated as of June 9, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.2	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.3	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.4	Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.5	Form of Noble Corporation Nonqualified Stock Option Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.6	Form of Noble Corporation Restricted Share Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

31.1	Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.