Form 10-Q
period 2005-09-30
NOBLE CORP
filed 2005-11-09
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 0-13857
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

13135 South Dairy Ashford, Suite 800
Sugar Land, Texas	77478
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (281) 276-6100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of Ordinary Shares outstanding as of November 4, 2005: 136,895,653

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$166,673	$58,790
Investment in marketable securities	44,837	132,788
Accounts receivable	269,788	205,023
Inventories	4,162	4,013
Prepaid expenses	13,404	12,454
Other current assets	41,469	12,215

Total current assets	540,333	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	4,050,199	3,739,338
Other	65,452	65,550

	4,115,651	3,804,888
Accumulated depreciation	(1,196,607)	(1,061,268)

	2,919,044	2,743,620

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	—	18,804
OTHER ASSETS	132,835	120,266

	$3,592,212	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$8,815	$8,361
Accounts payable	161,636	83,012
Accrued payroll and related costs	73,016	60,911
Taxes payable	30,987	22,883
Interest payable	2,331	8,981
Other current liabilities	9,394	30,018

Total current liabilities	286,179	214,166

LONG-TERM DEBT	431,625	503,288
DEFERRED INCOME TAXES	217,894	206,506
OTHER LIABILITIES	8,149	8,110

	943,847	932,070

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST	(7,897)	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 136,916 shares issued and outstanding in 2005; 134,407 shares issued and outstanding in 2004	13,691	13,441
Capital in excess of par value	1,023,407	926,652
Retained earnings	1,640,169	1,452,974
Restricted stock (unearned compensation)	(18,930)	(11,171)
Accumulated other comprehensive (loss) income	(2,075)	2,538

	2,656,262	2,384,434

	$3,592,212	$3,307,973

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
OPERATING REVENUES
Contract drilling services	$328,101	$232,057
Reimbursables	18,078	12,161
Labor contract drilling services	17,275	15,146
Engineering, consulting and other	3,751	6,274

	367,205	265,638

OPERATING COSTS AND EXPENSES
Contract drilling services	156,026	133,235
Reimbursables	15,219	10,504
Labor contract drilling services	14,967	12,455
Engineering, consulting and other	5,349	4,875
Depreciation and amortization	61,276	52,723
Selling, general and administrative	9,324	7,831
Hurricane losses and recoveries, net (Note 11)	10,465	—

	272,626	221,623

OPERATING INCOME	94,579	44,015

OTHER INCOME (EXPENSE)
Interest expense	(5,153)	(8,382)
Other, net	2,093	1,199

INCOME BEFORE INCOME TAXES	91,519	36,832
INCOME TAX PROVISION	(14,996)	(6,261)

NET INCOME	$76,523	$30,571

NET INCOME PER SHARE:
Basic	$0.56	$0.23
Diluted	$0.55	$0.23
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING REVENUES
Contract drilling services	$894,416	$676,307
Reimbursables	61,235	31,765
Labor contract drilling services	52,947	35,615
Engineering, consulting and other	12,940	20,393

	1,021,538	764,080

OPERATING COSTS AND EXPENSES
Contract drilling services	445,955	380,068
Reimbursables	54,671	27,663
Labor contract drilling services	44,632	28,702
Engineering, consulting and other	16,970	19,756
Depreciation and amortization	177,182	154,333
Selling, general and administrative	27,241	24,140
Hurricane losses and recoveries, net (Note 11)	10,465	—

	777,116	634,662

OPERATING INCOME	244,422	129,418

OTHER INCOME (EXPENSE)
Interest expense	(16,280)	(26,070)
Other, net	8,304	5,722

INCOME BEFORE INCOME TAXES	236,446	109,070
INCOME TAX PROVISION	(41,083)	(15,858)

NET INCOME	$195,363	$93,212

NET INCOME PER SHARE:
Basic	$1.44	$0.70
Diluted	$1.42	$0.70
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,363	$93,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,182	154,333
Deferred income tax provision	23,745	1,728
Loss on sales of marketable securities	69	131
Equity in income of joint venture	(2,790)	(2,821)
Distributions received from joint venture	2,194	1,452
Compensation expense from stock-based plans	5,546	4,257
Hurricane losses and recoveries, net	10,465	—
Other	2,503	2,224
Changes in current assets and liabilities:
Accounts receivable	(61,194)	(31,645)
Other current assets	(9,466)	(5,483)
Accounts payable	903	(5,805)
Other current liabilities	(6,568)	1,073

Net cash provided by operating activities	337,952	212,656

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	(89,497)	(69,473)
Other capital expenditures	(139,752)	(95,601)
Deferred repair and maintenance expenditures	(50,140)	(46,538)
Proceeds from sales of property and equipment	1,035	1,616
Purchase of remaining 50% equity interest in the Panon, net of cash acquired	(28,374)	—
Repayments from joint venture	—	2,295
Investment in marketable securities	(24,149)	(138,219)
Proceeds from sales and maturities of marketable securities	111,736	184,356

Net cash used for investing activities	(219,141)	(161,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowing on credit facility	(65,000)	—
Payments of other long-term debt	(6,371)	(66,397)
Proceeds from issuance of ordinary shares	68,611	52,344
Payments of dividends	(8,168)	—
Repurchase of ordinary shares	—	(39,714)

Net cash used for financing activities	(10,928)	(53,767)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,883	(2,675)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,790	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$166,673	$59,892

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
NET INCOME	$76,523	$30,571

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(117)	(258)
Unrealized holding gains on securities arising during period	533	362
Unrealized gains on foreign currency forward contracts	563	31

Other comprehensive income	979	135

COMPREHENSIVE INCOME	$77,502	$30,706

	Nine Months Ended September 30,
	2005	2004
NET INCOME	$195,363	$93,212

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation adjustments	(3,603)	3,802
Unrealized holding (losses) gains on securities arising during period	919	(165)
Unrealized (losses) gains on foreign currency forward contracts	(1,929)	264

Other comprehensive (loss) income	(4,613)	3,901

COMPREHENSIVE INCOME	$190,750	$97,113

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF ACCOUNTING
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
     In order to allow readers of our financial statements to identify more easily costs that benefit multiple years associated with our rigs, amortization of deferred costs for major maintenance projects is reflected in the consolidated financial statements with depreciation in “Depreciation and amortization” beginning with the first quarter of 2005. In prior periods, amortization of deferred costs for major maintenance projects was included in expenses for contract drilling services and labor contract drilling services. The amount of such amortization was $13,048,000 and $10,681,000 for the three months ended September 30, 2005 and 2004, and $36,158,000 and $30,132,000 for the nine months ended September 30, 2005 and 2004, respectively. This revision in classification had no impact on previously reported operating income and net income.
     In connection with the preparation of our 2004 financial statements, we concluded that it was appropriate to classify our auction rate securities as marketable debt securities and include such investments in “Investments in marketable securities” on our Consolidated Balance Sheets. Previously, such investments had been classified as cash equivalents and included in “Cash and cash equivalents.” Accordingly, we made adjustments to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 to reflect the beginning of period and end of period balances of cash and cash equivalents and to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the nine months ended September 30, 2004, net cash used for investing activities related to these current investments of $42,300,000 was previously included in cash and cash equivalents in our Consolidated Statements of Cash Flows. This revision in classification does not affect previously reported net cash provided by operating activities or net cash used for financing activities, or our previously reported Consolidated Statements of Income for any period.
     Property and equipment, including capitalized interest, is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Interest capitalized during the three and nine months ended September 30, 2005 was $3,423,000 and $8,397,000 respectively. No interest was capitalized during 2004.
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
NOTE 2 — STOCK-BASED COMPENSATION PLANS
     We have several stock-based compensation plans. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). No compensation expense was recognized in the three and nine month periods ended September 30, 2005 and 2004 related to stock option awards, although compensation expense was recognized for the Company’s restricted stock awards during these periods.

     The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS 123 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income — as reported	$76,523	$30,571	$195,363	$93,212
Stock-based compensation expense, net of tax — as reported	1,418	1,061	3,605	2,767
Stock-based compensation expense, net of tax — pro forma	(2,907)	(2,792)	(8,869)	(9,917)

Net income — pro forma	$75,034	$28,840	$190,099	$86,062

Net income per share:
Basic — as reported	$0.56	$0.23	$1.44	$0.70
Basic — pro forma	$0.55	$0.22	$1.40	$0.65

Diluted — as reported	$0.55	$0.23	$1.42	$0.70
Diluted — pro forma	$0.54	$0.22	$1.38	$0.64
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
NOTE 3 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted net income per share (“EPS”) computations for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Net	Basic	Basic	Diluted	Diluted
	Income	Shares	EPS	Shares	EPS
Three Months Ended:
September 30, 2005	$76,523	136,708	$0.56	138,113	$0.55
September 30, 2004	$30,571	132,519	$0.23	133,810	$0.23

	Net	Basic	Basic	Diluted	Diluted
	Income	Shares	EPS	Shares	EPS
Nine Months Ended:
September 30, 2005	$195,363	136,013	$1.44	137,347	$1.42
September 30, 2004	$93,212	132,562	$0.70	133,717	$0.70
     Included in diluted shares are ordinary share equivalents relating to outstanding stock options of 1,405,000 shares and 1,291,000 shares for the three month periods ended September 30, 2005 and 2004, respectively, and 1,334,000 and 1,155,000 shares for the nine months ended September 30, 2005 and 2004, respectively. The computation of diluted net income per share for the three and nine month periods ended September 30, 2005 and 2004, does not include options to purchase 10,000 and 1,721,000 ordinary shares, respectively, because the option exercise prices were greater than the average market price of the ordinary shares in the respective periods. Excluded from the basic and diluted share amounts above for the three and nine month period ended September 30, 2004 are ordinary shares held in a Rabbi Trust, which was liquidated and terminated in December 2004. Ordinary shares held by the trust, which were to have been used for future funding of the Company’s stock-based compensation plans, were cancelled and retired upon the dissolution of the trust. The number of shares in the trust was 1,639,000 at September 30, 2004.
NOTE 4 —MARKETABLE SECURITIES
     At September 30, 2005, we owned marketable equity securities with a fair market value of $1,299,000. The investment is classified as available for sale and is included in “Other assets” in the Consolidated Balance Sheets at its fair market value. At September 30, 2005, we also owned marketable debt securities with a fair market value of $44,837,000. These investments are classified as available for sale and are included in “Investment in marketable securities” in the Consolidated Balance Sheet at September 30, 2005 at their fair market value.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
     We have entered into drilling contracts with Shell E&P Offshore Services B.V. (“Shell”) for two new F&G JU-2000E enhanced premium jackup drilling rigs to be constructed by China Shipbuilding & Offshore International Co., Ltd./Dalian New Shipbuilding Heavy Industry Co., Ltd (“DNS”) in Dalian, China. Each drilling contract has a primary term of two years, with Shell having five one-year contract extension options for each rig at rates to be mutually agreed for each rig upon expiration of its then existing contract term. We estimate that the aggregate gross revenues for each rig commitment over the initial two-year primary term will range between $74,000,000 to $79,000,000 (not including reimbursement of costs of mobilization and demobilization, which will be borne by Shell). Our indirect subsidiary, Noble Drilling Holding LLC, has entered into contracts with DNS for the construction of the two F&G JU-2000E jackups. Under the terms of the contract, delivery of the first rig should occur by the third quarter of 2007 at an estimated total delivered price of approximately $153,400,000 and delivery of the second rig should occur by the first quarter of 2008 at an estimated total delivered price of approximately $156,400,000. Capital expenditures in the nine month period ended September 30, 2005 include $111,549,000 toward these projects, including an accrued purchase price installment payment of $73,840,000 to the shipyard.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 130 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in preliminary procedural stages, unverified information recently obtained from the plaintiffs pursuant to court orders entered in these cases reflects that only approximately 35 or fewer of the approximately 130 named individuals may have been employed by our subsidiary or otherwise associated with our drilling operations. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,417,000 and a customs bond in the amount of $22,096,000, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17,209,000 plus interest related to a 1997 alleged import and (b) $19,624,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($456,000) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal. We continue to maintain that NACL has acted in accordance with all Indian customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends to vigorously pursue its appeal. NACL also is pursuing contractual indemnification against liability for Indian customs duty against the rig’s previous owner in UNCITRAL arbitration proceedings in London. In August 2005, the Customs, Excise & Service Tax Appellate Tribunal (West Zonal Bench, Mumbai) made an interim order staying the enforcement of the Commissioner’s order pending the outcome of NACL’s, among others, substantive appeal. The CESTAT held that, prima facie, (a) the Commissioner’s demands for duty were unsustainable upon limitation grounds, (b) the confiscation of the rig was not justified, and (c) the penalties imposed by the Commissioner were bad in law. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. At September 30, 2005, we had approximately $348,045,000 of outstanding purchase commitments related to these projects. This amount reflects $156,600,000 regarding the construction of two new jackup rigs for contracts with Shell, as discussed earlier, and $115,700,000 regarding the Noble Clyde Boudreaux and Noble Dave Beard projects.

NOTE 6 — SHAREHOLDERS’ EQUITY
     Changes in shareholders’ equity for the nine months ended September 30, 2005 are as follows (in thousands):

					Restricted	Accumulated
			Capital in		Stock	Other	Total
	Ordinary Shares		Excess of	Retained	(Unearned	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Compensation)	Income (Loss)	Equity
Balance at December 31, 2004	134,407	$13,441	$926,652	$1,452,974	$(11,171)	$2,538	$2,384,434
Exercise of stock options	2,198	220	68,391	—	—	—	68,611
Net income	—	—	—	195,363	—	—	195,363
Other comprehensive loss	—	—	—	—	—	(4,613)	(4,613)
Dividends ($0.06 per ordinary share)	—	—	—	(8,168)	—	—	(8,168)
Tax benefit of stock options	—	—	12,357	—	—	—	12,357
Compensation expense recognized	—	—	—	—	5,546	—	5,546
Issuance of restricted shares	283	28	13,277	—	(13,305)	—	—
Other	28	2	2,730	—	—	—	2,732

Balance at September 30, 2005	136,916	$13,691	$1,023,407	$1,640,169	$(18,930)	$(2,075)	$2,656,262

NOTE 7 — EMPLOYEE BENEFIT PLANS
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
     Pension costs for the three and nine months ended September 30, 2005 and 2004 include the following components (in thousands):

	Three Months Ended September 30,
	2005		2004
	International	Domestic	International	Domestic
Service cost	$618	$1,159	$573	$1,162
Interest cost	659	1,079	599	1,025
Return on plan assets	(733)	(1,179)	(748)	(1,069)
Amortization of prior service cost	—	111	—	65
Amortization of transition obligation	61	—	91	—
Recognized net actuarial (gain) loss	(18)	162	(64)	225

Net pension expense	$587	$1,332	$451	$1,408

	Nine Months Ended September 30,
	2005		2004
	International	Domestic	International	Domestic
Service cost	$1,855	$3,478	$1,717	$3,486
Interest cost	1,977	3,238	1,795	3,073
Return on plan assets	(2,200)	(3,538)	(2,242)	(3,205)
Amortization of prior service cost	—	334	—	195
Amortization of transition obligation	183	—	273	—
Recognized net actuarial (gain) loss	(55)	485	(194)	675

Net pension expense	$1,760	$3,997	$1,349	$4,224

     We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute approximately $1,500,000 to our international pension plans in 2005. During the nine months ended September 30, 2005, we made contributions to our domestic and international plans of $11,926,000 and $6,206,000, respectively. The contribution to the domestic plan reflects the impact of recent U.S. federal legislation and other actuarial information, which was not previously available, on the level of qualifying contributions that can be made to our domestic plans. We do not anticipate any additional contributions to our pension plans in 2005.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies, we entered into forward contracts in February, March and June 2005 to purchase 30,680,000 Euros and 20,899,000 British Pounds for the period from February 2005 through June 2006. The outstanding notional amounts of these forward contracts at September 30, 2005 were approximately 14,565,000 Euros and 11,125,000 British Pounds, respectively. These forward contracts represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The fair market value of these forward contracts is included in “Accumulated other comprehensive (loss) income” in our Consolidated Balance Sheet at September 30, 2005. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 related to these forward contracts.
     The balance of the net unrealized gain or loss related to our foreign currency forward contracts included in “Accumulated other comprehensive (loss) income” and related activity for the three months and nine months ended September 30, 2005 and 2004 is presented in the following table (in thousands):

	Three Months Ended September 30,
	2005	2004
Net unrealized (loss) gain at June 30	$(2,492)	$233
Activity during period:
Settlement of forward contracts outstanding at June 30	933	(113)
Net unrealized (loss) gain on outstanding forward contracts	(370)	144

Net unrealized (loss) gain at September 30	$(1,929)	$264

	Nine Months Ended September 30,
	2005	2004
Net unrealized gain (loss) at December 31	$—	$—
Activity during period:
Net unrealized gain (loss) on outstanding forward contracts	(1,929)	264

Net unrealized gain (loss) at September 30	$(1,929)	$264

NOTE 9 — PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY
     Noble and Noble Holding (U.S.) Corporation (“Noble Holding”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities include Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at September 30, 2005 were $149,963,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of Noble Holding. Noble’s and Noble Holding’s guarantees of these securities are full and unconditional.
     The following consolidating financial statements of Noble, Noble Holding, Noble Drilling and all other subsidiaries present Noble’s and Noble Holding’s investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
September 30, 2005
(In thousands)
(Unaudited)

		Noble Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,077	$—	$—	$128,596	$—	$166,673
Investment in marketable securities	—	—	—	44,837	—	44,837
Accounts receivable	—	—	6,849	262,939	—	269,788
Inventories	—	—	—	4,162	—	4,162
Prepaid expenses	—	—	249	13,155	—	13,404
Accounts receivable from affiliates	247,335	—	521,148	—	(768,483)	—
Other current assets	—	—	246	70,100	(28,877)	41,469

Total current assets	285,412	—	528,492	523,789	(797,360)	540,333

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,591	3,950,608	—	4,050,199
Other	—	—	—	65,452	—	65,452

	—	—	99,591	4,016,060	—	4,115,651
Accumulated depreciation	—	—	(54,994)	(1,141,613)	—	(1,196,607)

	—	—	44,597	2,874,447	—	2,919,044

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	44,159	476,139	(1,032,133)	—
INVESTMENTS IN AFFILIATES	1,859,015	2,154,404	1,941,059	—	(5,954,478)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	—	—	—
OTHER ASSETS	—	—	4,753	128,082	—	132,835

	$2,656,262	$2,154,404	$2,563,060	$4,002,457	$(7,783,971)	$3,592,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$21,070	$—	$8,815	$(21,070)	$8,815
Accounts payable	—	—	1,844	159,792	—	161,636
Accrued payroll and related costs	—	—	16,422	56,594	—	73,016
Taxes payable	—	—	—	30,987	—	30,987
Interest payable	—	7,561	1,339	1,238	(7,807)	2,331
Accounts payable to affiliates	—	143,572	—	624,911	(768,483)	—
Other current liabilities	—	—	(27)	9,421	—	9,394

Total current liabilities	—	172,203	19,578	891,758	(797,360)	286,179
LONG-TERM DEBT	—	—	386,656	44,969	—	431,625
NOTES PAYABLE TO AFFILIATES	—	476,139	—	555,994	(1,032,133)	—
DEFERRED INCOME TAXES	—	(2,700)	13,853	206,741	—	217,894
OTHER LIABILITIES	—	1,043	4,367	2,739	—	8,149

	—	646,685	424,454	1,702,201	(1,829,493)	943,847

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—

MINORITY INTEREST	—	—	—	(7,897)	—	(7,897)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,691	—	—	—	—	13,691
Capital in excess of par value	1,023,407	870,744	870,744	690,820	(2,432,308)	1,023,407
Retained earnings	1,640,169	636,975	1,267,862	1,619,408	(3,524,245)	1,640,169
Restricted stock (unearned compensation)	(18,930)	—	—	—	—	(18,930)
Accumulated other comprehensive income	(2,075)	—	—	(2,075)	2,075	(2,075)

	2,656,262	1,507,719	2,138,606	2,308,153	(5,954,478)	2,656,262

	$2,656,262	$2,154,404	$2,563,060	$4,002,457	$(7,783,971)	$3,592,212

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)
(Unaudited)

		Noble Holding	Noble
	Noble	(Subsidiary	Drilling		Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Other Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,130	$—	$—	$50,660	$—	$58,790
Investments in marketable securities	23,707	—	—	109,081	—	132,788
Accounts receivable	—	—	7,434	197,589	—	205,023
Inventories	—	—	—	4,013	—	4,013
Prepaid expenses	—	—	1,285	11,169	—	12,454
Accounts receivable from affiliates	177,091	—	588,705	—	(765,796)	—
Other current assets	19,918	—	262	11,963	(19,928)	12,215

Total current assets	228,846	—	597,686	384,475	(785,724)	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,624	3,639,714	—	3,739,338
Other	—	—	—	65,550	—	65,550

	—	—	99,624	3,705,264	—	3,804,888
Accumulated depreciation	—	—	(51,581)	(1,009,687)	—	(1,061,268)

	—	—	48,043	2,695,577	—	2,743,620

NOTES RECEIVABLE FROM AFFILIATES	492,139	—	44,159	—	(536,298)	—
INVESTMENTS IN AFFILIATES	1,664,904	1,987,843	1,773,952	—	(5,426,699)	—
INVESTMENT IN AND ADVANCES TO JOINT VENTURES	—	—	—	18,804	—	18,804
OTHER ASSETS	—	—	5,929	114,337	—	120,266

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$19,682	$—	$8,361	$(19,682)	$8,361
Accounts payable	—	—	2,374	80,638	—	83,012
Accrued payroll and related costs	26	—	15,222	45,663	—	60,911
Taxes payable	1,429	—	—	21,454	—	22,883
Interest payable	—	—	7,912	1,315	(246)	8,981
Accounts payable to affiliates	—	114,330	—	651,466	(765,796)	—
Other current liabilities	—	—	809	29,209	—	30,018

Total current liabilities	1,455	134,012	26,317	838,106	(785,724)	214,166
LONG-TERM DEBT	—	—	451,650	51,638	—	503,288
NOTES PAYABLE TO AFFILIATES	—	492,139	—	44,159	(536,298)	—
DEFERRED INCOME TAXES	—	(2,700)	15,083	194,123	—	206,506
OTHER LIABILITIES	—	1,043	4,674	2,393	—	8,110

	1,455	624,494	497,724	1,130,419	(1,322,022)	932,070

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(8,531)	—	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,441	—	—	—	—	13,441
Capital in excess of par value	926,652	870,744	870,744	691,289	(2,432,777)	926,652
Retained earnings	1,452,974	492,605	1,101,301	1,397,478	(2,991,384)	1,452,974
Restricted stock (unearned compensation)	(11,171)	—	—	—	—	(11,171)
Accumulated other comprehensive income	2,538	—	—	2,538	(2,538)	2,538

	2,384,434	1,363,349	1,972,045	2,091,305	(5,426,699)	2,384,434

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$7,605	$320,496	$—	$328,101
Reimbursables	—	—	27	18,051	—	18,078
Labor contract drilling services	—	—	—	17,275	—	17,275
Engineering, consulting and other	—	—	20	3,731	—	3,751

	—	—	7,652	359,553	—	367,205

OPERATING COSTS AND EXPENSES
Contract drilling services	66	—	1,295	154,665	—	156,026
Reimbursables	—	—	27	15,192	—	15,219
Labor contract drilling services	—	—	—	14,967	—	14,967
Engineering, consulting and other	—	—	—	5,349	—	5,349
Depreciation and amortization	—	—	1,446	59,830	—	61,276
Selling, general and administrative	601	—	(222)	8,945	—	9,324
Hurricane losses and recoveries, net	—	—	—	10,465	—	10,465

	667	—	2,546	269,413	—	272,626

OPERATING INCOME (LOSS)	(667)	—	5,106	90,140	—	94,579

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	76,773	62,547	63,882	—	(203,202)	—
Interest expense	(2)	(10,996)	(7,160)	2,009	10,996	(5,153)
Other, net	419	—	—	12,670	(10,996)	2,093

INCOME BEFORE INCOME TAXES	76,523	51,551	61,828	104,819	(203,202)	91,519
INCOME TAX (PROVISION) BENEFIT	—	3,848	719	(19,563)	—	(14,996)

NET INCOME	$76,523	$55,399	$62,547	$85,256	$(203,202)	$76,523

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$7,635	$224,422	$—	$232,057
Reimbursables	—	—	4	12,157	—	12,161
Labor contract drilling services	—	—	—	15,146	—	15,146
Engineering, consulting and other	—	—	—	6,274	—	6,274

	—	—	7,639	257,999	—	265,638

OPERATING COSTS AND EXPENSES
Contract drilling services	(102)	—	1,955	131,382	—	133,235
Reimbursables	—	—	4	10,500	—	10,504
Labor contract drilling services	—	—	—	12,455	—	12,455
Engineering, consulting and other	—	—	—	4,875	—	4,875
Depreciation and amortization	—	—	1,616	51,107	—	52,723
Selling, general and administrative	352	—	31	7,448	—	7,831

	250	—	3,606	217,767	—	221,623

OPERATING INCOME (LOSS)	(250)	—	4,033	40,232	—	44,015

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	19,713	34,653	36,646	—	(91,012)	—
Interest expense	—	(11,855)	(6,992)	(1,390)	11,855	(8,382)
Other, net	11,826	—	(107)	1,335	(11,855)	1,199

INCOME BEFORE INCOME TAXES	31,289	22,798	33,580	40,177	(91,012)	36,832
INCOME TAX (PROVISION) BENEFIT	(718)	5,841	1,073	(12,457)	—	(6,261)

NET INCOME	$30,571	$28,639	$34,653	$27,720	$(91,012)	$30,571

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$21,965	$872,451	$—	$894,416
Reimbursables	—	—	29	61,206	—	61,235
Labor contract drilling services	—	—	—	52,947	—	52,947
Engineering, consulting and other	—	—	63	12,877	—	12,940

	—	—	22,057	999,481	—	1,021,538

OPERATING COSTS AND EXPENSES
Contract drilling services	100	—	4,351	441,504	—	445,955
Reimbursables	—	—	29	54,642	—	54,671
Labor contract drilling services	—	—	—	44,632	—	44,632
Engineering, consulting and other	—	—	—	16,970	—	16,970
Depreciation and amortization	—	—	4,635	172,547	—	177,182
Selling, general and administrative	816	—	228	26,197	—	27,241
Hurricane losses and recoveries, net	—	—	—	10,465	—	10,465

	916	—	9,243	766,957	—	777,116

OPERATING INCOME (LOSS)	(916)	—	12,814	232,524	—	244,422

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	193,988	166,561	172,312	—	(532,861)	—
Interest expense	(2)	(34,193)	(21,660)	5,382	34,193	(16,280)
Other, net	2,377	—	(1)	40,121	(34,193)	8,304

INCOME BEFORE INCOME TAXES	195,447	132,368	163,465	278,027	(532,861)	236,446
INCOME TAX (PROVISION) BENEFIT	(84)	12,002	3,096	(56,097)	—	(41,083)

NET INCOME	$195,363	$144,370	$166,561	$221,930	$(532,861)	$195,363

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$22,637	$653,670	$—	$676,307
Reimbursables	—	—	17	31,748	—	31,765
Labor contract drilling services	—	—	—	35,615	—	35,615
Engineering, consulting and other	—	—	—	20,393	—	20,393

	—	—	22,654	741,426	—	764,080

OPERATING COSTS AND EXPENSES
Contract drilling services	(241)	—	6,353	373,956	—	380,068
Reimbursables	—	—	17	27,646	—	27,663
Labor contract drilling services	—	—	—	28,702	—	28,702
Engineering, consulting and other	—	—	—	19,756	—	19,756
Depreciation and amortization	—	—	4,411	149,922	—	154,333
Selling, general and administrative	380	—	376	23,384	—	24,140

	139	—	11,157	623,366	—	634,662

OPERATING INCOME	(139)	—	11,497	118,060	—	129,418

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	59,489	81,476	86,383	—	(227,348)	—
Interest expense	—	(35,724)	(20,806)	(7,134)	37,594	(26,070)
Other, net	36,030	—	2,084	5,202	(37,594)	5,722

INCOME BEFORE INCOME TAXES	95,380	45,752	79,158	116,128	(227,348)	109,070
INCOME TAX (PROVISION) BENEFIT	(2,168)	14,195	2,642	(30,527)	—	(15,858)

NET INCOME	$93,212	$59,947	$81,800	$85,601	$(227,348)	$93,212

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,363	$144,370	$166,561	$221,930	$(532,861)	$195,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	4,635	172,547	—	177,182
Deferred income tax provision	—	—	—	23,745	—	23,745
Loss on sales of marketable securities	—	—	—	69	—	69
Equity in income of joint ventures	—	—	—	(2,790)	—	(2,790)
Distributions received from joint venture	—	—	—	2,194	—	2,194
Compensation expense from stock-based plans	5,546	—	—	—	—	5,546
Equity earnings in affiliates	(193,988)	(166,561)	(172,312)	—	532,861	—
Hurricane losses and recoveries, net	—	—	—	10,465	—	10,465
Other	—	—	(576)	3,079	—	2,503
Changes in current assets and liabilities:
Accounts receivable	—	—	585	(61,779)	—	(61,194)
Accounts receivable from affiliates	(79,480)	—	71,963	—	7,517	—
Other current assets	19,918	—	1,052	(30,436)	—	(9,466)
Accounts payable	—	—	(530)	1,433	—	903
Accounts payable to affiliates	—	29,242	—	(21,725)	(7,517)	—
Other current liabilities	(1,455)	7,561	(6,209)	(6,465)	—	(6,568)

Net cash provided by (used for ) operating activities	(54,096)	14,612	65,169	312,267	—	337,952

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(89,497)	—	(89,497)
Other capital expenditures	—	—	(42)	(139,710)	—	(139,752)
Deferred repair and maintenance expenditures	—	—	(127)	(50,013)	—	(50,140)
Repayments from affiliates	—	—	—	14,612	(14,612)	—
Proceeds from sales of property and equipment.	—	—	—	1,035	—	1,035
Purchase of remaining 50% equity interest in the Panon, net of cash acquired	—	—	—	(28,374)	—	(28,374)
Investment in marketable securities	—	—	—	(24,149)	—	(24,149)
Proceeds from sales and maturities of marketable securities	23,600	—	—	88,136	—	111,736

Net cash (used for) provided by investing activities	23,600	—	(169)	(227,960)	(14,612)	(219,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowings on credit facility	—	—	(65,000)	—	—	(65,000)
Payments of long-term debt	—	—	—	(6,371)	—	(6,371)
Payments to affiliates	—	(14,612)	—	—	14,612	—
Proceeds from issuance of ordinary shares	68,611	—	—	—	—	68,611
Payments of dividends	(8,168)	—	—	—	—	(8,168)

Net cash provided by (used for) financing activities	60,443	(14,612)	(65,000)	(6,371)	14,612	(10,928)

INCREASE IN CASH AND CASH EQUIVALENTS	29,947	—	—	77,936	—	107,883
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,077	$—	$—	$128,596	$—	$166,673

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004
(In thousands)
(Unaudited)

		Noble
		Holding	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,212	$59,947	$81,476	$85,925	$(227,348)	$93,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	4,411	149,922	—	154,333
Deferred income tax provision	—	—	—	1,728	—	1,728
Loss on sales of marketable securities	—	—	—	131	—	131
Equity in income of joint ventures	—	—	—	(2,821)	—	(2,821)
Distribution received from joint ventures	—	—	—	1,452	—	1,452
Compensation expense from stock-based plans	4,257	—	—	—	—	4,257
Equity earnings in affiliates	(59,489)	(81,476)	(86,383)	—	227,348	—
Other	—	(1,657)	(258)	4,139	—	2,224
Changes in current assets and liabilities:
Accounts receivable	—	—	(2,520)	(29,125)	—	(31,645)
Accounts receivable from affiliates	(72,852)	—	28,583	—	44,269	—
Other current assets	(6,146)		5,299	(4,636)	—	(5,483)
Accounts payable	(5)	—	(1,700)	(4,100)	—	(5,805)
Accounts payable to affiliates	—	36,636	—	7,633	(44,269)	—
Other current liabilities	2,986	(128)	(3,842)	2,057	—	1,073

Net cash provided by (used for) operating activities	(38,037)	13,322	25,066	212,305	—	212,656

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(69,473)	—	(69,473)
Other capital expenditures	—	—	334	(95,935)	—	(95,601)
Deferred repair and maintenance expenditures	—	—	(400)	(46,138)	—	(46,538)
Proceeds from sales of property and equipment...	—	—	—	1,616	—	1,616
Repayments from joint venture	—	—	—	2,295	—	2,295
Repayments from affiliates	13,322	—	—	—	(13,322)	—
Investment in marketable securities	(51,500)	—	—	(86,719)	—	(138,219)
Proceeds from sales and maturities of marketable securities	67,366	—	—	116,990	—	184,356

Net cash provided by (used for) investing activities	29,188	—	(66)	(177,364)	(13,322)	(161,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of other long-term debt	—	—	(25,000)	(41,397)	—	(66,397)
Payments to affiliates	—	(13,322)	—	—	13,322	—
Proceeds from issuance of ordinary shares	52,344	—	—	—	—	52,344
Repurchase of ordinary shares	(39,714)	—	—	—	—	(39,714)

Net cash used for financing activities	12,630	(13,322)	(25,000)	(41,397)	13,322	(53,767)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,781	—	—	(6,456)	—	(2,675)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,991	—	—	28,576	—	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,772	$—	$—	$22,120	$—	$59,892

NOTE 10 — SEGMENT AND RELATED INFORMATION
     We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include international and domestic offshore contract drilling and engineering and consulting services. Although these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Each of our drilling rigs is considered by us to be an operating segment within our international and domestic offshore contract drilling services reportable segments, and these operating segments are aggregated to comprise our international and domestic contract drilling services reportable segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”).
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
     We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2005 and 2004 is shown in the following table (in thousands). The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total

Three Months Ended September 30, 2005

Revenues from external customers	$259,733	$82,736	$2,954	$21,782	$367,205
Depreciation and amortization	48,126	12,247	84	819	61,276
Operating costs and expenses	183,333	63,717	5,162	20,414	272,626
Equity in income of unconsolidated subsidiaries	402	—	—	—	402
Net income (loss)	64,264	12,536	(2,400)	2,123	76,523
Total assets (at end of period)	2,349,819	1,077,043	30,081	135,269	3,592,212

Three Months Ended September 30, 2004

Revenues from external customers	$182,557	$60,876	$3,748	$18,457	$265,638
Depreciation and amortization	40,479	11,202	162	889	52,732
Operating costs and expenses	148,822	50,210	5,657	16,934	221,623
Equity in income of unconsolidated subsidiaries	1,017	—	—	—	1,017
Net income (loss)	28,389	5,447	(2,352)	(913)	30,571
Total assets (at end of period)	1,586,978	1,216,908	34,401	396,420	3,234,707

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total

Nine Months Ended September 30, 2005

Revenues from external customers	$707,846	$228,051	$18,810	$66,831	$1,021,538
Depreciation and amortization	139,462	35,030	281	2,409	177,182
Operating costs and expenses	528,729	161,705	25,035	61,647	777,116
Equity in income of unconsolidated subsidiaries	2,790				2,790
Net income (loss)	148,277	46,980	(6,258)	6,364	195,363

Nine Months Ended September 30, 2004

Revenues from external customers	$511,977	$189,911	$13,445	$48,747	$764,080
Depreciation and amortization	114,220	36,950	490	2,673	154,333
Operating costs and expenses	423,631	146,171	18,989	45,871	634,662
Equity in income of unconsolidated subsidiaries	2,821	—	—	—	2,821
Net income (loss)	68,430	28,881	(6,169)	2,070	93,212
NOTE 11 — DRILLING UNIT DEVELOPMENTS
     Hurricane Losses and Recoveries
     During the third quarter of 2005, we recorded a $20,000,000 charge ($33,678,000 of involuntary conversion losses less $13,678,000 in anticipated insurance recoveries) for the non-reimbursable portion of rig damages and $9,535,000 in loss of hire insurance proceeds that we expect to recover from our insurance underwriters for our Noble EVA-4000™ semisubmersibles (Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to Hurricanes Katrina and Rita. Such coverage commences at the respective dates of occurrence of Hurricanes Katrina and Rita once our $10,000,000 retention has been met for each insurable event and continues through the respective dates the units return on contract subject to a 360 day limit per unit. These financial impacts are presented in “Hurricane losses and recoveries, net” as a component of “Operating Costs and Expenses” in our interim Unaudited Consolidated Statements of Income.
     Subsequent to suffering damages during Hurricane Katrina, the Noble Jim Thompson was moved to Sabine River where it was inspected and repairs were begun. The unit was ballasted down in a designated anchorage location in anticipation of the passage of Hurricane Rita. A physical survey after Hurricane Rita indicated that it had not suffered significant additional damage. The Noble Max Smith, Noble Paul Romano, Noble Amos Runner, Noble Lorris Bouzigard, Noble Therald Martin and Noble Joe Alford all suffered damage associated with Hurricane Rita.
     The Noble Lorris Bouzigard, Noble Therald Martin and Noble Jim Thompson have been inspected, repaired and returned to full operational status. These rigs returned to full dayrate on September 30, October 27 and November 5, 2005, respectively. We expect the Noble Paul Romano and Noble Amos Runner to return to full operational status and continue their existing contracts during November 2005. The Noble Max Smith and Noble Joe Alford are undergoing repairs in shipyards in Pascagoula, Mississippi and Sabine Pass, Texas, respectively.
India Bombay High Fire
     In July 2005, we reported that the Noble Charlie Yester was on location near a fire that began on and destroyed India’s state owned Oil and Natural Gas Corporation (“ONGC”) BHN offshore platform in the Bombay High field located approximately 100 miles off the west coast of India. The Noble Charlie Yester escaped significant damage in the incident. The loss incurred was within the $10,000,000 retention per occurrence under our insurance program. The rig returned to work for ONGC following the repair or replacement of safety equipment damaged or lost in the incident.
     Acquisition of the Remaining 50 Percent Equity Interest in Noble Crosco Drilling Ltd.
     On August 10, 2005, in accordance with the provisions of our joint venture agreement, we acquired the remaining 50 percent equity interest in our Noble Crosco Drilling Ltd. joint venture, which owned the Panon, a Levingston 111-C independent leg cantilever jackup rig with 300 feet water depth capability. Operating results of the Panon, renamed the Noble Harvey Duhaney, have been fully consolidated since the date of acquisition.

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
EXECUTIVE OVERVIEW
     We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles (including five Noble EVA-4000™ semisubmersibles and four deepwater hulls, including the Noble Clyde Boudreaux and Noble Dave Beard), three dynamically positioned drillships, 43 jackups and three submersibles. The fleet count includes the two newbuild F&G JU-2000E enhanced premium jackups, with scheduled delivery of the first unit in the third quarter of 2007 and the second unit in the first quarter of 2008. As previously announced, these units have been contracted. Approximately 80 percent of the fleet is currently deployed in international markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea. We provide technologically advanced drilling-related products and services designed to create value for our customers. We also provide labor contract drilling services, well site and project management services, and engineering services.
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally speaking, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. Due to the continuation of favorable oil prices in 2005, drilling activity in certain international markets, which are influenced more by oil prices than natural gas prices, was generally stronger in the first nine months of 2005 as compared to the first nine months of 2004.
     Domestic natural gas prices during the first nine months of 2005 averaged $7.66 per thousand cubic feet (source: average Henry Hub closing bidweek price). Natural gas prices in the first nine months of 2005 were higher than in the first nine months of the previous year which averaged $5.81 per thousand cubic feet, and significantly higher than historical prices. In response to the higher natural gas prices, operators have increased their drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles beginning in the fourth quarter of 2004. Drilling activity levels in water depths applicable to semisubmersibles improved significantly in the first nine months of 2005 compared to the first nine months of 2004.
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
     As a result of the increase in drilling activities described above, we have approximately 99 percent of our operating days committed for the remainder of 2005 and approximately 76 percent of our operating days committed for 2006.
     Our business strategy continues to be the active expansion of our international offshore drilling and deepwater capabilities through acquisitions, rig upgrades and modifications, and the deployment of assets in important geological areas.

RESULTS OF OPERATIONS
     Hurricane Losses and Recoveries
     On August 30, September 27 and October 6, 2005, we issued press releases reporting the estimated effects of Hurricanes Katrina and Rita on our drilling units in the U.S. Gulf of Mexico. Estimated costs to repair rigs damaged by Hurricanes Katrina and Rita approximate $54,776,000, which includes $33,678,000 in involuntary conversion losses and $21,098,000 in estimated other repair expenses. Insurance recoveries are expected to be approximately $34,776,000 (of which, $13,678,000 were recorded in third quarter of 2005) from our hull and machinery insurance, related to the damage from these events. During the third quarter of 2005, we recorded a $20,000,000 charge for the non-reimbursable portion of these damages and $9,535,000 in loss of hire insurance proceeds that we expect to recover from our insurance underwriters for our Noble EVA-4000™ semisubmersibles (Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. Such coverage commences at the respective dates of occurrence of Hurricanes Katrina and Rita once our $10,000,000 retention has been met for each insurable event and continues through the respective dates the units return on contract subject to a 360 day limit per unit. These financial impacts are presented in “Hurricane losses and recoveries, net” as a component of “Operating Costs and Expenses” in our interim Unaudited Consolidated Statements of Income. Earnings were also impacted negatively by $1,329,000 in lost revenue during the third quarter of 2005 as a result of Hurricane Rita on assets that do not carry loss of hire insurance. We estimate that lost revenue related to the Noble Joe Alford, Noble Lorris Bouzigard and Noble Therald Martin, will approximate $7,500,000 in the fourth quarter of 2005.
     Subsequent to suffering damages during Hurricane Katrina, the Noble Jim Thompson was moved to Sabine River where it was inspected and repairs were begun. The unit was ballasted down in a designated anchorage location in anticipation of the passage of Hurricane Rita. A physical survey after Hurricane Rita indicated that it had not suffered significant additional damage. The Noble Max Smith, Noble Paul Romano, Noble Amos Runner, Noble Lorris Bouzigard, Noble Therald Martin and Noble Joe Alford all suffered damage associated with Hurricane Rita.
     The Noble Lorris Bouzigard, Noble Therald Martin and Noble Jim Thompson have been inspected, repaired and returned to full operational status. These rigs returned to full dayrate on September 30, October 27 and November 5, 2005, respectively. We expect both the Noble Paul Romano and Noble Amos Runner to return to full operational status and continue their existing contracts during November 2005. The Noble Max Smith and Noble Joe Alford are undergoing repairs in shipyards in Pascagoula, Mississippi and Sabine Pass, Texas, respectively. We have received materials for repairs to both units and anticipate their return to operational status late in the fourth quarter of 2005 or early in 2006.
For the Three Months Ended September 30, 2005 and 2004
General
     Net income for the three months ended September 30, 2005 (the “Current Quarter”) was $76,523,000, or $0.55 per diluted share, on operating revenues of $367,205,000, compared to net income for the three months ended September 30, 2004 (the “Comparable Quarter”) of $30,571,000, or $0.23 per diluted share, on operating revenues of $265,638,000.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of our accompanying consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended September 30, 2005
Operating Revenues:
Contract drilling services	$248,536	$79,565	$—	$—	$328,101
Reimbursables	10,423	2,943	205	4,507	18,078
Labor contract drilling services	—	—	—	17,275	17,275
Engineering, consulting and other	774	228	2,749	—	3,751

	$259,733	$82,736	$2,954	$21,782	$367,205

Operating Costs and Expenses:
Contract drilling services	$120,700	$35,326	$—	$—	$156,026
Reimbursables	8,053	2,740	242	4,184	15,219
Labor contract drilling services	—	—	—	14,967	14,967
Engineering, consulting and other	35	606	4,603	105	5,349
Depreciation and amortization	48,126	12,247	84	819	61,276
Selling, general and administrative	6,419	2,333	233	339	9,324
Hurricane losses and recoveries, net	—	10,465	—	—	10,465

	$183,333	$63,717	$5,162	$20,414	$272,626

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)

Three Months Ended September 30, 2004

Operating Revenues:
Contract drilling services	$174,821	$57,236	$—	$—	$232,057
Reimbursables	5,874	3,334	685	2,268	12,161
Labor contract drilling services	—	—	—	15,146	15,146
Engineering, consulting and other	1,862	306	3,063	1,043	6,274

	$182,557	$60,876	$3,748	$18,457	$265,638

Operating Costs and Expenses:
Contract drilling services	$99,159	$34,067	$—	$—	$133,226
Reimbursables	4,611	3,110	673	2,110	10,504
Labor contract drilling services	—	—	—	12,455	12,455
Engineering, consulting and other	(706)	(115)	4,562	1,134	4,875
Depreciation and amortization	40,479	11,202	162	889	52,732
Selling, general and administrative	5,279	1,946	260	346	7,831

	$148,822	$50,210	$5,657	$16,934	$221,623

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2005 and 2004:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
International (3):
Jackups	98%	85%	3,440	2,864	$55,271	$49,954
Semisubmersibles — >6,000’ (4)	100%	50%	184	92	$153,274	$158,924
Semisubmersibles — <6,000’ (5)	100%	100%	92	92	$84,315	$57,804
Drillships	100%	43%	276	119	$81,401	$99,277

Total International	99%	80%	3,992	3,167	$62,265	$55,201

Domestic (6):
Jackups	100%	100%	184	184	$68,990	$45,935
Semisubmersibles — >6,000’ (4)	100%	100%	368	368	$127,240	$106,880
Semisubmersibles — < 6,000’ (5)	96%	39%	176	72	$69,241	$35,708
Submersibles	67%	100%	184	276	$42,590	$24,931

Total Domestic	90%	89%	912	900	$87,209	$63,596

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.
International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$248,536	$174,821	$120,700	$99,159
Reimbursables (1)	10,423	5,874	8,053	4,611
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	774	1,862	35	(706)
Depreciation and amortization	N/A	N/A	48,126	40,479
Selling, general and administrative	N/A	N/A	6,419	5,279

Total	$259,733	$182,557	$183,333	$148,822

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. International contract drilling services revenues increased $73,715,000 mainly due to additional operating days in Brazil, West Africa, Middle East and the North Sea and higher average dayrates in the North Sea, Brazil and Mexico. The Noble Roger Eason, which was down for the entire year of 2004 for planned maintenance and upgrades, operated in the third quarter of 2005 after completion of the project during the second quarter of 2005. We had an additional 250 operating days in West Africa due to improved demand in Nigeria, which traditionally has the largest concentration of drillings rigs in West Africa. In the Comparable Quarter, three of the six rigs in West Africa were stacked. Improved demand over the course of 2004 and continuing into 2005 has resulted in 100 percent utilization in West Africa in the Current Quarter, which in turn increased revenues by approximately $20,928,000. In addition to increasing utilization, we transferred the Noble Homer Ferrington semisubmersible to our West Africa division in July 2004 from the U.S. Gulf of Mexico for a long-term contract that commenced in November 2004. This increased revenues by approximately $12,747,000. In the Middle East, operating days increased by 360 days from the third quarter of 2004 primarily due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley in July 2004 and October 2004, respectively, and additional operating days from the Noble Dick Favor (which was in drydock during the Comparable Quarter). These items resulted in an increase in revenues of approximately $22,387,000. Improved market conditions resulted in 58 additional operating days and higher average dayrates in the North Sea, which increased revenues by approximately $11,835,000. Average dayrates in this region increased 22 percent from the third quarter of 2004.
     Operating Costs and Expenses. International contract drilling services expenses increased $21,541,000 primarily due to increases in operating days in our West Africa, Middle East, Brazil and the North Sea divisions. As previously mentioned, our operations in West Africa have significantly increased due to the mobilization of the Noble Homer Ferrington from the U.S. Gulf of Mexico, and the full utilization of our jackup fleet in this region. The acquisitions of the Noble Cees van Diemen and Noble David Tinsley, the reactivation of the Noble Roger Eason following its planned shipyard project, and improved utilization in the North Sea drilling rigs also accounted for the increase in operating days, which resulted in higher operating costs. Depreciation and amortization expense increased $7,647,000 mainly due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley and the upgrades on the Noble Roger Eason and Noble Homer Ferrington.
Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Contract drilling services	$79,565	$57,236	$35,326	$34,067
Reimbursables (1)	2,943	3,334	2,740	3,110
Engineering, consulting and other	228	306	606	(115)
Depreciation and amortization	N/A	N/A	12,247	11,202
Selling, general and administrative	N/A	N/A	2,333	1,946
Hurricane losses and recoveries, net	—	—	10,465	—

Total	$82,736	$60,876	$63,717	$50,210

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $22,329,000 as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates and rig utilization. Excluding the Noble Homer Ferrington, which was transferred from the U.S. Gulf of Mexico to West Africa in July 2004 for a long-term contact that commenced in November 2004, average dayrates and operating days on our six deepwater semisubmersibles increased by 14 percent (approximately $13,162) and 24 percent (104 operating days), respectively. The additional operating days were attributable to the Noble Therald Martin and Noble Lorris Bouzigard.

     Operating Costs and Expenses. Domestic contract drilling services expenses increased $1,259,000 primarily due to higher utilization on the Noble Lorris Bouzigard and Noble Therald Martin, which was partially offset by the transfer of the Noble Homer Ferrington to West Africa. The increase in depreciation and amortization expense was primarily due to capital expenditures on our fleet in 2005.
     For a description of financial impacts presented in “Hurricane losses and recoveries, net,” as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries.”
Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Engineering, consulting and other	$2,749	$3,063	$4,603	$4,562
Reimbursables (1)	205	685	242	673
Depreciation and amortization	N/A	N/A	84	162
Selling, general and administrative	N/A	N/A	233	260

Total	$2,954	$3,748	$5,162	$5,657

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $314,000 primarily due to fewer projects by our subsidiary, Maurer Technology.
     Operating Costs and Expenses. Engineering, consulting and other expenses associated with our engineering and consulting services segment increased $41,000 due to the disposition of non-core assets in our Noble Technology Services Division.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Labor contract drilling services	$17,275	$15,146	$14,967	$12,455
Reimbursables (1)	4,507	2,268	4,184	2,110
Engineering, consulting and other	—	1,043	105	1,134
Depreciation and amortization	N/A	N/A	819	889
Selling, general and administrative	N/A	N/A	339	346

Total	$21,782	$18,457	$20,414	$16,934

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling service revenues increased $2,129,000 due primarily to an increase of 54 operating days in the North Sea. This increased utilization was mostly attributable to new labor contracts with Apache Corporation on three platforms, with Chevron Corporation on one platform and with BP PLC on one platform.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $2,512,000 due primarily to the additional operating days from our North Sea platform operations.
Other Items
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,493,000 primarily due to additional expenses related to our employee benefit plans.
     Interest Expense. Interest expense decreased $3,229,000 primarily due to capitalized interest of $3,423,000 related to the Noble Clyde Boudreaux upgrade project in the Current Quarter compared to none in the Comparable Quarter and lower average borrowings on our bank credit agreement.
     Other, net. Other, net increased $894,000 primarily due to additional interest income earned on our cash and investments in marketable securities due to higher interest rates in 2005 than in 2004.
     Income Tax Provision. Income tax provision increased $8,735,000 mainly due to higher pre-tax earnings.

For the Nine Months Ended September 30, 2005 and 2004
General
     Net income for the nine months ended September 30, 2005 (the “Current Period”) was $195,363,000, or $1.42 per diluted share, on operating revenues of $1,021,538,000, compared to net income for the nine months ended September 30, 2004 (the “Comparable Period”) of $93,212,000, or $0.70 per diluted share, on operating revenues of $764,080,000.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of our accompanying consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)

Nine Months Ended September 30, 2005

Operating Revenues:
Contract drilling services	$678,216	$216,200	$—	$—	$894,416
Reimbursables	27,690	11,105	9,115	13,325	61,235
Labor contract drilling services	—	—	—	52,947	52,947
Engineering, consulting and other	1,940	746	9,695	559	12,940

	$707,846	$228,051	$18,810	$66,831	$1,021,538

Operating Costs and Expenses:
Contract drilling services	$348,225	$97,730	$—	$—	$445,955
Reimbursables	22,160	10,547	9,199	12,765	54,671
Labor contract drilling services	—	—	—	44,632	44,632
Engineering, consulting and other	382	912	14,854	822	16,970
Depreciation and amortization	139,462	35,030	281	2,409	177,182
Selling, general and administrative	18,500	7,021	701	1,019	27,241
Hurricane losses and recoveries, net	—	10,465	—	—	10,465

	$528,729	$161,705	$25,035	$61,647	$777,116

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)

Nine Months Ended September 30, 2004

Operating Revenues:
Contract drilling services	$496,166	$180,141	$—	$—	$676,307
Reimbursables	13,760	8,408	2,703	6,894	31,765
Labor contract drilling services	—	—	—	35,615	35,615
Engineering, consulting and other	2,051	1,362	10,742	6,238	20,393

	$511,977	$189,911	$13,445	$48,747	$764,080

Operating Costs and Expenses:
Contract drilling services	$285,222	$94,846	$—	$—	$380,068
Reimbursables	10,549	7,887	2,659	6,568	27,663
Labor contract drilling services	—	—	—	28,702	28,702
Engineering, consulting and other	(2,048)	228	14,961	6,615	19,756
Depreciation and amortization	114,220	36,950	490	2,673	154,333
Selling, general and administrative	15,688	6,260	879	1,313	24,140

	$423,631	$146,171	$18,989	$45,871	$634,662

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2005 and 2004:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004

International (3):
Jackups	97%	83%	9,792	8,119	$52,799	$50,064
Semisubmersibles — >6,000’(4)	100%	75%	546	274	$152,396	$144,361
Semisubmersibles — <6,000’(5)	95%	100%	260	274	$77,977	$47,347
Drillships	87%	59%	716	483	$80,648	$76,959

Total International	96%	82%	11,314	9,150	$59,947	$54,226

Domestic (6):
Jackups	100%	96%	546	528	$61,939	$44,360
Semisubmersibles — >6,000’(4)	90%	99%	986	1,276	$120,508	$104,458
Semisubmersibles — <6,000’(5)	99%	24%	538	130	$66,883	$36,885
Submersibles	87%	92%	712	758	$38,699	$24,584

Total Domestic	93%	84%	2,782	2,692	$77,704	$66,917

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the nine months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Contract drilling services	$678,216	$496,166	$348,225	$285,222
Reimbursables (1)	27,690	13,760	22,160	10,549
Engineering, consulting and other	1,940	2,051	382	(2,048)
Depreciation and amortization	N/A	N/A	139,462	114,220
Selling, general and administrative	N/A	N/A	18,500	15,688

Total	$707,846	$511,977	$528,729	$423,631

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues International contract drilling services revenues increased $182,050,000 primarily due to additional operating days in West Africa, Middle East, Brazil and the North Sea and higher average dayrates in the North Sea and Mexico, partially offset by lower operating days in our Mexico division as the Noble Lewis Dugger underwent planned upgrades and refurbishments before commencing a new two-year contract with Pemex in May 2005. We had 100 percent utilization in our West Africa division for the first nine months of 2005 as compared to 54 percent in the Comparable Period due to increased demand and improved political conditions. The improved utilization increased revenues approximately $37,617,000. The Noble Homer Ferrington also moved to this region from the U.S. Gulf of Mexico for a long-term contract, which increased revenues by approximately $36,992,000. We had 808 additional operating days from our Middle East division primarily due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley during 2004, and additional operating days on the Noble Dick Favor. This was partially offset by planned shipyard projects on the Noble Jimmy Puckett and Noble George McLeod in the first half of 2005. These items resulted in an increase in revenues of approximately $47,242,000. In Brazil, the Noble Roger Eason returned to work in April 2005 after completing planned maintenance and upgrades. Favorable market conditions in the North Sea accounted for an increase in average dayrates and an additional 223 operating days. Average dayrates in this region increased by 18 percent over the Comparable Period.
     Operating Costs and Expenses. International contract drilling services expenses increased $63,003,000 mainly due to additional operating days in our Middle East and West Africa divisions and additional costs from the shipyard project on the Noble Roger Eason in Brazil. The increase in operating days in the Middle East was mainly due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley during 2004. The increase in contract drilling services expenses in West Africa was mainly attributable to the higher utilization in this region and the mobilization of the Noble Homer Ferrington from the U.S. Gulf of Mexico. Depreciation and amortization expense increased $25,242,000 primarily due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley and the upgrades on the Noble Roger Eason and Noble Homer Ferrington.
Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the nine months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Contract drilling services	$216,200	$180,141	$97,730	$94,846
Reimbursables (1)	11,105	8,408	10,547	7,887
Engineering, consulting and other	746	1,362	912	228
Depreciation and amortization	N/A	N/A	35,030	36,950
Selling, general and administrative	N/A	N/A	7,021	6,260
Hurricane losses and recoveries, net	—	—	10,465	—

Total	$228,051	$189,911	$161,705	$146,171

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $36,059,000 as improved market conditions drove higher average dayrates and utilization. Excluding the Noble Homer Ferrington, which was mobilized to West Africa in November 2004, operating days from our domestic semisubmersibles increased 118 days as the Noble Lorris Bouzigard and Noble Therald Martin operated the entire Current Period as compared to 130 days in the Comparable Period. This was partially offset by the Noble Paul Romano being in the shipyard for planned maintenance work which was completed in April 2005. Utilization and average dayrates on our jackup units increased to 100 percent and $61,939, respectively, from 96 percent and $44,360 in the Comparable Period. Our submersible units also experienced an increase in average dayrates to $38,699 from $24,584 in the Comparable Period. Utilization on our submersible fleet fell from 92 percent to 87 percent, as the Noble Lester Pettus was stacked during the entire third quarter of 2005 for an inspection and refurbishment.
     Operating Costs and Expenses. Domestic contract drilling services expenses increased $2,884,000 mainly due to higher utilization on the Noble Lorris Bouzigard and Noble Therald Martin, partially offset by the transfer of the Noble Homer Ferrington to Nigeria in July of 2004. Depreciation and amortization expense decreased $1,920,000 primarily as a result of the transfer of the Noble Homer Ferrington to West Africa.
     For a description of financial impacts presented in “Hurricane losses and recoveries, net,” as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries.”
Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the nine months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Engineering, consulting and other	$9,695	$10,742	$14,854	$14,961
Reimbursables (1)	9,115	2,703	9,199	2,659
Depreciation and amortization	N/A	N/A	281	490
Selling, general and administrative	N/A	N/A	701	879

Total	$18,810	$13,445	$25,035	$18,989

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $1,047,000 primarily due to a license sale of our Optdrill™ drilling efficiency technology in the Comparable Period, partially offset by additional project management work by our Triton subsidiary during the Current Period.
     Operating Costs and Expenses. Engineering, consulting and other expenses associated with our engineering and consulting services segment decreased $107,000 primarily due to lower research and development costs in the Current Period for our Noble Technology Services Division.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Labor contract drilling services	$52,947	$35,615	$44,632	$28,702
Reimbursables (1)	13,325	6,894	12,765	6,568
Engineering, consulting and other	559	6,238	822	6,615
Depreciation and amortization	N/A	N/A	2,409	2,673
Selling, general and administrative	N/A	N/A	1,019	1,313

Total	$66,831	$48,747	$61,647	$45,871

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Revenues from labor contract drilling services increased $17,332,000 as a result of an additional 860 operating days from our North Sea platform operations. This was mostly due to the new labor contracts with Apache Corporation, Chevron Corporation and BP PLC discussed above.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $15,930,000 primarily due to the additional operating days from our North Sea platform operations. This was mostly due to the new labor contracts discussed above.
Other Items
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,101,000 primarily due to additional expenses related to employee benefit plans.
     Interest Expense. Interest expense decreased $9,790,000 mainly due to capitalized interest of $8,397,000 related to the Noble Clyde Boudreaux upgrade project and lower average borrowings on our Bank Credit Facility.
     Other, net. Other, net increased $2,582,000 primarily due to higher earnings as a result of the acquisition in August 2005 of the remaining 50 percent equity interest we did not own in a joint venture, Noble Crosco Drilling Ltd., which owns and operates the Panon jackup rig (renamed the Noble Harvey Duhaney), and due to additional interest income. We purchased the remaining 50 percent interest in this joint venture in August 2005. Since the acquisition, the operating results of the Panon, which has been renamed the Noble Harvey Duhaney, have been fully consolidated.
     Income Tax Provision. Income tax provision increased $25,225,000 primarily due to higher pre-tax earnings and a higher overall effective tax rate. The higher effective tax rate is primarily due to increased earnings in our U.S. subsidiaries, which are subject to a higher tax rate. The U.S. tax rate is generally higher than the effective tax rate on earnings derived from our international operations.

LIQUIDITY AND CAPITAL RESOURCES
Overview
     Our principal capital resource in the Current Period was net cash provided by operating activities of $337,952,000, which compared to $212,656,000 in the Comparable Period. Net income plus depreciation and amortization and deferred income tax provision in the Current Period was $147,017,000 more than the Comparable Period. Working capital (excluding cash and cash equivalents) decreased by $64,846,000 in the Current Period and $9,518,000 in the Comparable Period, respectively.
     We had working capital, including cash, of $254,154,000 and $211,117,000 at September 30, 2005 and December 31, 2004, respectively. Total debt as a percentage of total debt plus shareholders’ equity decreased to 14 percent at September 30, 2005 from 18 percent at December 31, 2004. At September 30, 2005, we had cash and cash equivalents of $166,673,000, and marketable debt securities of $44,837,000. Funds available under our bank credit facility were $257,927,000 at September 30, 2005.
     We did not repurchase any of our ordinary shares during the Current Period. During the Comparable Period, we repurchased 1,087,000 of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39,714,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. Share repurchases made in 2004, 2003 and 2002 were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. As of October 31, 2005, 9,162,000 shares remained available under this authorization.
     We made contributions to our international and domestic pension plans of $18,132,000 during the Current Period. We do not anticipate any additional contributions to our pension plans in 2005.
     As previously reported, in October 2004, Noble’s board of directors took action to modify our then existing dividend policy and institute a new policy in the first quarter of 2005 for the payment of a quarterly cash dividend. Pursuant to this policy, the Company paid a dividend of $0.02 per ordinary share on March 1, June 1 and September 1, 2005. On November 1, 2005, the Company announced that its board of directors had declared a cash dividend of $0.04 per ordinary share, payable on December 1, 2005 to members (shareholders) of record on November 9, 2005. The increase of quarterly dividend per ordinary share from $0.02 to $0.04 represents, on an annualized basis, an increase in cash requirements of approximately $10,953,000. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
Capital Expenditures
     Capital expenditures totaled $225,921,000 and $86,624,000 for the Current Quarter and Comparable Quarter, respectively, and $335,006,000 and $165,074,000 for the Current Period and Comparable Period, respectively.
     Capital expenditures in the Current Period include $111,549,000 toward the construction of two newbuild F&G JU-2000E enhanced premium jackup rigs for a two-year contract with five one-year options with Shell E&P Offshore Services B.V. This amount includes an accrued purchase price installment payment of $73,840,000 (non-cash) to the shipyard. The Company also invested $31,797,000 to acquire the remaining 50 percent equity interest in our Noble Crosco Drilling Ltd. joint venture, which owned the Panon. The Panon was renamed the Noble Harvey Duhaney following with this transaction. Other significant capital expenditures in the Current Period include $33,631,000 for the Noble Clyde Boudreaux, $26,727,000 for the Noble Mark Burns and $15,247,000 for the Noble Paul Romano. The expenditures on the Noble Clyde Boudreaux semisubmersible and the Noble Mark Burns jackup were in preparation for their long term contracts with Shell Exploration & Production and RasGas, respectively. In response to evolving new industry safety standards following Hurricane Ivan, we are modifying the design of the Noble Clyde Boudreaux to a 16-point mooring system from an 8-point mooring system. This modification is expected to increase the cost for this project by approximately $60,000,000. We expect this upgrade project to be completed in the first quarter of 2007.
     Capital expenditures in the Comparable Period include $32,900,000 for the exercise of our option to purchase the Noble Cees van Diemen jackup rig and $29,500,000 for the acquisition of the Noble Mark Burns.
     Deferred repair and maintenance expenditures totaled $21,062,000 and $23,847,000 for the Current Quarter and Comparable Quarter, respectively, and $50,140,000 and $46,538,000 for the Current Period and Comparable Period, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2005 will aggregate approximately $200,000,000 and $24,000,000, respectively. Included in the estimated capital expenditures for the remainder of 2005 are construction payments on the two new premium jackups, including the $73,840,000 accrued during the Current Quarter as described above.

     In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. At September 30, 2005, we had approximately $348,045,000 of outstanding purchase commitments related to these projects. This amount reflects $156,600,000 regarding the construction of two new jackup rigs for contracts with Shell E&P Offshore Services B.V., as discussed earlier, and $115,700,000 regarding the Noble Clyde Boudreaux and Noble Dave Beard projects.
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
     We believe that our current cash reserves, ongoing cash provided by operating activities and availability under existing lines of credit will be adequate to fund capital expenditures.
Credit Facilities and Long-Term Debt
     Noble Drilling Corporation (“Noble Drilling”), an indirect, wholly-owned subsidiary of Noble Corporation (“Noble”), has in place a $300,000,000 bank credit agreement (the “Credit Agreement”), which extends through November 30, 2009. Noble and one of its wholly-owned subsidiaries, Noble Holding (U.S.) Corporation, unconditionally guarantee the performance of Noble Drilling under the Credit Agreement. At September 30, 2005, we had outstanding borrowings and outstanding letters of credit of $35,000,000 and $9,735,000, respectively, under the Credit Agreement, with $255,265,000 remaining available thereunder. Additionally, at September 30, 2005, we had other letters of credit and third-party corporate guarantees totaling $66,330,000 and performance and customs bonds totaling $76,551,000 supported by surety bonds.
     During the first nine months of 2005, our debt decreased from $511,649,000 (including current maturities of $8,361,000) at December 31, 2004 to $440,440,000 (including current maturities of $8,815,000) at September 30, 2005, due to debt repayments of $71,371,000, including the repayment of $65,000,000 of borrowings under the Credit Agreement. At September 30, 2005 and December 31, 2004, we had no off-balance sheet debt.
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
     We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At September 30, 2005, there was $35,000,000 of outstanding borrowings under our Credit Agreement. An immediate change of one percent in the interest rate would cause a $350,000 change in interest expense on an annual basis.
     Although we conduct business internationally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. Generally, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. In certain international markets, a part of the revenues received under our drilling contracts is denominated in the applicable foreign currency based on an estimate of the local labor and other costs we expect to pay in such foreign currency. Other than assets, liabilities and financial instruments associated with this contracting strategy to offset contract revenues with costs payable in the same foreign currency, and with the hedging activities described in the following paragraph, we do not currently have any significant assets, liabilities or financial instruments that are sensitive to foreign currency exchange rates.
     We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies, we entered into forward contracts in February, March and June 2005 to purchase 30,680,000 Euros and 20,899,000 British Pounds, respectively, for the period from February 2005 through June 2006. These forward contracts represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. These forward contracts are being accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The cumulative net unrealized gain or loss on these forward contracts included in “Accumulated other comprehensive (loss) income” in our Consolidated Balance Sheet at September 30, 2005. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income for the three and nine months ended September 30, 2005 related to these forward contracts. See Note 8 to our accompanying consolidated financial statements for additional information on the balance of the net unrealized loss on these forward contracts and the related activity during the Current Quarter and Period.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chairman, Chief Executive Officer and President, James C. Day, and Noble’s Senior Vice President, Chief Financial Officer, Treasurer and Controller, Bruce W. Busmire, have overseen and participated in an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Busmire have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackup drilling rigs. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,417,000 and a customs bond in the amount of $22,096,000, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17,209,000 plus interest related to a 1997 alleged import and (b) $19,624,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($456,000) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal. We continue to maintain that NACL has acted in accordance with all Indian customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends vigorously to pursue its appeal. NACL also is pursuing contractual indemnification against liability for Indian customs duty against the rig’s previous owner in UNCITRAL arbitration proceedings in London. In August 2005, the Customs, Excise & Service Tax Appellate Tribunal (West Zonal Bench, Mumbai) made an interim order staying the enforcement of the Commissioner’s order pending the outcome of NACL’s, among others, substantive appeal. The CESTAT held that, prima facie, (a) the Commissioner’s demands for duty were unsustainable upon limitation grounds, (b) the confiscation of the rig was not justified, and (c) the penalties imposed by the Commissioner were bad in law. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 130 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in preliminary procedural stages, unverified information recently obtained from the plaintiffs pursuant to court orders entered in these cases reflects that only approximately 35 or fewer of the approximately 130 named individuals may have been employed by our subsidiary or otherwise associated with our drilling operations. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
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

NOBLE CORPORATION
DATE: November 9, 2005	By:	/s/ Bruce W. Busmire
Bruce W. Busmire,
Senior Vice President, Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

10.1	Form of Indemnity Agreement entered into between Noble Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.2	Employment Agreement, dated as of September 26, 2005, by and between Noble Drilling Corporation and Bruce W. Busmire.

10.3	Parent Guaranty by Noble Corporation, dated as of September 26, 2005, of Employment Agreement by and between Noble Drilling Corporation and Bruce W. Busmire.

31.1	Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Bruce W. Busmire Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Bruce W. Busmire Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.