Form 10-K
period 2005-12-31
NOBLE CORP
filed 2006-03-14
CIK 1169055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
13135 South Dairy Ashford, Suite 800, Sugar Land, Texas 77478
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Ordinary Shares, Par Value $.10 Per Share	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $8,305,000,000 based on the closing sale price as reported on the New York Stock Exchange.
     Number of Ordinary Shares outstanding as of March 2, 2006: 137,151,679
DOCUMENTS INCORPORATED BY REFERENCE
     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
     (1) Proxy statement for the 2006 annual general meeting of members scheduled to be held on April 27, 2006 — Part III

PART I
ITEM 1. BUSINESS.
GENERAL
     The Company is a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles, three dynamically positioned drillships, 43 jackups and three submersibles. The fleet count includes two new F&G JU-2000E enhanced premium jackups under construction. As previously reported, we have secured customer contracts for these jackups. For additional information on the specifications of the fleet, see “Item 2. Properties. – Drilling Fleet.” Approximately 80 percent of the fleet is currently deployed in worldwide markets, principally including the Middle East, Mexico, the North Sea, Brazil, West Africa and India. In addition, we provide technologically advanced drilling-related products and services designed to create value for our customers. Our other services include labor contract drilling services, well site and project management services, and engineering services.
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
BUSINESS STRATEGY
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. We continued execution of our active expansion strategy in 2005 with the signing of long-term drilling contracts for three ultra-deepwater semisubmersibles: the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins. Furthermore, we signed long-term drilling contracts for two new F&G JU-2000E enhanced premium independent leg cantilevered jackups: the Noble Roger Lewis and Noble Hans Deul.
     The strategy of constructing rigs only upon receipt of a client’s contractual commitment for the rig is in contrast to the approach of a number of competitors in our industry. At the end of 2005, shipyards worldwide reportedly had received commitments to construct 48 jackups and 12 deepwater floaters. The majority of these units reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation.” We believe this practice is detrimental to our industry, because it can create a perception of unlimited supply and the valuation of services we perform as a commodity. In contrast, our strategy on new construction is to expand our drilling fleet with technologically advanced units only in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides a return on our capital employed acceptable to the Company.
     Significant increases in dayrates for premium drilling equipment worldwide have driven the increase in rigs currently being built on speculation. Hydrocarbon exploration and development activities have intensified sufficiently to create a tight market for drilling equipment and a shortage of personnel. This environment has driven operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. The Company maintains a safety record that has consistently outperformed the offshore drilling industry sector. In recognition of the importance of our offshore operations personnel in achieving this performance, we implemented two separate key operations personnel retention programs in 2005. The first program was designed for personnel associated with our day-to-day operations on the rig, and we will distribute incentive payments to these persons based upon individual performance over the next three years. The second program, which was designed for shore based and engineering personnel, is also performance-based and will be distributed over the next four years. We believe these programs, in addition to our short- and long-term incentive programs, will provide necessary tools to competitively attract and retain the skilled personnel required to maintain safe and efficient operations.

     The application of technology in our operations is another key element of our strategy. As offshore exploration and development continues to move into deeper waters, our customers require drilling equipment capable of meeting these challenges. We seek ways to reach these deepwater targets with innovative technical solutions that require less capital investment. For example, floating drilling units connect to equipment on the seabed by means of a drilling riser typically made of steel. We have developed and patented an aluminum alloy drilling riser which can be manufactured cost competitively as compared to steel riser but at a riser weight reduction of up to 40 percent. This significant savings in weight allows us to extend the water depth specifications of our floating drilling units with less capital investment. We have expanded use of this technology to other applications, such as air pressure vessels typically used in motion compensating equipment on floating units, and we will continue to search for new ways to apply technology that allows us to enhance the capabilities of our offshore drilling fleet.
     Our active participation in the consolidation of the offshore drilling industry continues to be an important element of our growth strategy. Consolidation basically takes two forms: individual transactions for specific offshore drilling units or a transaction for an entire company. In the last three years, we have added six premium jackups and two floaters to our fleet through individual rig transactions. From time to time, we have discussed other individual rig transactions and business combinations with other parties, and we will continue to consider business opportunities we believe promote our business strategy. In December 2005, we purchased shares of Smedvig ASA (“Smedvig”) as part of our ongoing growth strategy. For additional information regarding the Company’s investment in Smedvig, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Investment in Smedvig.”
BUSINESS DEVELOPMENT DURING 2005
     We continued to capitalize on opportunities to increase our drilling fleet and further develop the technical capability and marketability of our existing rigs. In December 2004, we received a commitment from Shell Exploration & Production Company for a two-year contract on the Noble Clyde Boudreaux, an ultra-deepwater moored semisubmersible designed to drill in water depths of 10,000 feet. The unit is anticipated to be completed in the first quarter of 2007, and it will include a 16-point mooring system designed to withstand Category 5 hurricanes such as Rita and Katrina which struck the U.S. Gulf Coast in 2005. Our initiative to upgrade mooring system capabilities within our semisubmersible fleet is discussed in more detail below in this section.
     In June 2005, we received a commitment from Petroleo Brasileiro S.A. — PETROBRAS (“Petrobras”) for a five-year contract on the Noble Dave Beard, an ultra-deepwater dynamically-positioned semisubmersible also designed to drill in water depths of 10,000 feet. We expect to complete this project in the second quarter of 2008. Petrobras also committed to contract extensions on the Noble Paul Wolff, Noble Roger Eason, Noble Muravlenko and Noble Leo Segerius already working offshore Brazil and to a long-term contract on the Noble Therald Martin, a semisubmersible which will be mobilized from the U.S. Gulf of Mexico to Brazil. In October 2005, the Noble Paul Wolff entered a shipyard in Brazil to perform the upgrades required under the contract extension and is scheduled to return to operations late in the first quarter of 2006.
     We continued the expansion of our fleet in August 2005 by entering into two, two-year contracts with Shell E&P Offshore Services B.V. for two new F&G JU-2000E enhanced premium jackups, the Noble Roger Lewis and Noble Hans Deul. Both jackups are designed with 75-foot cantilever reach and rated for water depths of 400 feet and drilling depths of 30,000 feet. The jackups are also designed to operate in harsh environments, making them capable of drilling in the North Sea. Both rigs are being constructed in China at the shipyard of Dalian Shipbuilding Industry Co., Ltd., with expected delivery dates of the third quarter 2007 for the first unit and the first quarter 2008 for the second unit.
     Also in August 2005, we acquired the remaining 50 percent equity interest in the joint venture (already 50 percent owned by us) which owned the Panon (renamed the Noble Harvey Duhaney), an independent leg cantilever jackup rated for water depths of 300 feet.
     In November 2005, we received a letter of intent from Shell Exploration & Production Company for a four-year contract on the Noble Danny Adkins, an ultra-deepwater dynamically positioned semisubmersible designed to operate in water depths of 12,000 feet. Construction is scheduled at the Jurong Shipyard in Singapore, with an expected completion date in the first quarter of 2009.

     Along with the five major construction projects described above, we are also reviewing the mooring designs of our existing semisubmersible fleet. The two-100 year hurricanes, which devastated the U.S. Gulf Coast and drilling fleets within two months of each other in 2005, demonstrated to the Company that the existing operating criteria utilized by the offshore oil and gas industry were not adequate. We have been working closely with the U.S. Minerals Management Service to help define criteria that would become the new standard for the industry. Although the ultimate response of the industry remains unclear at this date, we are prepared to make the necessary investments to ensure safe and efficient operations. Accordingly, we plan to upgrade our moored semisubmersibles with a mooring system designed to withstand such events, and we anticipate the first semisubmersible upgrade with such mooring system to be completed in 2006.
     For additional information regarding the estimated costs of the above-described construction and upgrade projects, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Capital Expenditures.”
DRILLING CONTRACTS
     We typically employ each drilling unit under an individual contract. Although the final terms of the contracts are the result of negotiations with our customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:
•	contract duration extending over a specific period of time or a period necessary to drill one or more wells (in general, we seek to have a reasonable balance of short- and long-term contracts to minimize the impact of a decline in the market, while obtaining the upside of increasing market prices in a rising market);

•	provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to either breakdown of major equipment or “force majeure” events beyond our control and the control of the customer;

•	options in favor of the customer to drill one or more additional wells, generally upon advance notice to us at mutually agreed upon rates;

•	payment of compensation to us (generally in U.S. dollars although some customers (typically national oil companies) require a part of the compensation to be paid in local currency) on a “daywork” basis, so that we receive a fixed amount for each day (“dayrate”) that the drilling unit is operating under contract (lower rates or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control); and

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies.
     The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases upon the making of an early termination payment to us. Our drilling contracts with Petróleos Mexicanos (“Pemex”) in Mexico, for example, contain provisions that allow early cancellation on five days or less notice to us without Pemex making an early termination payment.
     During times of depressed market conditions, our customers may seek to avoid or reduce their obligations under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.
     At January 23, 2006, 36 of our rigs were contracted for the remainder of 2006. We anticipate that the primary terms of the current contracts on 22 of our rigs will expire at varying times in 2006, subject to options to extend in the case of 10 contracts. At January 23, 2006, approximately 84 percent of our available operating days were committed for 2006.

     Generally, our contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another. When market conditions require us to bear these costs, our operating margins are accordingly reduced. We cannot predict our ability to recover these costs in the future. For shorter moves such as “field moves”, our customers have generally agreed to bear the costs of moving the unit by paying us a reduced dayrate or “move rate” while the unit is being moved.
OFFSHORE DRILLING OPERATIONS
     Our offshore contract drilling operations, which accounted for approximately 93 percent, 91 percent and 94 percent of operating revenues for the years ended December 31, 2005, 2004 and 2003, respectively, are conducted worldwide. Our principal regions of contract drilling operations are the Middle East, Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa and India. In 2005, Pemex and Petrobras accounted for approximately 12 percent and 10 percent, respectively, of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues in 2005.
International Contract Drilling
     Our contract drilling services revenues from international sources accounted for approximately 78 percent, 74 percent and 73 percent of our total contract drilling services revenues for 2005, 2004 and 2003, respectively. In 2005, approximately 52 percent of our international contract drilling services revenues was derived from contracts with companies having equity market capitalization greater than $4 billion (“large cap companies”), 35 percent was derived from contracts with government-owned companies, and the remaining 13 percent was derived from contracts with other independent operators.
Domestic Contract Drilling
     Contract drilling services revenues generated in the U.S. accounted for approximately 22 percent, 26 percent and 27 percent of our total contract drilling services revenues for 2005, 2004 and 2003, respectively. In 2005, approximately 74 percent of our domestic contract drilling revenues was derived from contracts with large cap companies and the remaining 26 percent was derived from contracts with other independent operators.
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
     Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operating under a five-year agreement that extends through 2007, our labor contracts are generally renewable on an annual basis.
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
     Technological advances include the development and deployment of our proprietary, patented aluminum alloy riser, a drilling riser made from a high strength aluminum alloy. This product represents a replacement for the more commonly used high strength steel and results in riser weight reductions of up to 40 percent. This technology enables our floating units to operate in deeper water without extensive modifications.

COMPETITION
     The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Some of our competitors may have access to greater financial resources than we do.
     In the provision of contract drilling services, competition involves numerous factors, including price, rig availability and suitability, experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. We believe that we compete favorably with respect to all of these factors. We follow a policy of keeping our equipment well maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment.
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
     In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. We cannot assure that any such shortages experienced in the past would not happen again or that any shortages, to the extent currently existing, will not continue or worsen in the future.
     Oil and natural gas prices were favorable in 2005, resulting in high demand for our equipment. However, these prices are extremely volatile. Drilling activity in certain international markets, which are influenced more by oil prices than natural gas prices, was generally stronger in 2005 as compared to 2004 and 2003. We believe that operators in these international markets will maintain high levels of oil and gas exploration and development activity through 2006 and that, consequently, international demand for our offshore drilling contract services is likely to remain consistent with levels experienced in 2005.
     Natural gas prices during 2005 averaged $8.71 per thousand cubic feet (source: average Henry Hub closing bidweek price). With natural gas prices in 2005 being 42 percent higher than 2004 and significantly higher than historical prices, operators began to increase drilling activities in the U.S. Gulf of Mexico in water depths applicable to jackups and submersibles in the second half of 2004. Excluding the disruptions caused by Hurricanes Katrina and Rita (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Results of Operations – Hurricane Losses and Recoveries” for a detailed discussion of the impact these storms had on 2005 operating results), drilling activities continued to increase throughout 2005. We believe exploration and production activity will continue at a high level through 2006 and that, consequently, demand for our offshore drilling contract services in the U.S. Gulf of Mexico markets is likely to remain consistent with levels experienced in 2005.
GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS
     Many aspects of our operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Generally, these environmental laws and regulations impose “strict liability”. This means that we could be liable without regard to our negligence or fault. Such environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for any of our acts, even if they complied with all applicable laws in effect at the time we acted.
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
EMPLOYEES
     At December 31, 2005, the Company employed approximately 5,600 persons, including persons engaged through labor contractors or agencies. Of the 5,600 persons, approximately 80 percent were engaged in international operations and approximately 20 percent were engaged in U.S. operations. We are not a party to any collective bargaining agreements that are material, and we consider our employee relations to be satisfactory.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
     Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.
AVAILABLE INFORMATION
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 are available free of charge at our internet website at http://www.noblecorp.com. These filings are also available to the public at the U.S. Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at http://www.sec.gov.
     We also make available on our website the following:
•	Charters for the Audit, Compensation, Nominating and Corporate Governance, and Finance Committees of our board of directors;

•	Our code of business conduct and ethics;

•	Our Memorandum and Articles of Association; and

•	Methods for contacting members of our board of directors.
     Copies of our committee charters and code of business conduct and ethics are available in print to any member (shareholder) of the Company who requests them.
ITEM 1A. RISK FACTORS.
Risk Factors
     The following risk factors and all other information contained in this report should be considered carefully when evaluating us and our subsidiaries. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occurs, our business, cash flows, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning us set forth in our accompanying financial statements and notes and contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Our business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.
          Demand for drilling services depends on a variety of economic and political factors, and the level of activity in offshore oil and gas exploration, development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, significantly affect this level of activity. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
•	the political environment of oil-producing regions, including uncertainty or instability resulting from an outbreak or escalation of armed hostilities or acts of war or terrorism;

•	worldwide demand for oil and gas, which is impacted by changes in the rate of economic growth in the U.S. and other international economies;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the policies of the various governments regarding exploration and development of their oil and gas reserves;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	adverse weather conditions (such as hurricanes and monsoons) and seas;

•	development and exploitation of alternative fuels;

•	domestic and foreign tax policy; and

•	advances in exploration and development technology.
The contract drilling industry is a highly competitive and cyclical business with intense price competition.
          The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Some of our competitors may have access to greater financial resources than we do.
          Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition, rig availability and suitability, experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations are all factors in determining which contractor is awarded a job. Mergers among oil and natural gas exploration and production companies have reduced the number of available clients, resulting in increased price competition.
          Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and may result in rigs being idle for long periods of time. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
          Although oil and natural gas prices are currently significantly above historical averages, which has resulted in higher utilization and dayrates earned by our drilling units, we can give no assurance that the current industry cycle of high demand, short rig supply and higher dayrates will continue.
          The recent increase in the number of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the increase in rig supply from rigs being built, especially those being built on speculation, could tend to moderate future dayrates.
Construction, conversion or upgrades of rigs may be subject to cost overruns and delays.
          We currently have significant conversion projects and new construction projects underway and we may undertake additional such projects in the future. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	work stoppages;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems;

•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

•	shipyard failures; and

•	failure or delay of third party service providers and labor disputes.
          Failure to complete a rig upgrade or new construction on time, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract.
Failure to retain highly skilled personnel could hurt our operations.
          We require highly skilled personnel to operate and provide technical services and support for our drilling units. As the demand for drilling services and the size of the worldwide industry fleet has increased, shortages of qualified personnel have occurred from time to time. Shortages of such personnel could result as the rigs currently being built enter service. These shortages could result in our loss of qualified personnel to competitors, impair our ability to attract and retain qualified personnel for our new or existing drilling units, and create upward pressure on wages, any of which could adversely affect our operations.

We may have difficulty obtaining or maintaining insurance in the future and we cannot fully insure against all of the risks and hazards we face.
          No assurance can be given that we will be able to obtain or maintain adequate insurance in the future at rates and with deductible amounts that we consider commercially reasonable or that we will be able to obtain insurance against some risks. The marine energy insurance market sustained substantial losses as a result of the U.S. Gulf Coast hurricanes of 2005. Primary insurance underwriters are experiencing substantially increased reinsurance costs and are quoting substantially higher premium rates for Gulf of Mexico windstorm coverage. In addition, these underwriters are pricing premiums for renewal programs of insured parties that suffered storm losses on a basis designed to recover recent underwriting losses in an accelerated manner. The current marine energy insurance market is also reflecting tighter coverage terms and conditions, particularly in regard to damage due to windstorm, such as the introduction of limits of coverage based on an aggregate amount of windstorm damage.
          Although we maintain insurance in the areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on certain rigs. Uninsured exposures may include war risk, activities prohibited by U.S. law and regulation, radiation hazards, loss or damage to property on board our rigs and losses relating to terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
Demand for our drilling services may decrease due to events beyond our control.
          Our business could be impacted by events beyond our control including changes in our customers’ drilling programs or budgets due to their own internal corporate events, changes in the markets and prices for oil and gas, or shifts in the relative strengths of various geographic drilling markets brought on by things such as an economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services. In addition, our customers may cancel drilling contracts or letter agreements or letters of intent for drilling contracts, or exercise early termination provisions found in some of our drilling contracts, for a variety of reasons, many of which are beyond our control. Depending upon market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. We cannot control these factors or predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.
Our business involves numerous operating hazards.
          Our operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment, and damage or loss from adverse weather and seas. These hazards could cause personal injury or loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to causing environmental damage, could cause substantial damage to oil and natural gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies.
Governmental laws and regulations, including environmental laws and regulations, may add to our costs or limit our drilling activity.
          Our business is affected by changes in public policy and by laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.
          The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit drilling activity. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries in these countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work by major oil companies and may continue to do so in the future.
          Our operations are also subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the U.S. Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that may be classified as environmentally hazardous. Laws and regulations protecting the environment have generally become more stringent and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.
Our international operations involve additional risks not associated with domestic operations.
          We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:
•	terrorist acts, war and civil disturbances;

•	expropriation of property or equipment;

•	foreign and domestic monetary policy;

•	the inability to repatriate income or capital;

•	regulatory or financial requirements to comply with foreign bureaucratic actions; and

•	changing taxation policies.
          International contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•	the equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.
          Governmental action, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies which may continue. In addition, some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete.

Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us.
          Due to our international operations, we may experience currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge an exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
We are subject to litigation that could have an adverse effect on us.
          We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. Litigation may have an adverse effect on us because of potential negative outcomes, costs of attorneys, the allocation of management’s time and attention, and other factors.
We are subject to changes in tax laws.
          We are a Cayman Islands company and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., the Cayman Islands or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.
Forward-Looking Statements
          This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those described in “–Risk Factors” above, or in our other U.S. Securities and Exchange Commission filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
DRILLING FLEET
          Our offshore fleet is composed of the following types of units: semisubmersibles, dynamically positioned drillships, independent leg cantilevered jackups and submersibles. Each type is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.
Semisubmersibles
          Our semisubmersible fleet consists of 13 units. Among the 13 are five units that have been converted to Noble EVA-4000™ semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles. This fleet also includes two Pentagone 85 semisubmersibles, two Bingo 9000 baredeck hulls (including the Noble Danny Adkins), and one semisubmersible capable of operating in harsh environments. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system and can drill in many areas where jackups can drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are designed to work in water depths of up to 12,000 feet, depending on the unit. Semisubmersibles are more expensive to construct and operate than jackups.
Dynamically Positioned Drillships
          We have three dynamically positioned drillships in our fleet. Drillships are ships that are equipped for drilling and are typically self-propelled. Our units are positioned over the well through the use of a computer controlled dynamic positioning system. Two wholly-owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 5,600 feet and 7,200 feet, respectively. The Noble Muravlenko, in which we own an 82 percent interest through a joint venture, is capable of drilling in water depths up to 4,600 feet.
Independent Leg Cantilevered Jackups
          We have 43 jackups in the fleet, including the Noble Roger Lewis and Noble Hans Deul, which are under construction. Jackups are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackups are designed to drill to a maximum depth of 30,000 feet in water depths ranging between eight and 400 feet, depending on the jackup.
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
          The following table sets forth certain information concerning our offshore fleet at January 23, 2006. The table does not include any units owned by operators for which we had labor contracts. The units located in the U.S. Gulf of Mexico are included in our domestic contract drilling segment, and the units in all other locations are included in our international contract drilling services segment. We operate and, unless otherwise indicated, own all of the units included in the table. All of our units are equipped with top drives.

Drilling Fleet Table

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)

Semisubmersibles – 13
Noble Paul Wolff	Noble EVA-4000™- DP	1998 R	8,900	30,000	Brazil	Shipyard/Contracted
Noble Paul Romano	Noble EVA-4000™	1998 R	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Amos Runner	Noble EVA-4000™	1999 R	6,600	30,000	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	Friede & Goldman 9500 Enhanced Pacesetter	2000 R	6,000	30,000	Nigeria	Active
Noble Lorris Bouzigard (3)	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Therald Martin	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Ton van Langeveld (4)	Offshore Co. SCP III	2000 R	1,500	20,000	U.K.	Active
Noble Clyde Boudreaux (5)	Friede & Goldman 9500 Enhanced Pacesetter	2007 R	10,000	35,000	U.S. Gulf of Mexico	Shipyard/Contracted
Noble Dave Beard (5)	Friede & Goldman 9500 Enhanced Pacesetter	2008 R	10,000	35,000	China	Shipyard/Contracted
Noble Danny Adkins (5)	Trosvik Bingo 9000	2009 N	12,000	35,000	China	Shipyard/Contracted
Noble Bingo 9000 Rig 4 (5)	Trosvik Bingo 9000	1999	12,000	35,000	China	Shipyard

Dynamically Positioned Drillships – 3
Noble Roger Eason	Nedlloyd	2005 R	7,200	25,000	Brazil	Active
Noble Leo Segerius	Gusto Engineering Pelican Class	2002 R	5,600	20,000	Brazil	Active
Noble Muravlenko (6)	Gusto Engineering Pelican Class	1997 R	4,600	21,000	Brazil	Active

Independent Leg Cantilevered Jackups – 43
Noble Bill Jennings	MLT 84 — E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Eddie Paul	MLT 84 — E.R.C.	1995 R	390	25,000	U.S. Gulf of Mexico	Active
Noble Leonard Jones	MLT 53 — E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Julie Robertson (4) (7)	Baker Marine Europe Class	2000 R	390	25,000	U.K.	Active
Noble Al White (4)	CFEM T-2005C	2005 R	360	25,000	The Netherlands	Active
Noble Byron Welliver (4)	CFEM T-2005C	1982	300	25,000	Denmark	Active
Noble Kolskaya (4) (8)	Gusto Engineering-C	1997 R	330	25,000	Germany	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Roy Butler (9)	F&G L-780 MOD II	1996 R	300	25,000	Nigeria	Active
Noble Tommy Craighead	F&G L-780 MOD II	1990 R	300	25,000	Nigeria	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	U.A.E.	Shipyard/Contracted
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	U.A.E.	Active
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Gus Androes	Levingston 111-C	1996 R	300	25,000	U.A.E.	Active
Noble Lewis Dugger	Levingston 111-C	1997 R	300	20,000	Mexico	Active
Noble Ed Holt	Levingston 111-C	1994 R	300	25,000	India	Active
Noble Sam Noble	Levingston 111-C	1982	300	25,000	Mexico	Active
Noble Gene Rosser	Levingston 111-C	1996 R	300	20,000	Mexico	Active
Noble John Sandifer	Levingston 111-C	1995 R	300	20,000	Mexico	Active
Noble Harvey Duhaney	Levingston 111-C	2001 R	300	20,000	Qatar	Active
Noble Mark Burns	Levingston 111-C	2005 R	300	25,000	Qatar	Active
Noble Cees van Diemen	MODEC 300C-38	2004 R	300	25,000	Qatar	Active
Noble David Tinsley	MODEC 300C-38	2004 R	300	25,000	Qatar	Active
Noble Gene House	MODEC 300C-38	2004 R	300	25,000	Qatar	Active
Noble Charlie Yester	MLT Class 116-C	1979	300	25,000	India	Active
Noble Roy Rhodes (10)	MLT Class 116-C	1979	300	25,000	U.A.E.	Active
Noble Charles Copeland	MLT Class 82-SD-C	2001 R	250	20,000	Qatar	Active
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	U.S. Gulf of Mexico	Active
Noble Ed Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Carl Norberg	MLT Class 82-C	1996 R	250	20,000	Mediterranean Sea	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	Qatar	Active
Noble George Sauvageau (4)	NAM Nedlloyd-C	1981	250	20,000	The Netherlands	Active
Noble Ronald Hoope (4)	Marine Structure CJ-46	1982	250	25,000	U.K.	Active
Noble Lynda Bossler (4)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Piet van Ede (4)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Dick Favor	Baker Marine BMC 150	2005 R	150	20,000	U.A.E.	Active
Noble Don Walker	Baker Marine BMC 150	1992 R	150	20,000	Nigeria	Active
Dhabi II	Baker Marine BMC 150	1982	150	20,000	U.A.E.	Active
Noble Roger Lewis (4)	F&G JU-2000E	2007 N	400	30,000	China	Shipyard/Contracted
Noble Hans Deul (4)	F&G JU-2000E	2008 N	400	30,000	China	Shipyard/Contracted

Submersibles – 3
Noble Joe Alford	Pace Marine 85G	2006 R	85	25,000	U.S. Gulf of Mexico	Shipyard/Contracted
Noble Lester Pettus	Pace Marine 85G	2005 R	85	25,000	U.S. Gulf of Mexico	Active
Noble Fri Rodli	Transworld	1998 R	70	25,000	U.S. Gulf of Mexico	Active

See footnotes on the following page.

Footnotes to Drilling Fleet Table
(1)	Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds.

(2)	Rigs listed as “active” were operating under contract; rigs listed as “contracted” have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade.

(3)	Water depth rating is based on installation of our proprietary aluminum alloy riser.

(4)	Harsh environment capability.

(5)	Water depth rating is subsequent to the rig’s planned upgrade. The Noble Danny Adkins and Noble Bingo 9000 Rig 4 are new baredeck hulls. We began a project to construct the Noble Danny Adkins as an ultra-deepwater semisubmersible in late 2005.

(6)	We operate the unit and own an 82 percent interest in the unit through a joint venture.

(7)	Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 180 feet of water. We own the additional legs required to extend the drilling depth capability to 390 feet of water.

(8)	We operate the unit pursuant to a bareboat charter agreement to us. Under this agreement, we retain 30 percent of operating profits as defined in the agreement.

(9)	Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

(10)	Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We estimate the cost of adding the additional leg capacity at approximately $4,500,000.

          The Noble Jim Thompson is subject to a first naval mortgage securing project financing of $51,637,000 outstanding at December 31, 2005. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

FACILITIES
     Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment, in Zug, Switzerland; Sugar Land, Texas; New Orleans, Louisiana; Leduc, Alberta and St. John’s, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Stavanger, Norway; Ciudad del Carmen, Mexico; Doha, Qatar; Abu Dhabi and Dubai, U.A.E.; Beverwijk and Den Helder, The Netherlands; Macae, Brazil; Moscow, Russia; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities, in Bayou Black, Louisiana and Aberdeen, Scotland.
ITEM 3. LEGAL PROCEEDINGS.
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,320,000 and a customs bond in the amount of $21,466,000, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $16,718,000 plus interest related to a 1997 alleged import and (b) $19,065,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($442,600) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). We continue to maintain that NACL has acted in accordance with all Indian customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends vigorously to pursue its appeal. NACL also is pursuing contractual indemnification against liability for Indian customs duty against the rig’s previous owner in arbitration proceedings in London. In August 2005, the CESTAT made an interim order staying the enforcement of the Commissioner’s order pending the outcome of NACL’s, among others, substantive appeal. The CESTAT held that, prima facie, (a) the Commissioner’s demands for duty were unsustainable upon limitation grounds, (b) the confiscation of the rig was not justified, and (c) the penalties imposed by the Commissioner were bad in law. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, supplemental pleadings recently filed by plaintiffs reflect that only approximately 23 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information as of March 1, 2006 with respect to our executive officers:

Name	Age	Position
James C. Day	62	Chairman of the Board and Chief Executive Officer and Director

Mark A. Jackson	50	President and Chief Operating Officer

Julie J. Robertson	50	Executive Vice President and Corporate Secretary

Bruce W. Busmire	48	Senior Vice President and Chief Financial Officer, Treasurer and Controller

Robert D. Campbell	55	Senior Vice President and General Counsel and Assistant Secretary
     James C. Day has served as Chairman of the Board of Noble since 1992 and as Chief Executive Officer since 1984. He served as President of Noble Drilling from 1984 to 1999 and from March 1, 2005 to February 10, 2006. From 1983 until his election as President and Chief Executive Officer, Mr. Day served as Executive Vice President and Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble since 1983. Mr. Day is also a director of two public companies, Global Industries, Ltd. and ONEOK, Inc., and a trustee of The Samuel Roberts Noble Foundation, Inc., a not-for-profit corporation.
     Mark A. Jackson was named President and Chief Operating Officer of Noble effective February 10, 2006. Mr. Jackson served as Senior Vice President and Chief Operating Officer of Noble from March 1, 2005 to February 10, 2006. Mr. Jackson served as Senior Vice President and Chief Financial Officer, Treasurer and Controller of Noble from September 1, 2000 through September 26, 2005. From 1999 to August 2000, Mr. Jackson served as Executive Vice President and Chief Financial Officer for Santa Fe Snyder Corporation, an oil and gas exploration and production company. From 1997 to 1999, he served as Senior Vice President and Chief Financial Officer of Snyder Oil Corporation, an oil and gas exploration and production company. Prior to 1997, Mr. Jackson served consecutively in the positions of Vice President & Controller, Vice President — Finance and Vice President & Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, beginning in 1988.
     Julie J. Robertson was named Executive Vice President of Noble effective February 10, 2006. Ms. Robertson served as Senior Vice President — Administration of Noble from July 2001 to February 10, 2006. Ms. Robertson has served continuously as Corporate Secretary of Noble since December 1993. Ms. Robertson served as Vice President — Administration of Noble Drilling from 1996 to July 2001. In 1994, Ms. Robertson became Vice President — Administration of Noble Drilling Services Inc. From 1989 to 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.
     Bruce W. Busmire was named Senior Vice President and Chief Financial Officer, Treasurer and Controller of Noble effective September 26, 2005. Mr. Busmire served as Managing Director of Pickering Energy Partners, Inc., a privately-held energy research firm from 2004 to 2005. Prior to 2004, Mr. Busmire served as Vice President of Investor Relations at Ocean Energy, Inc., then a publicly-traded independent oil and gas company, beginning in 2000. Mr. Busmire served as Controller of Altura Energy from 1997 to 2000. Prior to 1997, Mr. Busmire worked with Amoco, where he served in a number of accounting and finance positions.
     Robert D. Campbell was named Senior Vice President and General Counsel of Noble effective February 10, 2006. Mr. Campbell served as Vice President and General Counsel of Noble Drilling Services Inc. since June

2003. From January 1999 to June 2003, he served as President of Noble, and from February 1999 to April 2003, he served as a director of Noble. Prior to January 1999, Mr. Campbell practiced corporate/securities law as a senior partner with the firm of Thompson & Knight LLP and served as general counsel to Noble Drilling for more than five years.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Noble’s ordinary shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends declared per share for our ordinary shares:

			Dividends
	High	Low	Declared
2005
Fourth quarter	$75.63	$57.14	$0.04
Third quarter	72.72	59.86	0.02
Second quarter	64.60	48.81	0.02
First quarter	59.09	47.04	0.02
2004
Fourth quarter	$50.54	$42.77	$—
Third quarter	46.50	35.32	—
Second quarter	39.69	33.53	—
First quarter	42.91	35.00	—
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
     At March 2, 2006, there were approximately 1,368 shareholder accounts of record.
     The following table sets forth for the periods indicated certain information with respect to purchases by the Company of our ordinary shares:

			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average	as part of	that may yet be
	of Shares	Price Paid	Publicly Announced	Purchased under the
	Purchased (1)	per Share	Programs (2)	Programs (2)
October 1 – 31, 2005	—	—	—	—
November 1 – 30, 2005	—	—	—	—
December 1 – 31, 2005	100,000	$74.09	5,938,000	9,062,000

(1)	These purchases of our ordinary shares were made in an open-market transaction.

(2)	Noble’s board of directors has authorized and approved a share repurchase program covering an aggregate of 15,000,000 ordinary shares. The program was publicly announced by the Company on January 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$1,382,137	$1,066,231	$987,380	$990,248	$1,029,760
Net income	296,696	146,086	166,416	209,503	262,922
Net income per share:
Basic	2.18	1.10	1.26	1.58	1.98
Diluted	2.16	1.09	1.25	1.57	1.96

Balance Sheet Data (at end of period)
Cash and marketable securities (1)	$166,302	$191,578	$237,843	$265,466	$278,306
Property and equipment, net	2,999,019	2,743,620	2,625,866	2,471,043	2,149,217
Total assets	4,346,367	3,307,973	3,189,633	3,065,714	2,750,740
Long-term debt	1,129,325	503,288	541,907	589,562	550,131
Total debt (2)	1,138,297	511,649	589,573	670,139	605,561
Shareholders’ equity	2,731,734	2,384,434	2,178,425	1,989,210	1,778,319

Other Data
Net cash provided by operating activities	$529,010	$332,221	$365,308	$445,364	$451,046
Acquisitions and related capital upgrades	212,050	110,548	194,400	356,854	50,440
Investment in Smedvig	691,100	—	—	—	—
Other capital expenditures	221,806	150,493	112,734	121,500	89,426
Cash dividends declared per share (3)	0.10	—	—	—	—

(1)	Consists of Cash and cash equivalents and Investments in marketable securities as reported on our consolidated balance sheets under Current Assets.

(2)	Consists of Long-term debt and Current maturities of long-term debt.

(3)	In October 2004, Noble’s board of directors took action to modify our then existing dividend policy and institute a new policy in the first quarter of 2005 for the payment of a quarterly cash dividend.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion is intended to assist you in understanding our financial position at December 31, 2005 and 2004, and our results of operations for each of the three years in the period ended December 31, 2005. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.
EXECUTIVE OVERVIEW
     Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The continuation of favorable oil prices in 2005 supported increases in drilling activity in oil markets worldwide.
     Similar increases in natural gas as well as oil prices domestically have resulted in increased levels of drilling activity in the offshore U.S. Gulf of Mexico. Natural gas prices during 2005 averaged $8.71 per thousand cubic feet (source: average Henry Hub closing bidweek price), 42 percent higher than 2004 and significantly higher than historical prices. Drilling activity levels in water depths applicable to semisubmersibles improved significantly in 2005 compared to 2004. While Hurricanes Katrina and Rita temporarily disrupted offshore U.S. Gulf of Mexico drilling activity, they do not appear to have affected preceding trends in demand for offshore drilling services in these markets.
          As a result of the increase in worldwide drilling activities described above, at January 23, 2006, approximately 84 percent of our operating days were committed for 2006.
          We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services have an adverse effect on our results of operations.
          Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. Since the beginning of 2001 we have added seven jackups, two deepwater semisubmersibles, and two ultra-deepwater semisubmersible baredeck hulls to our worldwide fleet through acquisitions. We continued execution of our active expansion strategy in 2005 with the signing of long-term contracts for three ultra-deepwater semisubmersibles, the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins. We also signed long-term contracts for two new F&G JU-2000E enhanced premium independent leg cantilevered jackups, the Noble Roger Lewis and Noble Hans Deul.
RESULTS OF OPERATIONS
Hurricane Losses and Recoveries
          Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. During 2005, we recorded a $20,000,000 charge, net of insurance recoveries, for the non-reimbursable portion of these damages and $49,759,000 in loss of hire insurance proceeds that we expect to recover from our insurance underwriters for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. Our loss of hire coverage commenced at the respective dates of occurrence of Hurricanes Katrina and Rita, and losses covered thereunder, combined with physical damage losses, are subject to a $10,000,000 retention for each insurable event. Our loss of hire coverage continues through the respective dates the units return on contract subject to a 360-day limit per unit. These financial impacts are presented in “Hurricane losses and recoveries, net” as a component of “Operating Costs and Expenses” in our Consolidated Statements of Income. Earnings were also adversely impacted by $9,026,000 in lost revenue during 2005 as a result of Hurricane Rita on rigs that do not carry loss of hire insurance.
          Following Hurricane Katrina, the Noble Jim Thompson was moved to a shipyard in Sabine Pass, Texas where it was inspected and repairs were begun. The unit was ballasted down in a designated anchorage location in anticipation of the passage of Hurricane Rita. A physical survey after Hurricane Rita indicated that it had not suffered significant additional damage. The Noble Max Smith, Noble Paul Romano, Noble Amos Runner, Noble Lorris Bouzigard, Noble Therald Martin and Noble Joe Alford sustained varying degrees of damage associated with Hurricane Rita. All of these units have returned to work except for the Noble Joe Alford, which is scheduled to return on contract in March 2006.
2005 Compared to 2004
     General
          Net income for 2005 was $296,696,000, or $2.16 per diluted share, on operating revenues of $1,382,137,000, compared to net income of $146,086,000, or $1.09 per diluted share, on operating revenues of $1,066,231,000 for 2004.

     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 18 of our accompanying consolidated financial statements) for the periods indicated:

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
2005
Operating Revenues:
Contract drilling services	$938,254	$271,193	$—	$—	$1,209,447
Reimbursables	39,630	20,141	9,295	17,266	86,332
Labor contract drilling services	—	—	—	69,203	69,203
Engineering, consulting and other	2,410	1,554	12,632	559	17,155

	$980,294	$292,888	$21,927	$87,028	$1,382,137

Operating Costs and Expenses:
Contract drilling services	$470,770	$128,437	$—	$—	$599,207
Reimbursables	30,638	19,424	9,520	16,656	76,238
Labor contract drilling services	—	—	—	58,698	58,698
Engineering, consulting and other	955	1,342	19,559	822	22,678
Depreciation and amortization	190,043	48,116	365	3,228	241,752
Selling, general and administrative	27,728	10,256	935	1,359	40,278
Hurricane losses and recoveries, net	—	(29,759)	—	—	(29,759)

	$720,134	$177,816	$30,379	$80,763	$1,009,092

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
2004
Operating Revenues:
Contract drilling services	$697,858	$239,556	$—	$—	$937,414
Reimbursables	19,720	13,777	7,557	9,180	50,234
Labor contract drilling services	—	—	—	51,327	51,327
Engineering, consulting and other	2,834	1,694	13,935	8,793	27,256

	$720,412	$255,027	$21,492	$69,300	$1,066,231

Operating Costs and Expenses:
Contract drilling services	$400,031	$121,632	$—	$—	$521,663
Reimbursables	15,184	13,100	7,509	8,817	44,610
Labor contract drilling services	—	—	—	42,610	42,610
Engineering, consulting and other	(2,250)	620	20,034	8,935	27,339
Depreciation and amortization	156,472	48,547	589	3,515	209,123
Selling, general and administrative	22,340	8,602	1,113	1,659	33,714

	$591,777	$192,501	$29,245	$65,536	$879,059

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2005 and 2004:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2005	2004	2005	2004	2005	2004
International (3):
Jackups	97%	87%	13,327	11,332	$54,491	$50,325
Semisubmersibles — >6,000’(4)	100%	72%	730	397	$134,009	$144,018
Semisubmersibles — <6,000’(5)	96%	100%	352	366	$86,654	$49,877
Drillships	91%	60%	992	659	$84,423	$79,134

Total International	97%	85%	15,401	12,754	$60,922	$54,717

Domestic (6):
Jackups	100%	97%	730	713	$65,479	$45,785
Semisubmersibles — >6,000’(4)	93%	97%	1,354	1,612	$101,650	$103,210
Semisubmersibles — <6,000’(5)	95%	43%	696	313	$73,908	$44,144
Submersibles	81%	94%	882	1,034	$38,917	$25,840

Total Domestic	91%	87%	3,662	3,672	$74,056	$65,239

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit. The average dayrate for domestic semisubmersibles for 2005 was negatively impacted by the classification of loss of hire insurance coverage related to U.S. Gulf Coast hurricanes in 2005. See “Results of Operations – Hurricane Losses and Recoveries” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	These units have water depth ratings less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.
International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services segment for 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	2005	2004	2005	2004
	(In thousands)
Contract drilling services	$938,254	$697,858	$470,770	$400,031
Reimbursables (1)	39,630	19,720	30,638	15,184
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	2,410	2,834	955	(2,250)
Depreciation and amortization	N/A	N/A	190,043	156,472
Selling, general and administrative	N/A	N/A	27,728	22,340

Total	$980,294	$720,412	$720,134	$591,777

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

     Operating Revenues. International contract drilling services revenues increased $240,396,000 primarily due to additional operating days in West Africa, Middle East, Brazil and the North Sea and higher average dayrates in the North Sea and West Africa. These factors were partially offset by fewer operating days in our Mexico division as the Noble Lewis Dugger underwent planned upgrades and refurbishments before commencing a new two-year contract with Petróleos Mexicanos (“Pemex”) in May 2005.
     Our Middle East division, which includes India and the Mediterranean Sea in addition to the Persian Gulf, continues to be our largest international offshore drilling division with 17 jackups deployed at year end 2005, five of which (the Noble Cees van Diemen, Noble David Tinsley, Noble Mark Burns, Noble Harvey Duhaney and Noble Dick Favor) were acquired or returned to work in the division following major refurbishment projects since the second half of 2004. These rig activations and increased demand for our rigs resulted in an increase of 1,117 operating days in the division. This increased activity level, coupled with an average dayrate increase of $2,145, resulted in additional revenues of $66,240,000. All but one of our units in the Middle East are working under long-term contracts which extend into the second half of 2006 and have options for further extensions. We anticipate that demand for our jackups in the Middle East will continue to be strong subject to continued high commodity prices in 2006.
     Nigeria traditionally has had the largest concentration of drilling rigs in West Africa. Favorable geology for offshore exploration and production, combined with strong world crude oil prices and the expectation that these strong prices will continue, have led to a significant increase in drilling activity in West Africa. We had 100 percent utilization on our six jackups in our West Africa division in 2005 as compared to 61 percent in 2004 due to increased demand and improved political conditions, while our average dayrate increased $10,402 (or 20 percent) as we renewed contracts under favorable market conditions. Revenues increased approximately $38,662,000 due to higher utilization and dayrates. The Noble Homer Ferrington also moved to this region from the U.S. Gulf of Mexico for a long-term contract that commenced in November 2004, increasing revenues by approximately $45,556,000. We believe the long-term contracts initiated during 2004 and 2005 for our jackups and the Noble Homer Ferrington semisubmersible support our favorable outlook for this region.
     The North Sea drilling rig market continued to strengthen in 2005 with increased activity in the region by independent operators in response to higher oil and gas prices worldwide. All of our units in the North Sea are currently operating and dayrates have continued to strengthen on recent contracts. Our fleet of nine drilling rigs in the North Sea operated for 223 more days in 2005 than 2004 at an average dayrate of $13,143 (or 25 percent) higher than the previous year, generating contract drilling revenue growth of $53,773,000.
     We expanded the scale of our operations in Brazil in 2005 in response to strong market conditions. The Noble Roger Eason returned to work in April 2005 after completing planned maintenance and upgrades. During 2005, we executed a contract with Petrobras for the Noble Dave Beard semisubmersible. Following its construction project, the unit will be capable of drilling in water depths of 10,000 feet. The drilling contract is expected to commence in the second quarter of 2008. We also received a commitment for a four-year contract with Petrobras for the Noble Therald Martin semisubmersible. The rig will be mobilized to Brazil following completion of its existing contract in the U.S. Gulf of Mexico. During 2005, we negotiated contract extensions for our three drillships and the Noble Paul Wolff semisubmersible located in Brazil.
     During 2005, we operated a total of eight jackups in Mexico under long-term contracts with Pemex. Although operating days in Mexico decreased by 134 days as the Noble Lewis Dugger underwent shipyard upgrade and maintenance for three months in 2005, revenues increased by $9,485,000 as our average dayrate increased by $5,755 (or 11 percent) over 2004.
     Operating Costs and Expenses. International contract drilling services expenses increased $70,739,000 mainly due to additional operating days in our Middle East and West Africa divisions and additional costs related to the shipyard project on the Noble Roger Eason in Brazil. The increase in operating days in the Middle East was primarily due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley during 2004 and the acquisition and major upgrade of the Noble Mark Burns which was completed in 2005. The increase in contract drilling services expenses in West Africa was mainly attributable to the higher utilization in this region and the mobilization of the Noble Homer Ferrington semisubmersible from the U.S. Gulf of Mexico.

     Depreciation and amortization expense increased $33,571,000 primarily due to the acquisitions of the Noble Mark Burns, Noble Cees van Diemen and Noble David Tinsley and the upgrades on the Noble Roger Eason and Noble Homer Ferrington.
     See the discussion below under “Other Items” regarding selling, general and administrative expenses.
Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services segment for 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	2005	2004	2005	2004
	(In thousands)
Contract drilling services (1)	$271,193	$239,556	$128,437	$121,632
Reimbursables (2)	20,141	13,777	19,424	13,100
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	1,554	1,694	1,342	620
Depreciation and amortization	N/A	N/A	48,116	48,547
Selling, general and administrative	N/A	N/A	10,256	8,602
Hurricane losses and recoveries, net	—	—	(29,759)	—

Total	$292,888	$255,027	$177,816	$192,501

(1)	Operating revenues for 2005 were negatively impacted by the classification of loss of hire insurance coverage related to the U.S. Gulf Coast hurricanes in 2005. See “Results of Operations – Hurricane Losses and Recoveries” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $31,637,000 in 2005 as improved market conditions drove higher average dayrates and utilization. Excluding the Noble Homer Ferrington, which was transferred to West Africa in July 2004, operating days from our domestic semisubmersibles increased 306 days as the Noble Lorris Bouzigard and Noble Therald Martin operated for 696 days in 2005 as compared to 313 days in 2004. This was partially offset by the Noble Paul Romano being in the shipyard for planned maintenance work which was completed in April 2005. Utilization and average dayrates on our jackups increased to 100 percent and $65,479, respectively, from 97 percent and $45,785 in 2004. Our submersible units also experienced an increase in average dayrate to $38,917 in 2005 from $25,840 in 2004. Utilization on our submersible fleet fell from 94 percent to 81 percent, as the Noble Lester Pettus and Noble Joe Alford were stacked for 213 days in 2005 for inspection and refurbishment.
     The demand for semisubmersibles in the U.S. Gulf of Mexico began to improve during the latter part of 2004, with significant dayrate increases and longer terms on contracts for these units. This improvement has been the result of increased demand for deepwater semisubmersibles due to operators’ increased exploration spending and upcoming development projects in the region. The supply of these units is currently short of projected demand for the next two to three years as operators look to obtain the rig capacity necessary to meet their long-term exploration and development plans. In December 2004, we received a commitment from Shell Exploration & Production Company (“Shell”) for a two-year contract on the Noble Clyde Boudreaux, an ultra-deepwater semisubmersible that upon completion of its upgrade will be capable of drilling in water depths of 10,000 feet. We expect completion of this upgrade in the first quarter of 2007. In November 2005, we received Shell’s commitment for a four-year contract on the Noble Danny Adkins, an ultra-deepwater dynamically positioned semisubmersible designed to operate in water depths of 12,000 feet. We expect completion of this unit in the first quarter of 2009.
     Operating Costs and Expenses. Domestic contract drilling services expenses increased $6,805,000 mainly due to higher utilization on the Noble Lorris Bouzigard and Noble Therald Martin, partially offset by our transfer in July 2004 of the Noble Homer Ferrington from the Gulf Coast Marine division to the West Africa division.

          Depreciation and amortization expense decreased $431,000 primarily as a result of the transfer of the Noble Homer Ferrington to West Africa.
          For additional information regarding weather-related damages to certain of our rigs that impacted operating costs and expenses in 2005, see “Results of Operations – Hurricane Losses and Recoveries” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          See the discussion below under “Other Items” regarding selling, general and administrative expenses.
     Engineering & Consulting Services
          The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services segment for 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	2005	2004	2005	2004
	(In thousands)
Engineering, consulting and other	$12,632	$13,935	$19,559	$20,034
Reimbursables (1)	9,295	7,557	9,520	7,509
Depreciation and amortization	N/A	N/A	365	589
Selling, general and administrative	N/A	N/A	935	1,113

Total	$21,927	$21,492	$30,379	$29,245

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
          Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $1,303,000 primarily due to a license sale of our OptiDrill™ drilling efficiency technology in 2004, partially offset by additional project management work by our Triton subsidiary during 2005.
          Operating Costs and Expenses. Engineering, consulting and other expenses associated with our engineering and consulting services segment decreased $475,000 primarily due to lower research and development costs in 2005 for our Noble Technology Services Division.
     Other
          The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	2005	2004	2005	2004
	(In thousands)
Labor contract drilling services	$69,203	$51,327	$58,698	$42,610
Reimbursables (1)	17,266	9,180	16,656	8,817
Engineering, consulting and other	559	8,793	822	8,935
Depreciation and amortization	N/A	N/A	3,228	3,515
Selling, general and administrative	N/A	N/A	1,359	1,659

Total	$87,028	$69,300	$80,763	$65,536

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

          Operating Revenues. Revenues from labor contract drilling services increased $17,876,000 as a result of an additional 1,000 operating days from our North Sea platform operations. This was primarily due to increased activity levels under our labor contracts with Apache Corporation, Chevron Corporation and BP PLC.
          Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $16,088,000 primarily due to the additional operating days from our North Sea platform operations, as discussed above.
     Other Items
          Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $6,564,000 primarily due to additional expenses related to employee benefit plans.
          Interest Expense. Interest expense decreased $14,603,000 mainly due to capitalized interest of $13,989,000 related to the Noble Clyde Boudreaux upgrade project and lower average borrowings on the Bank Credit Agreement (for more information on the Bank Credit Agreement (as defined in such section), see “Liquidity and Capital Resources – Credit Facilities and Long-Term Debt” below).
          Other, net. Other, net increased $1,799,000 primarily due to additional interest income attributable to higher yields in 2005 on our cash and cash equivalents and investments in marketable securities. Equity earnings were lower as we acquired the remaining 50 percent equity interest we did not own in a joint venture, Noble Crosco Drilling Ltd., which formerly owned and operated the Panon jackup. Since the August 2005 acquisition, the operating results of the Panon, which has been renamed the Noble Harvey Duhaney, have been fully consolidated.
          Income Tax Provision. Income tax provision increased $51,665,000 primarily due to higher pre-tax earnings and a higher overall effective tax rate. Our effective tax rate increased from 9.7 percent to 18.5 percent, resulting in higher income tax expense of $32,001,000 primarily due to increased earnings in our U.S. subsidiaries. The U.S. tax rate is generally higher than the effective tax rate on earnings derived from our international operations.
2004 Compared to 2003
     General
          Net income for 2004 was $146,086,000, or $1.09 per diluted share, on operating revenues of $1,066,231,000, compared to net income of $166,416,000, or $1.25 per diluted share, on operating revenues of $987,380,000 for 2003.

     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 18 of our accompanying consolidated financial statements) for the periods indicated:

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
2004
Operating Revenues:
Contract drilling services	$697,858	$239,556	$—	$—	$937,414
Reimbursables	19,720	13,777	7,557	9,180	50,234
Labor contract drilling services	—	—	—	51,327	51,327
Engineering, consulting and other	2,834	1,694	13,935	8,793	27,256

	$720,412	$255,027	$21,492	$69,300	$1,066,231

Operating Costs and Expenses:
Contract drilling services	$400,031	$121,632	$—	$—	$521,663
Reimbursables	15,184	13,100	7,509	8,817	44,610
Labor contract drilling services	—	—	—	42,610	42,610
Engineering, consulting and other	(2,250)	620	20,034	8,935	27,339
Depreciation and amortization	156,472	48,547	589	3,515	209,123
Selling, general and administrative	22,340	8,602	1,113	1,659	33,714

	$591,777	$192,501	$29,245	$65,536	$879,059

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
2003
Operating Revenues:
Contract drilling services	$646,949	$242,654	$—	$—	$889,603
Reimbursables	15,234	10,350	13,887	4,743	44,214
Labor contract drilling services	—	—	—	28,492	28,492
Engineering, consulting and other	1,138	9,374	9,658	4,901	25,071

	$663,321	$262,378	$23,545	$38,136	$987,380

Operating Costs and Expenses:
Contract drilling services	$348,760	$121,961	$—	$—	$470,721
Reimbursables	11,135	9,722	13,606	4,561	39,024
Labor contract drilling services	—	—	—	22,496	22,496
Engineering, consulting and other	(614)	3,012	21,270	4,581	28,249
Depreciation and amortization	128,853	49,521	610	3,606	182,590
Selling, general and administrative	15,839	8,527	1,235	1,033	26,634
Gain on sale of property and equipment	—	(3,472)	—	—	(3,472)

	$503,973	$189,271	$36,721	$36,277	$766,242

     Rig Utilization, Operating Days and Average Dayrates
          The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2004 and 2003:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2004	2003	2004	2003	2004	2003
International (3):
Jackups	87%	82%	11,332	9,620	$50,325	$51,614
Semisubmersibles — >6,000’(4)	72%	100%	397	365	$144,018	$149,217
Semisubmersibles — <6,000’(5)	100%	95%	366	347	$49,877	$44,131
Drillships	60%	98%	659	1,071	$79,134	$75,296

Total International	85%	84%	12,754	11,403	$54,717	$56,735

Domestic (6):
Jackups	97%	91%	713	1,144	$45,785	$30,271
Semisubmersibles — >6,000’(4)	97%	87%	1,612	1,580	$103,210	$120,784
Semisubmersibles — <6,000’(5)	43%	29%	313	107	$44,144	$45,025
Submersibles	94%	77%	1,034	613	$25,840	$20,188

Total Domestic	87%	81%	3,672	3,444	$65,239	$70,457

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.
     International Contract Drilling Services
          The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services segment for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Contract drilling services	$697,858	$646,949	$400,031	$348,760
Reimbursables (1)	19,720	15,234	15,184	11,135
Engineering, consulting and other	2,834	1,138	(2,250)	(614)
Depreciation and amortization	N/A	N/A	156,472	128,853
Selling, general and administrative	N/A	N/A	22,340	15,839

Total	$720,412	$663,321	$591,777	$503,973

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

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
     The generally weaker market conditions in the North Sea resulted in lower utilization and average dayrates in 2004 for this region. Utilization in the North Sea during 2004 decreased to 91 percent from 97 percent in 2003, while our average dayrate decreased 10 percent to $52,090. The weaker market conditions in the North Sea decreased revenues by approximately $28,000,000.
     In Brazil, the Noble Roger Eason drillship was in the shipyard for all of 2004. We performed regulatory maintenance and upgrades to the unit, including water depth increase to 7,200 feet. The shipyard project on the Noble Roger Eason decreased revenue by approximately $21,000,000.
     In Mexico, we experienced an additional 373 operating days due to the mobilization of three premium jackups from the U.S. Gulf of Mexico since the beginning of 2003 for long-term contracts with Pemex, which resulted in additional international contract drilling services revenues of approximately $19,000,000. As of December 31, 2004, we had mobilized a total of seven jackups from the U.S. Gulf of Mexico to Mexico for long-term contracts with Pemex. The mobilization of these jackups to Mexico was pursuant to our long-standing business strategy of deploying our assets in important geological regions.
     The increase in engineering, consulting and other revenue of $1,696,000 was attributable primarily to an equipment inspection fee earned on a per day basis by the Noble Homer Ferrington as part of the rig’s preparations for its long-term contract in Nigeria.
     Operating Costs and Expenses. International contract drilling services expenses increased $51,271,000 due to the additional operating days in our Middle East, Mexico and West Africa divisions following the acquisition of five international jackups since July 2003, the mobilization of four premium jackups out of the U.S. Gulf of Mexico to international locations since the beginning of 2003, and the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division for a contract that commenced in November 2004. In addition, we performed maintenance projects on our three drillships in Brazil, including the Noble Roger Eason upgrade project completed in the first quarter of 2005, and we experienced higher labor costs in all our international regions. Approximately two-thirds of the increase in our international contract drilling services expenses was attributable to the additional operating days.
     Depreciation and amortization expense increased $27,619,000 due to the rig acquisitions, mobilization of jackups to international locations, and transfer of the Noble Homer Ferrington to our West Africa division discussed above.
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

     Domestic Contract Drilling Services
          The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services segment for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Contract drilling services	$239,556	$242,654	$121,632	$121,961
Reimbursables (1)	13,777	10,350	13,100	9,722
Engineering, consulting and other	1,694	9,374	620	3,012
Depreciation and amortization	N/A	N/A	48,547	49,521
Selling, general and administrative	N/A	N/A	8,602	8,527
Gain on sale of property and equipment	N/A	N/A	—	(3,472)

Total	$255,027	$262,378	$192,501	$189,271

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
          Operating Revenues. Domestic contract drilling services revenues decreased $3,098,000 due to a lower average dayrate on our semisubmersibles and fewer operating days on our jackups following the mobilization of four premium jackups out of the U.S. Gulf of Mexico to international locations since the beginning of 2003. These items were mostly offset by a higher average dayrate on our jackups, higher utilization and average dayrates on our submersibles, and additional operating days on our semisubmersibles. Market conditions for jackups and submersibles in the U.S. Gulf of Mexico improved during 2004 as the supply of such rigs came closer into balance with demand following the industry’s mobilization of jackups out of this region for international opportunities and a moderate increase in demand. Utilization of our submersibles increased to 94 percent from 77 percent in 2003, while the average dayrate on these units increased 28 percent to $25,840. Our submersibles contributed additional revenues of $14,000,000 in 2004. Likewise, the average dayrate on our jackups increased 51 percent, although the impact on our domestic contract drilling services revenues was mostly offset by 431 fewer operating days due to the mobilization of the three premium jackups to Mexico for long-term contracts with Pemex and the mobilization of another premium jackup to the Mediterranean Sea during 2003. The Noble Homer Ferrington was transferred to our West Africa division and mobilized to the shipyard in July 2004 in preparation for a long-term contract in Nigeria. The average dayrate on our semisubmersibles with water depth ratings of 6,000 feet or greater decreased 15 percent, which reduced revenues by approximately $28,000,000, due to certain units operating on the spot-rate market with lower average dayrates than those earned while under previous long-term contracts. However, additional operating days on our semisubmersibles, primarily the Noble Lorris Bouzigard and Noble Therald Martin, resulted in additional revenues of approximately $13,000,000.
          The decrease in engineering, consulting and other revenues of $7,680,000 was attributable to the sale of our interest in certain deepwater oil and gas properties during the fourth quarter of 2003.
          Operating Costs and Expenses. Before considering a $9,000,000 pre-tax charge related to costs incurred in 2004 to repair damage to three of our semisubmersibles in the U.S. Gulf of Mexico as a result of Hurricane Ivan, domestic contract drilling services expenses decreased $9,329,000 due to the mobilization of four jackups from the U.S. Gulf of Mexico to international locations and the transfer of the Noble Homer Ferrington semisubmersible to our West Africa division, partially offset by increased costs attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles, which were placed into service in March 2003 and November 2003, respectively. The mobilization of the four jackups and transfer of the Noble Homer Ferrington semisubmersible to international locations reduced domestic contract drilling expenses by approximately $16,000,000, whereas the activation of the Noble Lorris Bouzigard and Noble Therald Martin increased contract drilling expenses by approximately $8,000,000.
          Depreciation and amortization expense decreased $974,000 due to the mobilization of four premium jackups out of the U.S. Gulf of Mexico and transfer of the Noble Homer Ferrington to our West Africa division, which reduced depreciation and amortization expense by approximately $7,000,000, partially offset by additional depreciation of approximately $5,000,000 attributable to the activation of the Noble Lorris Bouzigard and Noble Therald Martin semisubmersibles.
          Engineering, consulting and other expenses were lower in 2004 by $2,392,000 due to the sale of our interests in certain deepwater oil and gas properties during the fourth quarter of 2003.
          See the discussion below under “Other Items” regarding selling, general and administrative expenses.
     Engineering & Consulting Services
          The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services segment for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Engineering, consulting and other	$13,935	$9,658	$20,034	$21,270
Reimbursables (1)	7,557	13,887	7,509	13,606
Depreciation and amortization	N/A	N/A	589	610
Selling, general and administrative	N/A	N/A	1,113	1,235

Total	$21,492	$23,545	$29,245	$36,721

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
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
     Other
          The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2004 and 2003:

			Operating Costs
	Operating Revenues		and Expenses
	2004	2003	2004	2003
	(In thousands)
Labor contract drilling services	$51,327	$28,492	$42,610	$22,496
Reimbursables (1)	9,180	4,743	8,817	4,561
Engineering, consulting and other	8,793	4,901	8,935	4,581
Depreciation and amortization	N/A	N/A	3,515	3,606
Selling, general and administrative	N/A	N/A	1,659	1,033

Total	$69,300	$38,136	$65,536	$36,277

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

          Operating Revenues. Revenues from our labor contract drilling services increased $22,835,000 due to additional operating days in the North Sea, mostly attributable to the start of a new labor contract for Apache North Sea Limited under which we commenced operations on three platforms in the Forties Field during 2004. The additional operating days in the North Sea represented approximately 90 percent of the increase in our labor contract drilling services revenues in 2004. Foreign exchange fluctuations related to our operations in Canada on the Hibernia project also resulted in higher revenues. We are paid for this work in Canadian dollars, and the Canadian dollar was stronger relative to the U.S. dollar in 2004 than in 2003. In addition, contractual provisions covering the Hibernia project allowed for increases in labor, maintenance and administrative costs under our contract on the project during 2004. Engineering, consulting and other revenues increased $3,892,000 due to increased activity on an engineering services engagement in the North Sea.
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
     Other Items
          Selling, General and Administrative Expenses. SG&A expenses increased $7,080,000 due to additional professional fees associated with compliance under the requirements of the Sarbanes-Oxley Act of 2002, additional stock-based compensation expense, higher insurance premiums for corporate-related policies and additional pension expense. The additional professional fees related to the Sarbanes-Oxley Act of 2002 was the largest individual factor in our higher SG&A expenses in 2004, representing nearly 30 percent of the increase.
          Gain on Sale of Property and Equipment. In 2003, we sold our interest in a deepwater oil and gas property in the U.S. Gulf of Mexico to ENI Petroleum for $5,200,000 in cash. We realized a gain of $3,472,000 upon the sale of our interest in this property. No sales of oil and gas properties were made in 2004.
          Interest Expense. Interest expense decreased $5,902,000 due to the continued retirement of debt since the beginning of 2003. During the two-year period ended December 31, 2004, we made repayments of long-term debt totaling $158,513,000, including $77,933,000 in 2004.
          Other, net. Other, net increased $2,897,000 due to additional equity in income from our 50 percent equity interest in Noble Crosco Drilling Ltd., a joint venture which owned the Panon jackup in 2003 and 2004, and additional interest income earned on our cash and cash equivalents and investments in marketable securities due to higher interest rates in 2004 than in 2003. The Panon was in the shipyard for two months in 2003, whereas the rig operated the full year in 2004.
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
LIQUIDITY AND CAPITAL RESOURCES
     Overview
          Our principal capital resource in 2005 was net cash provided by operating activities of $529,010,000, which compared to $332,221,000 and $365,308,000 in 2004 and 2003, respectively. The increase in net cash provided by operating activities in 2005 was primarily attributable to higher net income. At December 31, 2005, we had cash and cash equivalents of $121,845,000, investments in marketable securities totaling $44,457,000 (excluding non-current investments), an insurance receivable of $51,565,000 and approximately $157,928,000 of funds available under the Bank Credit Agreement. We had working capital of $263,120,000 and $211,117,000 at

December 31, 2005 and 2004, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 29 percent at December 31, 2005 and 18 percent at December 31, 2004. The increase in 2005 reflects our borrowings of an aggregate of $700,000,000 in connection with our acquisition of shares of Smedvig ASA (“Smedvig”) on December 23, 2005. See “Investment in Smedvig” below in this Item 7.
          During 2005, we repurchased 100,000 of our ordinary shares at an average price of $74.09 per ordinary share for a total cost of $7,409,000. During 2004, we repurchased 1,087,000 of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39,714,000. We did not repurchase any of our ordinary shares during 2003. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The share repurchases were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. At March 1, 2006, 9,062,000 shares remained available under this authorization.
          In 2005, we made contributions to our international and domestic pension plans of $6,965,000 and $11,967,000, respectively. We made total fundings of $802,000 and $587,000 to our international and domestic pension plans, respectively, in 2004. During 2003, we made fundings totaling $12,040,000 and $10,115,000 to our international and domestic pension plans, respectively. We expect fundings to our international and domestic pension plans in 2006 to aggregate approximately $14,000,000.
     Capital Expenditures
          Capital expenditures totaled $433,856,000 and $261,041,000 for 2005 and 2004, respectively.
          Capital expenditures in 2005 include $137,778,000 toward the construction of the Noble Roger Lewis and Noble Hans Deul, two new F&G JU-2000E enhanced premium jackups. Other significant capital expenditures in 2005 included $52,426,000 for the Noble Clyde Boudreaux upgrade project, $36,883,000 for initial upgrades to the Noble Mark Burns, $25,485,000 for the Noble Paul Wolff, $28,317,000 for the Noble Al White, $15,727,000 for refurbishments to the Noble Paul Romano, and $12,127,000 for initial upgrades to the Noble David Tinsley. We are modifying the design of the Noble Clyde Boudreaux to a 16-point mooring system, which is expected to increase the cost for this project by approximately $60,000,000 and to extend the project completion to the first quarter of 2007.
          We also invested $31,576,000, net of cash received, to purchase the remaining 50 percent equity interest in our Noble Crosco Drilling Ltd. joint venture, which owned the Panon. The Panon was renamed the Noble Harvey Duhaney following this transaction.
          In addition, major maintenance expenditures (see “Critical Accounting Policies – Property and Equipment” below for a discussion of major maintenance projects) totaled $79,663,000 and $72,948,000 for 2005 and 2004, respectively.
          We expect that our capital expenditures and major maintenance expenditures for 2006 will aggregate approximately $1,200,000,000 and $120,000,000, respectively, which includes approximately $185,000,000 for the Noble Dave Beard, $155,000,000 for the upgrade of the Noble Clyde Boudreaux, $120,000,000 for the construction of two jackups, the Noble Roger Lewis and Noble Hans Deul, and $110,000,000 for the construction of the Noble Danny Adkins.
          In connection with several projects, we have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. At December 31, 2005, we had approximately $439,124,000 of outstanding purchase commitments, $288,905,000 of which are included in the projected 2006 capital expenditures and major maintenance expenditures described above.
          Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2006 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.
          We believe that our cash and cash equivalents, investments in marketable securities, net cash provided by operating activities, available capacity under the Bank Credit Agreement, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.
     Investment in Smedvig
          On December 23, 2005, we acquired, directly and indirectly, 21,095,600 Class A shares and 2,501,374 Class B shares of Smedvig. Our acquisition comprised 39.2 percent of the Class A voting shares and 28.9 percent of the total capital shares of Smedvig. The purchase price for the Class A shares was NOK 200.00 per share and for the Class B shares was NOK 150.00 per share, totaling NOK 4,594,326,100 ($691,100,000 at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Smedvig shares, including related transaction costs, with an aggregate of $700,000,000 in new debt borrowings.
          On January 23, 2006, SeaDrill Limited, a Bermudian limited company (“SeaDrill”), reported that SeaDrill had received acceptances for a total of 24,876,009 Class A shares and 15,417,402 Class B shares of Smedvig under the voluntary offer conducted by SeaDrill for shares of Smedvig. SeaDrill further reported that, including its already owned shares, SeaDrill controlled 51.24 percent of the Class A shares and 52.47 percent of the Smedvig capital. SeaDrill has commenced a mandatory offer in Norway together with a tender offer in the United States to all remaining shareholders in Smedvig. In addition, at an extraordinary general meeting of Smedvig held on February 16, 2006, shareholders elected a board of directors composed of five members, including John Fredriksen, Tor Olav Troim and Kate Blankenship, each of whom is a director of SeaDrill. Mr. Fredriksen was elected Chairman of the Board of Smedvig at the meeting. As a result of the foregoing, we are currently reviewing all available alternatives relative to our investment in Smedvig shares, and we reserve the right to pursue all options available to us.
          The terms of the Company’s Smedvig share purchase agreement require that any resale of the Smedvig shares by us during the period through December 12, 2006 at a price in excess of the original purchase price (NOK basis) we paid is payable by us to the parties from whom we originally purchased such shares. Accordingly, our ability to realize a gain on resale is limited through December 12, 2006.
     Credit Facilities and Long-Term Debt
          On December 22, 2005, Noble, Noble Holding (U.S.) Corporation (“NHC”) and Noble Drilling Corporation (“Noble Drilling”) entered into a credit agreement (the “GS Credit Agreement”) with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”), pursuant to which Noble Drilling borrowed $600,000,000. Noble, NHC and Noble Drilling Holding LLC have unconditionally guaranteed the performance of Noble Drilling under the GS Credit Agreement. Each of NHC, Noble Drilling and Noble Drilling Holding LLC is a direct or indirect wholly-owned subsidiary of Noble. On March 2, 2006, the parties to the GS Credit Agreement amended its terms, including provisions to extend the maturity through April 1, 2007 and to provide Goldman Sachs a right of syndication under certain conditions. In order to reduce our exposure to changes in interest rates between the date of borrowing and its expected refinancing, we entered into interest rates swaps on December 19, 2005 with notional amounts totaling $600,000,000. To provide for additional flexibility in the refinancing of the GS Credit Agreement, on January 27, 2006, we terminated these interest rate swaps at no cost to us.
          Noble Drilling has in place an unsecured revolving bank credit facility totaling $300,000,000, including a letter of credit facility totaling $50,000,000, which extends through November 30, 2009 (the “Bank Credit Agreement”). Noble and NHC have unconditionally guaranteed the performance of Noble Drilling under the Bank Credit Agreement. At December 31, 2005, we had borrowings and letters of credit of $135,000,000 and $7,072,000, respectively, outstanding under the Bank Credit Agreement, with $157,928,000 remaining available thereunder. At December 31, 2005, we had letters of credit and third-party guarantees of $65,014,000 and performance and customs bonds totaling $76,575,000 supported by surety bonds outstanding in addition to amounts outstanding under the Bank Credit Agreement.

          At December 31, 2005, our total debt had increased to $1,138,297,000, including current maturities of $8,972,000, due to the borrowing of $600,000,000 under the GS Credit Agreement and $100,000,000 under the Bank Credit Agreement for the acquisition of shares of Smedvig in December 2005, partially offset by $65,000,000 of paydowns under the Bank Credit Agreement in early 2005. At December 31, 2005 and 2004, we had no off-balance sheet debt. At December 31, 2005, we were in compliance with all our debt covenants. For additional information on debt, see Note 8 to our accompanying consolidated financial statements.
     Summary of Contractual Cash Obligations and Commitments
          The following table summarizes our contractual cash obligations and commitments at December 31, 2005 (dollar amounts are in thousands):

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Cash Obligations
Total debt (including current maturities)	$1,138,297	$8,972	$619,965	$307,665	$201,695
Interest payments	309,200	66,196	72,474	42,249	128,281
Operating leases	19,223	3,571	5,146	4,683	5,823
Pension fundings	14,000	14,000	—	—	—
Purchase commitments	439,124	288,905	150,219	—	—

Total contractual cash obligations	$1,919,844	$381,644	$847,804	$354,597	$335,799

	Amount of Commitment Expiration Per Period
	Total Amounts	Less than			Over
	Committed	1 year	1-3 years	3-5 years	5 years
Other Commercial Commitments
Letters of credit	$72,086	$58,055	$11,531	$2,500	$—
Surety bonds	76,575	33,618	42,957	—	—

Total commercial commitments	$148,661	$91,673	$54,488	$2,500	$—

CRITICAL ACCOUNTING POLICIES
          Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are those related to our property and equipment, impairment of assets, insurance reserves, equity investments, revenue recognition and income taxes.
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
          Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2005, 2004 and 2003 was $13,989,000, $0 and $0, respectively.
          Scheduled maintenance of equipment and overhauls are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls related to major maintenance projects that benefit the periods between overhauls and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other assets” in the Consolidated Balance Sheets. Such amounts totaled $118,703,000 and $88,621,000 at December 31, 2005 and 2004, respectively.
          In order to allow readers of our financial statements to identify more easily costs that benefit multiple years associated with rigs, amortization of deferred costs for major maintenance projects has been reclassified in the consolidated financial statements for all periods and is now reflected along with depreciation in “Depreciation and amortization”. In prior periods, amortization of deferred costs for major maintenance projects was included in contract drilling services expenses and labor contract drilling services expenses. The amount of such amortization was $50,000,000, $40,904,000 and $34,463,000 for the years ended December 31, 2005, 2004 and 2003, respectively. This revision in classification had no impact on previously reported operating income and net income. Total maintenance and repair expenses for the years ended December 31, 2005, 2004 and 2003, exclusive of amortization of deferred costs for major maintenance projects were $133,372,000, $113,398,000 and $87,975,000, respectively.
     Impairment of Assets
          We evaluate the realization of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate goodwill on at least an annual basis. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset’s estimated fair value. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. No impairment losses were recorded on our property and equipment or goodwill balances during the years ended December 31, 2005, 2004 and 2003. There were no other impairment losses during the years ended December 31, 2005, 2004 and 2003.
     Insurance Reserves
          We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs, loss of hire on our deepwater drillships and certain semisubmersibles and one jackup, and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the scheduled value of each rig. We retain the first $10,000,000 per event under this policy. Our protection and indemnity policy insures us for personal injury to our offshore drilling crews. Since February 2004, our protection and indemnity policy has had a standard deductible of $1,000,000 per occurrence and we retain $5,000,000 of claims in the aggregate beyond the standard deductible. From January 2002 through January 2004, we had a standard deductible of $100,000 per occurrence and we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for the marine package deductibles on a per event basis and the protection and indemnity insurance retention reserve is adjusted based on our actual claims losses during the year.
     Revenue Recognition
          Revenues generated from our dayrate-basis drilling contracts, labor contracts, engineering services and project management engagements are recognized as services are performed. We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract. We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in “Hurricane recoveries and losses, net.”

     Income Taxes
          Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble’s subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax asset or liability in these circumstances would not have had a material effect on our financial position or results of operations.
          For additional information on our accounting policies, see Note 1 to our accompanying consolidated financial statements.
ACCOUNTING PRONOUNCEMENTS
           In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision to SFAS  123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to SFAS 123, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the related cost in the income statement over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. Under SFAS 123, this accounting treatment was optional with pro forma disclosures required.
          We will adopt SFAS 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006 but for which the vesting period is not complete, we will use the modified prospective transition method permitted by SFAS 123R. Under this method, we will account for such awards on a prospective basis, with expense being recognized in our statement of income beginning in the first quarter of 2006 using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures presented in Note 1 – Organization and Significant Accounting Policies – Stock–Based Compensation Plans of the accompanying consolidated financial statements. We will recognize the related compensation cost not previously recognized in the SFAS 123 pro forma disclosures over the remaining vesting period.
           The impact that the adoption of SFAS 123R will have on our consolidated results of operations will be determined primarily by the number of stock options issued to employees in future periods. The incremental expense related to future stock option and employee stock purchase plan grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of our stock price and other factors. However, based on recent stock option issuances, we estimate that the adoption of SFAS 123R will reduce 2006 net income by approximately $7,000,000 to $9,000,000, or $.05 to $.07 per diluted share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash provided by operating activities and increase net cash provided by financing activities in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the value of the stock at the time of exercise), there were no such excess tax deductions included in net cash provided by operating activities in 2005, 2004 and 2003.
           In May 2005, the FASB issued SFAS  154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. A one percent change in the December 31, 2005 closing price of these marketable equity and debt securities would impact the carrying value of these investments by $13,000 and $445,000, respectively, excluding our investment in shares of Smedvig discussed below in this Item 7A. To mitigate the risk of losses, these investments are monitored by management to assure compliance with policies established by the Company.
     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in the plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At December 31, 2005, the Company’s liability under the Restoration Plan totaled $16,757,000. At December 31, 2005, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $168,000 and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $168,000.
     We are subject to market risk exposure related to changes in interest rates on the GS Credit Agreement and Bank Credit Agreement. Interest on the GS Credit Agreement and Bank Credit Agreement is at an agreed upon percentage point spread from LIBOR. At December 31, 2005, there were $735,000,000 of outstanding borrowings under the GS Credit Agreement and Bank Credit Agreement. An immediate change of one percent in the interest rate would cause a $7,350,000 change in interest expense on an annual basis.
     At December 31, 2005, we owned 21,095,600 Class A shares and 2,501,374 Class B shares of Smedvig, which we continue to own. The purchase price for the Class A shares was NOK 200.00 per share and for the Class B shares was NOK 150.00 per share, totaling NOK 4,594,326,100 ($691,100,000 at the date of acquisition) before certain legal and other transaction costs. We are subject to market risk exposure related to the changes in exchange rates between Norwegian Kroner (NOK) and U.S. Dollars (USD). Similarly, we are subject to market risk exposure related to the equity prices of Class A shares and Class B shares of Smedvig. A one percent change in the exchange rate between NOK and USD would affect the fair value of our investment in Smedvig shares by $6,840,000. Similarly, a one percent change in the market price of Smedvig Class A shares and Class B shares would affect the fair value of our investment by $6,915,000.
     Our Senior Notes due 2009 and 2019 bear interest at fixed interest rates of 6.95% and 7.50% per annum, respectively. Both series of notes currently trade at a premium to their face value. The estimated fair value of our Senior Notes due 2009 and 2019, based on quoted market prices, was $157,986,000 and $240,747,000 at December 31, 2005, respectively. This compares to carrying amounts (net of any unamortized discount) of $149,965,000 and $201,695,000, respectively. While our interest payments on these notes are at fixed rates, if U.S. Treasury rates were to change, the fair value of our Senior Notes could be impacted. We estimate that a one percent increase in interest rates would decrease the fair value of our Senior Notes due 2009 and 2019 by approximately $4,450,000 and $20,000,000, respectively. As we have no current plans to retire or refinance our fixed rate notes, are not highly leveraged and are not aware of any conditions that would cause our credit rating to be negatively impacted in a manner that would force refinancing of our fixed rate debt, we believe our exposure to market risk associated with our fixed rate notes is minimal.
     Although we conduct business internationally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S.

Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset one another, and our investment in shares of Smedvig, we do not currently have any significant assets, liabilities, or financial instruments that are sensitive to foreign currency exchange rates.
     We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2005, we entered into forward contracts in February, March and June 2005 to purchase 30,680,000 Euros and 20,899,000 British Pounds for the months February 2005 through June 2006. The forward contracts settled in 2005 represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. The outstanding notional amounts of these forward contracts at December 31, 2005 were approximately 7,625,000 Euros and 6,755,000 British Pounds, respectively. Similarly, we entered into forward contracts in November and December 2005 to purchase 19,124,000 Euros and 4,988,000 British Pounds for the period from January 2006 through December 2006. The forward contracts settling in 2006 represent approximately 40 percent of our forecasted Euro and British Pound requirements in 2006. The notional amount of these hedges at December 31, 2005 was $53,592,000. We entered into similar derivative instruments in 2004 to reduce our exposure to fluctuations in currency exchange rates in 2004.
     All the foreign currency contracts disclosed above were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The change in the fair value of those derivative instruments outstanding at December 31, 2005, ($1,397,000), is included in “Other current assets” or “Other current liabilities” with the cumulative unrealized loss included in “Accumulated other comprehensive (loss) income” in our Consolidated Balance Sheets. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts in the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during 2005, 2004 or 2003 related to these derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following financial statements are filed in this Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Noble Corporation:
We have completed integrated audits of Noble Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 13, 2006

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,845	$58,790
Investments in marketable securities	44,457	132,788
Accounts receivable	276,688	205,023
Insurance receivables	51,565	—
Inventories	3,940	4,013
Prepaid expenses	10,064	12,454
Other current assets	13,896	12,215

Total current assets	522,455	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	4,178,097	3,739,338
Other	66,698	65,550

	4,244,795	3,804,888
Accumulated depreciation	(1,245,776)	(1,061,268)

	2,999,019	2,743,620

INVESTMENTS IN MARKETABLE SECURITIES	673,639	528
OTHER ASSETS	151,254	138,542

	$4,346,367	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$8,972	$8,361
Accounts payable	93,914	83,012
Accrued payroll and related costs	78,558	60,911
Taxes payable	45,245	22,883
Interest payable	9,640	8,981
Other current liabilities	23,006	30,018

Total current liabilities	259,335	214,166

LONG-TERM DEBT	1,129,325	503,288
DEFERRED INCOME TAXES	227,589	206,506
OTHER LIABILITIES	6,290	8,110

	1,622,539	932,070

COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTEREST	(7,906)	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share; 400,000 shares authorized and 137,009 issued and outstanding in 2005; 400,000 shares authorized and 134,407 issued and outstanding in 2004	13,701	13,441
Capital in excess of par value	1,024,470	926,652
Retained earnings	1,736,015	1,452,974
Restricted stock (unearned compensation)	(17,099)	(11,171)
Accumulated other comprehensive (loss) income	(25,353)	2,538

	2,731,734	2,384,434

	$4,346,367	$3,307,973

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
OPERATING REVENUES
Contract drilling services	$1,209,447	$937,414	$889,603
Reimbursables	86,332	50,234	44,214
Labor contract drilling services	69,203	51,327	28,492
Engineering, consulting and other	17,155	27,256	25,071

	1,382,137	1,066,231	987,380

OPERATING COSTS AND EXPENSES
Contract drilling services	599,207	521,663	470,721
Reimbursables	76,238	44,610	39,024
Labor contract drilling services	58,698	42,610	22,496
Engineering, consulting and other	22,678	27,339	28,249
Depreciation and amortization	241,752	209,123	182,590
Selling, general and administrative	40,278	33,714	26,634
Hurricane losses and recoveries, net	(29,759)	—	—
Gain on sale of property and equipment	—	—	(3,472)

	1,009,092	879,059	766,242

OPERATING INCOME	373,045	187,172	221,138

OTHER INCOME (EXPENSE)
Interest expense	(19,786)	(34,389)	(40,291)
Other, net	10,833	9,034	6,137

INCOME BEFORE INCOME TAXES	364,092	161,817	186,984
INCOME TAX PROVISION	(67,396)	(15,731)	(20,568)

NET INCOME	$296,696	$146,086	$166,416

NET INCOME PER SHARE:
Basic	$2.18	$1.10	$1.26
Diluted	$2.16	$1.09	$1.25
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$296,696	$146,086	$166,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,752	209,123	182,590
Deferred income tax provision	36,207	5,022	4,376
Loss on sales of marketable securities	531	129	382
Equity in income of joint venture	(3,194)	(3,931)	(2,307)
Distributions received from joint venture	2,194	2,700	—
Compensation expense from stock-based plans	7,377	5,753	4,627
Hurricane losses and recoveries, net	(29,759)	—	—
Gain on sale of interest in deepwater oil and gas properties	—	—	(3,472)
Dissolution of rabbi trust	—	11,945	—
Discretionary pension funding	—	—	(17,100)
Other	2,751	(4,028)	1,518
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	(68,094)	(55,788)	15,378
Other current assets	18,968	1,187	(12,081)
Accounts payable	(2,395)	(4,164)	22,400
Other current liabilities	25,976	18,187	2,581

Net cash provided by operating activities	529,010	332,221	365,308

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	(212,050)	(110,548)	(194,400)
Other capital expenditures	(221,806)	(150,493)	(112,734)
Major maintenance expenditures	(79,663)	(72,948)	(36,984)
Proceeds from sales of property and equipment	1,129	2,135	1,606
Proceeds from sale of interest in deepwater oil and gas properties	—	—	5,200
Purchase of remaining 50% interest in the Panon, net of cash acquired	(31,576)	—	—
Repayments from joint venture	—	2,295	4,977
Investment in Smedvig	(691,100)	—	—
Investment in marketable securities	(24,973)	(233,216)	(210,020)
Proceeds from sales of marketable securities	112,628	265,352	239,285

Net cash used for investing activities	(1,147,411)	(297,423)	(303,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facilities	700,000	—	—
Payments on credit facilities	(65,000)	(25,000)	—
Payments of other long-term debt	(8,517)	(52,933)	(80,580)
Proceeds from issuance of ordinary shares	76,037	79,072	9,432
Payments of dividends	(13,655)	—	—
Repurchase of ordinary shares	(7,409)	(39,714)	—
Decrease in restricted cash	—	—	8,668

Net cash provided by (used for) financing activities	681,456	(38,575)	(62,480)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,055	(3,777)	(242)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	58,790	62,567	62,809

CASH AND CASH EQUIVALENTS, END OF YEAR	$121,845	$58,790	$62,567

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
ORDINARY SHARES
Balance at beginning of year	134,407	$13,441	133,894	$13,389	133,534	$13,353
Exercise of stock options	2,412	241	3,048	305	413	41
Treasury shares cancelled upon restructuring	—	—	(1,625)	(162)	—	—
Repurchase of ordinary shares	(100)	(10)	(1,087)	(109)	—	—
Issuance of restricted shares	267	27	238	24	—	—
Other	23	2	(61)	(6)	(53)	(5)

Balance at end of year	137,009	13,701	134,407	13,441	133,894	13,389

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year		926,652		915,240		905,865
Exercise of stock options		75,796		78,767		9,391
Tax benefit of stock options		14,432		11,840		820
Treasury shares cancelled upon restructuring		—		(46,832)		—
Repurchase of ordinary shares		(7,399)		(39,605)		—
Issuance of restricted shares		14,257		8,919		—
Restricted shares surrendered for employee taxes		(2,548)		(2,120)		(1,430)
Other		3,280		443		594

Balance at end of year		1,024,470		926,652		915,240

RETAINED EARNINGS
Balance at beginning of year		1,452,974		1,306,888		1,140,472
Net income		296,696		146,086		166,416
Dividends paid ($0.10 per share)		(13,655)		—		—

Balance at end of year		1,736,015		1,452,974		1,306,888

TREASURY STOCK
Balance at beginning of year	—	—	(1,700)	(49,121)	(1,791)	(51,317)
Treasury shares cancelled upon restructuring	—	—	1,625	46,994	—	—
Contribution to employee benefit plans	—	—	72	2,037	79	2,076
Other	—	—	3	90	12	120

Balance at end of year	—	—	—	—	(1,700)	(49,121)

RESTRICTED STOCK (UNEARNED COMPENSATION)
Balance at beginning of year		(11,171)		(7,981)		(12,871)
Issuance of restricted shares		(14,284)		(8,943)		—
Compensation expense recognized		7,377		5,753		4,627
Other		979		—		263

Balance at end of year		(17,099)		(11,171)		(7,981)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		2,538		10		(6,292)
Other comprehensive income (loss)		(27,891)		2,528		6,302

Balance at end of year		(25,353)		2,538		10

TOTAL SHAREHOLDERS’ EQUITY	137,009	$2,731,734	134,407	$2,384,434	132,194	$2,178,425

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Year Ended
December 31, 2005
NET INCOME	$296,696

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Foreign currency translation adjustments	(4,148)
Unrealized holding loss on securities	(18,491)
Unrealized losses on foreign currency forward contracts	(1,397)
Unrealized losses on interest rate swaps	(2,509)
Minimum pension liability adjustment (net of tax provision of $725)	(1,346)

Other comprehensive loss	(27,891)

COMPREHENSIVE INCOME	$268,805

Year Ended
December 31, 2004
NET INCOME	$146,086

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	3,079
Unrealized holding loss on securities	(490)
Minimum pension liability adjustment (net of tax provision of $33)	(61)

Other comprehensive income	2,528

COMPREHENSIVE INCOME	$148,614

Year Ended
December 31, 2003
NET INCOME	$166,416

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	192
Unrealized holding loss on securities	(296)
Minimum pension liability adjustment (net of tax benefit of $3,450)	6,406

Other comprehensive income	6,302

COMPREHENSIVE INCOME	$172,718

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Noble Corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) is primarily engaged in contract drilling services in key markets worldwide. We provide drilling-related products and services to our customers. We also provide labor contract drilling services, well site and project management services, and engineering services. Our operations are conducted principally in the Middle East, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa, India and Canada.
Consolidation/Basis of Presentation
     The consolidated financial statements include the accounts of Noble and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in corporate affiliates where we have a significant influence but not a controlling interest.
     The Company has equity investments in affiliates from time to time. The fair value of these investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing the potential impairment for these investments, we consider these factors, as well as forecasted financial performance of our investees. If these forecasts are not met, impairment charges may be required.
Foreign Currency Translation
     We follow a translation policy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2005, 2004 and 2003. We use the Canadian Dollar and British Pound, respectively, as the functional currency for our labor contract drilling services in Canada and the North Sea.
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
     In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our labor contract drilling services in Canada and the United Kingdom are calculated based on their respective local functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2005, 2004 or 2003.
Inventories
     Inventories consist of spare parts, material and supplies held for consumption and are stated principally at the lower of average cost or fair value.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Property and Equipment
     Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2005 and 2004, there were $612,135,000 and $469,623,000, respectively, of construction in progress. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over the estimated useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.
     Interest is capitalized on construction in progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2005, 2004 and 2003 was $13,989,000, $0 and $0, respectively.
     Scheduled maintenance of equipment and overhauls are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls related to major maintenance projects that benefit the periods between overhauls and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other assets” in the Consolidated Balance Sheets. Such amounts totaled $118,703,000 and $88,621,000 at December 31, 2005 and 2004, respectively.
     In order to allow readers of our financial statements to identify more easily costs that benefit multiple years associated with rigs, amortization of deferred costs for major maintenance projects has been reclassified in the consolidated financial statements for all periods and is now reflected along with depreciation in “Depreciation and amortization”. In prior periods, amortization of deferred costs for major maintenance projects was included in contract drilling services expenses and labor contract drilling services expenses. The amount of such amortization was $50,000,000, $40,904,000 and $34,463,000 for the years ended December 31, 2005, 2004 and 2003, respectively. This revision in classification had no impact on previously reported net income. Total maintenance and repair expenses for the years ended December 31, 2005, 2004 and 2003, exclusive of amortization of deferred costs for major maintenance projects, were $133,372,000, $113,398,000 and $87,975,000, respectively.
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
     No material impairment losses were recorded on our property and equipment balances during the years ended December 31, 2005, 2004 and 2003.
Goodwill and Other Assets
     We evaluate the realization of our goodwill on at least an annual basis, and on our remaining long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Our goodwill balance was $14,638,000 at each of December 31, 2005 and 2004. All of our goodwill is attributable to our Engineering and Consulting Services Segment. No impairment losses were recorded on our goodwill balances during the years ended December 31, 2005, 2004 and 2003.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Deferred debt issuance costs, which totaled $2,303,000 and $2,194,000 at December 31, 2005 and 2004, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $403,000, $645,000 and $1,016,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the interest method. The amortization of debt issuance costs is included in interest expense.
Insurance Reserves
     We maintain insurance coverage against certain marine liabilities, including liability for physical damage to our drilling rigs, loss of hire on our deepwater drillships and certain semisubmersibles and one jackup, and personal injury to our drilling crews. Our marine package policy insures us for physical damage to our drilling rigs up to the scheduled value of each rig. We retain the first $10,000,000 per event under this policy. Our protection and indemnity policy insures us for personal injury to our offshore drilling crews. Since February 2004, our protection and indemnity policy has had a standard deductible of $1,000,000 per occurrence and we retain $5,000,000 of claims in the aggregate beyond the standard deductible. From January 2002 through January 2004, we had a standard deductible of $100,000 per occurrence and we retained $7,250,000 of claims in the aggregate beyond the standard deductible. We accrue for the marine package deductibles on a per event basis and the protection and indemnity insurance retention reserve is adjusted based on our actual claims losses during the year.
Revenue Recognition
     Revenues generated from our dayrate-basis drilling contracts, labor contracts, drilling-related products, engineering services and project management engagements are recognized as services are performed.
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
     We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in “Hurricane recoveries and losses, net.”
Income Taxes
     Noble is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble’s subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax asset or liability in these circumstances would not have had a material effect on our financial position or results of operations.
     Noble operates through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., the Cayman Islands or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In 2005, one customer accounted for $159,384,000 or 12 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. Another customer accounted for $137,306,000 or 10 percent of consolidated operating revenues, of which all was also included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2005. In 2004, one customer accounted for $150,017,000 or 14 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. Another customer accounted for $105,405,000 or 10 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2004. In 2003, one customer accounted for $138,254,000 or 14 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. Another customer accounted for $129,473,000 or 13 percent of consolidated operating revenues, of which all was included in our international contract drilling services segment. No other customer accounted for more than 10 percent of consolidated operating revenues in 2003.
Supplemental Cash Flow Information

	Year Ended December 31,
	2005	2004	2003
Cash paid during the period for:
Interest, net of amounts capitalized	$18,724	$33,911	$39,162
Income taxes (net of refunds)	$13,328	$27,409	$10,509
Stock-Based Compensation Plans
     We have several stock-based compensation plans. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). No compensation expense was recognized in the years ended December 31, 2005 and 2004 related to stock option awards, although compensation expense was recognized for the Company’s restricted stock awards during these periods.
     1991 Stock Option and Restricted Stock Plan
     Our 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our ordinary shares, with or without stock appreciation rights, and the awarding of restricted shares to selected employees. At December 31, 2005, there were 3,184,199 shares available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of an ordinary share on the date of grant and vest one-third annually, commencing one year after the grant date.
     1992 Nonqualified Stock Option Plan
     Our 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the “1992 Plan”) provides for the granting of nonqualified stock options to non-employee directors of Noble. At December 31, 2005, 213,500 shares were available for grant under the 1992 Plan. We grant options at fair market value on the grant date. The options

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan.
     A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2005, 2004 and 2003 and the changes during the year ended on those dates is presented below (actual amounts):

	2005		2004		2003
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of the year	5,816,359	$31.99	8,630,114	$29.86	9,187,658	$29.64
Granted	725,450	53.18	334,485	37.61	45,000	32.11
Exercised	(2,412,624)	31.74	(3,056,216)	25.87	(413,079)	22.83
Forfeited	(137,177)	43.99	(92,024)	33.69	(189,465)	35.01

Outstanding at end of year	3,992,008	$36.14	5,816,359	$31.99	8,630,114	$29.86

Exercisable at end of year	3,175,786	$32.52	5,005,471	$31.83	6,995,876	$29.55

     The following table summarizes information about stock options outstanding at December 31, 2005 (actual amounts):

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of Exercise			Number	Remaining	Average	Number	Average
Prices			Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$9.81	to	$14.00	6,000	0.1	$9.81	6,000	$9.81
14.01	to	28.31	810,237	2.5	23.24	810,237	23.24
28.32	to	48.81	2,515,521	5.9	35.88	2,359,549	35.77
48.82	to	69.25	660,250	9.3	53.17	—	—

$9.81	to	$69.25	3,992,008	5.7	$36.14	3,175,786	$32.52

     Additional disclosures required by SFAS 123 are as follows:

	December 31,
	2005	2004	2003
Weighted average fair value per option granted	$21.37	$15.80	$13.41

Valuation assumptions:
Expected option term (years)	5	5	5
Expected volatility	41.29%	42.27%	43.32%
Expected dividend yield	0.18%	0%	0%
Risk-free interest rate	3.78%	3.52%	2.88%

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS 123:

	Year Ended December 31,
	2005	2004	2003
Net income — as reported	$296,696	$146,086	$166,416
Compensation expense, net of tax, as reported	4,795	3,739	3,008
Compensation expense, net of tax, pro forma	(11,126)	(12,887)	(20,085)

Net income — pro forma	$290,365	$136,938	$149,339

Net income per share:
Basic — as reported	$2.18	$1.10	$1.26
Basic — pro forma	$2.13	$1.03	$1.13

Diluted — as reported	$2.16	$1.09	$1.25
Diluted — pro forma	$2.11	$1.02	$1.12
Other Stock-Based Compensation
     At December 31, 2002, we had a total of 480,400 shares of restricted stock that had been awarded to selected employees and remained unvested. No restricted shares were awarded in 2003. In April 2004, we awarded selected employees 95,237 time-vested restricted shares that vest one-third per year over a three-year period commencing on the first anniversary date of the award. In April 2004, we also awarded selected employees performance-vested restricted shares that have a three-year performance period from 2004 through 2006. The actual number of shares awarded and available for vesting will vary depending on the degree of achievement of certain specified corporate performance criteria over the three-year performance period. The maximum number of these performance-vested restricted shares that could vest is 142,852. In 2005, we awarded selected employees an aggregate of 105,000 time-vested restricted shares. These restricted shares vest one-third per year over a three-year period commencing on the first anniversary date of the award. In 2005, we also awarded selected employees performance-vested restricted shares that have a three-year performance period from 2005 through 2007. The actual number of shares awarded and available for vesting may vary depending on the degree of achievement of certain specified corporate performance criteria over the three-year performance period. The maximum number of these performance-vested restricted shares that could vest is 161,775. Nonvested shares will be forfeited.
     A summary of the restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Restricted shares:
Shares awarded	105,000	95,237	—
Weighted-average share price at award date	$53.67	$37.56	$—
Performance restricted shares:
Shares awarded (maximum available)	161,775	142,852	—
Weighted-average share price at award date	$53.72	$37.56	$—
Compensation expense recognized	$7,377	$5,753	$4,627
Certain Significant Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision to SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to SFAS 123, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the related cost in the income statement over the period in which the employee services are performed, which is usually the equity instrument’s vesting period. Under SFAS 123, this accounting treatment was optional with pro forma disclosures required.
     We will adopt SFAS 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006 but for which the vesting period is not complete, we will use the modified prospective transition method permitted by SFAS 123R. Under this method, we will account for such awards on a prospective basis, with expense being recognized in our statement of income beginning in the first quarter of 2006 using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures presented in Stock Based Compensation Plans of this Note 1. We will recognize the related compensation cost not previously recognized in the SFAS 123 pro forma disclosures over the remaining vesting period.
     The impact that the adoption of SFAS 123R will have on our consolidated results of operations will be determined primarily by the number of stock options issued to employees in future periods. The incremental expense related to future stock option and employee stock purchase plan grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of our stock price and other factors. However, based on recent stock option issuances, we estimate that the adoption of SFAS 123R will reduce 2006 net income by approximately $7,000,000 to $9,000,000, or $.05 to $.07 per diluted share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash provided by operating activities and increase net cash provided by financing activities in periods after adoption. Although we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and the value of the stock at the time of exercise), there were no such excess tax deductions included in net cash provided by operating activities in 2005, 2004 and 2003.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. SFAS No. 154 establishes the method of retrospective application as the required method of reporting a change in accounting principle, unless impracticable or the new accounting principle explicitly states transition requirements, and the Company expects that in the future there will be more instances of retrospective application of new accounting principles to prior periods whereas previously such applications were typically required to be reported as a cumulative effect adjustment in the period in which the accounting principle was adopted. With respect to reporting the correction of an error in previously issued financial statements, SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 which requires the correction to be reflected as a prior restatement of the corresponding periods. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations.
NOTE 2 — CORPORATE RESTRUCTURING
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

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 3 — NET INCOME PER SHARE
     The basic and diluted net income per share (“EPS”) computations for the years ended December 31, 2005, 2004 and 2003 are as follows (shares in thousands):

	Net	Basic	Basic	Diluted	Diluted
	Income	Shares	EPS	Shares	EPS
2005	$296,696	136,253	$2.18	137,561	$2.16

2004	146,086	132,897	1.10	134,115	1.09

2003	166,416	131,948	1.26	133,007	1.25
     Included in diluted shares are ordinary share equivalents relating primarily to outstanding stock options covering 1,309,000, 1,218,000 and 1,059,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively. The computation of diluted earnings per share for 2005, 2004 and 2003 did not include options to purchase 10,000, 100,000 and 1,804,000 ordinary shares, respectively, because the options’ exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above for 2004 and 2003 are ordinary shares held in a Rabbi Trust, which was liquidated and terminated in December 2004. Ordinary shares held by the trust, which were to have been used for future funding of the Company’s stock-based compensation plans, were cancelled and retired upon the dissolution of the trust.
NOTE 4 — ACQUISITIONS
     In August 2005, in accordance with the provisions of our joint venture agreement, we acquired the remaining 50 percent equity interest in our Noble Crosco Drilling Ltd. Joint venture, which owned the Panon, for an exercise price of $31,917,000. Operating results from the Panon, renamed the Noble Harvey Duhaney, have been fully consolidated since the date of acquisition.
     In October 2004, we exercised our option to purchase the Noble David Tinsley (formerly Maersk Valiant) jackup for an exercise price of $28,400,000. In June 2003, we paid an option fee of $13,200,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $41,600,000.
     In July 2004, we exercised our option to purchase the Noble Cees van Diemen (formerly Maersk Viking) jackup for an exercise price of $32,900,000. In June 2003, we paid an option fee of $15,000,000 for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47,900,000.
     In June 2004, we purchased the Noble Mark Burns (formerly Okhi) jackup for $29,500,000 in cash.
     In September 2003, we exercised our option to purchase the Noble Charlie Yester (formerly Trident 18) jackup from a subsidiary of Schlumberger Limited for an exercise price of $32,900,000 in cash. In December 2002, we had paid an option fee of $14,100,000 in cash for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47,000,000. In July 2003, we exercised our option to purchase the Noble Gene House (formerly Trident 19) jackup from this subsidiary of Schlumberger for an exercise price of $25,200,000 in cash. In December 2002, we had paid an option fee of $10,800,000 in cash for the right to acquire the unit. Our aggregate purchase price for this rig was therefore $36,000,000.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 5 — MARKETABLE SECURITIES
Current Marketable Securities
     At December 31, 2005 and 2004, we owned marketable debt securities with a fair value of $44,457,000 and $132,788,000, respectively. These investments are classified as available for sale and are included in “Investment in marketable securities” in the Consolidated Balance Sheets at their fair value. Our balance of marketable debt securities at December 31, 2005 includes $27,806,000 that mature within one year and $16,651,000 that mature between one and five years. We recognized in other comprehensive income (loss) a net unrealized holding gain of $200,000 and in earnings a net realized loss of $531,000 related to these investments in 2005. We recognized in other comprehensive income (loss) a net unrealized holding loss of $773,000 in 2004. In 2004 and 2003, we recognized realized losses on these securities of $129,000 and $382,000, respectively. Realized gains and losses on sales of marketable securities are based on the specific identification method. The following table highlights additional information applicable to our investments in marketable debt securities classified as available for sale as of December 31, 2005 and 2004:

	December 31,
	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government Obligations	$8,759	$—	$(89)	$8,670	$8,764	$—	$(36)	$8,728
Corporate debt securities	11,978	—	(128)	11,850	81,866	11	(410)	81,467
Asset-backed securities	24,351	—	(414)	23,937	42,989	5	(401)	42,593

Total	$45,088	$—	$(631)	$44,457	$133,619	$16	$(847)	$132,788

     The credit quality of each of our investments in marketable debt securities is rated no lower than “A” or “A2” by Standard & Poor’s and Moody’s Investors Service (“Moody’s”), respectively.
     Our investments in corporate debt securities included auction rate securities of $41,400,000 at December 31, 2004. We had no investments in auction rate securities as of December 31, 2005. These auction rate securities were recorded at cost, which approximated fair value due to their variable interest rates, which interest rates reset within a period of less than 60 days. Although these securities had long-term stated contractual maturities, we had the ability to quickly liquidate these securities. As a result, we classified these securities as current investments. Because these securities were recorded at cost, which approximated fair value, we had no realized or unrealized gains or losses related to these securities during the years ended December 31, 2005, 2004 and 2003. All income related to these current investments was recorded as interest income.
Non-Current Marketable Securities
     At December 31, 2005 and 2004, we owned marketable equity securities (exclusive of our investment in Smedvig discussed below) with a fair value of $1,535,000 and $528,000, respectively. We recorded in “Other comprehensive income (loss)” a gross unrealized gain of $1,009,000 in 2005 and $283,000 in 2004. These investments are classified as available-for-sale and are included in “Investments in marketable securities” in the Consolidated Balance Sheets at their respective fair value.
     On December 23, 2005, we acquired, directly and indirectly, 21,095,600 Class A shares and 2,501,374 Class B shares of Smedvig ASA (“Smedvig”). Our acquisition comprised 39.2 percent of the Class A voting shares and 28.9 percent of the total capital shares of Smedvig. The purchase price for the Class A shares was NOK 200.00 per share and for the Class B shares was NOK 150.00 per share, totaling NOK 4,594,326,100 ($691,100,000 at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Smedvig shares, including related transaction costs, with an aggregate of $700,000,000 in new debt borrowings (See Note 8).
     On January 23, 2006, SeaDrill Limited, a Bermudian limited company (“SeaDrill”), reported that SeaDrill had received acceptances for a total of 24,876,009 Class A shares and 15,417,402 Class B shares of Smedvig under the voluntary offer conducted by SeaDrill for shares of Smedvig. SeaDrill further reported that, including its already

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
owned shares, SeaDrill controlled 51.24 percent of the Class A shares and 52.47 percent of the Smedvig capital. SeaDrill has expressed its intention to put forward a mandatory offer in Norway together with a tender offer in the United States to all remaining shareholders in Smedvig as soon as practically possible (see Note 19). In addition, at an extraordinary general meeting of Smedvig held on February 16, 2006, shareholders elected a board of directors composed of five members, including John Fredriksen, Tor Olav Troim and Kate Blankenship, each of whom is a director of SeaDrill. Mr. Fredriksen was elected Chairman of the Board of Smedvig at the meeting. As a result of the foregoing, we are currently reviewing all available alternatives relative to our investment in Smedvig shares, and we reserve the right to pursue all options available to us.
     Our investment in Smedvig is accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, because of the lack of significant influence over the operating and financial policies of Smedvig. Our investment in Smedvig is classified as available-for-sale securities pursuant to SFAS 115. Accordingly, the fair value of our Smedvig investment is presented on the Consolidated Balance Sheet and unrealized holding gains or losses are excluded from earnings and reported in a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss)”, until realized. At December 31, 2005, the fair value of our Smedvig investment totaled $672,104,000 and our cost basis totaled $691,804,000 resulting in an unrealized loss of $19,700,000, which was included as a component of “Other comprehensive income (loss)”. The terms of the Company’s Smedvig share purchase agreement require that any resale of the Smedvig shares by us during the period through December 12, 2006 at a price in excess of the original purchase price (NOK basis) we paid is payable by us to the parties from whom we originally purchased such shares. Accordingly, our ability to realize a gain on resale is limited through December 12, 2006.
NOTE 6 — COMPREHENSIVE INCOME
     We report and display comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), which establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during the period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in the enterprise’s financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders’ equity separately from retained earnings and additional paid-in capital.
     The following table sets forth the components of accumulated other comprehensive income (loss), net of deferred taxes:

			Unrealized	Unrealized		Accumulated
	Foreign	Unrealized	(Losses) Gains on	(Losses) Gains	Minimum	Other
	Currency	(Losses) Gains	Foreign Currency	on Interest	Pension	Comprehensive
	Items	on Securities	Forward Contracts	Rate Swaps	Liability	Income (Loss)
Balance at December 31, 2002	$1,248	$(726)	$—	$—	$(6,814)	$(6,292)
2003-period change	192	(296)	—	—	6,406	6,302

Balance at December 31, 2003	1,440	(1,022)	—	—	(408)	10
2004-period change	3,079	(490)	—	—	(61)	2,528

Balance at December 31, 2004	4,519	(1,512)	—	—	(469)	2,538
2005-period change	(4,148)	(18,491)	(1,397)	(2,509)	(1,346)	(27,891)

Balance at December 31, 2005	$371	$(20,003)	$(1,397)	$(2,509)	$(1,815)	$(25,353)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 7 — INVESTMENTS IN JOINT VENTURES
     On June 13, 2000, we formed Noble Crosco Drilling Ltd. (“Noble Crosco”) with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon jackup for its 50 percent equity interest. In August 2005, in accordance with the provisions of our joint venture agreement, we acquired the remaining 50 percent equity interest in our Noble Crosco Drilling Ltd. joint venture for an exercise price of $31,576,000, net of cash acquired. Prior to our acquisition of the remaining 50 percent equity interest in Noble Crosco Drilling, Ltd., we accounted for our investment using the equity method. Operating results from the Panon, renamed the Noble Harvey Duhaney, have been fully consolidated since the date of acquisition of the remaining 50 percent equity interest.
     Balances related to joint ventures for 2005 and 2004 are reflected in the table below:

	2005	2004
Equity in income of investments (1)	$3,194	$3,931
Investments (2)	—	18,804

(1)	Balance included in “Other, net” in the Consolidated Statements of Income. Amounts exclude management fees and interest income related to joint ventures of $865,000 and $1,253,000 in 2005 and 2004, respectively.

(2)	Balance included in “Other Assets” in the Consolidated Balance Sheets.
NOTE 8 — DEBT
     On December 22, 2005, Noble, Noble Holding (U.S.) Corporation (“NHC”) and Noble Drilling Corporation (“Noble Drilling”) entered into a credit agreement (the “GS Credit Agreement”) with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”), pursuant to which Noble Drilling borrowed $600,000,000 (see Note 5). Noble, NHC and Noble Drilling Holding LLC have unconditionally guaranteed the performance of Noble Drilling under the GS Credit Agreement. Each of NHC, Noble Drilling and Noble Drilling Holding LLC is a direct or indirect wholly-owned subsidiary of Noble. The GS Credit Agreement contains various affirmative and negative covenants, including maintenance of specified interest coverage and debt-to-capital ratios, restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. The interest rate under the GS Credit Agreement, which adjusts periodically with LIBOR, was 4.77 percent at December 31, 2005. On March 2, 2006, the parties to the GS Credit Agreement amended its terms, including provisions to extend the maturity through April 1, 2007 and to provide Goldman Sachs a right of syndication under certain conditions.
     For information regarding our unsecured revolving bank credit facility, see Note 9 – Bank Credit Agreement.
     On March 16, 1999, we issued $150,000,000 principal amount of our 6.95% Senior Notes due 2009 and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (together, the “Senior Notes”). Interest on the Senior Notes is payable on March 15 and September 15 of each year. The Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Senior Notes are senior unsecured obligations and the indenture governing the Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     We were in compliance with all our debt covenants at December 31, 2005.
     The following table summarizes our long-term debt:

	December 31,
	2005	2004
6.95% Senior Notes due 2009	$149,965	$149,954
7.50% Senior Notes due 2019	201,695	201,695
Bank Credit Agreement	135,000	100,000
GS Credit Agreement	600,000	—
Project Financing — Thompson Notes	51,637	60,000

Total Debt	1,138,297	511,649
Current Maturities	(8,972)	(8,361)

Long-term Debt	$1,129,325	$503,288

     The fair value of our Senior Notes at December 31, 2005 was $398,733,000, based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The fair value of the indebtedness outstanding under our floating interest rate Bank Credit Agreement (as defined in Note 9), the GS Credit Agreement and the Thompson Notes approximates their respective carrying values.
     Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
6.95% Senior Notes due 2009	$—	$—	$—	$149,965	$—	$—	$149,965
7.50% Senior Notes due 2019	—	—	—	—	—	201,695	201,695
Bank Credit Agreement	—	—	—	135,000	—	—	135,000
Thompson Notes	8,972	9,630	10,335	22,700	—	—	51,637
GS Credit Agreement	—	600,000	—	—	—	—	600,000

Total	$8,972	$609,630	$10,335	$307,665	$—	$201,695	$1,138,297

NOTE 9 — BANK CREDIT AGREEMENT
     We have an unsecured revolving bank credit facility totaling $300,000,000, including a letter of credit facility totaling $50,000,000, through November 30, 2009 (the “Bank Credit Agreement”). Noble and NHC have unconditionally guaranteed the performance of Noble Drilling under the Bank Credit Agreement. The Bank Credit Agreement contains various affirmative and negative covenants, including restrictive covenants, including maintenance of specified interest coverage and debt-to-capital ratios, restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. At December 31, 2005, we had borrowings and letters of credit of $135,000,000 and $7,072,000, respectively, outstanding under the Bank Credit Agreement, with $157,928,000 remaining available thereunder. At December 31, 2005, we had letters of credit and third-party guarantees of $65,014,000 and performance and customs bonds totaling $76,575,000 supported by surety bonds outstanding in addition to amounts outstanding under the Bank Credit Agreement. The interest rate under the Bank Credit Agreement, which adjusts periodically with LIBOR, was 5.02 percent at December 31, 2005.
NOTE 10 — INTERESTS IN DEEPWATER OIL AND GAS PROPERTIES
     In 2000, we received interests in several deepwater oil and gas properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. We reported income before income taxes from such properties of $743,000 and $3,246,000 in 2004 and 2003, respectively.
     In December 2003, we sold our interest in Mariner Energy’s Green Canyon property to ENI Petroleum for $5,200,000 in cash. We realized a gain of $3,472,000 upon this sale.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 11 — SHAREHOLDERS’ EQUITY
     The shareholder rights plan of Noble, which was substantially similar to the previous Noble Drilling stockholder rights plan, became effective in connection with our corporate restructuring (see Note 2). The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, one right (“Right”) was attached to each of our ordinary shares. Each Right would have entitled the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Shares, par value $1.00 per share (“Series A Preferred Shares”), at an exercise price of $120.00. In June 2005, Noble amended the agreement setting forth the rights plan (the “Rights Agreement”) to extend the term of the rights plan and to increase the purchase price with respect to each Right. As a result of an amendment to the Rights Agreement effective as of February 3, 2006 and the adoption by the Board of Directors of Noble of the Noble Corporation Board Policy on Shareholder Rights Plans, the Rights Agreement expired as of that date and no rights to purchase Series A Preferred Shares remain outstanding.
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
     Share repurchases and sales of put options were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares. During 2005, we repurchased 100,000 of our ordinary shares at an average price of $74.09 per ordinary share for a total cost of $7,409,000. During 2004, we repurchased 1,087,000 of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39,714,000. We did not repurchase any of our ordinary shares during 2003. At March 1, 2006, 9,062,000 shares remained available under this authorization.
NOTE 12 — INCOME TAXES
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
     In certain circumstances, management expects that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should management’s expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The components of the net deferred taxes were as follows:

	December 31,	December 31,
	2005	2004
Deferred tax assets:
United States:
Net operating loss carryforwards	$11,048	$28,295
Tax credit carryforwards	23,755	24,570
International:
Excess of net tax basis over remaining book basis	195	—

Deferred tax assets	34,998	52,865
Less: Valuation allowance	(11,048)	(12,118)

Net deferred tax assets	$23,950	$40,747

Deferred tax liabilities:
United States:
Excess of net book basis over remaining tax basis	$(251,539)	$(246,892)
International:
Excess of net book basis over remaining tax basis	—	(361)

Deferred tax liabilities	$(251,539)	$(247,253)

Net deferred tax liabilities	$(227,589)	$(206,506)

     Income before income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
United States	$128,060	$(12,310)	$(3,996)
International	236,032	174,127	190,980

Total	$364,092	$161,817	$186,984

     The income tax provision consisted of the following:

	Year Ended December 31,
	2005	2004	2003
Current — United States	$2,743	$(8,403)	$(2,561)
Current — International	28,446	19,112	18,753
Deferred — United States	36,786	11,546	14,878
Deferred — International	(579)	(6,524)	(10,502)

Total	$67,396	$15,731	$20,568

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2005	2004	2003
Statutory rate	0.0%	0.0%	0.0%
Effect of:
U.S. tax rate which is different than the Cayman Islands rate	10.8	9.8	3.6
Internal restructuring of non-U.S. assets	1.7	—	—
International tax rates which are different than the Cayman Islands rate	7.1	10.9	7.3
Reserve for (resolution of) tax authority audits	0.7	(6.7)	—
Change in tax status of international subsidiaries	—	(2.7)	—
Release of valuation allowance	(1.5)	—	—
U.S. and international return to provision adjustments	(0.2)	(1.8)	—
Other	(0.1)	0.2	0.1

Total	18.5%	9.7%	11.0%

     Certain of our subsidiaries file stand alone tax returns in the U.S. Our total U.S. net operating loss (“NOL”) carryforwards at December 31, 2005 for these subsidiaries were $31,560,000. Due to insufficient earnings history with these subsidiaries, we have fully offset the deferred tax asset attributable to the U.S. NOLs with a valuation allowance. These NOLs can be carried forward 20 years and begin to expire in 2023.
     We had AMT credit carryforwards of $14,470,000 and $17,444,000 at December 31, 2005 and 2004, respectively. We expect to fully utilize these credits, which can be carried forward indefinitely. Therefore, there is no valuation allowance offsetting this asset. We had foreign tax credit carryforwards of $9,285,000 at December 31, 2005. These credits can be carried forward ten years, and begin to expire in 2010. Due to contracts received by U.S.-owned rigs operating in international jurisdictions during 2005, the Company believes these foreign tax credits will be utilized in 2006. Therefore, in 2005 we reversed a valuation allowance of $5,560,000 previously offset against these credits.
     During 2004, we recorded a tax benefit of $10,803,000 due to the resolution of certain tax authority audits. Also during 2004, two of our subsidiaries were granted approval by an international tax authority to be taxed on a deemed profit basis in its jurisdiction. We recorded a one-time tax benefit of $4,431,000 due to the change in tax status of these subsidiaries in such jurisdiction.
     Due to our ability to redeploy units between international jurisdictions, we do not generally expect our rig-owning subsidiaries operating internationally to incur significant deferred income tax liabilities. Therefore, deferred tax has generally not been recorded for these subsidiaries. Should our expectations change regarding these subsidiaries, we will adjust deferred taxes accordingly. Our recognition of a deferred tax liability in these circumstances would not have had a material effect on our results of operations for 2005, 2004 or 2003, and would have had no effect on our liquidity or our cash flows.
     During 2005, the Company restructured certain of its foreign assets and subsidiaries in a transaction designed to consolidate our non U.S.-owned drilling units and operations. The Company’s income tax provision for 2005 includes $6,300,000 related to this asset consolidation. As a result of this restructuring, the Company’s subsidiaries did not have significant undistributed earnings at December 31, 2005. Management does not intend to repatriate future undistributed earnings of its subsidiaries except for distributions upon which incremental income and withholding taxes would not be material.
NOTE 13 — EMPLOYEE BENEFIT PLANS
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

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In 2005, we made total fundings of $6,965,000 and $11,967,000 to our international and domestic pension plans, respectively. In 2004, we made total fundings of $802,000, and $587,000 to our international and domestic pension plans, respectively. We made total fundings of $12,040,000 and $10,115,000 to our international and domestic pension plans in 2003, respectively. We expect fundings to our international and domestic plans in 2006 to aggregate approximately $14,000,000.
     All of our plans use December 31 as the measurement date.
     A reconciliation of the changes in projected benefit obligations for our international and domestic plans is as follows:

	Year Ended December 31,
	2005		2004
	International	Domestic	International	Domestic
Benefit obligation at beginning of year	$50,256	$77,207	$41,542	$68,945
Service cost	2,455	4,637	2,411	4,455
Interest cost	2,670	4,318	2,418	4,097
Actuarial losses	14,122	6,887	1,060	1,415
Benefits paid	(1,410)	(2,087)	(898)	(2,072)
Plan participants’ contribution	205	—	216	—
Foreign exchange rate changes	(2,506)	—	3,507	—
Other	1	—	—	367

Benefit obligation at end of year	$65,793	$90,962	$50,256	$77,207

     For the international plans, the increase in actuarial losses in 2005 as compared to 2004 was principally due to the increase in male life expectancy from 82 to 86 years, based on changes in mortality assumptions utilized by the Continuous Mortality Investigation Bureau in the United Kingdom. For the qualified domestic plans, the increase in actuarial losses in 2005 as compared to 2004 was principally due to the increase in male life expectancy by four months to 83 years, as determined under mortality tables prepared by the Society of Actuaries, coupled with increases in salaries.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2005		2004
	International	Domestic	International	Domestic
Fair value of plan assets at beginning of year	$52,561	$57,074	$44,171	$53,386
Actual return on plan assets	9,025	5,158	2,998	5,173
Employer contribution	6,965	11,967	802	587
Plan participants’ contribution	205	—	216	—
Benefits and expenses paid	(1,410)	(2,087)	(963)	(2,072)
Foreign exchange rate changes	(4,866)	—	5,337	—

Fair value of plan assets at end of year	$62,480	$72,112	$52,561	$57,074

     The funded status of the plans is as follows:

	December 31,
	2005		2004
	International	Domestic	International	Domestic
Funded status	$(3,313)	$(18,850)	$2,305	$(20,133)
Unrecognized net loss	10,519	23,117	991	17,501
Unrecognized prior service cost	—	1,434	—	1,695
Unrecognized transition obligation	1,107	—	1,326	—

Net amount recognized	$8,313	$5,701	$4,622	$(937)

     Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2005		2004
	International	Domestic	International	Domestic
Prepaid (accrued) pension cost	$8,313	$2,352	$4,622	$(3,611)
Intangible asset	—	557	—	1,953
Accumulated other comprehensive loss	—	2,792	—	721

Net amount recognized	$8,313	$5,701	$4,622	$(937)

     Pension cost includes the following components:

	Year Ended December 31,
	2005		2004		2003
	International	Domestic	International	Domestic	International	Domestic
Service cost	$2,455	$4,637	$2,411	$4,455	$1,957	$3,504
Interest cost	2,670	4,318	2,418	4,097	2,015	3,486
Return on plan assets	(3,094)	(4,718)	(3,023)	(4,273)	(1,856)	(3,376)
Amortization of prior service cost	—	262	—	260	—	217
Amortization of transition obligation	159	—	168	—	530	—
Recognized net actuarial loss (gain)	13	831	(58)	900	(358)	697

Net pension expense	$2,203	$5,330	$1,916	$5,439	$2,288	$4,528

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Other information regarding our international and domestic plans is summarized below:

	December 31,
	2005		2004
	International	Domestic	International	Domestic
Projected benefit obligation	$65,793	$90,962	$50,256	$77,207
Accumulated benefit obligation	61,460	72,064	48,716	63,327
Fair value of plan assets	62,480	72,112	52,561	57,074
Increase in minimum liability included in other comprehensive income (loss)	—	2,071	—	94
     The key assumptions for the plans are summarized below:

	December 31,
	2005		2004
	International	Domestic	International	Domestic
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.25%-5.10%	5.50%	4.75%-5.70%	5.75%
Rate of compensation increase	3.60%-3.88%	5.00%	3.70%-3.88%	5.00%

	December 31,
	2005		2004		2003
	International	Domestic	International	Domestic	International	Domestic
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.75%-5.70%	5.75%	5.25%-5.50%	6.00%	5.25%-5.50%	6.50%
Expected long-term return on plan assets	4.00%-6.25%	7.75%	5.25%-6.25%	8.00%	5.25%-6.25%	8.00%
Rate of compensation increase	3.60%-3.88%	5.00%	3.50%-3.88%	5.00%	3.50%-3.88%	5.00%
     The projected benefit obligation (“PBO”) for the unfunded excess benefit plan was $12,027,000 and $8,547,000 at December 31, 2005 and 2004, respectively, and is included under “Domestic” in the above tables.
     The discount rates used to calculate the net present value of future benefit obligations for both our U.S. and international plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better. The third-party consultants we employ for our U.S. and international plans have determined that the timing and amount of expected cash outflows on our plans reasonably matches this index.
     We employ third-party consultants for our U.S. and international plans that use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets assumption. To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2005 and 2004. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any salary increases.

	December 31,
	2005		2004
	International	Domestic	International	Domestic
Projected benefit obligation	$23,674	$78,339	$18,640	$66,239
Fair value of plan assets	18,786	57,605	12,976	43,542
     The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2005 and 2004. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	December 31,
	2005		2004
	International	Domestic	International	Domestic
Accumulated benefit obligation	$20,480	$9,675	$16,541	$52,359
Fair value of plan assets	18,786	—	12,976	43,542
     Our qualified pension plans covering our U.S. hourly employees and U.K. employees are excluded from the 2005 amounts in the table above because the fair value of these plans’ assets of $115,806,000 at December 31, 2005 exceeded the ABO of $103,369,000 at December 31, 2005.
     Additional information regarding our qualified domestic plans is summarized below.
     The Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.
     The targeted and actual weighted average asset allocations by asset category for the two U.S. defined benefit pension plans are as follows:

	December 31,
	2005			2004
	Target
	Allocation	Actual		Actual
	or Range	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	65%	68%	$48,877	68%	$39,114
Debt securities	32%	29%	21,058	28%	15,910
Cash	3%	3%	2,177	4%	2,050

Total plan assets	100%	100%	$72,112	100%	$57,074

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

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Equity securities include Noble’s ordinary shares in the amounts of $3,879,000 (5 percent of total domestic plan assets) and $2,736,000 (5 percent of total domestic plan assets) at December 31, 2005 and 2004, respectively. Noble expects to make contributions of $9,100,000 to its domestic plans in 2006. Estimated benefit payments from our domestic plans are $2,224,000 for 2006, $2,323,000 for 2007, $2,504,000 for 2008, $2,642,000 for 2009, $2,845,000 for 2010 and $19,112,000 in the aggregate for the five years thereafter.
     The expected rate of return on plan assets was based on historical returns on each asset type and weighted based on the target asset allocation.
     Additional information regarding our international plans is summarized below.
     Our international pension plans invest in equity securities, fixed income debt securities, and cash equivalents and other short-term investments.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The weighted average asset allocations by asset category for the international pension plans are as follows:

	December 31,
	2005		2004
	Actual		Actual
	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	58%	$36,222	62%	$32,700
Debt securities	33%	20,918	31%	16,339
Cash	9%	5,340	7%	3,446
Other	0%	—	0%	76

Total plan assets	100%	$62,480	100%	$52,561

     Both the Noble Enterprises Limited and Noble Drilling (Nederland) B.V. pension plans have a targeted asset allocation of 100 percent debt securities. The investment objective for the Noble Enterprises Limited plan assets is to earn a favorable return against the Salomon Brothers U.S. Government Bond Index for all maturities greater than one year. The investment objective for the Noble Drilling (Nederland) B.V. plan assets is to earn a favorable return against the Salomon Brothers EMU Government Bond Index for all maturities greater than one year. We evaluate the performance of these plans on an annual basis. In establishing an expected rate of return for these plans’ assets, the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and expectations for future returns of each asset class were all considered. The expected return for each class was then weighted based on the target asset allocation (100 percent debt securities for both of these plans at December 31, 2005) to develop the expected long-term rate of return on assets assumption for the plans.
     There is no target asset allocation for the Noble Drilling (U.K.) Limited pension plan. However, the investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against the Combined Actuarial Performance Service (“CAPS”) pooled fund median. The CAPS pooled fund is a benchmark that attempts to reflect the performance of all pooled pension funds in the United Kingdom. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day to day management of the plan’s assets. The plan’s assets are divided between two investment managers. The performance objective communicated to one of these investment managers is to achieve upper quartile performance over a rolling five-year period against the CAPS pooled fund benchmark. The performance objective communicated to the other investment manager is to exceed the CAPS pooled fund benchmark by one percent per annum over a rolling three-year period. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet the investment managers periodically to review and discuss their investment performance. The expected rate of return on the plan’s assets is based on the plan’s asset allocation at December 31, 2005 and assumes that equity securities will outperform fixed interest bonds issued by the United Kingdom government by approximately 1.75 percent per annum.
     Noble expects to make estimated contributions of $4,900,000 to its international plans in 2006. Estimated benefit payments from our international plans are $763,000 for 2006, $862,000 for 2007, $943,000 for 2008, $941,000 for 2009, $1,104,000 for 2010 and $9,782,000 in the aggregate for the five years thereafter.
     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in the plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. Our liability for the Restoration Plan was $16,757,000 and $15,591,000 at December 31, 2005 and 2004, respectively, and is included in “Accrued payroll and related costs” in the accompanying Consolidated Balance Sheets. Although not considered

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
plan assets, a grantor trust was established from which payments for obligations under the Restoration Plan were made prior to the trust’s dissolution in December 2004. We also maintained a trust that held ordinary shares of Noble for purposes of funding our obligations under the benefit plans, including the Restoration Plan. This trust was also dissolved in December 2004. Subsequent to the dissolution of the grantor trusts in 2004, the Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur.
     In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service. Profit sharing contributions are discretionary, require Board of Directors approval and shall be made in the form of cash. We accrued a liability of $1,000,000 toward contributions to this plan as of December 31, 2005.
     We presently sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $24,946,000, $22,193,000 and $20,220,000 in 2005, 2004 and 2003, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. To reduce our exposure to fluctuations in these currencies during 2005, we entered into forward contracts in February, March and June 2005 to purchase 30,680,000 Euros and 20,899,000 British Pounds for the months February 2005 through June 2006. The forward contracts settled in 2005 represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005 after the respective dates on which we entered into the forward contracts. The outstanding notional amounts of these forward contracts at December 31, 2005 were approximately 7,625,000 Euros and 6,755,000 British Pounds, respectively. Similarly, we entered into forward contracts in November and December 2005 to purchase 19,124,000 Euros and 4,988,000 British Pounds for the period from January 2006 through December 2006. The forward contracts settling in 2006 represent approximately 40 percent of our forecasted Euro and British Pound requirements in 2006. We entered into similar derivative instruments in 2004 to reduce our exposure to fluctuations in currency translation rates in 2004. Because all of these forward contracts expired during 2004, there is no cumulative net unrealized gain or loss on these contracts included in “Accumulated other comprehensive (loss) income” in our Consolidated Balance Sheet at December 31, 2004. We did not utilize any derivative financial instruments or undertake any hedging activities in 2003.
     On December 22, 2005, we borrowed $600,000,000 under the GS Credit Agreement. In order to reduce our exposure to changes in interest rates between the date of borrowing and its expected refinancing, we entered into interest rate swaps on December 19, 2005 with notional amounts totaling $600,000,000. On January 27, 2006, we terminated these interest rate swaps at no cost to us.
     All of the above foreign currency forward contracts and interest rate swaps were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The fair market value of those derivative instruments is included in “Other current assets” or “Other current liabilities” with the cumulative unrealized loss included in “Accumulated other comprehensive income (loss)” in our Consolidated Balance Sheet. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
to hedge ineffectiveness in our Consolidated Statements of Income during 2005 related to these derivative instruments.
     The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in “Accumulated other comprehensive (loss) income” and related activity for 2005, 2004 and 2003 is presented in the following table:

	2005	2004	2003
Net unrealized gain (loss) at beginning of year	$—	$—	$—
Activity during period:
Net unrealized loss on outstanding foreign currency forward contracts	(1,397)	—	—
Net unrealized loss on interest rate swaps	(2,509)	—	—

Net unrealized loss at end of year	$(3,906)	$—	$—

NOTE 15 — COMMITMENTS AND CONTINGENCIES
     We have entered into drilling contracts with Shell E&P Offshore Services B.V. for two new F&G JU-2000E enhanced premium jackups to be constructed by China Shipbuilding & Offshore International Co., Ltd./Dalian Shipbuilding Industry Co., Ltd. (formerly named Dalian New Shipbuilding Heavy Industries Co., Ltd.) (“DSIC”). Our indirect subsidiary, Noble Drilling Holding LLC, has entered into contracts with DSIC for the construction of the two F&G JU-2000E jackups. Under the terms of the contracts, delivery of the first rig should occur in the third quarter of 2007 at an estimated total delivered price of approximately $153,400,000 and delivery of the second rig should occur in the first quarter of 2008 at an estimated total delivered price of approximately $156,400,000. Capital expenditures in 2005 included $137,778,000 toward these projects.
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3,320,000 and a customs bond in the amount of $21,466,100, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $16,718,000 plus interest related to a 1997 alleged import and (b) $19,065,000 plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($442,600) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). We continue to maintain that NACL has acted in accordance with all Indian customs laws and regulations and believe the Commissioner’s order is without merit as against NACL. NACL intends to vigorously pursue its appeal. NACL also is pursuing contractual indemnification against liability for Indian customs duty against the rig’s previous owner in arbitration proceedings in London. In August 2005, the CESTAT made an interim order staying the enforcement of the Commissioner’s order pending the outcome of NACL’s, among others, substantive appeal. The CESTAT held that, prima facie, (a) the Commissioner’s demands for duty were unsustainable upon limitation grounds, (b) the confiscation of the rig was not justified, and (c) the penalties imposed by the Commissioner were bad in law. We do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, supplemental pleadings recently filed by plaintiffs reflect that only approximately 23 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
     We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. At December 31, 2005, we had approximately $439,124,000 of outstanding purchase commitments.
     At December 31, 2005, we had certain noncancelable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $3,571,000 for 2006, $2,666,000 for 2007, $2,480,000 for 2008, $2,377,000 for 2009, $2,346,000 for 2010, and $5,823,000 thereafter. Rental expense for all operating leases was $5,005,000, $4,896,000 and $4,038,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
NOTE 16 — PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY
     Noble and NHC are guarantors for certain debt securities issued by Noble Drilling. These debt securities include Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at December 31, 2005 were $149,965,000 and $201,695,000, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantee of these securities is full and unconditional.
     The following consolidating financial statements of Noble, NHC, Noble Drilling and all other subsidiaries are included so that separate financial statements of Noble Drilling are not required to be filed with the U.S. Securities and Exchange Commission. These consolidating financial statements present Noble’s and NHC’s investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,957	$—	$—	$107,888	$—	$121,845
Investments in marketable securities	—	—	—	44,457	—	44,457
Accounts receivable	—	—	8,611	268,077	—	276,688
Inventories	—	—	—	3,940	—	3,940
Prepaid expenses	—	—	321	9,743	—	10,064
Accounts receivable from affiliates	273,597	—	526,351	—	(799,948)	—
Insurance receivables	—	—	—	51,565	—	51,565
Other current assets	—	—	247	42,526	(28,877)	13,896

Total current assets	287,554	—	535,530	528,196	(828,825)	522,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,591	4,078,506	—	4,178,097
Other	—	—	—	66,698	—	66,698

	—	—	99,591	4,145,204	—	4,244,795
Accumulated depreciation	—	—	(56,143)	(1,189,633)	—	(1,245,776)

	—	—	43,448	2,955,571	—	2,999,019

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	744,159	1,220,577	(2,476,571)	—
INVESTMENTS IN AFFILIATES	1,960,241	2,242,204	2,029,863	—	(6,232,308)	—
INVESTMENTS IN MARKETABLE SECURITIES	672,104	—	—	1,535	—	673,639
OTHER ASSETS	—	—	4,404	146,850	—	151,254

	$3,431,734	$2,242,204	$3,357,404	$4,852,729	$(9,537,704)	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$21,562	$—	$8,972	$(21,562)	$8,972
Accounts payable	—	—	1,805	92,109	—	93,914
Accrued payroll and related costs	—	—	16,388	62,170	—	78,558
Taxes payable	—	—	—	45,245	—	45,245
Interest payable	—	—	8,718	8,237	(7,315)	9,640
Accounts payable to affiliates	—	114,696	—	685,252	(799,948)	—
Other current liabilities	—	—	146	22,860	—	23,006

Total current liabilities	—	136,258	27,057	924,845	(828,825)	259,335

LONG-TERM DEBT	—	—	1,086,661	42,664	—	1,129,325
NOTES PAYABLE TO AFFILIATES	700,000	520,577	—	1,255,994	(2,476,571)	—
DEFERRED INCOME TAXES	—	(2,700)	13,016	217,273	—	227,589
OTHER LIABILITIES	—	1,043	4,264	983	—	6,290

	700,000	655,178	1,130,998	2,441,759	(3,305,396)	1,622,539

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	—	—	(7,906)	—	(7,906)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,701	—	—	—	—	13,701
Capital in excess of par value	1,024,470	870,744	870,744	713,975	(2,455,463)	1,024,470
Retained earnings	1,736,015	716,282	1,355,662	1,730,254	(3,802,198)	1,736,015
Restricted stock (unearned compensation)	(17,099)	—	—	—	—	(17,099)
Accumulated other comprehensive loss	(25,353)	—	—	(25,353)	25,353	(25,353)

	2,731,734	1,587,026	2,226,406	2,418,876	(6,232,308)	2,731,734

	$3,431,734	$2,242,204	$3,357,404	$4,852,729	$(9,537,704)	$4,346,367

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,130	$—	$—	$50,660	$—	$58,790
Investments in marketable securities	23,707	—	—	109,081	—	132,788
Accounts receivable	—	—	7,434	197,589	—	205,023
Inventories	—	—	—	4,013	—	4,013
Prepaid expenses	—	—	1,285	11,169	—	12,454
Accounts receivable from affiliates	177,091	—	588,705	—	(765,796)	—
Other current assets	19,918	—	262	11,963	(19,928)	12,215

Total current assets	228,846	—	597,686	384,475	(785,724)	425,283

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,624	3,639,714	—	3,739,338
Other	—	—	—	65,550	—	65,550

	—	—	99,624	3,705,264	—	3,804,888
Accumulated depreciation	—	—	(51,581)	(1,009,687)	—	(1,061,268)

	—	—	48,043	2,695,577	—	2,743,620

NOTES RECEIVABLE FROM AFFILIATES	492,139	—	44,159	—	(536,298)	—
INVESTMENTS IN AFFILIATES	1,664,904	1,987,843	1,773,952	—	(5,426,699)	—
INVESTMENTS IN MARKETABLE SECURITIES	—	—	—	528	—	528
OTHER ASSETS	—	—	5,929	132,613	—	138,542

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$19,682	$—	$8,361	$(19,682)	$8,361
Accounts payable	—	—	2,374	80,638	—	83,012
Accrued payroll and related costs	26	—	15,222	45,663	—	60,911
Taxes payable	1,429	—	—	21,454	—	22,883
Interest payable	—	—	7,912	1,315	(246)	8,981
Accounts payable to affiliates	—	114,330	—	651,466	(765,796)	—
Other current liabilities	—	—	809	29,209	—	30,018

Total current liabilities	1,455	134,012	26,317	838,106	(785,724)	214,166

LONG-TERM DEBT	—	—	451,650	51,638	—	503,288
NOTES PAYABLE TO AFFILIATES	—	492,139	—	44,159	(536,298)	—
DEFERRED INCOME TAXES	—	(2,700)	15,083	194,123	—	206,506
OTHER LIABILITIES	—	1,043	4,674	2,393	—	8,110

	1,455	624,494	497,724	1,130,419	(1,322,022)	932,070

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	—	—	(8,531)	—	(8,531)

SHAREHOLDERS’ EQUITY
Ordinary Shares-par value $0.10 per share	13,441	—	—	—	—	13,441
Capital in excess of par value	926,652	870,744	870,744	691,289	(2,432,777)	926,652
Retained earnings	1,452,974	492,605	1,101,301	1,397,478	(2,991,384)	1,452,974
Restricted stock (unearned compensation)	(11,171)	—	—	—	—	(11,171)
Accumulated other comprehensive loss	2,538	—	—	2,538	(2,538)	2,538

	2,384,434	1,363,349	1,972,045	2,091,305	(5,426,699)	2,384,434

	$2,385,889	$1,987,843	$2,469,769	$3,213,193	$(6,748,721)	$3,307,973

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$30,927	$1,178,520	$—	$1,209,447
Reimbursables	—	—	42	86,290	—	86,332
Labor contract drilling services	—	—	—	69,203	—	69,203
Engineering, consulting and other	—	—	63	17,092	—	17,155

	—	—	31,032	1,351,105	—	1,382,137

OPERATING COSTS AND EXPENSES
Contract drilling services	109	—	5,777	593,321	—	599,207
Reimbursables	—	—	42	76,196	—	76,238
Labor contract drilling services	—	—	—	58,698	—	58,698
Engineering, consulting and other	—	—	—	22,678	—	22,678
Depreciation and amortization	—	—	6,087	235,665	—	241,752
Selling, general and administrative	1,070	—	280	38,928	—	40,278
Hurricane losses and recoveries, net	—	—	—	(29,759)	—	(29,759)

	1,179	—	12,186	995,727	—	1,009,092

OPERATING INCOME	(1,179)	—	18,846	355,378	—	373,045

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	295,337	254,361	261,116	—	(810,814)	—
Interest expense	(4)	(46,650)	(29,523)	9,741	46,650	(19,786)
Other, net	2,634	—	285	54,564	(46,650)	10,833

INCOME BEFORE INCOME TAXES	296,788	207,711	250,724	419,683	(810,814)	364,092
INCOME TAX (PROVISION) BENEFIT	(92)	15,966	3,637	(86,907)	—	(67,396)

NET INCOME	$296,696	$223,677	$254,361	$332,776	$(810,814)	$296,696

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$30,423	$906,991	$—	$937,414
Reimbursables	—	—	28	50,206	—	50,234
Labor contract drilling services	—	—	—	51,327	—	51,327
Engineering, consulting and other	—	—	17	27,239	—	27,256

	—	—	30,468	1,035,763	—	1,066,231

OPERATING COSTS AND EXPENSES
Contract drilling services	(334)	—	6,716	515,281	—	521,663
Reimbursables	—	—	28	44,582	—	44,610
Labor contract drilling services	—	—	—	42,610	—	42,610
Engineering, consulting and other	—	—	—	27,339	—	27,339
Depreciation and amortization	—	—	7,674	201,449	—	209,123
Selling, general and administrative	578	—	1,038	32,098	—	33,714

	244	—	15,456	863,359	—	879,059

OPERATING INCOME	(244)	—	15,012	172,404	—	187,172

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	101,280	123,020	130,828	—	(355,128)	—
Interest expense	—	(47,472)	(27,935)	(6,454)	47,472	(34,389)
Other, net	47,928	—	911	7,667	(47,472)	9,034

INCOME BEFORE INCOME TAXES	148,964	75,548	118,816	173,617	(355,128)	161,817
INCOME TAX (PROVISION) BENEFIT	(2,878)	18,341	4,204	(35,398)	—	(15,731)

NET INCOME	$146,086	$93,889	$123,020	$138,219	$(355,128)	$146,086

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2003
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$13,544	$876,059	$—	$889,603
Reimbursables	—	—	350	43,864	—	44,214
Labor contract drilling services	—	—	—	28,492	—	28,492
Engineering, consulting and other	—	—	—	25,071	—	25,071

		—	13,894	973,486	—	987,380

OPERATING COSTS AND EXPENSES
Contract drilling services	(27)	1	8,638	462,109	—	470,721
Reimbursables	—	—	350	38,674	—	39,024
Labor contract drilling services	—	—	—	22,496	—	22,496
Engineering, consulting and other	—	—	(150)	28,399	—	28,249
Depreciation and amortization	—	—	5,561	177,029	—	182,590
Selling, general and administrative	300	—	1,025	25,309	—	26,634
Gain on sale of property and equipment	—	—	—	(3,472)	—	(3,472)

	273	1	15,424	750,544	—	766,242

OPERATING (LOSS) INCOME	(273)	(1)	(1,530)	222,942	—	221,138

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	120,460	164,802	180,861	—	(466,123)	—
Interest expense	—	(48,956)	(27,782)	(16,259)	52,706	(40,291)
Other, net	49,166	—	4,606	5,071	(52,706)	6,137

INCOME BEFORE INCOME TAXES	169,353	115,845	156,155	211,754	(466,123)	186,984
INCOME TAX (PROVISION) BENEFIT	(2,937)	17,135	8,647	(43,413)	—	(20,568)

NET INCOME	$166,416	$132,980	$164,802	$168,341	$(466,123)	$166,416

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$296,696	$223,677	$254,361	$332,776	$(810,814)	$296,696
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	—	—	6,087	235,665	—	241,752
Deferred income tax provision	—	—	—	36,207	—	36,207
Loss on sales of marketable securities	—	—	—	531	—	531
Equity in income of joint venture	—	—	—	(3,194)	—	(3,194)
Distributions received from joint venture	—	—	—	2,194	—	2,194
Compensation expense from stock-based plans	7,377	—	—	—	—	7,377
Equity earnings in affiliates	(295,337)	(254,361)	(261,116)	—	810,814	—
Hurricane losses and recoveries, net	—	—	—	(29,759)	—	(29,759)
Other	—	—	(952)	3,703	—	2,751
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(1,177)	(66,917)	—	(68,094)
Accounts receivable from affiliates	(108,845)	—	66,266	—	42,579	—
Other current assets	19,918	—	979	(1,929)	—	18,968
Accounts payable	—	—	(569)	(1,826)	—	(2,395)
Accounts payable to affiliates	—	366	—	42,213	(42,579)	—
Other current liabilities	(1,455)	—	1,309	26,122	—	25,976

Net cash (used for) provided by operating activities	(81,646)	(30,318)	65,188	575,786	—	529,010

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(212,050)	—	(212,050)
Other capital expenditures	—	—	(42)	(221,764)	—	(221,806)
Major maintenance expenditures	—	—	(146)	(79,517)	—	(79,663)
Repayments from affiliates	—	—	—	19,682	(19,682)	—
Loans to affiliates	—	—	(700,000)	(50,000)	750,000	—
Proceeds from sales of property and equipment	—	—	—	1,129	—	1,129
Purchase of remaining 50% interest in the Panon, net of cash acquired	—	—	—	(31,576)	—	(31,576)
Investment in Smedvig	(691,100)	—	—	—	—	(691,100)
Investment in marketable securities	—	—	—	(24,973)	—	(24,973)
Proceeds from sales of marketable securities	23,600	—	—	89,028	—	112,628

Net cash used for investing activities	(667,500)	—	(700,188)	(510,041)	730,318	(1,147,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on credit facilities	—	—	700,000	—	—	700,000
Borrowings from affiliates	700,000	50,000	—	—	(750,000)	—
Payments on credit facilities	—	—	(65,000)	—	—	(65,000)
Payment of other long-term debt	—	(19,682)	—	(8,517)	19,682	(8,517)
Proceeds from issuance of ordinary shares	76,037	—	—	—	—	76,037
Payments of dividends	(13,655)	—	—	—	—	(13,655)
Repurchase of ordinary shares	(7,409)	—	—	—	—	(7,409)

Net cash provided by (used for) financing activities	754,973	30,318	635,000	(8,517)	(730,318)	681,456

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,827	—	—	57,228	—	63,055

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,957	$—	$—	$107,888	$—	$121,845

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,086	$93,889	$123,020	$138,219	$(355,128)	$146,086
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	—	—	7,674	201,449	—	209,123
Deferred income tax provision	—	—	—	5,022	—	5,022
Loss on sales of marketable securities	—	—	—	129	—	129
Equity in income of joint venture	—	—	—	(3,931)	—	(3,931)
Distributions received from joint venture	—	—	—	2,700	—	2,700
Compensation expense from stock-based plans	5,753	—	—	—	—	5,753
Equity earnings in affiliates	(101,280)	(123,020)	(130,828)	—	355,128	—
Dissolution of rabbi trust	11,945	—	—	—	—	11,945
Other	—	(1,657)	(188)	(2,183)	—	(4,028)
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(4,290)	(51,498)	—	(55,788)
Accounts receivable from affiliates	(146,459)	—	21,674	—	124,785	—
Other current assets	6,180	—	5,806	(10,799)	—	1,187
Accounts payable	6	—	(1,806)	(2,364)	—	(4,164)
Accounts payable to affiliates	—	56,803	—	67,982	(124,785)	—
Other current liabilities	2,433	(8,064)	4,064	19,754	—	18,187

Net cash (used for) provided by operating activities	(75,336)	17,951	25,126	364,480	—	332,221

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(110,548)	—	(110,548)
Other capital expenditures	—	—	334	(150,827)	—	(150,493)
Major maintenance expenditures	—	—	(460)	(72,488)	—	(72,948)
Repayments from affiliates	17,951	—	—	—	(17,951)	—
Proceeds from sales of property and equipment	—	—	—	2,135	—	2,135
Repayments from joint venture	—	—	—	2,295	—	2,295
Investment in marketable securities	(168,300)	—	—	(64,916)	—	(233,216)
Proceeds from sales of marketable securities	160,466	—	—	104,886	—	265,352

Net cash provided by (used for) investing activities	10,117	—	(126)	(289,463)	(17,951)	(297,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowing on credit facility	—	—	(25,000)	—	—	(25,000)
Payment of other long-term debt	—	(17,951)	—	(52,933)	17,951	(52,933)
Proceeds from issuance of ordinary shares	79,072	—	—	—	—	79,072
Repurchase of ordinary shares	(39,714)	—	—	—	—	(39,714)

Net cash provided by (used for) financing activities	39,358	(17,951)	(25,000)	(52,933)	17,951	(38,575)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,861)	—	—	22,084	—	(3,777)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,991	—	—	28,576	—	62,567

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,130	$—	$—	$50,660	$—	$58,790

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(In thousands)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,416	$132,980	$164,802	$168,341	$(466,123)	$166,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	5,561	177,029	—	182,590
Deferred income tax provision	—	—	194	4,182	—	4,376
Loss on sales of marketable securities	—	—	—	382	—	382
Equity in income of joint venture	—	—	—	(2,307)	—	(2,307)
Compensation expense from stock-based plans	4,627	—	—	—	—	4,627
Gain on sale of interest in deepwater oil and gas properties	—	—	—	(3,472)	—	(3,472)
Discretionary pension funding	—	—	(6,900)	(10,200)	—	(17,100)
Equity earnings in affiliates	(120,460)	(164,802)	(180,861)	—	466,123	—
Other	—	—	(2,430)	3,948	—	1,518
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(1,771)	17,149	—	15,378
Accounts receivable from affiliates	—	—	40,940	—	(40,940)	—
Other current assets	(9,681)	—	(7,094)	4,694	—	(12,081)
Accounts payable	(6)	—	3,161	19,245	—	22,400
Accounts payable to affiliates	(15,408)	40,147	—	(65,679)	40,940	—
Other current liabilities	(1,026)	8,064	3,678	(8,135)	—	2,581

Net cash provided by operating activities	24,462	16,389	19,280	305,177	—	365,308

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(194,400)	—	(194,400)
Other capital expenditures	—	—	(16,411)	(96,323)	—	(112,734)
Major maintenance expenditures	—	—	(2,869)	(34,115)	—	(36,984)
Repayments from affiliates	16,389	—	—	—	(16,389)	—
Proceeds from sales of property and equipment	—	—	—	1,606	—	1,606
Proceeds from sale of interest in deepwater oil and gas properties	—	—	—	5,200	—	5,200
Repayments from joint venture	—	—	—	4,977	—	4,977
Investment in marketable securities	(97,385)	—	—	(112,635)	—	(210,020)
Proceeds from sales of marketable securities	71,776	—	—	167,509	—	239,285

Net cash used for investing activities	(9,220)	—	(19,280)	(258,181)	(16,389)	(303,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	—	(16,389)	—	(80,580)	16,389	(80,580)
Proceeds from issuance of ordinary shares	9,432	—	—	—	—	9,432
Decrease in restricted cash	—	—	—	8,668	—	8,668

Net cash provided by (used for) financing activities	9,432	(16,389)	—	(71,912)	16,389	(62,480)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,674	—	—	(24,916)	—	(242)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,317	—	—	53,492	—	62,809

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,991	$—	$—	$28,576	$—	$62,567

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 17 — HURRICANE LOSSES AND RECOVERIES
     Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. During 2005, we recorded a $20,000,000 charge, net of insurance recoveries, for the non-reimbursable portion of these damages and $49,759,000 in loss of hire insurance proceeds that we expect to recover from our insurance underwriters for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. Our loss of hire coverage commenced at the respective dates of occurrence of Hurricanes Katrina and Rita, and losses covered thereunder, combined with physical damage losses, are subject to a $10,000,000 retention for each insurable event. Our loss of hire coverage continues through the respective dates the units return on contract subject to a 360-day limit per unit. These financial impacts are presented in “Hurricane losses and recoveries, net” as a component of “Operating Costs and Expenses” in our Consolidated Statements of Income.
NOTE 18 — SEGMENT AND RELATED INFORMATION
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
     Our international contract drilling services segment conducts contract drilling services in the Middle East, Mexico, the North Sea, Brazil, West Africa and India. Our domestic contract drilling services segment conducts contract drilling services in the U.S. Gulf of Mexico. Our engineering and consulting services segment, as represented by our Noble Technology Services Division, provides drilling products and drilling-related software programs, well site management, project management, technical services, and operations support for our downhole technology tools.
     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the years ended December 31, 2005, 2004 and 2003 is shown in the following table. The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total

2005

Revenues from external customers	$980,294	$292,888	$21,927	$87,028	$1,382,137
Depreciation and amortization	190,043	48,116	365	3,228	241,752
Interest expense	10,811	6,533	157	2,285	19,786
Equity in income of joint venture	3,194	—	—	—	3,194
Income tax provision	38,105	27,239	393	1,659	67,396
Segment profit (loss)	215,589	81,717	(8,935)	8,325	296,696
Total assets	2,300,768	1,151,158	29,253	865,188	4,346,367
Capital expenditures	152,127	59,686	355	253,605	465,773

2004

Revenues from external customers	$720,412	$255,027	$21,492	$69,300	$1,066,231
Depreciation and amortization	156,472	48,547	589	3,515	209,123
Interest expense	16,997	16,500	117	775	34,389
Equity in income of joint venture	3,931	—	—	—	3,931
Income tax provision (benefit)	16,012	11,655	315	(12,251)	15,731
Segment profit (loss)	103,523	34,966	(8,363)	15,960	146,086
Total assets	1,834,385	1,243,063	38,366	192,159	3,307,973
Capital expenditures	244,172	8,973	1,620	6,276	261,041

2003

Revenues from external customers	$663,321	$262,378	$23,545	$38,136	$987,380
Depreciation and amortization	128,853	49,521	610	3,606	182,590
Interest expense	19,548	19,899	147	697	40,291
Equity in income of joint venture	2,307	—	—	—	2,307
Income tax provision (benefit)	13,252	14,201	286	(7,171)	20,568
Segment profit (loss)	131,379	40,470	(12,737)	7,304	166,416
Total assets	1,578,736	1,283,662	30,322	296,913	3,189,633
Capital expenditures	135,986	79,816	637	90,695	307,134

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The following tables present revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			December 31,
	2005	2004	2003	2005	2004	2003
United States	$314,813	$265,767	$283,097	$1,138,237	$1,483,844	$1,528,333

Bahrain	20	5,502	8,110	—	—	—
Brazil	132,115	105,405	138,623	470,295	456,079	427,375
Canada	29,294	26,741	24,755	11,463	11,479	10,116
China	—	—	—	237,678	84,225	78,660
Croatia	13,385	12,809	—	31,115	28,141	35,307
Denmark	22,203	21,213	22,359	42,733	41,980	44,498
Germany	8,610	4,377	7,257	16,430	9,440	1,569
India	36,635	38,396	14,318	97,935	87,443	99,211
Mexico	159,413	150,030	129,473	196,498	167,766	172,471
Nigeria	185,327	81,357	61,218	348,150	136,609	130,891
Norway (1)	—	—	—	672,104	—	—
Qatar	136,599	78,556	48,853	514,841	213,788	127,203
The Netherlands	93,690	99,125	100,984	134,796	134,958	148,503
United Arab Emirates	97,922	83,366	72,216	222,846	290,670	219,246
United Kingdom	151,991	91,783	74,955	170,818	151,310	150,434
Other	120	1,804	1,162	40,428	10,241	15,816

Total International	1,067,324	800,464	704,283	3,208,130	1,824,129	1,661,300

Total	$1,382,137	$1,066,231	$987,380	$4,346,367	$3,307,973	$3,189,633

(1)	Norway consists of the December 2005 investment in shares of Smedvig. Smedvig is a Norwegian company whose shares are traded on the Oslo Stock Exchange under the ticker symbol SME and SMEB.
NOTE 19 — SUBSEQUENT EVENTS
     By an Offer Document dated March 2, 2006, SeaDrill commenced a mandatory offer for the Class A shares and Class B shares of Smedvig not already owned by SeaDrill pursuant to the applicable requirements of Norwegian law (the “Mandatory Offer”). SeaDrill also commenced a tender offer for any and all outstanding Class A shares and Class B shares of Smedvig held by residents of the United States. The terms and conditions of the Mandatory Offer are applicable to the Smedvig shares held by the Company. The price offered by SeaDrill is NOK 205 per Class A share and NOK 165 per Class B share. The acceptance period under the Mandatory Offer extends through March 31, 2006. The terms of the Company’s Smedvig share purchase agreement limit the ability of the Company to realize a gain should the Company determine to accept the Mandatory Offer (see Note 5). The Company’s gain or loss cannot be determined until expiration of the Mandatory Offer acceptance period or the date of other disposition by the Company of its Smedvig shares because of the movement of the NOK currency exchange rate vis-à-vis the U.S. Dollar.
     For information on the expiration of the Company’s shareholder rights plan effective as of February 3, 2006, see Note 11.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 20 — UNAUDITED INTERIM FINANCIAL DATA
     Unaudited interim consolidated financial information for the years ended December 31, 2005 and 2004 is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005

Operating revenues	$310,325	$344,008	$367,205	$360,599
Operating income	58,125	91,718	94,579	128,623
Net income	45,530	73,310	76,523	101,333
Net income per share (1):
Basic	0.34	0.54	0.56	0.74
Diluted	0.33	0.53	0.55	0.73

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004

Operating revenues	$245,433	$253,009	$265,638	$302,151
Operating income	38,842	46,561	44,015	57,754
Net income	28,260	34,381	30,571	52,874
Net income per share (1):
Basic	0.21	0.26	0.23	0.39
Diluted	0.21	0.26	0.23	0.39

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not agree to the total computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Noble’s Chairman of the Board and Chief Executive Officer, James C. Day, and Noble’s Senior Vice President and Chief Financial Officer, Bruce W. Busmire, have overseen and participated in an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Busmire have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the U.S. Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, the Company maintained effective internal control over financial reporting as of December 31, 2005.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005 as stated in their report which is provided in this annual report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in our proxy statement for the annual general meeting of members to be held on April 27, 2006 (the “2006 Proxy Statement”), set forth certain information with respect to the directors of Noble and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.
     Certain information with respect to the executive officers of Noble is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

     Noble has adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including Noble’s principal executive officer, principal financial officer and principal accounting officer. Noble’s Code of Business Conduct and Ethics is posted on the Company’s website at http://www.noblecorp.com in the “Governance” area. Changes to and waivers granted with respect to Noble’s Code of Business Conduct and Ethics related to the officers identified above, and other executive officers and directors of Noble, that we are required to disclose pursuant to applicable rules and regulations of the Commission will also be posted on our website.
ITEM 11. EXECUTIVE COMPENSATION.
     The section entitled “Executive Compensation” appearing in the 2006 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Noble on executive compensation and the information in such section under “Performance Graph,” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The sections entitled “Executive Compensation — Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2006 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of voting securities and equity securities of Noble, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The section entitled “Additional Information Regarding the Board of Directors — Certain Transactions” appearing in the 2006 Proxy Statement sets forth certain information with respect to certain relationships and related party transactions, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The section entitled “Auditors” appearing in the 2006 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 39 and is incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION
Date: March 13, 2006	By:	/s/ JAMES C. DAY
James C. Day, Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date
/s/ JAMES C. DAY	Chairman of the Board and	March 13, 2006
James C. Day	Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRUCE W. BUSMIRE	Senior Vice President and	March 13, 2006
Bruce W. Busmire	Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY	Director	March 13, 2006
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN	Director	March 13, 2006
Lawrence J. Chazen

/s/ LUKE R. CORBETT	Director	March 13, 2006
Luke R. Corbett

/s/ JULIE H. EDWARDS	Director	March 13, 2006
Julie H. Edwards

/s/ MARC E. LELAND	Director	March 13, 2006
Marc E. Leland

/s/ JACK E. LITTLE	Director	March 13, 2006
Jack E. Little

/s/ MARY P. RICCIARDELLO	Director	March 13, 2006
Mary P. Ricciardello

/s/ WILLIAM A. SEARS	Director	March 13, 2006
William A. Sears

INDEX TO EXHIBITS

Exhibit Number	Exhibit
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

3.2
Articles of Association of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on
Form 10-Q for the three-month period ended March 31, 2005 and incorporated herein by reference).

4.1
Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to the Form 8-K of Noble Drilling Corporation dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.2
Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.2 to Noble Drilling Corporation’s Form 8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.3
Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit B thereto (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

4.4
First Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of March 12, 2003 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2003 and incorporated herein by reference).

4.5
Second Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of June 9, 2005 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005 and incorporated herein by reference).

4.6
Third Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, effective as of February 3, 2006 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference).

4.7
Note Purchase Agreement dated as of December 21, 1998, by and among Noble Drilling (Jim Thompson) Inc., JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson) Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase Agreement (filed as Exhibit 4.24 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

Exhibit Number	Exhibit
4.8
Indenture of First Naval Mortgage, dated as of December 21, 1998, made by Noble Drilling (Jim Thompson) Inc. in favor of JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as Trustee (filed as Exhibit 4.25 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.9
Parent Guaranty, dated as of December 21, 1998, by Noble Drilling Corporation in favor of JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as Trustee (filed as Exhibit 4.26 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.10
Credit Agreement, dated as of December 22, 2005, among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2005 and incorporated herein by reference).

4.11
First Amendment to Credit Agreement, dated as of February 17, 2006 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006 and incorporated herein by reference).

4.12
Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee (filed as Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

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

4.16
Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

Exhibit Number	Exhibit
4.17
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

4.18
Second Amendment to Credit Agreement, dated as of March 2, 2006 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2006 and incorporated herein by reference).

10.1*
Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.2*
Amendment No. 4 to the Noble Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.3*
Noble Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

10.4*
Amendment, effective as of May 1, 2002, to the Noble Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.5*
Noble Corporation’s Short Term Incentive Plan (revised April 2005) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005 and incorporated herein by reference).

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

10.8*
Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.9*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

Exhibit Number	Exhibit
10.10
Guarantee dated August 26, 1994 between Noble Drilling Corporation and Hibernia Management and Development Company Ltd. (filed as Exhibit 10.45 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

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

10.13*
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

10.15*
Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.16*
Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.17*
Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.18*
Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Robert D. Campbell (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.19*
Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Robert D. Campbell (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.20*
Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.21*
Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit
10.22*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.23*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.24*	Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.25*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.26*
Form of Noble Corporation Restricted Share Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.27*
Employment Agreement, dated as of September 26, 2005, by and between Noble Drilling Corporation and Bruce W. Busmire (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2005 and incorporated herein by reference).

10.28*
Parent Guaranty by Noble Corporation, dated as of September 26, 2005, of Employment Agreement by and between Noble Drilling Corporation and Bruce W. Busmire (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2005 and incorporated herein by reference).

10.29
Share Purchase Agreement between Noble Corporation and Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS, dated December 12, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference).

10.30	Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003.

10.31	Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005.

10.32	Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004.

14.1	Noble Corporation Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Bruce W. Busmire Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.2+	Certification of Bruce W. Busmire Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.