Form 10-Q
period 2006-03-31
NOBLE CORP
filed 2006-05-09
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (281) 276-6100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     Number of Ordinary Shares outstanding at May 5, 2006: 137,763,238

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,943	$121,845
Investments in marketable securities	738,115	44,457
Accounts receivable	331,965	276,688
Insurance receivables	67,094	51,565
Inventories	4,247	3,940
Prepaid expenses	9,734	10,064
Other current assets	23,229	13,896

Total current assets	1,235,327	522,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	4,365,116	4,178,097
Other	68,777	66,698

	4,433,893	4,244,795
Accumulated depreciation	(1,291,871)	(1,245,776)

	3,142,022	2,999,019

INVESTMENTS IN MARKETABLE SECURITIES	1,618	673,639
OTHER ASSETS	167,350	151,254

	$4,546,317	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$609,289	$8,972
Accounts payable	90,490	93,914
Accrued payroll and related costs	72,516	78,558
Taxes payable	69,779	45,245
Interest payable	3,527	9,640
Other current liabilities	39,665	23,006

Total current liabilities	885,266	259,335
LONG-TERM DEBT	524,597	1,129,325
DEFERRED INCOME TAXES	227,586	227,589
OTHER LIABILITIES	6,185	6,290

	1,643,634	1,622,539

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(7,747)	(7,906)
SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 137,714 shares issued and outstanding in 2006; 137,009 shares issued and outstanding in 2005	13,771	13,701
Capital in excess of par value	1,021,641	1,024,470
Retained earnings	1,875,760	1,736,015
Restricted stock (unearned compensation)	—	(17,099)
Accumulated other comprehensive income (loss)	(742)	(25,353)

	2,910,430	2,731,734

	$4,546,317	$4,346,367

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES
Contract drilling services	$417,632	$262,404
Reimbursables	23,072	24,502
Labor contract drilling services	17,231	18,141
Engineering, consulting and other	3,980	5,278

	461,915	310,325

OPERATING COSTS AND EXPENSES
Contract drilling services	167,905	144,022
Reimbursables	20,052	22,906
Labor contract drilling services	14,897	15,189
Engineering, consulting and other	3,430	5,888
Depreciation and amortization	59,361	56,377
Selling, general and administrative	10,285	7,818
Hurricane losses and recoveries, net	(4,404)	—

	271,526	252,200

OPERATING INCOME	190,389	58,125

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(12,479)	(5,935)
Other, net	2,501	3,335

INCOME BEFORE INCOME TAXES	180,411	55,525
INCOME TAX PROVISION	(35,180)	(9,995)

NET INCOME	$145,231	$45,530

NET INCOME PER SHARE:
Basic	$1.06	$0.34
Diluted	$1.05	$0.33
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,231	$45,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,361	56,377
Deferred income tax provision	—	3,302
Loss on sales of marketable securities	50	48
Equity in income of joint venture	—	(1,072)
Distributions received from joint venture	—	1,109
Stock-based compensation expense	5,395	1,418
Hurricane losses and recoveries, net	(4,404)	—
Other	(2,334)	(615)
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	(55,277)	2,078
Other current assets	(15,680)	(16,002)
Accounts payable	(3,424)	(13,576)
Other current liabilities	22,185	(7,052)

Net cash provided by operating activities	151,103	71,545

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	(114,092)	(22,309)
Other capital expenditures	(76,704)	(28,938)
Major maintenance expenditures	(24,426)	(12,151)
Proceeds from sales of property and equipment	—	678
Investments in marketable securities	—	(17,129)
Proceeds from sales and maturities of marketable securities	6,582	61,229

Net cash used for investing activities	(208,640)	(18,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facilities	—	(40,000)
Payments of other long-term debt	(4,408)	(2,036)
Proceeds from exercise of stock options	6,529	40,790
Payments of dividends	(5,486)	(2,710)

Net cash used for financing activities	(3,365)	(3,956)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,902)	48,969

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,845	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,943	$107,759

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Restricted	Accumulated
			Capital in		Stock	Other	Total
	Ordinary Shares		Excess of	Retained	(Unearned	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Compensation)	Income (Loss)	Equity
Balance at December 31, 2005	137,009	$13,701	$1,024,470	$1,736,015	$(17,099)	$(25,353)	$2,731,734

Stock-based compensation Adoption of SFAS No. 123R	—	—	(17,099)	—	17,099	—	—
Stock-based compensation	526	53	5,342	—	—	—	5,395
Contribution to employee benefit plans	31	3	2,413	—	—	—	2,416
Exercise of stock options	148	14	6,515	—	—	—	6,529

Net income	—	—	—	145,231	—	—	145,231
Dividends paid	—	—	—	(5,486)	—	—	(5,486)
Other comprehensive income	—	—	—	—	—	24,611	24,611

Balance at March 31, 2006	137,714	$13,771	$1,021,641	$1,875,760	$—	$(742)	$2,910,430

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
NET INCOME	$145,231	$45,530

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	1,429	(1,345)
Unrealized holding gain (loss) on marketable securities	19,477	134
Unrealized gain (loss) on foreign currency forward contracts	1,196	269
Unrealized gain (loss) on interest rate swaps	2,509	—

Other comprehensive income (loss)	24,611	(942)

COMPREHENSIVE INCOME	$169,842	$44,588

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Noble Corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission as they pertain to Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
NOTE 2 — STOCK-BASED COMPENSATION
Adoption of SFAS No. 123R
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the “Modified Prospective Application” method of transition, as defined in SFAS No. 123R. Upon adoption of SFAS No. 123R, the Company records the grant date fair value of share-based payment arrangements as compensation expense using a straight-line method over the service period. Stock-based compensation is expensed or capitalized based on the nature of the employee’s activities. Prior to adoption, the Company used the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense for employee stock options with an exercise price greater than or equal to fair value on the date of grant. Under the Modified Prospective Application method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered and which were outstanding at December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006. No transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments. These deferred tax assets will be recorded as a credit to additional paid-in capital when realized.
     The adoption of SFAS No. 123R also reduced the number of fully diluted shares outstanding pursuant to SFAS No. 128, Earnings per Share. The “treasury stock method”, as defined in SFAS No. 128, includes unearned compensation and certain future tax benefits as “proceeds” in the determination of diluted shares outstanding, net of assumed treasury stock repurchases. Additionally, SFAS No. 123R requires that the excess tax benefit (tax deduction that is in excess of the compensation costs related tax benefit) be reported prospectively as Cash Flows from Financing Activities rather than Cash Flows from Operating Activities.
     Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures as they occurred. The adoption of this standard did not have a material effect on our financial statements and, as such, no cumulative effect of change in accounting principle was recorded.
     The adoption of SFAS No. 123R reduced Operating Income and Income Before Income Taxes by $1.3 million during the three months ended March 31, 2006. Net Income was reduced by $1.1 million ($0.01 per basic and diluted share) for the three months ended March 31, 2006. The adoption of SFAS No. 123R had no material effect on Cash Flows.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for periods prior to January 1, 2006. The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS No. 123 prior to January 1, 2006:

Three Months Ended March 31, 2005

Net income — as reported	$45,530
Stock-based compensation expense, net of tax — as reported	922
Stock-based compensation expense, net of tax — pro forma	(2,478)

Net income — pro forma	$43,974

Net income per share:
Basic — as reported	$0.34
Basic — pro forma	$0.33

Diluted — as reported	$0.33
Diluted — pro forma	$0.32
Stock Options
     The Company has previously disclosed the fair value of stock options granted and the assumptions used in determining fair value, pursuant to SFAS No. 123. Reference is made to Note 1 to the consolidated financial statements included in the December 31, 2005 Form 10-K. The Company has historically used a Black-Scholes valuation model to determine the fair value of stock options granted. Stock options granted under the 1991 Stock Option and Restricted Stock Plan generally vest one-third annually and options granted to Directors under the 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors vest over one year. At December 31, 2005, outstanding stock options totaled 3,992,008, of which 3,175,786 were vested. Accordingly, 816,222 stock options vest over 2006 and future periods and are the options used to determine compensation expense pursuant to the transition provisions of SFAS No. 123R. The Company attributes the service period to the vesting period.
     A summary of stock option activity under both the 1991 Plan and 1992 Plan at March 31, 2006 and the changes during the three months ended March 31, 2006 are presented below (actual amounts):

		Weighted-
	Number of Shares	Average
	Underlying Options	Exercise Price

Outstanding at January 1, 2006	3,992,008	$36.14
Granted	110,598	75.11
Exercised	(173,896)	34.99
Forfeited	(61,636)	50.79

Outstanding at March 31, 2006 (1)	3,867,074	$37.07

Exercisable at March 31, 2006 (1)	3,008,235	$32.42

(1)	At March 31, 2006, the remaining weighted average contractual life for options outstanding and exercisable was 5.7 and 4.7 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $170.6 million and $145.4 million, respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     During the three months ended March 31, 2006, the Company granted 110,598 stock options. Such stock options have an exercise price equal to the market price of the Company’s ordinary shares on the date of grant, vest equally over three years and have a 10-year contractual term. Additional information with respect to options granted in 2006 is as follows (actual amounts):

Three Months Ended March 31, 2006

Weighted-average fair value per option granted	$26.64

Weighted-average exercise price per option granted	$75.11

Valuation assumptions:
Expected option term (years)	4.6
Expected volatility	34.00%
Expected dividend yield	0.20%
Risk-free interest rate	4.51%
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. Assumptions used in the valuation are shown in the table above. Expected volatilities are based on implied volatilities of traded options on the Company’s ordinary shares, historical volatility of the Company’s ordinary shares, and other factors. The expected dividend yield is based on historical yields on the date of grant. The expected term of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior, current trends and values derived from lattice-based models. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
     A summary of the status of the Company’s non-vested stock options at March 31, 2006, and changes during the three months ended March 31, 2006, is presented below (actual amounts):

		Weighted-
	Number of Shares	Average
	Under Outstanding	Grant-Date
Non-Vested Stock Options	Options	Fair Value

Non-vested options at January 1, 2006	816,222	$18.39
Granted	110,598	26.64
Vested	(90,597)	18.55
Forfeited	(17,025)	17.48

Non-vested options at March 31, 2006	819,198	$19.50

     At March 31, 2006, there was $13.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of stock options vested during the three months ended March 31, 2006 was $1.7 million. Compensation expense recognized during the three months ended March 31, 2006 related to stock options totaled $1.6 million, or $1.3 million net of income tax.
     The intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $6.9 million and the Company realized an excess tax benefit of approximately $900,000 for the amount of intrinsic value in excess of compensation cost recognized.
     The Company issues new ordinary shares to meet the share requirements upon exercise of stock options. However, the Company repurchases ordinary shares in the open market from time-to-time to minimize the dilutive effect of stock option exercises.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Restricted Stock
     At December 31, 2005, the Company had 158,297 shares of non-vested time-vested restricted stock outstanding and 203,085 shares of non-vested performance-vested restricted stock outstanding (at the target level of performance). Restricted stock is awarded for these two programs under the 1991 Stock Option and Restricted Stock Plan. The time-vested restricted stock awards generally vest over three years. The performance-vested awards vest over three years if the performance targets are met. The number of performance-vested restricted shares awarded and available for vesting will vary depending on the degree of achievement of certain specified corporate performance criteria over a three-year performance period.
     In the three months ended March 31, 2006, the Company awarded 429,059 shares of time-vested restricted stock and 64,517 shares (at the target level of performance) of performance-vested restricted stock. The time-vested restricted stock vests equally over three years for one award and four years for another award, with a weighted-average vesting period of 3.3 years, and the weighted-average price of the underlying ordinary share on the date of award was $75.94 per ordinary share. The performance-vested restricted stock vests equally over three years provided the performance criteria specified in the plan are achieved. The performance period is defined as the three-year period from January 1, 2006 through December 31, 2008 for the 2006 award. Performance criteria include the Company’s performance relative to a defined index as well as a defined competitive peer group. The weighted-average price of the underlying ordinary share on the date of award was $75.85 per ordinary share for performance-vested restricted stock awards during the three months ended March 31, 2006.
     A summary of the status of non-vested restricted shares at March 31, 2006, and changes during the three months ended March 31, 2006, is presented below (actual amounts):

		Weighted-	Number of	Weighted-
	Number of Time-	Average	Performance-Vested	Average
	Vested Restricted	Grant-Date	Restricted Shares	Grant-Date
Non-Vested Restricted Shares	Shares Outstanding	Fair Value	Outstanding (1)	Fair Value

Non-vested restricted shares at January 1, 2006	158,297	$44.32	203,085	$16.02
Granted	429,059	75.94	64,517	29.50
Vested	(50,128)	56.45	—	—
Forfeited	(3,831)	44.32	(1,542)	20.36

Non-vested restricted shares at March 31, 2006	533,397	$68.61	266,060	$19.27

(1)	The number of performance-vested restricted shares shown equals the shares that would vest if the “target” level of performance is achieved. The minimum number of shares is zero and the maximum is 1.5 times the amounts shown.
     At March 31, 2006, there was $36.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements awarded under the time-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 2.7 years. The total fair value of time-vested restricted shares vested during the three months ended March 31, 2006 was $2.8 million. At March 31, 2006, there was $5.2 million of total unrecognized compensation cost related to the performance-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years. No performance-vested restricted shares vested during the three months ended March 31, 2006; however, compensation expense is accrued quarterly using assumptions further described below. Compensation expense recognized during the three months ended March 31, 2006 related to all restricted stock totaled $3.8 million, or $3.1 million net of income tax.
     The time-vested restricted stock is valued on the date of award at the underlying Company ordinary share price at the date of award. The total potential compensation is recognized over the service period, net of estimated forfeitures. Prior to the adoption of SFAS No. 123R, unearned compensation was shown as a reduction of shareholders’ equity. The December 31, 2005 unearned compensation balance of $17.1 million was reclassified against Capital in Excess of Par Value upon adoption of SFAS No. 123R. In 2006 and future periods, par value (ordinary shares) will be recorded when the restricted stock is issued and Capital in Excess of Par Value will be recorded as the stock-based compensation cost is recognized for financial reporting purposes.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The total potential compensation for performance-vested restricted stock is recognized over the service period, net of estimated forfeitures, regardless of whether the performance thresholds are ultimately achieved. Performance-vested restricted stock awarded during the three months ended March 31, 2006 had a weighted-average fair value, determined as further described below, of $29.50 per share.
     The performance-vested restricted stock is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that the Company’s stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model, or other lattice-based projection models. The assumptions used to value the performance-vested restricted stock grants during the three months ended March 31, 2006 included historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

Valuation assumptions:
Expected volatility	30.00%
Expected dividend yield	0.20%
Risk-free interest rate	4.77%
NOTE 3 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted average shares outstanding for net income per share computations for the three-month periods ended March 31, 2006 and 2005 (shares in thousands):

	Three Months Ended
	March 31,
	2006	2005

Weighted-average shares outstanding — basic	136,721	135,209
Effect of potentially dilutive shares:
Stock options	1,485	1,372
Non-vested time-vested restricted stock	203	—
Non-vested performance-vested restricted stock	46	—

Weighted-average shares — diluted	138,455	136,581

Net income — basic and diluted	$145,231	$45,530

Net income per share:
Basic	$1.06	$0.34
Diluted	$1.05	$0.33
     For the periods presented, there were no adjustments to net income for purposes of calculating basic or diluted net income per share. The computation of diluted net income per share for the three-month periods ended March 31, 2006 and 2005 does not include stock options and restricted stock totaling 126,000 and 1,772,000 ordinary shares, respectively, because they were anti-dilutive.
NOTE 4 — MARKETABLE SECURITIES
     At March 31, 2006, we owned marketable equity and debt securities with a fair market value of $738.1 million (including our investment in Smedvig ASA (“Smedvig”) discussed below). These investments are classified as available for sale and are included in current assets at March 31, 2006 at their fair market value. At March 31, 2006, we owned other marketable equity securities with a fair market value of $1.6 million. This investment is classified as available for sale and as a long-term asset at March 31, 2006 at its fair market value.
     As previously reported, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) dated December 12, 2005 with Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Veni, Petrus AS and Peder Smedvig Capital AS (collectively, the “Sellers”) relating to the Company’s acquisition, directly and indirectly, of 21,095,600 Class A shares and 2,501,374 Class B shares (collectively, the “Owned Shares”) of Smedvig. The Company completed its acquisition of the Owned Shares on December 23, 2005. The acquisition comprised 39.2 percent of the Class A shares and 28.9 percent of the total capital shares of Smedvig. The purchase price was NOK 200 per Class A share and NOK 150 per Class B share (the “Noble Purchase Price”), totaling NOK 4,594.3 million (or approximately US $691.1 million at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Owned Shares, including related transaction costs, with an aggregate of $700.0 million in new debt borrowings.
     Subsequent to our acquisition of the Owned Shares, SeaDrill Limited, a Bermudian limited company (“SeaDrill”), reported that it had acquired control of 51.24 percent of the Class A shares and 52.47 percent of the Smedvig capital, after which SeaDrill made a mandatory offer (the “Mandatory Offer”) pursuant to Norwegian law (and a parallel tender offer in the U.S.) to purchase all the shares of Smedvig not already owned by SeaDrill at a price of NOK 205 per Class A share and NOK 165 per Class B share (the “SeaDrill Offer Price”).
     Our investment in Smedvig is accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, because of the lack of significant influence over the operating and financial policies of Smedvig. Our investment in Smedvig is classified as available-for-sale pursuant to SFAS No. 115. Accordingly, the fair value of our Smedvig investment is presented on the Consolidated Balance Sheet and unrealized holding gains or losses are excluded from earnings and reported in a separate component of shareholders’ equity, Accumulated Other Comprehensive Income (Loss), until realized. At December 31, 2005, the fair value of our Smedvig investment totaled $672.1 million and our cost basis totaled $691.8 million resulting in an unrealized loss of $19.7 million, which was included as a component of Accumulated Other Comprehensive Income (Loss). At March 31, 2006, the fair value of our Smedvig investment totaled $700.8 million (net of reduction of $21.8 million which would be payable to the Sellers) and our cost basis totaled $691.4 million resulting in an unrealized gain of $9.4 million, prior to the effect of the currency hedge described below.
     On March 15, 2006, the Company entered into a forward currency contract which provided that the counterparty would pay to the Company $691.7 million in exchange for NOK 4,594.3 million on April 18, 2006. This transaction was entered into to hedge the foreign currency exposure on the Company’s investment in Smedvig. The Company accounts for this forward currency contract as a “fair value” hedge pursuant to SFAS No. 133. As a result, the change in fair value of the Smedvig investment from March 15, 2006 to March 31, 2006 was recognized in Other Income ($9.7 million) and the change in the fair value of the forward currency contract has been recorded as a current liability ($9.7 million) and charged to Other Income.
     On April 7, 2006, the Company sold the Owned Shares to SeaDrill pursuant to the Mandatory Offer for NOK 4,737.3 million. On April 10, 2006, the Company settled the forward currency contract described above and received $691.3 million. Also on April 10, 2006, the Company prepaid the outstanding principal amount of $600.0 million under a credit agreement, which terminated as a result of all parties thereto completing their obligations thereunder.
     On April 18, 2006, pursuant to the Share Purchase Agreement, the Company paid to the Sellers the excess of the SeaDrill Offer Price over the Noble Purchase Price on the Owned Shares sold to SeaDrill (an aggregate of NOK 143.0 million, or $21.8 million), as a purchase price adjustment under the Share Purchase Agreement.
     At March 31, 2006, the Company’s investment in Smedvig was reclassified from a long-term asset to a current asset because of the acceptance of the SeaDrill Mandatory Offer. Additionally, the $600.0 million credit agreement was classified as a current liability because of the Company’s intent to prepay the credit agreement with the proceeds of the sale of the Owned Shares.
NOTE 5 — PROPERTY AND EQUIPMENT
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the three months ended March 31, 2006 and 2005 was $6.9 million and $2.4 million, respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     In August 2005, in accordance with the provisions of our joint venture agreement, we acquired the remaining 50 percent equity interest in our Noble Crosco Drilling Ltd. Joint venture, which owned the Panon, for an exercise price of $31.9 million. Operating results from the Panon, renamed the Noble Harvey Duhaney, have been fully consolidated since the date of acquisition. Prior to our acquisition of the remaining 50 percent equity interest, we accounted for our investment using the equity method. The equity in earnings of this joint venture through the date of acquisition is presented in Other, net in the Consolidated Statements of Income.
     All of our units that sustained damage in 2005 as a result of Hurricanes Katrina and Rita had returned to work by March 31, 2006 except the Noble Joe Alford, which returned on contract in April 2006. During the three months ended March 31, 2006, we recorded $4.4 million in loss of hire insurance that we expect to recover from our insurance underwriters for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income for the three months ended March 31, 2006. Our insurance receivables at March 31, 2006 related to claims for hurricane damage was $67.1 million.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
     Our capital expenditures and major maintenance expenditures for 2006 are budgeted at approximately $1.4 billion. These expenditures include costs for three ultra-deepwater semisubmersibles, the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins, and two F&G JU-2000E enhanced premium independent leg cantilevered newbuild jackups under construction, the Noble Roger Lewis and Noble Hans Deul. In connection with these as well as certain other projects, we have entered into certain commitments. At March 31, 2006, we had approximately $846.0 million of outstanding purchase commitments, of which approximately $432.0 million are included in the projected 2006 capital expenditures.
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.4 million and a customs bond in the amount of $21.8 million, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17.0 million plus interest related to a 1997 alleged import and (b) $19.3 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($449,800) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, the CESTAT upheld NACL’s appeal, thereby overturning the Commissioner’s March 2005 order against NACL in its entirety. CESTAT has informed the parties that it will issue a written reasoned judgment upholding NACL’s appeal, which judgment we expect to be issued in June 2006. We do not know at this time whether the Commissioner will appeal such judgment. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
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
that only approximately 21 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. Of these 21, only eight have followed applicable court orders to amend their complaints against us by the applicable deadline. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
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
     Pension costs for the three months ended March 31, 2006 and 2005 include the following components:

	Three Months Ended March 31,
	2006		2005
	International	Domestic	International	Domestic

Service cost	$776	$1,357	$635	$1,162
Interest cost	792	1,236	685	1,024
Return on plan assets	(899)	(1,449)	(767)	(1,068)
Amortization of prior service cost	—	84	—	65
Amortization of transition obligation	39	—	63	—
Recognized net actuarial loss (gain)	88	344	(20)	225

Net pension expense	$796	$1,572	$596	$1,408

     We expect to contribute approximately $14.0 million in the aggregate to our pension plans in 2006, allocated $4.9 million and $9.1 million to international and domestic plans, respectively. During the three months ended March 31, 2006, we made contributions to our international and domestic plans of $2.8 million and $0, respectively.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. Since February 2005 the Company has maintained approximately one year of forward currency contracts settling monthly in Euro and British Pounds. The forward contracts settled in 2005 represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005. The forward contracts settling in 2006 and 2007 represent approximately 52 percent and 4 percent, respectively, of our forecasted Euro and British Pound requirements. The notional amounts of forward contracts outstanding at March 31, 2006 were approximately 27.2 million Euros and 12.5 million British Pounds, respectively. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $55.1 million at March 31, 2006.
     All of the above foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The fair market value of those derivative instruments is included in Other Current Assets or Other Current Liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three-month periods ended March 31, 2006 and 2005 related to these derivative instruments.
     Reference is made to Note 4 above for discussion of the forward currency contract entered into on March 15, 2006 to hedge the Company’s investment in Smedvig.
     The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in Accumulated Other Comprehensive Income (Loss) and related activity for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005

Net unrealized gain (loss) at December 31	$(3,906)	$—
Activity during period:
Net unrealized gain (loss) on outstanding foreign currency forward contracts	1,196	269
Settlement of interest rate swaps outstanding at December 31	2,509	—

Net unrealized gain (loss) at March 31	$(201)	$269

NOTE 9 — SEGMENT AND RELATED INFORMATION
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
     The Company’s international contract drilling services segment conducts operations in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea, and our domestic contract drilling services segment conducts operations in the U.S. Gulf of Mexico. Our engineering and consulting services segment,

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
as represented by our Noble Technology Services Division, provides drilling products and drilling-related software programs, well site management, project management, technical services, and operations support for our downhole technology tools.
     We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three months ended March 31, 2006 and 2005 is shown in the following table. The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total

Three Months Ended March 31, 2006

Revenues from external customers	$294,586	$141,868	$3,388	$22,073	$461,915
Depreciation and amortization	46,096	13,143	83	39	59,361
Interest expense	6,269	3,750	42	2,418	12,479
Income tax provision (benefit)	9,920	27,366	(275)	(1,831)	35,180
Segment profit (loss)	87,282	59,125	(313)	(863)	145,231
Total assets (at end of period)	2,376,653	1,227,512	29,373	912,779	4,546,317
Capital expenditures	34,722	26,385	—	129,689	190,796

Three Months Ended March 31, 2005

Revenues from external customers	$214,901	$60,811	$11,107	$23,506	$310,325
Depreciation and amortization	44,343	11,013	98	923	56,377
Interest expense	4,884	3,248	36	(2,233)	5,935
Income tax provision (benefit)	7,681	1,249	479	586	9,995
Segment profit (loss)	35,159	8,144	(1,094)	3,321	45,530
Total assets (at end of period)	2,128,752	1,001,405	39,229	164,074	3,333,460
Capital expenditures	34,946	11,796	257	4,248	51,247
NOTE 10 — PARENT GUARANTEE OF REGISTERED SECURITIES ISSUED BY SUBSIDIARY
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities include Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at March 31, 2006 were $150.0 million and $201.7 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of these securities are full and unconditional.
     The following consolidating financial statements of Noble, NHC, Noble Drilling and all other subsidiaries present Noble’s and NHC’s investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
March 31, 2006
(In thousands)
(Unaudited)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,068	$—	$—	$55,875	$—	$60,943
Investment in marketable securities	700,825	—	—	37,290	—	738,115
Accounts receivable	—	—	8,900	323,065	—	331,965
Insurance receivables	—	—	—	67,094	—	67,094
Inventories	—	—	—	4,247	—	4,247
Prepaid expenses	—	—	321	9,413	—	9,734
Accounts receivable from affiliates	285,755	—	508,534	—	(794,289)	—
Other current assets	1,670	—	247	53,836	(32,524)	23,229

Total current assets	993,318	—	518,002	550,820	(826,813)	1,235,327

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	—	99,916	4,265,200	—	4,365,116
Other	—	—	—	68,777	—	68,777

	—	—	99,916	4,333,977	—	4,433,893
Accumulated depreciation	—	—	(57,204)	(1,234,667)	—	(1,291,871)

	—	—	42,712	3,099,310	—	3,142,022

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	744,159	1,214,886	(2,470,880)	—
INVESTMENTS IN AFFILIATES	2,105,277	2,381,435	2,185,023	—	(6,671,735)	—
INVESTMENTS IN MARKETABLE SECURITIES	—	—	—	1,618	—	1,618
OTHER ASSETS	—	—	8,091	159,259	—	167,350

	$3,610,430	$2,381,435	$3,497,987	$5,025,893	$(9,969,428)	$4,546,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$22,064	$600,000	$9,289	$(22,064)	$609,289
Accounts payable	—	—	1,925	88,565	—	90,490
Accrued payroll and related costs	—	—	15,402	57,114	—	72,516
Taxes payable	—	—	—	69,779	—	69,779
Interest payable	—	10,962	3,531	(506)	(10,460)	3,527
Accounts payable to affiliates	—	116,049	—	678,240	(794,289)	—
Other current liabilities	—	—	9,944	29,721	—	39,665

Total current liabilities	—	149,075	630,802	932,202	(826,813)	885,266

LONG-TERM DEBT	—	—	486,664	37,933	—	524,597
NOTES PAYABLE TO AFFILIATES	700,000	514,886	—	1,255,994	(2,470,880)	—
DEFERRED INCOME TAXES	—	(2,700)	12,477	217,809	—	227,586
OTHER LIABILITIES	—	1,042	2,407	2,736	—	6,185

	700,000	662,303	1,132,350	2,446,674	(3,297,693)	1,643,634

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—

MINORITY INTEREST	—	—	—	(7,747)	—	(7,747)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,771	—	—	—	—	13,771
Capital in excess of par value	1,021,641	870,744	870,744	689,364	(2,430,852)	1,021,641
Retained earnings	1,875,760	848,388	1,494,893	1,898,344	(4,241,625)	1,875,760
Accumulated other comprehensive income (loss)	(742)	—	—	(742)	742	(742)

	2,910,430	1,719,132	2,365,637	2,586,966	(6,671,735)	2,910,430

	$3,610,430	$2,381,435	$3,497,987	$5,025,893	$(9,969,428)	$4,546,317

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)
(Unaudited)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,957	$—	$—	$107,888	$—	$121,845
Investment in marketable securities	—	—	—	44,457	—	44,457
Accounts receivable	—	—	8,611	268,077	—	276,688
Insurance receivables	—	—	—	51,565	—	51,565
Inventories	—	—	—	3,940	—	3,940
Prepaid expenses	—	—	321	9,743	—	10,064
Accounts receivable from affiliates	273,597	—	526,351	—	(799,948)	—
Other current assets	—	—	247	42,526	(28,877)	13,896

Total current assets	287,554	—	535,530	528,196	(828,825)	522,455

PROPERTY AND EQUIPMENT Drilling equipment and facilities	—	—	99,591	4,078,506	—	4,178,097
Other	—	—	—	66,698	—	66,698

	—	—	99,591	4,145,204	—	4,244,795
Accumulated depreciation	—	—	(56,143)	(1,189,633)	—	(1,245,776)

	—	—	43,448	2,955,571	—	2,999,019

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	744,159	1,220,577	(2,476,571)	—
INVESTMENTS IN AFFILIATES	1,960,241	2,242,204	2,029,863	—	(6,232,308)	—
INVESTMENTS IN MARKETABLE SECURITIES	672,104	—	—	1,535	—	673,639
OTHER ASSETS	—	—	4,404	146,850	—	151,254

	$3,431,734	$2,242,204	$3,357,404	$4,852,729	$(9,537,704)	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$21,562	$—	$8,972	$(21,562)	$8,972
Accounts payable	—	—	1,805	92,109	—	93,914
Accrued payroll and related costs	—	—	16,388	62,170	—	78,558
Taxes payable	—	—	—	45,245	—	45,245
Interest payable	—	—	8,718	8,237	(7,315)	9,640
Accounts payable to affiliates	—	114,696	—	685,252	(799,948)	—
Other current liabilities	—	—	146	22,860	—	23,006

Total current liabilities	—	136,258	27,057	924,845	(828,825)	259,335

LONG-TERM DEBT	—	—	1,086,661	42,664	—	1,129,325
NOTES PAYABLE TO AFFILIATES	700,000	520,577	—	1,255,994	(2,476,571)	—
DEFERRED INCOME TAXES	—	(2,700)	13,016	217,273	—	227,589
OTHER LIABILITIES	—	1,043	4,264	983	—	6,290

	700,000	655,178	1,130,998	2,441,759	(3,305,396)	1,622,539

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—

MINORITY INTEREST	—	—	—	(7,906)	—	(7,906)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,701	—	—	—	—	13,701
Capital in excess of par value	1,024,470	870,744	870,744	713,975	(2,455,463)	1,024,470
Retained earnings	1,736,015	716,282	1,355,662	1,730,254	(3,802,198)	1,736,015
Restricted stock (unearned compensation)	(17,099)	—	—	—	—	(17,099)
Accumulated other comprehensive income (loss)	(25,353)	—	—	(25,353)	25,353	(25,353)

	2,731,734	1,587,026	2,226,406	2,418,876	(6,232,308)	2,731,734

	$3,431,734	$2,242,204	$3,357,404	$4,852,729	$(9,537,704)	$4,346,367

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2006
(In thousands)
(Unaudited)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$8,839	$408,793	$—	$417,632
Reimbursables	—	—	26	23,046	—	23,072
Labor contract drilling services	—	—	—	17,231	—	17,231
Engineering, consulting and other	—	—	—	3,980	—	3,980

	—	—	8,865	453,050	—	461,915

OPERATING COSTS AND EXPENSES
Contract drilling services	(337)	—	1,594	166,648	—	167,905
Reimbursables	—	—	26	20,026	—	20,052
Labor contract drilling services	—	—	—	14,897	—	14,897
Engineering, consulting and other	—	—	—	3,430	—	3,430
Depreciation and amortization	—	—	1,343	58,018	—	59,361
Selling, general and administrative	279	—	2,669	7,337	—	10,285
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)

	(58)	—	5,632	265,952	—	271,526

OPERATING INCOME	58	—	3,233	187,098	—	190,389
OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	145,036	139,231	155,160	—	(439,427)	—
Interest expense, net of amount capitalized	(3)	(10,962)	(18,037)	5,561	10,962	(12,479)
Other, net	140	—	(9,702)	23,025	(10,962)	2,501

INCOME BEFORE INCOME TAXES	145,231	128,269	130,654	215,684	(439,427)	180,411
INCOME TAX (PROVISION) BENEFIT	—	3,837	8,577	(47,594)	—	(35,180)

NET INCOME	$145,231	$132,106	$139,231	$168,090	$(439,427)	$145,231

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$7,416	$254,988	$—	$262,404
Reimbursables	—	—	1	24,501	—	24,502
Labor contract drilling services	—	—	—	18,141	—	18,141
Engineering, consulting and other	—	—	30	5,248	—	5,278

	—	—	7,447	302,878	—	310,325

OPERATING COSTS AND EXPENSES
Contract drilling services	25	—	1,914	142,083	—	144,022
Reimbursables	—	—	1	22,905	—	22,906
Labor contract drilling services	—	—	—	15,189	—	15,189
Engineering, consulting and other	—	—	—	5,888	—	5,888
Depreciation and amortization	—	—	1,442	54,935	—	56,377
Selling, general and administrative	(154)	—	248	7,724	—	7,818

	(129)	—	3,605	248,724	—	252,200

OPERATING INCOME	129	—	3,842	54,154	—	58,125

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	44,081	37,350	39,566	—	(120,997)	—
Interest expense, net of amount capitalized	—	(11,592)	(7,250)	1,315	11,592	(5,935)
Other, net	1,404	—	(1)	13,524	(11,592)	3,335

INCOME BEFORE INCOME TAXES	45,614	25,758	36,157	68,993	(120,997)	55,525
INCOME TAX (PROVISION) BENEFIT	(84)	4,092	1,193	(15,196)	—	(9,995)

NET INCOME	$45,530	$29,850	$37,350	$53,797	$(120,997)	$45,530

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(In thousands)
(Unaudited)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,231	$132,106	$139,231	$168,090	$(439,427)	$145,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	1,343	58,018	—	59,361
Loss on sales of marketable securities	—	—	—	50	—	50
Stock-based compensation expense	5,395	—	—	—	—	5,395
Equity earnings in affiliates	(145,036)	(139,231)	(155,160)	—	439,427	—
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)
Other	—	—	(6,320)	3,986	—	(2,334)
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(289)	(54,988)	—	(55,277)
Accounts receivable from affiliates	(13,852)	—	17,817	—	(3,965)	—
Other current assets	(1,670)	—	—	(14,010)	—	(15,680)
Accounts payable	—	—	120	(3,544)	—	(3,424)
Accounts payable to affiliates	—	1,353	—	(5,318)	3,965	—
Other current liabilities	—	10,961	3,625	7,599	—	22,185

Net cash provided by (used for) operating activities	(9,932)	5,189	367	155,479	—	151,103

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(114,092)	—	(114,092)
Other capital expenditures	—	—	(325)	(76,379)	—	(76,704)
Major maintenance expenditures	—	—	(42)	(24,384)	—	(24,426)
Repayments from affiliates	—	—	—	5,189	(5,189)	—
Proceeds from sales and maturities of marketable securities	—	—	—	6,582	—	6,582

Net cash provided by (used for) investing activities	—	—	(367)	(203,084)	(5,189)	(208,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of other long-term debt	—	(5,189)	—	(4,408)	5,189	(4,408)
Proceeds from exercise of stock options	6,529	—	—	—	—	6,529
Payments of dividends	(5,486)	—	—	—	—	(5,486)

Net cash provided by (used for) financing activities	1,043	(5,189)	—	(4,408)	5,189	(3,365)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,889)	—	—	(52,013)	—	(60,902)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	—	—	107,888	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,068	$—	$—	$55,875	$—	$60,943

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

		NHC	Noble
	Noble	(Subsidiary	Drilling	Other	Consolidating
	(Guarantor)	Guarantor)	(Issuer)	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,530	$29,850	$37,350	$53,797	$(120,997)	$45,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	1,442	54,935	—	56,377
Deferred income tax provision	—	—	—	3,302	—	3,302
Loss on sales of marketable securities	—	—	—	48	—	48
Equity in income of joint ventures	—	—	—	(1,072)	—	(1,072)
Distributions received from joint ventures	—	—	—	1,109	—	1,109
Stock-based compensation expense	1,418	—	—	—	—	1,418
Equity earnings in affiliates	(44,081)	(37,350)	(39,566)	—	120,997	—
Other	—	—	579	(1,194)	—	(615)
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	1,017	1,061	—	2,078
Accounts receivable from affiliates	(12,938)	—	46,294	—	(33,356)	—
Other current assets	16,724	—	433	(33,159)	—	(16,002)
Accounts payable	—	—	(301)	(13,275)	—	(13,576)
Accounts payable to affiliates	—	4,693	—	(38,049)	33,356	—
Other current liabilities	(210)	7,542	(7,322)	(7,062)	—	(7,052)

Net cash provided by (used for) operating activities	6,443	4,735	39,926	20,441	—	71,545

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(22,309)	—	(22,309)
Other capital expenditures	—	—	39	(28,977)	—	(28,938)
Major maintenance expenditures	—	—	35	(12,186)	—	(12,151)
Proceeds from sales of property and equipment	—	—	—	678	—	678
Repayments from affiliates	—	—	—	4,735	(4,735)	—
Investments in marketable securities	—	—	—	(17,129)	—	(17,129)
Proceeds from sales and maturities of marketable securities	23,600	—	—	37,629	—	61,229

Net cash provided by (used for) investing activities	23,600	—	74	(37,559)	(4,735)	(18,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facilities	—	—	(40,000)	—	—	(40,000)
Payments of other long-term debt	—	(4,735)	—	(2,036)	4,735	(2,036)
Proceeds from exercise of stock options	40,790	—	—	—	—	40,790
Payments of dividends	(2,710)	—	—	—	—	(2,710)

Net cash provided by (used for) financing activities	38,080	(4,735)	(40,000)	(2,036)	4,735	(3,956)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,123	—	—	(19,154)	—	48,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,253	$—	$—	$31,506	$—	$107,759

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, or in our other U.S. Securities and Exchange Commission filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.
EXECUTIVE OVERVIEW
     Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $61.75 per barrel for the first three months of 2006, or 29 percent higher than the average Brent oil price of $47.70 per barrel for the first three months of the previous year. The continuation of higher oil prices during the first three months of 2006 supported increases in drilling activity in oil markets worldwide.
     Similar increases in natural gas prices domestically have resulted in increased levels of drilling activity in the offshore U.S. Gulf of Mexico. Natural gas prices during the first three months of 2006 averaged $7.58 per thousand cubic feet (average Henry Hub closing bidweek price). Natural gas prices in the first three months of 2006 were higher by 20 percent than the first three months of the previous year, when prices averaged $6.32 per thousand cubic feet. In response to higher natural gas prices, operators have increased their drilling activities in water depths applicable to jackups and semisubmersibles.
     As a result of the increase in worldwide drilling activities described above, at April 27, 2006, approximately 96 percent of our operating days were committed for 2006.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services have an adverse effect on our results of operations.
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. Since the beginning of 2001 we have added seven jackups, two deepwater semisubmersibles, and two ultra-deepwater semisubmersible baredeck hulls to our worldwide fleet through acquisitions. We continued execution of our active expansion strategy in 2005 with the signing of long-term contracts for three ultra-deepwater semisubmersibles, the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins. We also signed long-term contracts for two F&G JU-2000E enhanced premium independent leg cantilevered newbuild jackups under construction, the Noble Roger Lewis and Noble Hans Deul.

RESULTS OF OPERATIONS
Hurricane Losses and Recoveries
     As previously reported, all of our units that sustained damage in 2005 as a result of Hurricanes Katrina and Rita have returned to work including the Noble Joe Alford, which returned on contract in April 2006. During the three months ended March 31, 2006, we recorded $4.4 million in loss of hire insurance that we expect to recover from our insurance underwriters for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income for the three months ended March 31, 2006. Our insurance receivable at March 31, 2006 related to claims for hurricane damage was $67.1 million.
Renewal of 2006 — 2007 Marine and Energy Package, Excess Liability, and Protection and Indemnity Programs
     For information regarding the Company’s renewal of its insurance program during the first quarter of 2006, see the discussion in “Item 1A. Risk Factors” of Part II included herein.
For the Three Months Ended March 31, 2006 and 2005
General
     Net income for the three months ended March 31, 2006 (the “Current Quarter”) was $145.2 million, or $1.05 per diluted share, on operating revenues of $461.9 million, compared to net income for the three months ended March 31, 2005 (the “Comparable Quarter”) of $45.5 million, or $0.33 per diluted share, on operating revenues of $310.3 million.

     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 9 of the accompanying condensed consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended March 31, 2006

Operating Revenues:
Contract drilling services	$282,156	$135,476	$—	$—	$417,632
Reimbursables	11,981	6,229	20	4,842	23,072
Labor contract drilling services	—	—	—	17,231	17,231
Engineering, consulting and other	449	163	3,368	—	3,980

	294,586	141,868	3,388	22,073	461,915

Operating Costs and Expenses:
Contract drilling services	129,928	37,977	—	—	167,905
Reimbursables	9,257	6,073	10	4,712	20,052
Labor contract drilling services	—	—	—	14,897	14,897
Engineering, consulting and other	124	(110)	3,420	(4)	3,430
Depreciation and amortization	46,096	13,143	83	39	59,361
Selling, general and administrative	5,574	3,306	167	1,238	10,285
Hurricane losses and recoveries, net	—	(4,404)	—	—	(4,404)

	190,979	55,985	3,680	20,882	271,526

Operating Income	$103,607	$85,883	$(292)	$1,191	$190,389

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended March 31, 2005

Operating Revenues:
Contract drilling services	$205,162	$57,242	$—	$—	$262,404
Reimbursables	9,334	3,336	7,026	4,806	24,502
Labor contract drilling services	—	—	—	18,141	18,141
Engineering, consulting and other	405	233	4,081	559	5,278

	214,901	60,811	11,107	23,506	310,325

Operating Costs and Expenses:
Contract drilling services	114,418	29,604	—	—	144,022
Reimbursables	7,912	3,205	7,038	4,751	22,906
Labor contract drilling services	—	—	—	15,189	15,189
Engineering, consulting and other	152	172	5,035	529	5,888
Depreciation and amortization	44,343	11,013	98	923	56,377
Selling, general and administrative	5,069	2,175	234	340	7,818

	171,894	46,169	12,405	21,732	252,200

Operating Income	$43,007	$14,642	$(1,298)	$1,774	$58,125

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2006 and 2005:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
International (3):
Jackups	100%	94%	3,510	3,086	$64,887	$51,158
Semisubmersibles — >6,000’ (4) (7)	100%	100%	180	180	89,261	145,047
Semisubmersibles — <6,000’ (5)	100%	86%	90	77	113,430	62,410
Drillships	100%	67%	270	180	104,189	90,963

Total International	100%	92%	4,050	3,523	$69,668	$58,235

Domestic (6):
Jackups	86%	100%	155	180	$101,112	$55,819
Semisubmersibles — >6,000’ (4)	100%	75%	360	270	241,562	104,426
Semisubmersibles — <6,000’ (5)	100%	100%	180	180	124,183	53,727
Submersibles	67%	100%	180	270	58,506	34,549

Total Domestic	88%	91%	875	900	$154,830	$63,602

Total Company	98%	92%	4,925	4,423	$84,798	$59,327

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

(7)	In the Current Quarter, the international average dayrate for semisubmersibles >6,000 feet includes the Noble Paul Wolff which was in the shipyard the entire quarter but under contract to the customer at a reduced dayrate. As adjusted for this unit, the average dayrate in the Current Quarter was $136,900.

International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended March 31, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)
Contract drilling services	$282,156	$205,162	$129,928	$114,418
Reimbursables (1)	11,981	9,334	9,257	7,912
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	449	405	124	152
Depreciation and amortization	N/A	N/A	46,096	44,343
Selling, general and administrative	N/A	N/A	5,574	5,069

Total	$294,586	$214,901	$190,979	$171,894

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $77.0 million as strong demand for drilling rigs drove higher operating days and average dayrates. Approximately $40.3 million of the revenue increase was the result of higher average dayrates and approximately $36.7 million of the revenue increase was the result of the higher number of operating days. Jackups Noble Harvey Duhaney and Noble David Tinsley were fleet additions which added 140 additional operating days in the Current Quarter as compared to the Comparable Quarter. Additionally, the Comparable Quarter had 278 days of shipyard time for four rigs while these units were fully utilized in the Current Quarter. Utilization of our drillships increased to 100 percent versus 67 percent in the Comparable Quarter, as the Noble Roger Eason contributed 90 additional operating days. Average dayrates for our international jackups and drillships increased by approximately 27 percent (approximately $14,000 per day) and 15 percent (approximately $13,000 per day), respectively. Our dayrates increased approximately 20 percent across all international divisions.
     Operating Costs and Expenses. International contract drilling services expenses increased $15.5 million primarily due to increases in operating days in the Middle East, Mexico and the North Sea. Daily contract drilling services costs were $32,100 in the Current Quarter as compared to $32,500 in the Comparable Quarter, or a decline of approximately 1 percent. The daily contract drilling services costs are influenced by the area of operations in our international operations as the cost structure varies across geographic regions. Depreciation and amortization increased to $46.1 million in the Current Quarter as compared to $44.3 million in the Comparable Quarter, or 4 percent, primarily resulting from the purchase of the remaining 50 percent interest in the Noble Harvey Duhaney (previously the Panon) in August 2005, as well as capital expenditures on our fleet since the Comparable Quarter.

Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended March 31, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)
Contract drilling services	$135,476	$57,242	$37,977	$29,604
Reimbursables (1)	6,229	3,336	6,073	3,205
Engineering, consulting and other	163	233	(110)	172
Depreciation and amortization	N/A	N/A	13,143	11,013
Selling, general and administrative	N/A	N/A	3,306	2,175
Hurricane losses and recoveries, net	—	—	(4,404)	—

Total	$141,868	$60,811	$55,985	$46,169

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $78.2 million as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Approximately $82.1 million of the revenue increase was the result of higher average dayrates while a 25 day reduction in operating days reduced revenues by approximately $3.9 million. Average dayrates and operating days on our six deepwater semisubmersibles (capable of drilling in water depths of 4,000 feet or greater) increased 141 percent (approximately $118,000 per day) and 20 percent (90 operating days), respectively. The additional operating days for the deepwater semisubmersibles were attributed to the Noble Paul Romano which was in the shipyard for repairs during the Comparable Quarter. Operating days for our submersibles were lower than the Comparable Quarter by 90 days attributable solely to the Noble Joe Alford which was in the shipyard for hurricane-related repairs for the entire Current Quarter. This unit returned to service in April 2006. Operating days for our jackup fleet were lower by 25 days in the Current Quarter as compared to the Comparable Quarter because the Noble Tom Jobe was in the shipyard for 25 days in March 2006 as compared to full employment in the Comparable Quarter. This unit returned to service and began operations in Mexico on April 6, 2006.
     Operating Costs and Expenses. Operating costs and expenses for our domestic contract drilling services increased $8.4 million due to higher cost of fleet insurance, higher compensation, including in connection with retention programs designed to retain key rig and operations employees, and higher repairs and maintenance cost. Daily contract drilling services costs for our domestic fleet were $43,400 in the Current Quarter as compared to $32,900 in the Comparable Quarter, or an increase of approximately 32 percent, for the reasons described in the preceding sentence. Depreciation and amortization increased to $13.1 million in the Current Quarter as compared to $11.0 million in the Comparable Quarter, or 19 percent, primarily due to higher amortization of major maintenance expenditures.
     For a description of financial impacts included in Hurricane Losses and Recoveries, net, as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries.”

Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended March 31, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)
Engineering, consulting and other	$3,368	$4,081	$3,420	$5,035
Reimbursables (1)	20	7,026	10	7,038
Depreciation and amortization	N/A	N/A	83	98
Selling, general and administrative	N/A	N/A	167	234

Total	$3,388	$11,107	$3,680	$12,405

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $713,000 primarily due to reduced project levels.
     Operating Costs and Expenses. Excluding reimbursables, engineering, consulting and other expenses associated with our engineering and consulting services segment decreased $1.6 million primarily due to reduced project levels.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)
Labor contract drilling services	$17,231	$18,141	$14,897	$15,189
Reimbursables (1)	4,842	4,806	4,712	4,751
Engineering, consulting and other	—	559	(4)	529
Depreciation and amortization	N/A	N/A	39	923
Selling, general and administrative	N/A	N/A	1,238	340

Total	$22,073	$23,506	$20,882	$21,732

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling service revenues decreased $910,000 due primarily to fewer operating days for the managed North Sea units.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services decreased $292,000 due primarily to fewer operating days from our managed North Sea platform operations.

Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $2.5 million to $10.2 million in the Current Quarter from $7.8 million in the Comparable Quarter primarily due to the initial adoption of SFAS No. 123R, Share-Based Payment, expenses related to our employee benefit and retention plans, and higher professional services fees.
     Interest Expense. Interest expense, net of amount capitalized, increased $6.5 million primarily due to interest expense associated with financing for the Smedvig investment.
     Other, net. Other, net decreased $834,000 primarily due to the acquisition of the remaining 50 percent equity interest in a joint venture with Noble Crosco Drilling, Ltd., in August 2005 reducing equity earnings in the Current Quarter as compared to the Comparable Quarter.
     Income Tax Provision. The income tax provision increased $25.2 million mainly due to higher pre-tax earnings and an increase in the effective tax rate from 18 percent in 2005 to 19.5 percent in 2006, due primarily to the increase in income of U.S. owned assets.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     Our principal capital resource in the Current Quarter was net cash provided by operating activities of $151.1 million, which compared to $71.5 million in the Comparable Quarter. The increase in net cash provided by operating activities in the Current Quarter was primarily attributable to higher net income. At March 31, 2006, we had cash and cash equivalents of $60.9 million, investments in marketable securities, including our investment in shares of Smedvig ASA (“Smedvig”), totaling $738.1 million (excluding non-current investments), insurance receivables of $67.1 million and approximately $158.6 million of funds available under our Bank Credit Agreement. We had working capital of $350.1 million and $263.1 million at March 31, 2006 and December 31, 2005, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 28 percent at March 31, 2006 and 29 percent at December 31, 2005. On April 10, 2006, the $600.0 million GS Credit Agreement (defined below) was prepaid reducing our debt to capitalization ratio to 16 percent.
     Our board of directors authorized and adopted a share repurchase program in 2002. During 2005, we repurchased 100,000 of our ordinary shares at an average price of $74.09 per ordinary share for a total cost of $7.4 million. We did not repurchase any of our ordinary shares during the three months ended March 31, 2006. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The program authorization covers an aggregate of 15,000,000 ordinary shares. At March 31, 2006, 9,062,000 shares remained available under this authorization.
     During the three months ended March 31, 2006, we made contributions to our international and domestic pension plans totaling $2.8 million. We expect to contribute an aggregate of $14.0 million to our international and domestic pension plans in 2006.
     The Company’s most recent quarterly dividend declaration, to be paid on June 1, 2006, was $0.04 per ordinary share, or approximately $22.0 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
Capital Expenditures
     Capital expenditures totaled $190.8 million and $51.2 million for the Current Quarter and Comparable Quarter, respectively.
     Capital expenditures in the Current Quarter included $46.9 million for the Noble Dave Beard and $26.0 million towards the construction of the Noble Clyde Boudreaux. Other significant capital expenditures in the Current Quarter include $13.9 million toward the construction of the Noble Roger Lewis and Noble Hans Deul, two F&G JU-2000E enhanced premium newbuild jackups under construction, $12.6 million for the Noble Paul Wolff, and $9.7 million towards the Noble Danny Adkins. In addition, major maintenance expenditures totaled $24.4 million in the Current Quarter.
     Our capital expenditures and major maintenance expenditures for 2006 are budgeted at approximately $1.3 billion and $122.0 million, respectively, which includes approximately $185.0 million for the Noble Dave Beard, $155.0 million for the upgrade of the Noble Clyde Boudreaux, $120.0 million for the construction of two jackups, the Noble Roger Lewis and Noble Hans Deul, and $110.0 million for the construction of the Noble Danny Adkins. In connection with these and other projects, we have entered into certain commitments.
     We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. At March 31, 2006, we had approximately $846.0 million of outstanding purchase commitments, of which approximately $432.0 million are included in the projected 2006 capital expenditures and major maintenance expenditures described above.
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
Investment in Smedvig
     As previously reported, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) dated December 12, 2005 with Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS (collectively, the “Sellers”) relating to the Company’s acquisition, directly and indirectly, of 21,095,600 Class A shares and 2,501,374 Class B shares (collectively, the “Owned Shares”) of Smedvig. The Company completed its acquisition of the Owned Shares on December 23, 2005. The acquisition comprised 39.2 percent of the Class A shares and 28.9 percent of the total capital shares of Smedvig. The purchase price was NOK 200 per Class A share and NOK 150 per Class B share (the “Noble Purchase Price”), totaling NOK 4,594.3 million (or approximately US $691.1 million at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Owned Shares, including related transaction costs, with an aggregate of $700.0 million in new debt borrowings.
     Subsequent to our acquisition of the Owned Shares, SeaDrill Limited, a Bermudian limited company (“SeaDrill”), reported that it had acquired control of 51.24 percent of the Class A shares and 52.47 percent of the Smedvig capital, after which SeaDrill made a mandatory offer (the “Mandatory Offer”) pursuant to Norwegian law (and a parallel tender offer in the U.S.) to purchase all the shares of Smedvig not already owned by SeaDrill at a price of NOK 205 per Class A share and NOK 165 per Class B share (the “SeaDrill Offer Price”).
     To mitigate the Company’s foreign currency exposure on our investment in Smedvig shares, on March 15, 2006, the Company entered into a foreign currency contract that obligated the counterparty to pay the Company $691.7 million in exchange for NOK 4,594.3 million on April 18, 2006.
     On April 7, 2006, the Company sold the Owned Shares to SeaDrill pursuant to the Mandatory Offer for NOK 4,737.3 million. On April 10, 2006, the Company settled the forward currency contract described above and received $691.3 million. Also on April 10, 2006, the Company prepaid the outstanding principal amount of $600.0 million under the GS Credit Agreement (as defined below under “Credit Facilities and Long-Term Debt”), which terminated as a result of all parties thereto completing their obligations thereunder.
     On April 18, 2006, pursuant to the Share Purchase Agreement, the Company paid to the Sellers the excess of the SeaDrill Offer Price over the Noble Purchase Price on the Owned Shares sold to SeaDrill (an aggregate of NOK 143.0 million or $21.8 million), as a purchase price adjustment under the Share Purchase Agreement.

Credit Facilities and Long-Term Debt
     On December 22, 2005, Noble, Noble Holding (U.S.) Corporation (“NHC”) and Noble Drilling Corporation (“Noble Drilling”) entered into a credit agreement (the “GS Credit Agreement”) with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”), pursuant to which Noble Drilling borrowed $600.0 million. Noble, NHC and Noble Drilling Holding LLC unconditionally guaranteed the performance of Noble Drilling under the GS Credit Agreement. Each of NHC, Noble Drilling and Noble Drilling Holding LLC is a direct or indirect wholly-owned subsidiary of Noble. On March 2, 2006, the parties to the GS Credit Agreement amended its terms, including provisions to extend the maturity through April 1, 2007 and to provide Goldman Sachs a right of syndication under certain conditions. In order to reduce our exposure to changes in interest rates between the date of borrowing and its expected refinancing, we entered into interest rate swaps on December 19, 2005 with notional amounts totaling $600.0 million. To provide for additional flexibility in the refinancing of the GS Credit Agreement, on January 27, 2006, we terminated these interest rate swaps at no cost to us. As described under Investment in Smedvig above, this credit facility was prepaid on April 10, 2006 with proceeds from the sale of the Owned Shares.
     Noble Drilling has in place an unsecured revolving bank credit facility totaling $300.0 million, including a letter of credit facility totaling $50.0 million, which extends through November 30, 2009 (the “Bank Credit Agreement”). Noble and NHC have unconditionally guaranteed the performance of Noble Drilling under the Bank Credit Agreement. At March 31, 2006, we had borrowings and letters of credit of $135.0 million and $6.4 million, respectively, outstanding under the Bank Credit Agreement, with $158.6 million remaining available thereunder. At March 31, 2006, we had letters of credit and third-party guarantees of $71.2 million and performance and customs bonds totaling $82.3 million supported by surety bonds outstanding in addition to amounts outstanding under the Bank Credit Agreement.
     During the first three months of 2006, our debt decreased from $1,138.3 million (including current portion of $9.0 million) at December 31, 2005 to $1,133.9 million (including current portion of $609.3 million) at March 31, 2006, due to debt repayments of $4.4 million. At March 31, 2006 and December 31, 2005, we had no off-balance sheet debt. At March 31, 2006, we were in compliance with all our debt covenants.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. A one percent change in the March 31, 2006 closing price of these marketable equity and debt securities would impact the carrying value of these investments by $373,000 and $16,100, respectively, excluding our investment in shares of Smedvig. To mitigate the risk of losses, these investments are monitored by management to assure compliance with policies established by the Company.
     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in the plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At March 31, 2006, the Company’s liability under the Restoration Plan totaled $19.5 million. At March 31, 2006, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $195,000 and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $195,000.
     We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at an agreed upon percentage point spread from LIBOR. At March 31, 2006, there were $135.0 million of outstanding borrowings under the Bank Credit Agreement. A change of one percent in the interest rate would cause a $1.4 million change in interest expense on an annual basis.
     Our Senior Notes due 2009 and 2019 bear interest at fixed interest rates of 6.95% and 7.50% per annum, respectively. Both series of notes currently trade at a premium to their face value. The estimated fair value of our Senior Notes due 2009 and 2019, based on quoted market prices, was $154.6 million and $203.5 million at March

31, 2006, respectively. This compares to carrying amounts (net of any unamortized discount) of $150.0 million and $201.7 million, respectively. While our interest payments on these notes are at fixed rates, if U.S. Treasury rates were to change, the fair value of our Senior Notes could be impacted. We estimate that a one percent increase in interest rates would decrease the fair value of our Senior Notes due 2009 and 2019 by approximately $4.1 million and $16.7 million, respectively. As we have no current plans to retire or refinance our fixed rate notes, are not highly leveraged and are not aware of any conditions that would cause our credit rating to be negatively impacted in a manner that would force refinancing of our fixed rate debt, we believe our exposure to market risk associated with our fixed rate notes is minimal.
     Although we conduct business internationally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset one another, we do not currently have any significant assets, liabilities, or financial instruments that are sensitive to foreign currency exchange rates.
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. Since February 2005, the Company has maintained approximately one year of forward currency contracts settling monthly in Euro and British Pounds. The forward contracts settled in 2005 represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005. The forward contracts settling in 2006 and 2007 represent approximately 52 percent and 4 percent, respectively, of our forecasted Euro and British Pound requirements. The notional amounts of forward contracts outstanding at March 31, 2006 were approximately 27.2 million Euros and 12.5 million British Pounds, respectively. The aggregate notional amount of these forward contracts, expressed in dollars, was $55.1 million at March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chairman of the Board and Chief Executive Officer, James C. Day, and Noble’s President and Chief Operating Officer and acting Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company’s disclosure controls and procedures at the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and material information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.4 million and a customs bond in the amount of $21.8 million, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17.0 million plus interest related to a 1997 alleged import and (b) $19.3 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($449,800) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, the CESTAT upheld NACL’s appeal, thereby overturning the Commissioner’s March 2005 order against NACL in its entirety. CESTAT has informed the parties that it will issue a written reasoned judgment upholding NACL’s appeal, which judgment we expect to be issued in June 2006. We do not know at this time whether the Commissioner will appeal such judgment. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, supplemental pleadings recently filed by plaintiffs reflect that only approximately 21 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. Of these 21, only eight have followed applicable court orders to amend their complaints against us by the applicable deadline. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K, except to the extent the following items are updated or otherwise modified:
    We may have difficulty obtaining insurance in the future and we cannot fully insure against all of the risk and hazards we face.
     No assurance can be given that we will be able to obtain or maintain adequate insurance in the future at rates and with deductible amounts that we consider commercially reasonable or that we will be able to obtain insurance against some risks.
     The 2005 losses incurred in the oil and gas industry because of Hurricanes Katrina and Rita have made insurance difficult to obtain, if available at all, or at reasonable prices. The insurance industry does not have capacity to provide insurance at amounts available in prior years, if at all. The insurance industry has priced premiums for 2006 renewal programs of insured parties that suffered storm losses in 2005 on a basis designed to recover recent underwriting losses in an accelerated manner.
     During the course of our renewals in the first quarter of 2006 of our marine and energy package, excess liability and protection and indemnity programs, we experienced substantial increases in year over year premiums as anticipated. The marine energy insurance market has experienced tightened coverage terms and conditions, as is particularly evidenced by the introduction of U.S. named windstorm aggregate coverage limits. An aggregate coverage limit has been placed on our U.S. named windstorm coverage equal to the highest scheduled value for any unit in our U.S. Gulf of Mexico fleet. Our loss of hire coverage is now subject to a 45 day wait for all losses not associated with a U.S. Gulf of Mexico named windstorm, which now has a 60 day wait. The Company currently has 10 units in the U.S. Gulf of Mexico, consisting of one jackup, six semisubmersibles and three submersibles, and one semisubmersible under construction in Pascagoula, Mississippi. In our 2006-2007 insurance renewal, we were successful in obtaining a bifurcation of the Gulf of Mexico into U.S. and Mexican waters as rated by underwriters. Due to our 2005 losses, we experienced a substantial increase in premium for the renewal of our U.S. Gulf of Mexico named windstorm coverage. However, we renewed our named windstorm coverage in the Mexican Gulf of Mexico at the same premium rating as for other parts of the world. We maintained a $10 million deductible on our marine package coverage, and we generally maintained the same terms and conditions related to the operational risks generally as were in place under our expiring coverage. In addition, we renewed and expanded our coverage for excess liability and the provisions for removal of wreck, debris and collision.
     Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on certain rigs. Uninsured exposures may include war risk, activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
     Governmental laws and regulations, including environmental laws and regulations, may add to our costs or limit our drilling activity.
     Our business is affected by changes in public policy and by laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.
     The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit drilling activity. For example, the U.S. Minerals Management Service (“MMS”) is funding ongoing joint industry projects to determine methods to prevent or reduce in the future the number of incidents of damage to rigs in the U.S. Gulf of Mexico fleet and to offshore oil and gas industry infrastructure that resulted from the hurricanes of 2005. Implementation of new standards by the MMS may subject us to increased costs or limit the operational capabilities of our rigs and could materially adversely affect our results of operations and financial condition.
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
     The Company’s operations are also subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the U.S. Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that may be classified as environmentally hazardous. Laws and regulations protecting the environment have generally become more stringent and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual general meeting of members of Noble was held in Houston, Texas, at 10:00 a.m., local time, on April 27, 2006.

(b)	Proxies were solicited by the Board of Directors of Noble pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected. The terms of Michael A. Cawley, Lawrence J. Chazen, Luke R. Corbett, Jack E. Little, Mary P. Ricciardello and William A. Sears, each an incumbent director, continued following the annual general meeting.

(c)	Out of a total of 137,151,679 ordinary shares of Noble outstanding and entitled to vote at the annual general meeting, 112,494,977 shares were present in person or by proxy, representing a majority of the outstanding shares. Three matters, as fully described in the proxy statement for the annual general meeting, were voted on by members. The first matter voted on was the election of directors to serve three-year terms on the Board of Directors of Noble. The results of voting were as follows:

		Number of Shares
Nominee	Number of Shares	WITHHOLDING AUTHORITY
for Re-election	Voting FOR Re-election	to Vote for Re-election
as Director	as Director	as Director

James C. Day	111,071,130	1,423,847
Julie H. Edwards	111,893,752	601,225
Marc E. Leland	110,887,696	1,607,281
The second matter voted on was the approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2006. The results of the voting on this proposal were as follows:

For: 110,713,352 Against: 1,012,272 Abstain: 92,231

The third matter voted on was a member (shareholder) proposal to separate the positions of Chairman / Chief Executive Officer. The results of the voting on this proposal were as follows:

For: 25,626,726 Against: 74,105,480 Abstain: 878,743

(d)	Inapplicable.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION

DATE: May 9, 2006	By:	/s/ MARK A. JACKSON

Mark A. Jackson
President and Chief Operating Officer and acting Chief Financial Officer
(Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

10.1*	Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated April 27, 2006.

10.2*	Noble Corporation’s Short Term Incentive Plan (revised April 2006).

31.1	Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.