Form 10-Q
period 2006-06-30
NOBLE CORP
filed 2006-08-09
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     Number of Ordinary Shares outstanding at July 31, 2006: 136,818,482

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223,890	$121,845
Investments in marketable securities	37,113	44,457
Accounts receivable	384,172	276,688
Insurance receivables	58,921	51,565
Inventories	4,266	3,940
Prepaid expenses	24,945	10,064
Other current assets	28,765	13,896

Total current assets	762,072	522,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	4,613,562	4,178,097
Other	71,318	66,698

	4,684,880	4,244,795
Accumulated depreciation	(1,339,539)	(1,245,776)

	3,345,341	2,999,019

INVESTMENTS IN MARKETABLE SECURITIES	1,555	673,639
OTHER ASSETS	150,215	151,254

	$4,259,183	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$9,295	$8,972
Accounts payable	118,012	93,914
Accrued payroll and related costs	84,328	78,558
Taxes payable	44,828	45,245
Interest payable	10,264	9,640
Other current liabilities	38,330	23,006

Total current liabilities	305,057	259,335

LONG-TERM DEBT	689,342	1,129,325
DEFERRED INCOME TAXES	239,848	227,589
OTHER LIABILITIES	6,081	6,290

	1,240,328	1,622,539

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(7,655)	(7,906)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 136,801 shares issued and outstanding in 2006; 137,009 shares issued and outstanding in 2005	13,680	13,701
Capital in excess of par value	960,191	1,024,470
Retained earnings	2,050,010	1,736,015
Restricted stock (unearned compensation)	—	(17,099)
Accumulated other comprehensive income (loss)	2,629	(25,353)

	3,026,510	2,731,734

	$4,259,183	$4,346,367

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2006	2005
OPERATING REVENUES
Contract drilling services	$476,339	$303,911
Reimbursables	20,640	18,655
Labor contract drilling services	17,967	17,531
Engineering, consulting and other	2,568	3,911

	517,514	344,008

OPERATING COSTS AND EXPENSES
Contract drilling services	180,621	145,907
Reimbursables	17,544	16,546
Labor contract drilling services	15,687	14,476
Engineering, consulting and other	7,276	5,733
Depreciation and amortization	62,545	59,529
Selling, general and administrative	10,655	10,099

	294,328	252,290

OPERATING INCOME	223,186	91,718

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(1,773)	(5,192)
Other, net	1,893	2,876

INCOME BEFORE INCOME TAXES	223,306	89,402
INCOME TAX PROVISION	(43,545)	(16,092)

NET INCOME	$179,761	$73,310

NET INCOME PER SHARE:
Basic	$1.31	$0.54
Diluted	$1.30	$0.53
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING REVENUES
Contract drilling services	$893,971	$566,315
Reimbursables	43,712	43,157
Labor contract drilling services	35,198	35,672
Engineering, consulting and other	6,548	9,189

	979,429	654,333

OPERATING COSTS AND EXPENSES
Contract drilling services	348,526	289,929
Reimbursables	37,596	39,452
Labor contract drilling services	30,584	29,665
Engineering, consulting and other	10,706	11,621
Depreciation and amortization	121,906	115,906
Selling, general and administrative	20,940	17,917
Hurricane losses and recoveries, net	(4,404)	—

	565,854	504,490

OPERATING INCOME	413,575	149,843

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(14,252)	(11,127)
Other, net	4,394	6,211

INCOME BEFORE INCOME TAXES	403,717	144,927
INCOME TAX PROVISION	(78,725)	(26,087)

NET INCOME	$324,992	$118,840

NET INCOME PER SHARE:
Basic	$2.38	$0.88
Diluted	$2.35	$0.87
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$324,992	$118,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,906	115,906
Deferred income tax provision	12,259	9,835
Equity in income of joint venture	—	(2,388)
Distributions received from joint venture	—	2,194
Stock-based compensation expense	10,106	3,365
Other	11,517	1,158
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	(106,945)	(42,624)
Other current assets	(31,205)	(11,347)
Accounts payable	6,011	(8,326)
Other current liabilities	21,919	3,584

Net cash provided by operating activities	370,560	190,197

CASH FLOWS FROM INVESTING ACTIVITIES
New construction and major capital upgrades	(281,672)	(56,709)
Other capital expenditures	(160,431)	(52,376)
Major maintenance expenditures	(26,782)	(29,078)
Proceeds from sales of property and equipment	—	993
Proceeds from Smedvig disposition	691,261	—
Investments in marketable securities	—	(23,349)
Proceeds from sales and maturities of marketable securities	6,582	106,679
Increase in restricted cash	—	(28,920)

Net cash provided by (used for) investing activities	228,958	(82,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	(135,000)	(65,000)
Payments of other long-term debt	(604,404)	(4,108)
Net proceeds from employee stock transactions	7,642	53,955
Proceeds from issuance of senior notes, net of debt issuance costs	295,953	—
Dividends paid	(10,997)	(5,429)
Repurchases of ordinary shares	(50,667)	—

Net cash used for financing activities	(497,473)	(20,582)

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,045	86,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,845	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,890	$145,645

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except per share amounts)
(Unaudited)

					Restricted	Accumulated
			Capital in		Stock	Other	Total
	Ordinary Shares		Excess of	Retained	(Unearned	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Compensation)	Income (Loss)	Equity
Balance at December 31, 2005	137,009	$13,701	$1,024,470	$1,736,015	$(17,099)	$(25,353)	$2,731,734
Stock-based compensation
Adoption of SFAS No. 123R	—	—	(17,099)	—	17,099	—	—
Stock-based compensation	555	56	10,327	—	—	—	10,383
Contribution to employee benefit plans	45	4	3,477	—	—	—	3,481
Exercise of stock options	269	27	9,098	—	—	—	9,125
Restricted shares surrendered for withholding taxes or forfeited	(77)	(8)	(1,475)	—	—	—	(1,483)

Repurchases of ordinary shares	(1,000)	(100)	(68,607)	—	—	—	(68,707)
Net income	—	—	—	324,992	—	—	324,992
Dividends paid ($0.08 per share)	—	—	—	(10,997)	—	—	(10,997)
Other comprehensive income	—	—	—	—	—	27,982	27,982

Balance at June 30, 2006	136,801	$13,680	$960,191	$2,050,010	$—	$2,629	$3,026,510

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2006	2005
NET INCOME	$179,761	$73,310

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	1,327	(2,141)
Unrealized holding gain on marketable securities	46	252
Unrealized gain (loss) on foreign currency forward contracts	1,998	(2,761)

Other comprehensive income (loss)	3,371	(4,650)

COMPREHENSIVE INCOME	$183,132	$68,660

	Six Months Ended June 30,
	2006	2005
NET INCOME	$324,992	$118,840

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	2,756	(3,486)
Unrealized holding gain on marketable securities	19,523	386
Unrealized gain (loss) on foreign currency forward contracts	3,194	(2,492)
Unrealized gain on interest rate swaps	2,509	—

Other comprehensive income (loss)	27,982	(5,592)

COMPREHENSIVE INCOME	$352,974	$113,248

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
     The adoption of SFAS No. 123R reduced Operating Income and Income Before Income Taxes by $1.4 million and $2.8 million during the three and six months ended June 30, 2006, respectively. Net Income was reduced by $1.2 million ($0.01 per basic and diluted share) and $2.3 million ($0.02 per basic and diluted share) for the three and six months ended June 30, 2006, respectively. The adoption of SFAS No. 123R had no material effect on Cash Flows.

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
     Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for periods prior to January 1, 2006. The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS No. 123 prior to January 1, 2006:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income — as reported	$73,310	$118,840
Stock-based compensation expense, net of tax — as reported	1,266	2,187
Stock-based compensation expense, net of tax — pro forma	(3,486)	(5,963)

Net income — pro forma	$71,090	$115,064

Net income per share:
Basic — as reported	$0.54	$0.88
Basic — pro forma	$0.52	$0.85

Diluted — as reported	$0.53	$0.87
Diluted — pro forma	$0.52	$0.84
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
     A summary of stock option activity under both the 1991 Plan and 1992 Plan at June 30, 2006 and the changes during the six months ended June 30, 2006 are presented below (actual amounts):

	Shares	Weighted-
	Underlying	Average
	Options	Exercise Price

January 1, 2006	3,992,008	$36.14
Granted	134,598	76.43
Exercised	(268,855)	33.80
Forfeited	(36,521)	52.85

Outstanding at June 30, 2006 (1)	3,821,230	37.56

Exercisable at June 30, 2006 (1)	3,284,398	$34.03

(1)	At June 30, 2006, the remaining weighted average contractual life for options outstanding and exercisable was 5.5 and 4.8 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $140.9 million and $130.0 million, respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     During the six months ended June 30, 2006, the Company granted 134,598 stock options at an exercise price equal to the market price of the Company’s ordinary shares on the date of grant and having a 10-year contractual term. Stock options totaling 110,598 vest equally over three years and the remaining 24,000 stock options vest over one year. Additional information with respect to options granted in 2006 is as follows (actual amounts):
     Six Months Ended June 30, 2006

Weighted-average fair value per option granted	$26.98

Weighted-average exercise price per option granted	$76.43

Valuation assumptions:
Expected option term (years)	4.6
Expected volatility	34.00%
Expected dividend yield	0.20%
Risk-free interest rate	4.58%
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
     A summary of the status of the Company’s non-vested stock options at June 30, 2006, and changes during the six months ended June 30, 2006, is presented below (actual amounts):

	Shares	Weighted-
	Under	Average
	Outstanding	Grant-Date
	Options	Fair Value

Non-vested options at January 1, 2006	816,222	$18.39
Granted	134,598	26.98
Vested	(378,498)	18.45
Forfeited	(35,490)	20.46

Non-vested options at June 30, 2006	536,832	$20.36

     At June 30, 2006, there was $12.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of stock options vested during the six months ended June 30, 2006 was $7.0 million. Compensation expense recognized during the six months ended June 30, 2006 related to stock options totaled $3.3 million, or $2.6 million net of income tax.
     The intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $13.0 million.
     The Company issues new ordinary shares to meet the share requirements upon exercise of stock options. The Company has historically repurchased ordinary shares in the open market from time to time which minimizes the dilutive effect of stock-based compensation.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Restricted Stock
     At December 31, 2005, the Company had 158,297 shares of non-vested time-vested restricted stock outstanding and 304,627 shares of non-vested performance-vested restricted stock outstanding (at the maximum level of performance). Restricted stock is awarded for these two programs under the 1991 Stock Option and Restricted Stock Plan. The time-vested restricted stock awards generally vest over three years. The number of performance-vested restricted shares which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period.
     In the six months ended June 30, 2006, the Company awarded 457,059 shares of time-vested restricted stock and 96,776 shares (at the maximum level of performance) of performance-vested restricted stock. The time-vested restricted stock vests equally over three years for one award and four years for another award, with a weighted-average vesting period of 3.3 years, and the weighted-average price of the underlying ordinary share on the date of award was $77.05 per ordinary share for time-vested restricted stock awards during the six months ended June 30, 2006. The performance-vested restricted stock vests provided the performance criteria specified in the plan are achieved. The performance period is defined as the three-year period from January 1, 2006 through December 31, 2008 for the 2006 award. Performance criteria include the Company’s performance relative to a defined index as well as a defined competitive peer group. The weighted-average price of the underlying ordinary share on the date of award was $75.85 per ordinary share for performance-vested restricted stock awards during the six months ended June 30, 2006.
     A summary of the status of non-vested restricted shares at June 30, 2006, and changes during the six months ended June 30, 2006, is presented below (actual amounts):

		Weighted-		Weighted-
	Time-Vested	Average	Performance-Vested	Average
	Restricted	Grant-Date	Restricted Shares	Grant-Date
	Shares Outstanding	Fair Value	Outstanding (1)	Fair Value

Non-vested restricted shares at January 1, 2006	158,297	$44.32	304,627	$14.92
Granted	457,059	77.05	96,776	27.68
Vested	(66,193)	56.74	—	—
Forfeited	(36,748)	49.42	(53,998)	15.97

Non-vested restricted shares at June 30, 2006	512,415	$70.05	347,405	$18.31

(1)	The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.
     At June 30, 2006, there was $35.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements awarded under the time-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 2.6 years. The total fair value of time-vested restricted shares vested during the six months ended June 30, 2006 was $3.8 million. At June 30, 2006, there was $3.6 million of total unrecognized compensation cost related to the performance-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years. No performance-vested restricted shares vested during the six months ended June 30, 2006; however, compensation expense is accrued quarterly during the performance period. Compensation expense recognized during the six months ended June 30, 2006 related to all restricted stock totaled $7.1 million, or $5.7 million net of income tax.

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
     The total potential compensation for performance-vested restricted stock is recognized over the service period, net of estimated forfeitures, regardless of whether the performance thresholds are ultimately achieved. Performance-vested restricted stock awarded during the six months ended June 30, 2006 had a weighted-average fair value, determined as further described below, of $27.68 per share.
     The performance-vested restricted stock is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that the Company’s stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model, or other lattice-based projection models. The assumptions used to value the performance-vested restricted stock grants during the six months ended June 30, 2006 included historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

Valuation assumptions:
Expected volatility	30.00%
Expected dividend yield	0.20%
Risk-free interest rate	4.77%
     Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
NOTE 3 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted average shares outstanding for net income per share computations for the three and six-month periods ended June 30, 2006 and 2005 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average shares outstanding — basic	136,800	136,065	136,759	135,637

Effect of potentially dilutive shares:
Stock options	1,397	1,235	1,441	1,299
Non-vested time-vested restricted stock	29	—	116	—
Non-vested performance-vested restricted stock	71	—	59	—

Weighted-average shares — diluted	138,297	137,300	138,375	136,936

Net income — basic and diluted	$179,761	$73,310	$324,992	$118,840

Net income per share:
Basic	$1.31	$0.54	$2.38	$0.88
Diluted	$1.30	$0.53	$2.35	$0.87
     For the periods presented, there were no adjustments to net income for purposes of calculating basic or diluted net income per share. The computations of diluted net income per share for the three and six-month periods ended June 30, 2006 do not include stock options and restricted stock totaling 158,800 and 142,000 shares, respectively, because they were anti-dilutive. For the three and six-month periods ended June 30, 2005, the computations of diluted net income per share do not include stock options totaling 4,000 and 2,000 shares, respectively, because they were anti-dilutive.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 4 — MARKETABLE SECURITIES
     At June 30, 2006, we owned marketable equity and debt securities with a fair market value of $37.1 million. These investments are classified as available for sale and are included in current assets at June 30, 2006 at their fair market value. At June 30, 2006, we owned other marketable equity securities with a fair market value of $1.6 million. This investment is classified as available for sale and as a long-term asset at June 30, 2006 at its fair market value.
     As previously reported, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) dated December 12, 2005 with Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS (collectively, the “Sellers”) relating to the Company’s acquisition, directly and indirectly, of 21,095,600 Class A shares and 2,501,374 Class B shares (collectively, the “Owned Shares”) of Smedvig. The Company completed its acquisition of the Owned Shares on December 23, 2005. The acquisition comprised 39.2 percent of the Class A shares and 28.9 percent of the total capital shares of Smedvig. The purchase price was NOK 200 per Class A share and NOK 150 per Class B share (the “Noble Purchase Price”), totaling NOK 4,594.3 million (or approximately US $691.1 million at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Owned Shares, including related transaction costs, with an aggregate of $700 million in new debt borrowings.
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
     On April 7, 2006, the Company sold the Owned Shares to SeaDrill pursuant to the Mandatory Offer for NOK 4,737.3 million. On April 10, 2006, the Company settled the forward currency contract described below and received $691.3 million. Also on April 10, 2006, the Company prepaid the outstanding principal amount of $600.0 million under a credit agreement, which terminated as a result of all parties thereto completing their obligations thereunder.
     On April 18, 2006, pursuant to the Share Purchase Agreement, the Company paid to the Sellers the excess of the SeaDrill Offer Price over the Noble Purchase Price on the Owned Shares sold to SeaDrill (an aggregate of NOK 143.0 million, or $21.8 million), as a purchase price adjustment under the Share Purchase Agreement.
     Our investment in Smedvig was accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, because of the lack of significant influence over the operating and financial policies of Smedvig. Our investment in Smedvig was classified as available-for-sale pursuant to SFAS No. 115. Accordingly, the fair value of our Smedvig investment was presented on the Consolidated Balance Sheet and unrealized holding gains or losses were excluded from earnings and reported in a separate component of shareholders’ equity, Accumulated Other Comprehensive Income (Loss), until realized on April 7, 2006. At December 31, 2005, the fair value of our Smedvig investment totaled $672.1 million and our cost basis totaled $691.8 million resulting in an unrealized loss of $19.7 million, which was included as a component of Accumulated Other Comprehensive Income (Loss). This unrealized loss had approximately recovered to the original cost by March 15, 2006, the date the forward currency contract described below was initiated.
     On March 15, 2006, the Company entered into a forward currency contract which provided that the counterparty would pay to the Company $691.7 million in exchange for NOK 4,594.3 million on April 18, 2006. This transaction was entered into to hedge the foreign currency exposure on the Company’s investment in Smedvig. The Company accounted for this forward currency contract as a “fair value” hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result, the change in fair value of the Smedvig investment from March 15, 2006 to April 7, 2006 was recognized in Other Income ($14.3 million) and the corresponding change in the fair value of the forward currency contract was charged to Other Income. The disposition of the investment in Smedvig shares, net of transaction costs, resulted in a loss of approximately $140,000 in the second quarter of 2006.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 5 — PROPERTY AND EQUIPMENT
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the three and six months ended June 30, 2006 was $9.1 million and $16.0 million, respectively, and for the three and six months ended June 30, 2005 was $2.6 million and $5.0 million, respectively.
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
     All of our units that sustained damage in 2005 as a result of Hurricanes Katrina and Rita had returned to work by April 2006. During the six months ended June 30, 2006, we recorded $4.4 million in loss of hire insurance for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income for the six months ended June 30, 2006. Our insurance receivables at June 30, 2006 related to claims for hurricane damage was $58.9 million.
NOTE 6 — DEBT
     In May 2006, Noble issued $300 million principal amount of 5.875% Senior Notes due 2013. Proceeds, net of discount and issuance costs, totaled $296.0 million. Interest on the 5.875% Senior Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. The 5.875% Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at a price equal to 100 percent of the principal amount being redeemed plus accrued and unpaid interest to the redemption date plus a make-whole premium, if any is required to be paid. The 5.875% Senior Notes are senior unsecured obligations of Noble and the indenture governing the 5.875% Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions, and amalgamate, merge, consolidate and sell assets, except under certain conditions.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
     Our capital expenditures and major maintenance expenditures for 2006 are budgeted at approximately $1.4 billion. These expenditures include costs for three ultra-deepwater semisubmersibles, the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins, and two F&G JU-2000E enhanced premium independent leg cantilevered newbuild jackups under construction, the Noble Roger Lewis and Noble Hans Deul. In June 2006, we entered into a contract with China Shipbuilding & Offshore International Co., Ltd./Dalian Shipbuilding Industry Co., Ltd. (“DSIC”) to construct a third F&G JU-2000E enhanced premium newbuild jackup to be named the Noble Scott Marks. The Company has budgeted the cost of this jackup at approximately $190 million. Certain expenditures will be made for this jackup in 2006, including payments for certain long lead-time items. In connection with these as well as certain other projects, we have entered into certain commitments. At June 30, 2006, we had approximately $975 million of outstanding purchase commitments.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.2 million and a customs bond in the amount of $20.9 million, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $16.3 million plus interest related to a 1997 alleged import and (b) $18.6 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($430,800) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, the CESTAT upheld NACL’s appeal, thereby overturning the Commissioner’s March 2005 order against NACL in its entirety, and informed the parties that it would issue a written judgement of its decision. On August 8, 2006, we received CESTAT’s written judgment upholding NACL’s appeal on all grounds and setting aside the duty demand, interest and penalty. NACL will now seek return on NACL’s bank guarantee and customs bond referenced above. We do not know at this time whether the Commissioner will appeal such judgment. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending issuance of CESTAT’s judgment and any further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities in those jurisdictions. Certain of our tax returns have been examined for the 2000 through 2003 periods and audit claims have been assessed for approximately $28 million (including interest and penalties). Additional audit claims of approximately $10 to $15 million attributable to such tax returns are considered by the Company to be probable of assessment. Additional audits are in process and it is possible the tax authorities will examine years beyond the current periods. In some countries, performance bonds have been provided as required by local law in order to contest the claims. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary. We accrue for income tax contingencies that we believe are probable of occurring and where the amount of the contingency can be reasonably estimated. While we cannot predict or provide assurance as to the outcome of these tax matters, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
NOTE 8 — EMPLOYEE BENEFIT PLANS
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
     Pension costs for the three and six months ended June 30, 2006 and 2005 include the following components:

	Three Months Ended June 30,
	2006		2005
	International	Domestic	International	Domestic

Service cost	$776	$1,357	$628	$1,183
Interest cost	792	1,236	679	1,015
Return on plan assets	(899)	(1,449)	(758)	(1,068)
Amortization of prior service cost	—	84	—	65
Amortization of transition obligation	39	—	62	—
Recognized net actuarial loss (gain)	88	344	(19)	214

Net pension expense	$796	$1,572	$592	$1,409

	Six months Ended June 30,
	2006		2005
	International	Domestic	International	Domestic

Service cost	$1,552	$2,714	$1,256	$2,368
Interest cost	1,584	2,472	1,357	2,030
Return on plan assets	(1,798)	(2,898)	(1,517)	(2,136)
Amortization of prior service cost	—	168	—	130
Amortization of transition obligation	78	—	125	—
Recognized net actuarial loss (gain)	176	688	(38)	428

Net pension expense	$1,592	$3,144	$1,183	$2,820

     We expect to contribute, subject to applicable law, approximately $14 million in the aggregate to our pension plans in 2006, with $4.9 million and $9.1 million allocated to international and domestic plans, respectively. During the six months ended June 30, 2006, we made contributions to our international and domestic plans of $3.6 million and $0, respectively.
     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in such plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At June 30, 2006, the Company’s liability under the Restoration Plan and a separate Canadian plan totaled $19.2 million.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. Since February 2005 the Company has maintained approximately one year of forward currency contracts settling monthly in Euro and British Pounds. The forward contracts settled in 2005 represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005. The forward contracts settling in 2006 and 2007 represent approximately 61 percent and 13 percent, respectively, of our forecasted Euro and British Pound requirements. The notional amounts of forward contracts outstanding at June 30, 2006 were approximately 27.7 million Euros and 12.7 million British Pounds, respectively. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $57.3 million at June 30, 2006.
     All of the above foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The fair market value of those derivative instruments is included in Other Current Assets or Other Current Liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three and six-month periods ended June 30, 2006 and 2005 related to these derivative instruments.
     Reference is made to Note 4 above for discussion of the forward currency contract entered into on March 15, 2006 to hedge the Company’s investment in Smedvig.
     The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in Accumulated Other Comprehensive Income (Loss) and related activity for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net unrealized gain (loss) at beginning of period	$(201)	$269	$(3,906)	$—
Activity during period:
Net unrealized gain (loss) on outstanding foreign currency forward contracts	1,998	(2,761)	3,194	(2,492)
Settlement of interest rate swaps	—	—	2,509	—

Net unrealized gain (loss) at June 30	$1,797	$(2,492)	$1,797	$(2,492)

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
     The Company’s international contract drilling services segment conducts operations in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea, and our domestic contract drilling services segment conducts operations in the U.S. Gulf of Mexico. Our engineering and consulting services segment, as represented by our Noble Technology Services Division, provides drilling-related products and services, well site management, project management, technical services, and operations support for our downhole technology tools.
     We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and six months ended June 30, 2006 and 2005 is shown in the following table. The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total

Three Months Ended June 30, 2006

Revenues from external customers	$351,823	$140,398	$1,998	$23,295	$517,514
Depreciation and amortization	49,328	12,986	190	41	62,545
Interest expense, net of amount capitalized	6,460	3,510	42	(8,239)	1,773
Income tax provision (benefit)	16,361	25,647	(2,112)	3,649	43,545
Segment profit (loss)	121,635	52,462	(4,002)	9,666	179,761
Total assets (at end of period)	2,897,973	1,176,054	24,373	160,783	4,259,183
Capital expenditures	154,886	95,967	—	2,810	253,663

Three Months Ended June 30, 2005

Revenues from external customers	$233,212	$84,504	$4,749	$21,543	$344,008
Depreciation and amortization	46,993	11,770	99	667	59,529
Interest expense, net of amount capitalized	4,884	3,212	35	(2,939)	5,192
Income tax provision (benefit)	8,921	8,578	29	(1,436)	16,092
Segment profit (loss)	48,854	26,300	(2,764)	920	73,310
Total assets (at end of period)	2,209,937	1,044,615	31,396	125,089	3,411,037
Capital expenditures	41,466	11,823	21	21,455	74,765

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total

Six Months Ended June 30, 2006

Revenues from external customers	$646,409	$282,266	$5,386	$45,368	$979,429
Depreciation and amortization	95,424	26,129	273	80	121,906
Interest expense, net of amount capitalized	12,729	7,260	84	(5,821)	14,252
Income tax provision (benefit)	26,281	53,013	(2,387)	1,818	78,725
Segment profit (loss)	208,917	111,587	(4,315)	8,803	324,992
Total assets (at end of period)	2,897,973	1,176,054	24,373	160,783	4,259,183
Capital expenditures	289,618	174,621	—	4,646	468,885

Six Months Ended June 30, 2005

Revenues from external customers	$448,113	$145,315	$15,856	$45,049	$654,333
Depreciation and amortization	91,336	22,783	197	1,590	115,906
Interest expense, net of amount capitalized	9,768	6,460	71	(5,172)	11,127
Income tax provision (benefit)	16,602	9,827	508	(850)	26,087
Segment profit (loss)	84,013	34,444	(3,858)	4,241	118,840
Total assets (at end of period)	2,209,937	1,044,615	31,396	125,089	3,411,037
Capital expenditures	84,129	28,052	278	25,704	138,163
NOTE 11 — ACCOUNTING PRONOUNCEMENTS
     On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of proposed SFAS, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R). The FASB has announced its intention to issue a final statement in the third quarter of 2006, effective for fiscal years ending after December 15, 2006. The Exposure Draft contains a number of amendments to current accounting for defined benefit plans; however, the primary provision is the requirement to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Shareholders’ equity would also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. Because this is an Exposure Draft, the Statement may not be issued in its current form or on the timeframe planned. At December 31, 2005, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $22 million under the accounting rules then in effect.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 prescribes a two step process of (1) determination of whether it is more likely than not (defined as a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes and (2) measuring the amount of benefit to recognize in the financial statements determined as the largest amount of benefit that is greater than 50 percent of being realized upon ultimate settlement. Management has not completed its analysis of the impact of FIN 48.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 12 — GUARANTEES OF REGISTERED SECURITIES
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at June 30, 2006 were $150.0 million and $201.7 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
     In connection with the issuance of Noble’s 5.875% Senior Notes (see Note 6), Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional.
     The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,732	$328	$—	$90,830	$—	$223,890
Investment in marketable securities	—	15,489	—	21,624	—	37,113
Accounts receivable	—	3,161	13,702	367,309	—	384,172
Insurance receivables	—	—	—	58,921	—	58,921
Inventories	—	—	—	4,266	—	4,266
Prepaid expenses	—	245	321	24,379	—	24,945
Accounts receivable from affiliates	401,989	—	465,270	—	(867,259)	—
Other current assets	50	139	247	60,853	(32,524)	28,765

Total current assets	534,771	19,362	479,540	628,182	(899,783)	762,072

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	758,829	101,102	3,753,631	—	4,613,562
Other	—	—	—	71,318	—	71,318

	—	758,829	101,102	3,824,949	—	4,684,880
Accumulated depreciation	—	(48,958)	(58,223)	(1,232,358)	—	(1,339,539)

	—	709,871	42,879	2,592,591	—	3,345,341

NOTES RECEIVABLE FROM AFFILIATES	511,836	—	44,159	694,370	(1,250,365)	—
INVESTMENTS IN AFFILIATES	2,295,976	2,493,579	2,209,719	—	(6,999,274)	—
INVESTMENTS IN MARKETABLE SECURITIES	—	—	—	1,555	—	1,555
OTHER ASSETS	4,109	3,116	3,820	139,170	—	150,215

	$3,346,692	$3,225,928	$2,780,117	$4,055,868	$(9,149,422)	$4,259,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$—	$	$9,295	$—	$9,295
Accounts payable	18,605	2,760	1,402	95,245	—	118,012
Accrued payroll and related costs	—	74	15,451	68,803	—	84,328
Taxes payable	—	—	—	44,828	—	44,828
Interest payable	1,835	21,922	7,587	11,444	(32,524)	10,264
Accounts payable to affiliates	—	327,657	—	539,602	(867,259)	—
Other current liabilities	—	—	817	37,513	—	38,330

Total current liabilities	20,440	352,413	25,257	806,730	—)	305,057

LONG-TERM DEBT	299,742	—	351,666	37,934	—	689,342
NOTES PAYABLE TO AFFILIATES	—	694,370	—	555,995	(1,250,365)	—
DEFERRED INCOME TAXES	—	(2,700)	12,279	230,269	—	239,848
OTHER LIABILITIES	—	1,043	2,304	2,734	—	6,081

	320,182	1,045,126	391,506	1,633,662	(2,150,148)	1,240,328

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—

MINORITY INTEREST	—	—	—	(7,655)	—	(7,655)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,680	—	—	—	—	13,680
Capital in excess of par value	960,191	1,149,966	870,743	531,652	(2,552,361)	960,191
Retained earnings	2,050,010	1,030,940	1,517,868	1,895,580	(4,444,388)	2,050,010
Accumulated other comprehensive income (loss)	2,629	(104)	—	2,629	(2,525)	2,629

	3,026,510	2,180,802	2,388,611	2,429,861	(6,999,274)	3,026,510

	$3,346,692	$3,225,928	$2,780,117	$4,055,868	$(9,149,422)	$4,259,183

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,957	$3,119	$—	$104,769	$—	$121,845
Investment in marketable securities	—	18,036	—	26,421	—	44,457
Accounts receivable	—	4,129	8,611	263,948	—	276,688
Insurance receivables	—	—	—	51,565	—	51,565
Inventories	—	—	—	3,940	—	3,940
Prepaid expenses	—	251	321	9,492	—	10,064
Accounts receivable from affiliates	273,597	—	524,596	—	(798,193)	—
Other current assets	—	172	247	42,354	(28,877)	13,896

Total current assets	287,554	25,707	533,775	502,489	(827,070)	522,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	568,119	99,591	3,510,387	—	4,178,097
Other	—	—	—	66,698	—	66,698

	—	568,119	99,591	3,577,085	—	4,244,795
Accumulated depreciation	—	(37,843)	(56,143)	(1,151,790)	—	(1,245,776)

	—	530,276	43,448	2,425,295	—	2,999,019

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	744,159	1,345,577	(2,601,571)	—
INVESTMENTS IN AFFILIATES	1,960,241	2,238,517	2,029,863	—	(6,228,621)	—
INVESTMENTS IN MARKETABLE SECURITIES	672,104	—	—	1,535	—	673,639
OTHER ASSETS	—	4,105	4,404	142,745	—	151,254

	$3,431,734	$2,798,605	$3,355,649	$4,417,641	$(9,657,262)	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$21,562	$—	$8,972	$(21,562)	$8,972
Accounts payable	—	2,398	1,805	89,711	—	93,914
Accrued payroll and related costs	—	—	16,388	62,170	—	78,558
Taxes payable	—	—	—	45,245	—	45,245
Interest payable	—	—	8,718	8,237	(7,315)	9,640
Accounts payable to affiliates	—	167,416	—	630,777	(798,193)	—
Other current liabilities	—	—	146	22,860	—	23,006

Total current liabilities	—	191,376	27,057	867,972	(827,070)	259,335

LONG-TERM DEBT	—	32,421	1,086,661	10,243	—	1,129,325
NOTES PAYABLE TO AFFILIATES	700,000	645,577	—	1,255,994	(2,601,571)	—
DEFERRED INCOME TAXES	—	(2,700)	13,016	217,273	—	227,589
OTHER LIABILITIES	—	1,043	2,509	2,738	—	6,290

	700,000	867,717	1,129,243	2,354,220	(3,428,641)	1,622,539

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—	—

MINORITY INTEREST	—	—	—	(7,906)	—	(7,906)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,701	—	—	—	—	13,701
Capital in excess of par value	1,024,470	1,149,965	870,744	374,810	(2,395,519)	1,024,470
Retained earnings	1,736,015	781,160	1,355,662	1,721,870	(3,858,692)	1,736,015
Restricted stock (unearned compensation)	(17,099)	—	—	—	—	(17,099)
Accumulated other comprehensive income (loss)	(25,353)	(237)	—	(25,353)	25,590	(25,353)

	2,731,734	1,930,888	2,226,406	2,071,327	(6,228,621)	2,731,734

	$3,431,734	$2,798,605	$3,355,649	$4,417,641	$(9,657,262)	$4,346,367

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$9,564	$12,595	$454,180	$—	$476,339
Reimbursables	—	60	41	20,539	—	20,640
Labor contract drilling services	—	—	—	17,967	—	17,967
Engineering, consulting and other	—	12,740	—	2,568	(12,740)	2,568

	—	22,364	12,636	495,254	(12,740)	517,514

OPERATING COSTS AND EXPENSES
Contract drilling services	3,470	5,257	1,436	183,198	(12,740)	180,621
Reimbursables	—	45	41	17,458	—	17,544
Labor contract drilling services	—	—	—	15,687	—	15,687
Engineering, consulting and other	—	—	—	7,276	—	7,276
Depreciation and amortization	—	6,215	1,204	55,126	—	62,545
Selling, general and administrative	1,107	558	169	8,821	—	10,655
Hurricane losses and recoveries, net	—	—	—	—	—	—

	4,577	12,075	2,850	287,566	(12,740)	294,328

OPERATING INCOME (LOSS)	(4,577)	10,289	9,786	207,688	—	223,186

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	185,306	166,670	79,037	—	(431,013)	—
Interest expense, net of amount capitalized	(1,886)	(13,464)	(7,567)	10,184	10,960	(1,773)
Other, net	918	111	(4,576)	16,400	(10,960)	1,893

INCOME BEFORE INCOME TAXES	179,761	163,606	76,680	234,272	(431,013)	223,306
INCOME TAX (PROVISION) BENEFIT	—	3,836	825	(48,206)	—	(43,545)

NET INCOME	$179,761	$167,442	$77,505	$186,066	$(431,013)	$179,761

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2005
(In thousands)
(Unaudited)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$6,944	$296,967	$—	$303,911
Reimbursables	—	—	1	18,654	—	18,655
Labor contract drilling services	—	—	—	17,531	—	17,531
Engineering, consulting and other	—	—	13	3,898	—	3,911

	—	—	6,958	337,050	—	344,008

OPERATING COSTS AND EXPENSES
Contract drilling services	9	—	1,142	144,756	—	145,907
Reimbursables	—	—	1	16,545	—	16,546
Labor contract drilling services	—	—	—	14,476	—	14,476
Engineering, consulting and other	—	—	—	5,733	—	5,733
Depreciation and amortization	—	—	1,747	57,782	—	59,529
Selling, general and administrative	369	—	202	9,528	—	10,099

	378	—	3,092	248,820		252,290

OPERATING INCOME (LOSS)	(378)	—	3,866	88,230	—	91,718

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	73,134	66,664	68,864	—	(208,662)	—
Interest expense	—	(11,605)	(7,250)	2,058	11,605	(5,192)
Other, net	554	—	—	13,927	(11,605)	2,876

INCOME BEFORE INCOME TAXES	73,310	55,059	65,480	104,215	(208,662)	89,402
INCOME TAX (PROVISION) BENEFIT	—	4,062	1,184	(21,338)	—	(16,092)

NET INCOME	$73,310	$59,121	$66,664	$82,877	$(208,662)	$73,310

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$18,984	$21,434	$853,553	$—	$893,971
Reimbursables	—	205	67	43,440	—	43,712
Labor contract drilling services	—	—	—	35,198	—	35,198
Engineering, consulting and other	—	25,340	—	6,548	(25,340)	6,548

	—	44,529	21,501	938,739	25,340	979,429

OPERATING COSTS AND EXPENSES
Contract drilling services	8,527	9,906	3,030	352,403	(25,340)	348,526
Reimbursables	—	143	67	37,386	—	37,596
Labor contract drilling services	—	—	—	30,584	—	30,584
Engineering, consulting and other	—	—	—	10,706	—	10,706
Depreciation and amortization	—	12,428	2,547	106,931	—	121,906
Selling, general and administrative	1,386	1,067	338	18,149	—	20,940
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)

	9,913	23,544	5,982	551,755	(25,340)	565,854

OPERATING INCOME (LOSS)	(9,913)	20,985	15,519	386,984	—	413,575

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	335,736	300,025	161,651	—	(797,412)	—
Interest expense, net of amount capitalized	(1,889)	(26,775)	(25,895)	18,385	21,922	(14,252)
Other, net	1,058	111	(16,778)	41,925	(21,922)	4,394

INCOME BEFORE INCOME TAXES	324,992	294,346	134,497	447,294	(797,412)	403,717
INCOME TAX (PROVISION) BENEFIT	—	7,673	9,504	(95,902)	—	(78,725)

NET INCOME	$324,992	$302,019	$144,001	$351,392	$(797,412)	$324,992

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$—	$14,360	$551,955	$—	$566,315
Reimbursables	—	—	2	43,155	—	43,157
Labor contract drilling services	—	—	—	35,672	—	35,672
Engineering, consulting and other	—	—	43	9,146	—	9,189

	—	—	14,405	639,928	—	654,333

OPERATING COSTS AND EXPENSES
Contract drilling services	34	—	3,056	286,839	—	289,929
Reimbursables	—	—	2	39,450	—	39,452
Labor contract drilling services	—	—	—	29,665	—	29,665
Engineering, consulting and other	—	—	—	11,621	—	11,621
Depreciation and amortization	—	—	3,189	112,717	—	115,906
Selling, general and administrative	215	—	450	17,252	—	17,917

	249	—	6,697	497,544		504,490

OPERATING INCOME (LOSS)	(249)	—	7,708	142,384	—	149,843

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	117,215	104,014	108,430	—	(329,659)	—
Interest expense	—	(23,197)	(14,500)	3,373	23,197	(11,127)
Other, net	1,958	—	(1)	27,451	(23,197)	6,211

INCOME BEFORE INCOME TAXES	118,924	80,817	101,637	173,208	(329,659)	144,927
INCOME TAX (PROVISION) BENEFIT	(84)	8,154	2,377	(36,534)	—	(26,087)

NET INCOME	$118,840	$88,971	$104,014	$136,674	$(329,659)	$118,840

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$324,992	$302,019	$144,001	$351,392	$(797,412)	$324,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	12,428	2,547	106,931	—	121,906
Deferred income tax provision	—	—	—	12,259	—	12,259
Distributions received from joint ventures	—	—	—	—	—	—
Stock-based compensation expense	10,106	—	—	—	—	10,106
Equity earnings in affiliates	(335,736)	(300,025)	(161,651)	—	797,412	—
Other	—	3,675	(2,013)	9,855	—	11,517
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	(968)	5,091	(111,068)	—	(106,945)
Other current assets	50	(33)	—	(31,222)	—	(31,205)
Accounts payable	—	436	(403)	5,978	—	6,011
Other current liabilities	1,835	21,922	(1,397)	(441)	—	21,919

Net cash provided by (used for) operating activities	1,247	39,454	(13,825)	343,684	—	370,560

CASH FLOWS FROM INVESTING ACTIVITIES
New construction and major capital upgrades	—	(190,710)	—	(90,962)	—	(281,672)
Other capital expenditures	—	—	(1,511)	(158,920)	—	(160,431)
Major maintenance expenditures	—	(678)	—	(26,104)	—	(26,782)
Repayments from affiliates	—	—	—	12,526	(12,526)	—
Notes receivable from affiliates	—	—	27,896	—	(27,896)	—
Proceeds from Smedvig disposition	691,261	—	—	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	—	—	6,582	—	6,582

Net cash provided by (used for) investing activities	691,261	(191,388)	26,385	(256,878)	(40,422)	228,958

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of other long-term debt	—	(12,526)	(600,000)	(4,404)	12,526	(604,404)
(Payments)/Borrowing on credit facilities, net	—	—	(135,000)	—	—	(135,000)
Accounts receivable from affiliates	(787,768)	—	—	—	787,768	—
Accounts payable to affiliates	—	161,669	722,440	(96,341)	(787,768)	—
Note payable to affiliate	(27,896)	—	—	—	27,896	—
Proceeds from issuance of ordinary shares	7,642	—	—	—	—	7,642
Proceeds from issuance of Senior Notes	295,953	—	—	—	—	295,953
Payments of dividends	(10,997)	—	—	—	—	(10,997)
Repurchase of ordinary shares	(50,667)	—	—	—	—	(50,667)

Net cash provided by (used for) financing activities	(573,733)	149,143	(12,560)	(100,745)	40,422	(497,473)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,775	(2,791)	—	(13,939)	—	102,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,732	$328	$—	$90,830	$—	$223,890

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,840	$88,971	$104,014	$136,674	$(329,659)	$118,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	3,189	112,717	—	115,906
Deferred income tax provision	—	—	—	9,835	—	9,835
Loss on sales of marketable securities	—	—	—	48	—	48
Equity in income of joint ventures	—	—	—	(2,388)	—	(2,388)
Distributions received from joint venture	—	—	—	2,194	—	2,194
Compensation expense from stock-based plans	3,365	—	—	—	—	3,365
Equity earnings in affiliates	(117,215)	(104,014)	(108,430)	—	329,659	—
Other	—	—	207	903	—	1,110
Changes in current assets and liabilities:
Accounts receivable	—	—	(734)	(41,890)	—	(42,624)
Accounts receivable from affiliates	(8,842)	—	67,495	—	(58,653)	—
Other current assets	19,918	—	1,146	(32,411)	—	(11,347)
Accounts payable	—	—	(631)	(7,695)	—	(8,326)
Accounts payable to affiliates	—	17,062	—	(75,715)	58,653	—
Other current liabilities	(1,455)	7,637	(1,169)	(1,429)	—	3,584

Net cash provided by operating activities	14,611	9,656	65,087	100,843	—	190,197

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and related capital upgrades	—	—	—	(56,709)	—	(56,709)
Other capital expenditures	—	—	(42)	(52,334)	—	(52,376)
Deferred repair and maintenance expenditures	—	—	(45)	(29,033)	—	(29,078)
Proceeds from sales of property and equipment	—	—	—	993	—	993
Repayments from affiliates	—	—	—	9,656	(9,656)	—
Investment in marketable securities	—	—	—	(23,349)	—	(23,349)
Proceeds from sales and maturities of marketable securities	23,600	—	—	83,079	—	106,679
Increase in restricted cash	(28,920)	—	—	—	—	(28,920)

Net cash used for investing activities	(5,320)	—	(87)	(67,697)	(9,656)	(82,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of borrowings on credit facility	—	—	(65,000)	—	—	(65,000)
Payments of long-term debt	—	—	—	(4,108)	—	(4,108)
Payments to affiliates	—	(9,656)	—	—	9,656	—
Proceeds from issuance of ordinary shares	53,955	—	—	—	—	53,955
Payments of dividends	(5,429)	—	—	—	—	(5,429)

Net cash provided by (used for) financing activities	48,526	(9,656)	(65,000)	(4,108)	9,656	(20,582)

INCREASE IN CASH AND CASH EQUIVALENTS	57,817	—	—	29,038	—	86,855
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,947	$—	$—	$79,698	$—	$145,645

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
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $65.64 per barrel for the first six months of 2006, or 32 percent higher than the average Brent oil price of $49.66 per barrel for the first six months of the previous year. The continuation of higher oil prices during the first six months of 2006 supported increases in drilling activity in oil markets worldwide.
     Similar increases in natural gas prices domestically have resulted in increased levels of drilling activity in the offshore U.S. Gulf of Mexico. While natural gas prices have moderated in recent periods, natural gas prices during the first six months of 2006 averaged $7.06 per thousand cubic feet (average Henry Hub closing bidweek price), 7 percent higher than the first six months of 2005, when prices averaged $6.62 per thousand cubic feet.
     As a result of the increase in worldwide drilling activities described above, at June 30, 2006, approximately 97 percent of our operating days were committed for 2006 and 71 percent for 2007.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services have an adverse effect on our results of operations.
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. Since the beginning of 2001 we have added seven jackups, two deepwater semisubmersibles, and two ultra-deepwater semisubmersible baredeck hulls to our worldwide fleet through acquisitions. We continued execution of our active expansion strategy in 2005 with the signing of long-term contracts for three ultra-deepwater semisubmersibles, the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins. We also signed long-term contracts for two F&G JU-2000E enhanced premium independent leg cantilevered newbuild jackups under construction, the Noble Roger Lewis and Noble Hans Deul. In June 2006, we entered into a contract with China Shipbuilding & Offshore International Co., Ltd./Dalian Shipbuilding Industry Co., Ltd (“DSIC”) to construct a third F&G JU-2000E enhanced premium newbuild jackup to be named the Noble Scott Marks. As previously reported, all three F&G JU-2000E newbuild jackups have been contracted or committed to by our customers.

RESULTS OF OPERATIONS
Hurricane Losses and Recoveries
     As previously reported, all of our units that sustained damage in 2005 as a result of Hurricanes Katrina and Rita had returned to work by April 2006. During the six months ended June 30, 2006, we recorded $4.4 million in loss of hire insurance for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income for the six months ended June 30, 2006. Our insurance receivable at June 30, 2006 related to claims for hurricane damage was $58.9 million.
Renewal of 2006 — 2007 Marine and Energy Package, Excess Liability, and Protection and Indemnity Programs
     For information regarding the Company’s renewal of its insurance program during the first quarter of 2006, see the discussion in “Item 1A. Risk Factors” of Part II included herein.
For the Three Months Ended June 30, 2006 and 2005
General
     Net income for the three months ended June 30, 2006 (the “Current Quarter”) was $179.8 million, or $1.30 per diluted share, on operating revenues of $517.5 million, compared to net income for the three months ended June 30, 2005 (the “Comparable Quarter”) of $73.3 million, or $0.53 per diluted share, on operating revenues of $344.0 million.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of the accompanying condensed consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended June 30, 2006

Operating Revenues:
Contract drilling services	$338,750	$137,589	$—	$—	$476,339
Reimbursables	12,517	2,704	91	5,328	20,640
Labor contract drilling services	—	—	—	17,967	17,967
Engineering, consulting and other	556	105	1,907	—	2,568

	351,823	140,398	1,998	23,295	517,514

Operating Costs and Expenses:
Contract drilling services	140,880	39,741	—	—	180,621
Reimbursables	10,639	2,298	78	4,529	17,544
Labor contract drilling services	—	—	—	15,687	15,687
Engineering, consulting and other	352	(46)	7,167	(197)	7,276
Depreciation and amortization	49,328	12,986	190	41	62,545
Selling, general and administrative	5,877	3,804	631	343	10,655
Hurricane losses and recoveries, net	—	—	—	—	—

	207,076	58,783	8,066	20,403	294,328

Operating Income	$144,747	$81,615	$(6,068)	$2,892	$223,186

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended June 30, 2005

Operating Revenues:
Contract drilling services	$224,518	$79,393	$—	$—	$303,911
Reimbursables	7,933	4,826	1,884	4,012	18,655
Labor contract drilling services	—	—	—	17,531	17,531
Engineering, consulting and other	761	285	2,865	—	3,911

	233,212	84,504	4,749	21,543	344,008

Operating Costs and Expenses:
Contract drilling services	113,107	32,800	—	—	145,907
Reimbursables	6,195	4,602	1,919	3,830	16,546
Labor contract drilling services	—	—	—	14,476	14,476
Engineering, consulting and other	195	134	5,216	188	5,733
Depreciation and amortization	46,993	11,770	99	667	59,529
Selling, general and administrative	7,012	2,513	234	340	10,099

	173,502	51,819	7,468	19,501	252,290

Operating Income	$59,710	$32,685	$(2,719)	$2,042	$91,718

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2006 and 2005:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006		2005

International (3):
Jackups	98%	97%	3,672	3,266		$72,601	$51,747
Semisubmersibles ->6,000’(4)(7)	100%	100%	182	182		145,698	158,779
Semisubmersibles -<6,000’(5)	100%	100%	91	91		196,709	84,742
Drillships	100%	95%	273	260		96,313	72,707

Total International	98%	97%	4,218	3,799		$80,311	$59,099

Domestic (6):
Jackups	N/A	100%	—	182	$	N/A	$60,865
Semisubmersibles ->6,000’ (4)	100%	96%	364	348		273,779	125,866
Semisubmersibles -<6,000’ (5)	100%	100%	168	182		128,147	77,611
Submersibles	97%	95%	264	258		61,402	40,267

Total Domestic	99%	97%	796	970		$172,950	$81,848

Total Company	98%	97%	5,014	4,769		$95,011	$63,726

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

(7)	For discussion of factors affecting average dayrates, see “International Contract Drilling Services — Operating Revenues” below.

International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Contract drilling services	$338,750	$224,518	$140,880	$113,107
Reimbursables (1)	12,517	7,933	10,639	6,195
Engineering, consulting and other	556	761	352	195
Depreciation and amortization	N/A	N/A	49,328	46,993
Selling, general and administrative	N/A	N/A	5,877	7,012

Total	$351,823	$233,212	$207,076	$173,502

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $114.2 million as strong demand for drilling rigs drove higher operating days and average dayrates. Approximately $80.6 million of the revenue increase was the result of higher average dayrates and approximately $33.6 million of the revenue increase was the result of the higher number of operating days. Average dayrates for our international fleet increased from $59,099 to $80,311, or $21,212 per day (36 percent) in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories with the exception of semisubmersibles greater than 6,000’ where one rig was contracted for the entire Current Quarter but received reduced dayrates for a 7 day shipyard period and a 17 day downtime period during the quarter. Operating days increased from 3,799 in the Comparable Quarter to 4,218 in the Current Quarter or 419 days (11 percent). Jackups Noble Harvey Duhaney and Noble Mark Burns were fleet additions in August 2005 which added 182 additional operating days in the Current Quarter as compared to the Comparable Quarter. The Noble Jimmy Puckett and the Noble Lewis Dugger contributed 88 additional operating days in the Current Quarter as both rigs were in the shipyard for upgrades and refurbishments in the Comparable Quarter. Additionally, our strategic decision to relocate the Noble Tom Jobe and the Noble Eddie Paul from the U.S. Gulf of Mexico in March 2006 and April 2006, respectively, to international waters contributed 123 additional operating days in the Current Quarter. Utilization of our international fleet increased to 98 percent from 97 percent in the Comparable Quarter.
     Operating Costs and Expenses. International contract drilling services expenses increased $27.8 million, or 25 percent in the Current Quarter as compared to the prior year period. Approximately $14 million of this increase was the result of higher operating days in the Current Quarter as compared to the Comparable Quarter. The balance of the increase primarily results from higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $33,400 in the Current Quarter as compared to $29,800 in the Comparable Quarter, or an increase of 12 percent for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations in our international operations as the cost structure varies across geographic regions. Depreciation and amortization increased to $49.3 million in the Current Quarter as compared to $47.0 million in the Comparable Quarter, or 5 percent, primarily resulting from the addition of units to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Quarter.

Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Contract drilling services	$137,589	$79,393	$39,741	$32,800
Reimbursables (1)	2,704	4,826	2,298	4,602
Engineering, consulting and other	105	285	(46)	134
Depreciation and amortization	N/A	N/A	12,986	11,770
Selling, general and administrative	N/A	N/A	3,804	2,513

Total	$140,398	$84,504	$58,783	$51,819

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $58.2 million as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Approximately $88.3 million of the revenue increase was the result of higher average dayrates while a 174 day reduction in operating days reduced revenues by approximately $30.1 million. Average dayrates for our domestic fleet increased from $81,848 to $172,950, or $91,102 per day (111 percent) in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories. Operating days decreased from 970 in the Comparable Quarter to 796 in the Current Quarter or 174 days (18 percent). Lower operating days resulted primarily from the relocation of the Noble Tom Jobe and the Noble Eddie Paul from the U.S. Gulf of Mexico to international waters in Mexico during early March and April 2006, respectively constituting an aggregate reduction of 182 days. This relocation is part of Noble’s strategic decision to move certain units to regions with greater geological and financial potential. The reduction in operating days is partially offset as the Noble Paul Romano and the Noble Lester Pettus which had 32 additional days in the Current Quarter due to regulatory inspections and repairs in the Comparable Quarter. Utilization of our domestic fleet increased to 99 percent from 97 percent in the Comparable Quarter.
     Operating Costs and Expenses. Operating costs and expenses for our domestic contract drilling services increased $6.9 million or 21 percent in the Current Quarter as compared to the prior year period. The higher operating costs and expenses primarily results from higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, and higher repair and maintenance costs. Daily contract drilling services costs for our domestic fleet were $49,900 in the Current Quarter as compared to $33,800 in the Comparable Quarter, or an increase of 48 percent. In addition to the reasons described above, daily drilling costs were lower in the Comparable Quarter in part because two jackups, which have lower daily operating costs, were operating in the Gulf of Mexico in 2005 while no jackups were operated domestically in the Current Quarter. Depreciation and amortization increased to $13.0 million in the Current Quarter as compared to $11.8 million in the Comparable Quarter, or 10 percent, due to higher depreciation associated with rig upgrades and major maintenance in prior periods.

Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Engineering, consulting and other	$ 1,907	$ 2,865	$ 7,167	$ 5,216
Reimbursables (1)	91	1,884	78	1,919
Depreciation and amortization	N/A	N/A	190	99
Selling, general and administrative	N/A	N/A	631	234

Total	$ 1,998	$ 4,749	$ 8,066	$ 7,468

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $958,000 primarily due to reduced project levels.
     Operating Costs and Expenses. Engineering, consulting and other expenses increased $2.0 million primarily due to a pre-tax loss of $3.8 million ($0.02 per diluted share) on the sale of the software business of our Maurer Technology Incorporated (“Maurer”) subsidiary in June 2006. The loss on this sale by Maurer included the write-off of goodwill totaling $4.8 million. Excluding the Maurer transaction, costs and expenses declined $1.9 million due to reduced project levels.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Labor contract drilling services	$ 17,967	$ 17,531	$ 15,687	$ 14,476
Reimbursables (1)	5,328	4,012	4,529	3,830
Engineering, consulting and other	—	—	(197)	188
Depreciation and amortization	N/A	N/A	41	667
Selling, general and administrative	N/A	N/A	343	340

Total	$ 23,295	$ 21,543	$ 20,403	$ 19,501

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling service revenues increased $436,000 due primarily to additional crew requests from our customers for the managed North Sea units partially offset by fewer operating days for these units.

     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $1.2 million due primarily to additional labor costs from our managed North Sea platform operations and unfavorable exchange rates.
Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $556,000 to $10.7 million in the Current Quarter from $10.1 million in the Comparable Quarter primarily due to the initial adoption of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) expenses related to our employee benefit and retention plans, and higher professional services fees.
     Interest Expense. Interest expense, net of amount capitalized, decreased $3.4 million primarily due to $6.5 million of additional interest capitalization in the Current Quarter as compared to the Comparable Quarter, offset by higher interest expense of $3.1 million primarily from higher levels of borrowings in the Current Quarter. Each of these factors are attributable to the higher level of capital expenditures in 2006 as compared to 2005.
     Other, net. Other, net decreased $983,000 primarily due to the acquisition of the remaining 50 percent equity interest in a joint venture with Noble Crosco Drilling, Ltd., in August 2005 reducing equity earnings in the Current Quarter as compared to the Comparable Quarter by $1.3 million.
     Income Tax Provision. The income tax provision increased $27.5 million mainly due to higher pre-tax earnings and an increase in the effective tax rate from 18 percent in 2005 to 19.5 percent in 2006, due primarily to the increase in pre-tax earnings of U.S. owned assets.
For the Six Months Ended June 30, 2006 and 2005
General
     Net income for the six months ended June 30, 2006 (the “Current Period”) was $325.0 million, or $2.35 per diluted share, on operating revenues of $979.4 million, compared to net income for the six months ended June 30, 2005 (the “Comparable Period”) of $118.8 million, or $0.87 per diluted share, on operating revenues of $654.3 million.

     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of the accompanying condensed consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Six Months Ended June 30, 2006

Operating Revenues:
Contract drilling services	$ 620,906	$ 273,065	$ —	$ —	$ 893,971
Reimbursables	24,498	8,933	111	10,170	43,712
Labor contract drilling services	—	—	—	35,198	35,198
Engineering, consulting and other	1,005	268	5,275	—	6,548

	646,409	282,266	5,386	45,368	979,429

Operating Costs and Expenses:
Contract drilling services	270,808	77,718	—	—	348,526
Reimbursables	19,896	8,371	88	9,241	37,596
Labor contract drilling services	—	—	—	30,584	30,584
Engineering, consulting and other	476	(156)	10,587	(201)	10,706
Depreciation and amortization	95,424	26,129	273	80	121,906
Selling, general and administrative	11,451	7,110	798	1,581	20,940
Hurricane losses and recoveries, net	—	(4,404)	—	—	(4,404)

	398,055	114,768	11,746	41,285	565,854

Operating Income	$ 248,354	$ 167,498	$ (6,360)	$ 4,083	$ 413,575

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Six Months Ended June 30, 2005

Operating Revenues:
Contract drilling services	$ 429,680	$ 136,635	$ —	$ —	$ 566,315
Reimbursables	17,267	8,162	8,910	8,818	43,157
Labor contract drilling services	—	—	—	35,672	35,672
Engineering, consulting and other	1,166	518	6,946	559	9,189

	448,113	145,315	15,856	45,049	654,333

Operating Costs and Expenses:
Contract drilling services	227,525	62,404	—	—	289,929
Reimbursables	14,107	7,807	8,957	8,581	39,452
Labor contract drilling services	—	—	—	29,665	29,665
Engineering, consulting and other	347	306	10,251	717	11,621
Depreciation and amortization	91,336	22,783	197	1,590	115,906
Selling, general and administrative	12,081	4,688	468	680	17,917

	345,396	97,988	19,873	41,233	504,490

Operating Income	$ 102,717	$ 47,327	$ (4,017)	$ 3,816	$ 149,843

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2006 and 2005:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005

International (3):
Jackups	99%	96%	7,182	6,352	$68,831	$51,461
Semisubmersibles ->6,000’(4)(7)	100%	100%	362	362	117,636	151,951
Semisubmersibles -<6,000’(5)	100%	93%	181	168	155,299	74,507
Drillships	100%	81%	543	440	100,229	80,175

Total International	99%	95%	8,268	7,322	$75,098	$58,683

Domestic (6):
Jackups	86%	100%	155	362	$101,112	$58,356
Semisubmersibles ->6,000’ (4)	100%	85%	724	618	257,759	116,499
Semisubmersibles -<6,000’ (5)	100%	100%	348	362	126,097	65,735
Submersibles	82%	97%	444	528	60,228	37,343

Total Domestic	93%	94%	1,671	1,870	$163,462	$73,067

Total Company	98%	95%	9,939	9,192	$89,946	$61,610

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, India and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

(7)	For discussion of factors affecting average dayrates, see “International Contract Drilling Services — Operating Revenues” below.

International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the six months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Contract drilling services	$620,906	$429,680	$270,808	$227,525
Reimbursables (1)	24,498	17,267	19,896	14,107
Labor contract drilling services	—	—	—	—
Engineering, consulting and other	1,005	1,166	476	347
Depreciation and amortization	N/A	N/A	95,424	91,336
Selling, general and administrative	N/A	N/A	11,451	12,081

Total	$646,409	$448,113	$398,055	$345,396

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $191.2 million as strong demand for drilling rigs drove higher operating days and average dayrates. Approximately $120.3 million of the revenue increase was the result of higher average dayrates and approximately $70.9 million of the revenue increase was the result of the higher number of operating days. Average dayrates for our international fleet increased from $58,683 to $75,098, or $16,415 per day (28 percent) in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories with the exception of semisubmersibles greater than 6,000’ where one rig was contracted for the entire Current Period which received reduced dayrates for a 97 day shipyard period and a 17 day downtime period during the Current Period. Operating days increased from 7,322 in the Comparable Period to 8,268 in the Current Period or 946 days (13 percent). Jackups Noble Harvey Duhaney and Noble Mark Burns were fleet additions in August 2005 which added 362 additional operating days in the Current Period as compared to the Comparable Period. In the Current Period, there were 262 fewer shipyard and regulatory inspection days than in the Comparable Period. Additionally, our strategic decision to relocate the Noble Tom Jobe and the Noble Eddie Paul from the U.S. Gulf of Mexico in March 2006 and April 2006, respectively, to international waters contributed 123 additional operating days in the Current Period. Utilization of our international fleet increased to 99 percent from 95 percent in the Comparable Period.
     Operating Costs and Expenses. International contract drilling services expenses increased $43.3 million, or 19 percent in the Current Period as compared to the prior year period. Approximately $31 million of this increase was the result of higher operating days in the Current Period as compared to the Comparable Period. The balance of the increase primarily results from higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $32,800 in the Current Period as compared to $31,100 in the Comparable Period, or an increase of 5 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations in our international operations as the cost structure varies across geographic regions. Depreciation and amortization increased to $95.4 million in the Current Period as compared to $91.3 million in the Comparable Period, or 4 percent, primarily resulting from the addition of units to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Period.

Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the six months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Contract drilling services	$273,065	$136,635	$77,718	$62,404
Reimbursables (1)	8,933	8,162	8,371	7,807
Engineering, consulting and other	268	518	(156)	306
Depreciation and amortization	N/A	N/A	26,129	22,783
Selling, general and administrative	N/A	N/A	7,110	4,688
Hurricane losses and recoveries, net	—	—	(4,404)	—

Total	$282,266	$145,315	$114,768	$97,988

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $136.4 million as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Approximately $168.9 million of the revenue increase was the result of higher average dayrates while a 199 day reduction in operating days reduced revenues by approximately $32.5 million. Average dayrates for our domestic fleet increased from $73,067 to $163,462, or $90,395 per day (124 percent) in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories. Operating days decreased from 1,870 in the Comparable Period to 1,671 in the Current Period or 199 days (11 percent). Lower operating days resulted primarily from the relocation of the Noble Tom Jobe and the Noble Eddie Paul from the U.S. Gulf of Mexico to international waters in Mexico during early March and April 2006, respectively, constituting an aggregate reduction of 207 days. This relocation is part of our strategy to move certain units to regions with greater geological and financial potential. Additionally, the Noble Joe Alford was in the shipyard for 91 days during the Current Period for hurricane related repairs as compared to full employment in the Comparable Period. The reduction in operating days is partially offset by the Noble Paul Romano which had 106 additional days in the Current Period due to regulatory inspections and repairs in the Comparable Period. Utilization of our domestic fleet decreased to 93 percent from 94 percent in the Comparable Period.
     Operating Costs and Expenses. Operating costs and expenses for our domestic contract drilling services increased $15.3 million or 25 percent in the Current Period as compared to the Comparable Period. The higher operating costs and expenses primarily results from higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, and higher repair and maintenance costs. Daily contract drilling services costs for our domestic fleet were $46,500 in the Current Period as compared to $33,400 in the Comparable Period, or an increase of 39 percent, for the reasons described above. In addition to the reasons described above, daily drilling costs were lower in the Comparable Period in part because two jackups, which have lower daily operating costs, were operated in the Gulf of Mexico 362 days in the Comparable Period as compared to 155 days in the Current Period. Depreciation and amortization increased to $26.1 million in the Current Period as compared to $22.8 million in the Comparable Period, or 15 percent due to higher depreciation associated with rig upgrades and major maintenance in prior periods, partially offset by the relocation of two rigs to international waters in March and April of 2006, respectively.
     For a description of financial impacts included in Hurricane Losses and Recoveries, net, as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries.”

Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the six months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Engineering, consulting and other	$5,275	$6,946	$10,587	$10,251
Reimbursables (1)	111	8,910	88	8,957
Depreciation and amortization	N/A	N/A	273	197
Selling, general and administrative	N/A	N/A	798	468

Total	$5,386	$15,856	$11,746	$19,873

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $1.7 million primarily due to reduced project levels.
     Operating Costs and Expenses. Engineering, consulting and other expenses increased $336,000 primarily due to a pre-tax loss of $3.8 million ($0.02 per diluted share) on the sale of the software business of Maurer in June 2006. The loss on this sale by Maurer included the write-off of goodwill totaling $4.8 million. Excluding the Maurer transaction, costs and expenses declined $3.5 million due to reduced project levels.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Labor contract drilling services	$35,198	$35,672	$30,584	$29,665
Reimbursables (1)	10,170	8,818	9,241	8,581
Engineering, consulting and other	—	559	(201)	717
Depreciation and amortization	N/A	N/A	80	1,590
Selling, general and administrative	N/A	N/A	1,581	680

Total	$45,368	$45,049	$41,285	$41,233

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling service revenues decreased $474,000 due primarily to fewer operating days for the managed North Sea units, partially offset by additional crew requests from our customers for these operations.

     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $919,000 due primarily to additional labor costs from our managed North Sea platform operations and unfavorable exchange rates.
Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $3.0 million to $20.9 million in the Current Period from $17.9 million in the Comparable Period primarily due to the initial adoption of SFAS No. 123R, expenses related to our employee benefit and retention plans, and higher professional services fees.
     Interest Expense. Interest expense, net of amount capitalized, increased $3.1 million primarily due to additional interest costs of $14.1 million primarily from higher levels of borrowings in the Current Period, offset by $11.0 million of additional interest capitalization in the Current Period as compared to the prior year. Each of these factors are primarily attributable to the higher level of capital expenditures in 2006 as compared to 2005. Additionally, the higher interest incurred in the Current Period includes interest costs related to the investment in Smedvig of approximately $8.2 million.
     Other, net. Other, net decreased $1.8 million primarily due to the acquisition of the remaining 50 percent equity interest in a joint venture with Noble Crosco Drilling, Ltd., in August 2005 reducing equity earnings in the Current Period as compared to the Comparable Period by $2.4 million.
     Income Tax Provision. The income tax provision increased $52.6 million mainly due to higher pre-tax earnings and an increase in the effective tax rate from 18 percent in 2005 to 19.5 percent in 2006, due primarily to the increase in pre-tax earnings of U.S. owned assets.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     Our principal capital resource in the Current Period was net cash provided by operating activities of $370.6 million, which compared to $190.2 million in the Comparable Period. The increase in net cash provided by operating activities in the Current Period was primarily attributable to higher net income. At June 30, 2006, we had cash and cash equivalents of $223.9 million, investments in marketable securities totaling $37.1 million (excluding non-current investments), insurance receivables of $58.9 million and $293.6 million of funds available under our bank credit facility. We had working capital of $457.0 million and $263.1 million at June 30, 2006 and December 31, 2005, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 19 percent at June 30, 2006 and 29 percent at December 31, 2005.
     In May 2006, Noble issued $300 million principal amount of 5.875% Senior Notes due 2013. Proceeds, net of discount and issuance costs, totaled $296.0 million. The proceeds were used to repay the balance outstanding on the bank credit facility and for general corporate purposes.
     In April 2006, the Company’s investment in Smedvig shares was sold for approximately $691.3 million. The Company used the proceeds to prepay the outstanding principal amount of $600 million under a credit agreement, as discussed further below.
     Our board of directors authorized and adopted a share repurchase program in 2002. During the three months ended June 30, 2006, we repurchased 1,000,000 of our ordinary shares at an average price of $68.71 per share for a total cost of $68.7 million. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The program authorization covers an aggregate of 15,000,000 ordinary shares. At June 30, 2006, 8,062,000 shares remained available under this authorization.
     During the six months ended June 30, 2006, we made contributions to our international and domestic pension plans totaling $3.6 million. We expect to contribute, subject to applicable law, an aggregate of $14.0 million to our international and domestic pension plans in 2006.
     The Company’s most recent quarterly dividend declaration, to be paid on September 1, 2006, was $0.04 per ordinary share, or approximately $22 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
Capital Expenditures
     Capital and major maintenance expenditures, totaled $468.9 million and $138.2 million for the six months ended June 30, 2006 and 2005, respectively.
     Capital expenditures in the Current Period included $68.9 million for the Noble Clyde Boudreaux and $66.7 million towards the construction of the Noble Dave Beard. Other significant capital expenditures in the Current Period include $58.6 million toward the construction of the Noble Roger Lewis and Noble Hans Deul, two F&G JU-2000E enhanced premium newbuild jackups under construction, $28.2 million towards the Noble Danny Adkins, and $14.6 million for the Noble Paul Wolff. In addition, major maintenance expenditures totaled $26.8 million in the Current Period.
     Our capital expenditures and major maintenance expenditures for 2006 are budgeted at approximately $1.4 billion, which includes approximately $185 million for the Noble Dave Beard, $155 million for the upgrade of the Noble Clyde Boudreaux, $120 million for the construction of two jackups, the Noble Roger Lewis and Noble Hans Deul, and $110 million for the construction of the Noble Danny Adkins. In connection with these and other projects, we have entered into certain commitments.
     In June 2006, we entered into a contract with China Shipbuilding & Offshore International Co., Ltd./Dalian Shipbuilding Industry Co., Ltd (“DSIC”) to construct a third F&G JU-2000E enhanced premium newbuild jackup to be named the Noble Scott Marks. The Company has budgeted the cost of the jackup at approximately $190 million. Certain expenditures will be made for this jackup in 2006, including payments for certain long lead-time items.
     We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long-lead times for delivery. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. At June 30, 2006, we had approximately $975 million of outstanding purchase commitments.
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
     We believe that our cash and cash equivalents, investments in marketable securities, net cash provided by operating activities, available capacity under the bank credit facility, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.
Investment in Smedvig
     As previously reported, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) dated December 12, 2005 with Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS (collectively, the “Sellers”) relating to the Company’s acquisition, directly and indirectly, of 21,095,600 Class A shares and 2,501,374 Class B shares (collectively, the “Owned Shares”) of Smedvig. The Company completed its acquisition of the Owned Shares on December 23, 2005. The acquisition comprised 39.2 percent of the Class A shares and 28.9 percent of the total capital shares of Smedvig. The purchase price was NOK 200 per Class A share and NOK 150 per Class B share (the “Noble Purchase Price”), totaling NOK 4,594.3 million (or approximately US $691.1 million at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Owned Shares, including related transaction costs, with an aggregate of $700 million in new debt borrowings.

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
     Noble Drilling has in place an unsecured revolving bank credit facility totaling $300.0 million, including a letter of credit facility totaling $50.0 million, which extends through November 30, 2009 (the “Bank Credit Agreement”). Noble and NHC have unconditionally guaranteed the performance of Noble Drilling under the Bank Credit Agreement. At June 30, 2006, we had no borrowings outstanding under the facility and letters of credit under the facility totaled $6.4 million leaving $293.6 million remaining available thereunder. At June 30, 2006, we had letters of credit and third-party guarantees of $68.7 million and performance and customs bonds totaling $104.3 million supported by surety bonds outstanding in addition to amounts outstanding under the Bank Credit Agreement.
     In May 2006, Noble issued $300 million principal amount of 5.875% Senior Notes due June 1, 2013. Proceeds, net of discount and issuance costs, totaled $296.0 million. Interest on the 5.875% Senior Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. The 5.875% Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The 5.875% Senior Notes are senior unsecured obligations and the indenture governing the 5.875% Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.
     Our debt decreased from $1,138.3 million (including current portion of $9.0 million) at December 31, 2005 to $698.6 million (including current portion of $9.3 million) at June 30, 2006, due to debt repayments of $739.4 million offset by the May 2006 issuance of $300 million principal amount of Senior Notes described above. At June 30, 2006 and December 31, 2005, we had no off-balance sheet debt. At June 30, 2006, we were in compliance with all our debt covenants.

ACCOUNTING PRONOUNCEMENTS
     On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of proposed SFAS, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87,88,106, and 132(R). The FASB has announced its intention to issue a final statement in the third quarter of 2006, effective for fiscal years ending after December 15, 2006. The Exposure Draft contains a number of amendments to current accounting for defined benefit plans; however, the primary provision is the requirement to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Shareholders’ equity would also be increased or decreased (through “other comprehensive income”) for the over or underfunded status. Because this is an Exposure Draft, the Statement may not be issued in its current form or on the timeframe planned. At December 31, 2005, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $22 million under the accounting rules then in effect.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 prescribes a two step process of (1) determination of whether it is more likely than not (defined as a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes and (2) measuring the amount of benefit to recognize in the financial statements determined as the largest amount of benefit that is greater than 50 percent of being realized upon ultimate settlement. Management has not completed its analysis of the impact of FIN 48.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. A one percent change in the June 30, 2006 closing price of these marketable equity and debt securities would impact the carrying value of these investments by $371,000 and $15,500, respectively. To mitigate the risk of losses, these investments are monitored by management to assure compliance with policies established by the Company.
     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in such plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At June 30, 2006, the Company’s liability under the Restoration Plan and a separate Canadian plan totaled $19.2 million. At June 30, 2006, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $192,000 and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $192,000.
     We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at an agreed upon percentage point spread from LIBOR. At June 30, 2006, there were no outstanding borrowings under the Bank Credit Agreement.
     Our Senior Notes due 2009, 2013 and 2019 bear interest at fixed interest rates of 6.95%, 5.875% and 7.50% per annum, respectively. The Senior Notes due 2009 and 2019 currently trade at a premium to their face value with the Senior Note due 2013 currently trading at a discount to its face value. The estimated fair value of our Senior Notes due 2009, 2013 and 2019, based on quoted market prices, was $153.7 million, $296.4 million and $220.9 million, respectively, at June 30, 2006, respectively. This compares to carrying amounts (net of any unamortized discount) of $150.0 million, $299.7 million and $201.7 million, respectively. While our interest payments on these notes are at fixed rates, if U.S. Treasury rates were to change, the fair value of our Senior Notes could be impacted. We estimate that a one percent increase in interest rates would decrease the fair value of our Senior Notes due 2009, 2013 and 2019 by approximately $3.7 million, $16.6 million and $18.1 million, respectively. As we have no current plans to retire or refinance our fixed rate notes, are not highly leveraged and are not aware of any conditions that would cause our credit rating to be negatively impacted in a manner that would force refinancing of our fixed rate debt, we believe our exposure to market risk associated with our fixed rate notes is minimal.
     Although we conduct business globally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With certain exceptions, typically involving national oil companies, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset one another, we do not currently have material amounts of assets, liabilities, or financial instruments that are sensitive to foreign currency exchange rates.
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound. Since February 2005, the Company has maintained approximately one year of forward currency contracts settling monthly in Euro and British Pounds. The forward contracts settled in 2005 represented approximately two-thirds of our forecasted Euro and British Pound requirements for 2005. The forward contracts settling in 2006 and 2007 represent approximately 61 percent and 13 percent, respectively, of our forecasted Euro and British Pound requirements. The notional amounts of forward contracts outstanding at June 30, 2006 were approximately 27.7 million Euros and 12.7 million British Pounds, respectively. The aggregate notional amount of these forward contracts, expressed in dollars, was $57.3 million at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chairman of the Board and Chief Executive Officer, James C. Day, and Noble’s President and Chief Operating Officer and acting Chief Financial Officer, Mark A. Jackson, have overseen and participated in an evaluation of the Company’s disclosure controls and procedures at the end of the period covered by this report. On the basis of this evaluation, Mr. Day and Mr. Jackson have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and material information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.2 million and a customs bond in the amount of $20.9 million, both of which remain in place. NACL filed its initial replies to the SCN in December 2003. NACL appeared through counsel before the Commissioner in September 2004 and made oral arguments and written submissions. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN, as anticipated, confirming his findings consistent with his allegations in the SCN and seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $16.3 million plus interest related to a 1997 alleged import and (b) $18.6 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) shall not be payable if the duty and interest demanded in (a) is paid by NACL, and (iii) to assess penalty ($430,800) against NACL. NACL promptly filed a Writ Petition in the High Court, Bombay, and obtained from the court a favorable order staying the Commissioner from invoking the guarantee and confirming NACL’s right to appeal the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, the CESTAT upheld NACL’s appeal, thereby overturning the Commissioner’s March 2005 order against NACL in its entirety, and informed the parties that it would issue a written judgment of its decision. On August 8, 2006, we received CESTAT’s written judgment upholding NACL’s appeal on all grounds and setting aside the duty demand, interest and penalty. NACL will now seek return of NACL’s bank guarantee and customs bond referenced above. We do not know at this time whether the Commissioner will appeal such judgment. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending issuance of CESTAT’s judgment and any further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities in those jurisdictions. Certain of our tax returns have been examined for the 2000 through 2003 periods and audit claims have been assessed for approximately $28 million (including interest and penalties). Additional audit claims of approximately $10 to $15 million attributable to such tax returns are considered by the Company to be probable of assessment. Additional audits are in process and it is possible the tax authorities will examine years beyond the current periods. In some countries, performance bonds have been provided as required by local law in order to contest the claims. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary. We accrue for income tax contingencies that we believe are probable of occurring and where the amount of the contingency can be reasonably estimated. While we cannot predict or provide assurance as to the outcome of these tax matters, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K, and in our Form 10-Q for the quarter ended March 31, 2006 in response to Item 1A to Part II of Form 10-Q, except to the extent the following item is updated or otherwise modified:
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
     During the course of our renewals in the first quarter of 2006 of our marine and energy package, excess liability and protection and indemnity programs, we experienced substantial increases in year over year premiums as anticipated. The marine energy insurance market has experienced tightened coverage terms and conditions, as is particularly evidenced by the introduction of U.S. named windstorm aggregate coverage limits. An aggregate coverage limit has been placed on our U.S. named windstorm coverage equal to the highest scheduled value for any unit in our U.S. Gulf of Mexico fleet. Our loss of hire coverage is now subject to a 45 day wait for all losses not associated with a U.S. Gulf of Mexico named windstorm, which now has a 60 day wait. The Company currently has eight units in the U.S. Gulf of Mexico, consisting of five semisubmersibles and three submersibles, as well as one semisubmersible under construction in Pascagoula, Mississippi. In our 2006-2007 insurance renewal, we were successful in obtaining a bifurcation of the Gulf of Mexico into U.S. and Mexican waters as rated by underwriters. Due to our 2005 losses, we experienced a substantial increase in premium for the renewal of our U.S. Gulf of Mexico named windstorm coverage. However, we renewed our named windstorm coverage in the Mexican Gulf of Mexico at the same premium rating as for other parts of the world. We maintained a $10 million deductible on our marine package coverage, and we generally maintained the same terms and conditions related to the operational risks generally as were in place under our expiring coverage. In addition, we renewed and expanded our coverage for excess liability and the provisions for removal of wreck, debris and collision.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
April 1 — April 30, 2006	18,107 (1)	$81.77	-	9,062,000
May 1 — May 31, 2006	100,000	$67.82	100,000	8,962,000
June 1 — June 30, 2006	900,000	$68.80	900,000	8,062,000

(1)	Consists of ordinary shares surrendered to the Company by employees for withholding taxes upon the vesting of restricted stock.

(2)	All share repurchases were made in the open market and were effected pursuant to the share repurchase program which our Board of Directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares, and has no date of expiration.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION
DATE: August 8, 2006	By:	/s/ MARK A. JACKSON
Mark A. Jackson
President and Chief Operating Officer and acting Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

4.1	Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JPMorgan Chase Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.3	Specimen Note for the 5.875% Senior Notes due 2013 of Noble Corporation (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

31.1	Certification of James C. Day Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of James C. Day Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.