Form 10-Q
period 2006-09-30
NOBLE CORP
filed 2006-11-08
CIK 1169055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of Ordinary Shares outstanding at October 31, 2006: 135,577,720

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140,098	$121,845
Investments in marketable securities	29,652	44,457
Accounts receivable	390,768	276,688
Insurance receivables	50,029	51,565
Inventories	4,565	3,940
Prepaid expenses	20,143	10,064
Other current assets	31,636	13,896

Total current assets	666,891	522,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	4,911,179	4,178,097
Other	73,875	66,698

	4,985,054	4,244,795
Accumulated depreciation	(1,389,370)	(1,245,776)

	3,595,684	2,999,019

INVESTMENTS IN MARKETABLE SECURITIES	—	673,639
OTHER ASSETS	150,497	151,254

	$4,413,072	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$9,460	$8,972
Accounts payable	132,990	93,914
Accrued payroll and related costs	93,273	78,558
Taxes payable	53,911	45,245
Interest payable	8,279	9,640
Other current liabilities	38,873	23,006

Total current liabilities	336,786	259,335

LONG-TERM DEBT	686,929	1,129,325
DEFERRED INCOME TAXES	237,380	227,589
OTHER LIABILITIES	5,977	6,290

	1,267,072	1,622,539

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(7,587)	(7,906)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 135,586 shares issued and outstanding in 2006; 137,009 shares issued and outstanding in 2005	13,559	13,701
Capital in excess of par value	885,850	1,024,470
Retained earnings	2,251,756	1,736,015
Restricted stock (unearned compensation)	—	(17,099)
Accumulated other comprehensive income (loss)	2,422	(25,353)

	3,153,587	2,731,734

	$4,413,072	$4,346,367

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2006	2005
OPERATING REVENUES
Contract drilling services	$513,325	$328,101
Reimbursables	24,800	18,078
Labor contract drilling services	20,775	17,275
Engineering, consulting and other	3,086	3,751

	561,986	367,205

OPERATING COSTS AND EXPENSES
Contract drilling services	186,527	156,026
Reimbursables	21,534	15,219
Labor contract drilling services	17,027	14,967
Engineering, consulting and other	3,262	5,349
Depreciation and amortization	65,560	61,276
Selling, general and administrative	11,875	9,324
Hurricane losses and recoveries, net	—	10,465

	305,785	272,626

OPERATING INCOME	256,201	94,579

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(882)	(5,153)
Other, net	2,037	2,093

INCOME BEFORE INCOME TAXES	257,356	91,519
INCOME TAX PROVISION	(50,184)	(14,996)

NET INCOME	$207,172	$76,523

NET INCOME PER SHARE:
Basic	$1.53	$0.56
Diluted	$1.51	$0.55
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING REVENUES
Contract drilling services	$1,407,296	$894,416
Reimbursables	68,512	61,235
Labor contract drilling services	55,973	52,947
Engineering, consulting and other	9,634	12,940

	1,541,415	1,021,538

OPERATING COSTS AND EXPENSES
Contract drilling services	535,053	445,955
Reimbursables	59,130	54,671
Labor contract drilling services	47,611	44,632
Engineering, consulting and other	13,968	16,970
Depreciation and amortization	187,466	177,182
Selling, general and administrative	32,815	27,241
Hurricane losses and recoveries, net	(4,404)	10,465

	871,639	777,116

OPERATING INCOME	669,776	244,422

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(15,134)	(16,280)
Other, net	6,431	8,304

INCOME BEFORE INCOME TAXES	661,073	236,446
INCOME TAX PROVISION	(128,909)	(41,083)

NET INCOME	$532,164	$195,363

NET INCOME PER SHARE:
Basic	$3.90	$1.44
Diluted	$3.86	$1.42
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532,164	$195,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,466	177,182
Deferred income tax provision	9,791	23,745
Equity in income of joint venture	—	(2,790)
Distributions received from joint venture	—	2,194
Share-based compensation expense	15,830	5,546
Hurricane losses and recoveries, net	—	10,465
Other	14,189	2,572
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	(113,541)	(61,194)
Other current assets	(21,861)	(9,466)
Accounts payable	32,614	903
Other current liabilities	38,610	(6,568)

Net cash provided by operating activities	695,262	337,952

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(474,208)	(89,497)
Other capital expenditures	(266,426)	(139,752)
Major maintenance expenditures	(44,515)	(50,140)
Proceeds from sales of property and equipment	—	1,035
Proceeds from Smedvig disposition	691,261	—
Purchase of the remaining 50% equity interest in the Panon, net of cash acquired	—	(28,374)
Investments in marketable securities	—	(24,149)
Proceeds from sales and maturities of marketable securities	15,461	111,736

Net cash used for investing activities	(78,427)	(219,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	(135,000)	(65,000)
Payments of other long-term debt	(606,667)	(6,371)
Net proceeds from employee stock transactions	10,932	68,611
Proceeds from issuance of senior notes, net of debt issuance costs	295,851	—
Dividends paid	(16,423)	(8,168)
Repurchases of ordinary shares	(147,275)	—

Net cash used for financing activities	(598,582)	(10,928)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,253	107,883

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,845	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$140,098	$166,673

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Restricted	Accumulated
			Capital in		Stock	Other	Total
	Ordinary Shares		Excess of	Retained	(Unearned	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Compensation)	Income (Loss)	Equity
Balance at December 31, 2005	137,009	$13,701	$1,024,470	$1,736,015	$(17,099)	$(25,353)	$2,731,734

Share-based compensation
Adoption of SFAS No. 123R	—	—	(17,099)	—	17,099	—	—
Share-based compensation	617	62	16,282	—	—	—	16,344
Contribution to employee benefit plans	63	6	4,745	—	—	—	4,751
Exercise of stock options	286	29	10,199	—	—	—	10,228
Tax benefit of option exercises	—	—	2,733	—	—	—	2,733
Restricted shares surrendered for withholding taxes or forfeited	(83)	(8)	(2,021)	—	—	—	(2,029)

Repurchases of ordinary shares	(2,306)	(231)	(153,459)	—	—	—	(153,690)
Net income	—	—	—	532,164	—	—	532,164
Dividends paid ($0.12 per share)	—	—	—	(16,423)	—	—	(16,423)
Other comprehensive income	—	—	—	—	—	27,775	27,775

Balance at September 30, 2006	135,586	$13,559	$885,850	$2,251,756	$—	$2,422	$3,153,587

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2006	2005
NET INCOME	$207,172	$76,523

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	760	(117)
Unrealized holding gain on marketable securities	213	533
Unrealized gain (loss) on foreign currency forward contracts	(1,180)	563

Other comprehensive income (loss)	(207)	979

COMPREHENSIVE INCOME	$206,965	$77,502

	Nine Months Ended September 30,
	2006	2005
NET INCOME	$532,164	$195,363

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	3,516	(3,603)
Unrealized holding gain on marketable securities	19,736	919
Unrealized gain (loss) on foreign currency forward contracts	2,014	(1,929)
Unrealized gain on interest rate swaps	2,509	—

Other comprehensive income (loss)	27,775	(4,613)

COMPREHENSIVE INCOME	$559,939	$190,750

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
NOTE 2 — SHARE-BASED COMPENSATION
Adoption of SFAS No. 123R
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the “Modified Prospective Application” method of transition, as defined in SFAS No. 123R. Upon adoption of SFAS No. 123R, the Company records the grant date fair value of share-based payment arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities. Prior to adoption, the Company used the intrinsic value method of accounting for share-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense for employee stock options with an exercise price greater than or equal to fair value on the date of grant. Under the Modified Prospective Application method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered and which were outstanding at December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006. No transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments. These deferred tax assets will be recorded as a credit to additional paid-in capital when realized.
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
     The adoption of SFAS No. 123R reduced Operating Income and Income Before Income Taxes by $1.2 million and $3.8 million during the three and nine months ended September 30, 2006, respectively. Net Income was reduced by $1.0 million ($0.01 per basic and diluted share) and $3.0 million ($0.02 per basic and diluted share) for the three and nine months ended September 30, 2006, respectively. The adoption of SFAS No. 123R had no material effect on Cash Flows.

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
     Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for periods prior to January 1, 2006. The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS No. 123 prior to January 1, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income — as reported	$76,523	$195,363
Share-based compensation expense, net of tax — as reported	1,418	3,605
Share-based compensation expense, net of tax — pro forma	(2,907)	(8,869)

Net income — pro forma	$75,034	$190,099

Net income per share:
Basic — as reported	$0.56	$1.44
Basic — pro forma	$0.55	$1.40

Diluted — as reported	$0.55	$1.42
Diluted — pro forma	$0.54	$1.38
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
     A summary of stock option activity under both the 1991 Plan and 1992 Plan at September 30, 2006 and the changes during the nine months ended September 30, 2006 are presented below (actual amounts):

		Weighted-
	Shares	Average
	Underlying Options	Exercise Price
January 1, 2006	3,992,008	$36.14
Granted	188,218	72.97
Exercised	(286,036)	35.76
Forfeited	(42,659)	52.67

Outstanding at September 30, 2006 (1)	3,851,531	37.93

Exercisable at September 30, 2006 (1)	3,350,711	$35.00

(1)	At September 30, 2006, the remaining weighted average contractual life for options outstanding and exercisable was 5.3 and 4.8 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $102.8 million and $98.2 million, respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     During the nine months ended September 30, 2006, the Company granted 188,218 stock options at an exercise price equal to the market price of the Company’s ordinary shares on the date of grant and having a 10-year contractual term. Stock options totaling 164,218 vest equally over three years and the remaining 24,000 stock options vest over one year. Additional information with respect to options granted in 2006 is as follows (actual amounts):

Nine Months Ended September 30, 2006

Weighted-average fair value per option granted	$24.46

Weighted-average exercise price per option granted	$72.97

Valuation assumptions:
Expected option term (years)	4.6
Expected volatility	34.0%
Expected dividend yield	0.2%
Risk-free interest rate	4.6%
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
     A summary of the status of the Company’s non-vested stock options at September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below (actual amounts):

		Weighted-
	Shares	Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-vested options at January 1, 2006	816,222	$18.39
Granted	188,218	24.46
Vested	(461,093)	18.64
Forfeited	(42,527)	20.16

Non-vested options at September 30, 2006	500,820	$20.34

     At September 30, 2006, there was $10.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of stock options vested during the nine months ended September 30, 2006 was $8.6 million. Compensation cost recognized during the nine months ended September 30, 2006 related to stock options totaled $5.1 million, or $4.1 million net of income tax.
     The intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $14.3 million and the Company realized an excess tax benefit of approximately $2.7 million for the amount of intrinsic value in excess of compensation cost recognized.
     The Company issues new ordinary shares to meet the share requirements upon exercise of stock options. The Company has historically repurchased ordinary shares in the open market from time to time which minimizes the dilutive effect of share-based compensation.

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
     During the nine months ended September 30, 2006, the Company awarded 519,880 shares of time-vested restricted stock and 96,776 shares (at the maximum level of performance) of performance-vested restricted stock. The time-vested restricted stock vests equally over three years for five awards, four years for one award, and five years for one award, with a weighted-average vesting period of 3.3 years, and the weighted-average price of the underlying ordinary share on the date of award was $74.82 per ordinary share for time-vested restricted stock awards during the nine months ended September 30, 2006. The performance-vested restricted stock vests if the performance criteria specified in the plan are achieved. The performance period is defined as the three-year period from January 1, 2006 through December 31, 2008 for the 2006 award. Performance criteria include the Company’s performance relative to a defined index as well as a defined competitive peer group. The weighted-average price of the underlying ordinary share on the date of award was $75.85 per ordinary share for performance-vested restricted stock awards during the nine months ended September 30, 2006.
     A summary of the status of non-vested restricted shares at September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below (actual amounts):

		Weighted-		Weighted-
	Time-Vested	Average	Performance-Vested	Average
	Restricted	Grant-Date	Restricted Shares	Grant-Date
	Shares Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested restricted shares at January 1, 2006	158,297	$44.32	304,627	$14.92
Granted	519,880	74.82	96,776	27.68
Vested	(165,706)	65.12	—	—
Forfeited	(42,867)	53.33	(53,998)	15.97

Non-vested restricted shares at September 30, 2006	469,604	$71.44	347,405	$18.31

(1)	The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.
     At September 30, 2006, there was $32.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements awarded under the time-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 2.6 years. The total fair value of time-vested restricted shares vested during the nine months ended September 30, 2006 was $10.8 million. At September 30, 2006, there was $3.0 million of total unrecognized compensation cost related to the performance-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 1.2 years. No performance-vested restricted shares vested during the nine months ended September 30, 2006; however, compensation cost is accrued quarterly during the performance period. Compensation cost recognized during the nine months ended September 30, 2006 related primarily to restricted stock totaled $14.0 million, or $11.2 million net of income tax.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The time-vested restricted stock is valued on the date of award at the underlying Company ordinary share price at the date of award. The total potential compensation is recognized over the service period, net of estimated forfeitures. Prior to the adoption of SFAS No. 123R, unearned compensation was shown as a reduction of shareholders’ equity. The December 31, 2005 unearned compensation balance of $17.1 million was reclassified against Capital in Excess of Par Value upon adoption of SFAS No. 123R. In 2006 and future periods, the Ordinary Shares Par Value will be recorded when the restricted stock is issued and Capital in Excess of Par Value will be recorded as the share-based compensation cost is recognized for financial reporting purposes.
     The total potential compensation for performance-vested restricted stock is recognized over the service period, net of estimated forfeitures, regardless of whether the performance thresholds are ultimately achieved. Performance-vested restricted stock awarded during the nine months ended September 30, 2006 had a weighted-average fair value, determined as further described below, of $27.68 per share.
     The performance-vested restricted stock is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that the Company’s stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the performance-vested restricted stock grants during the nine months ended September 30, 2006 included historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

Valuation assumptions:
Expected volatility	30.0%
Expected dividend yield	0.2%
Risk-free interest rate	4.8%
     Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
NOTE 3 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted average shares outstanding for net income per share computations for the three and nine-month periods ended September 30, 2006 and 2005 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average shares outstanding — basic	135,665	136,708	136,392	136,013

Effect of potentially dilutive shares:
Stock options	1,255	1,405	1,379	1,334
Non-vested time-vested restricted stock	12	—	81	—
Non-vested performance-vested restricted stock	66	—	61	—

Weighted-average shares — diluted	136,998	138,113	137,913	137,347

Net income — basic and diluted	$207,172	$76,523	$532,164	$195,363

Net income per share:
Basic	$1.53	$0.56	$3.90	$1.44
Diluted	$1.51	$0.55	$3.86	$1.42
     For the periods presented, there were no adjustments to net income for purposes of calculating basic or diluted net income per share. The computations of diluted net income per share for the three and nine-month periods ended September 30, 2006 do not include stock options and restricted stock totaling 160,602 and 371,956 shares, respectively, because they were anti-dilutive. For the three and nine-month periods ended

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
September 30, 2005, the computations of diluted net income per share do not include stock options totaling 10,000 shares, because they were anti-dilutive.
NOTE 4 — MARKETABLE SECURITIES
     At September 30, 2006, we owned marketable debt securities with a fair market value of $29.7 million. These investments are classified as available for sale and are included in current assets at September 30, 2006 at their fair market value.
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
     Our investment in Smedvig was accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because of the lack of significant influence over the operating and financial policies of Smedvig. Our investment in Smedvig was classified as available-for-sale pursuant to SFAS No. 115. Accordingly, the fair value of our Smedvig investment was presented on the Consolidated Balance Sheet and unrealized holding gains or losses were excluded from earnings and reported in a separate component of shareholders’ equity, Accumulated Other Comprehensive Income (Loss), until realized on April 7, 2006. At December 31, 2005, the fair value of our Smedvig investment totaled $672.1 million and our cost basis totaled $691.8 million resulting in an unrealized loss of $19.7 million, which was included as a component of Accumulated Other Comprehensive Income (Loss). This unrealized loss had approximately recovered to the original cost by March 15, 2006, the date the forward currency contract described below was initiated.
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
NOTE 5 — PROPERTY AND EQUIPMENT
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the three and nine months ended September 30, 2006 was $11.1 million and $27.1 million, respectively, and for the three and nine months ended September 30, 2005 was $3.4 million and $8.4 million, respectively.
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
     All of our units that sustained damage in 2005 as a result of Hurricanes Katrina and Rita had returned to work by April 2006. During the nine months ended September 30, 2006, we recorded $4.4 million in loss of hire insurance for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income for the nine months ended September 30, 2006. Our insurance receivables at September 30, 2006 related to claims for hurricane damage were $50.0 million.
     During the third quarter of 2005, we recorded a $20 million charge, net of insurance recoveries, for the non-reimbursable portion of damages sustained as a result of Hurricanes Katrina and Rita and $9.5 million in loss of hire insurance for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. These financial impacts are presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income.
NOTE 6 — DEBT
     In May 2006, Noble issued $300 million principal amount of 5.875% Senior Notes due 2013. Proceeds, net of discount and issuance costs, totaled approximately $296 million. Interest on the 5.875% Senior Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. The 5.875% Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at a price equal to 100 percent of the principal amount being redeemed plus accrued and unpaid interest to the redemption date plus a make-whole premium, if any is required to be paid. The 5.875% Senior Notes are senior unsecured obligations of Noble and the indenture governing the 5.875% Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions, and amalgamate, merge, consolidate and sell assets, except under certain conditions.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
     Our capital expenditures and major maintenance expenditures for 2006 were budgeted at approximately $1.4 billion, and we currently expect our total capital expenditures will range from $1.1 — $1.2 billion. In connection with our capital expenditure program, we have entered into certain commitments, including outstanding purchase commitments of approximately $900 million at September 30, 2006.
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.3 million and a customs bond in the amount of $21.2 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $16.5 million plus interest related to a 1997 alleged import and (b) $18.8 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess penalty ($436,600) against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and thereby overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. Counsel for the Commissioner has informed CESTAT that the Commissioner has appealed CESTAT’s order to the High Court of Mumbai although NACL has yet to be served with a copy of such appeal. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities in those jurisdictions. Certain of our tax returns have been examined for the 2000 through 2003 periods and audit claims have been assessed for approximately $28 million (including interest and penalties). We believe audit claims of an additional approximately $10 — $15 million attributable to such tax returns may be assessed against the Company. Additional audits are in process and it is possible the tax authorities will examine years beyond the current periods. In some countries, performance bonds have been provided as required by local law in order to contest the claims. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary. We accrue for income tax contingencies that we believe are probable of occurring and where the amount of the contingency can be reasonably estimated. While we cannot predict or provide assurance as to the outcome of these tax matters, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, supplemental pleadings recently filed by plaintiffs reflect that only approximately 21 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. Of these 21, only nine have followed applicable court orders to amend their complaints against us by the applicable deadline. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
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
     Pension costs for the three and nine months ended September 30, 2006 and 2005 include the following components:

	Three Months Ended September 30,
	2006		2005
	International	Domestic	International	Domestic
Service cost	$776	$1,357	$618	$1,159
Interest cost	792	1,236	659	1,079
Return on plan assets	(899)	(1,449)	(733)	(1,179)
Amortization of prior service cost	—	84	—	111
Amortization of transition obligation	39	—	61	—
Recognized net actuarial loss (gain)	88	344	(18)	162

Net pension expense	$796	$1,572	$587	$1,332

	Nine Months Ended September 30,
	2006		2005
	International	Domestic	International	Domestic
Service cost	$2,328	$4,071	$1,855	$3,478
Interest cost	2,376	3,708	1,977	3,238
Return on plan assets	(2,697)	(4,347)	(2,200)	(3,538)
Amortization of prior service cost	—	252	—	334
Amortization of transition obligation	117	—	183	—
Recognized net actuarial loss (gain)	264	1,032	(55)	485

Net pension expense	$2,388	$4,716	$1,760	$3,997

     In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA will significantly impact pension funding calculations and requires that pension plans become fully funded over a seven-year period beginning in 2008. We anticipate that the PPA will increase the amount we are allowed to contribute to our domestic pension plans in the near term; however, the PPA and existing U.S. Internal Revenue Service regulations presently conflict. We are currently evaluating the PPA and its impact on our pension plan funding for 2006. During the nine months ended September 30, 2006, we made contributions to our international plans of $4.3 million. During the remainder of 2006, we expect to contribute, subject to applicable law, approximately $15.5 million in the aggregate to our pension plans, with $5.5 million and $10.0 million allocated to our international and domestic plans, respectively.
     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in such plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At September 30, 2006, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $18.9 million.

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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound and the Company maintains forward currency contracts settling monthly in Euro and British Pounds. The forward contracts that settled in 2005 and the first nine months of 2006 represented more than 60 percent of our forecasted Euro and British Pound requirements. The Euro-denominated forward contracts settling in the fourth quarter of 2006 and in 2007 and 2008 represent approximately 64 percent, 44 percent and 5 percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the fourth quarter of 2006 and in 2007 represent approximately 54 percent and 15 percent, respectively, of our forecasted British Pound requirements. The notional amounts of forward contracts outstanding at September 30, 2006 were approximately 42.9 million Euros and 10.2 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $73.4 million at September 30, 2006.
     All of the above foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The fair market value of those derivative instruments is included in Other Current Assets or Other Current Liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. The fair market value of outstanding forward contracts was $617,000 at September 30, 2006. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three and nine-month periods ended September 30, 2006 and 2005 related to these derivative instruments.
     Reference is made to Note 4 above for discussion of the forward currency contract entered into on March 15, 2006 to hedge the Company’s investment in Smedvig.
     The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in Accumulated Other Comprehensive Income (Loss) and related activity for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net unrealized gain (loss) at beginning of period	$1,797	$(2,492)	$(3,906)	$—
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(942)	933	1,431	—
Net unrealized gain (loss) on outstanding foreign currency forward contracts	(238)	(370)	583	(1,929)
Settlement of interest rate swaps	—	—	2,509	—

Net unrealized gain (loss) at September 30	$617	$(1,929)	$617	$(1,929)

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
     The Company’s international contract drilling services segment conducts operations in the Middle East, Mexico, the North Sea, Brazil, West Africa, and India, and our domestic contract drilling services segment conducts operations in the U.S. Gulf of Mexico. Our engineering and consulting services segment, as represented by our Noble Technology Services Division, provides drilling-related products and services, well site management, project management, technical services, and operations support for our downhole technology tools.
     We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2006 and 2005 is shown in the following table. The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total
Three Months Ended September 30, 2006

Revenues from external customers	$390,757	$143,372	$1,836	$26,021	$561,986
Depreciation and amortization	52,823	12,052	15	670	65,560
Interest expense, net of amount capitalized	7,151	3,355	43	(9,667)	882
Income tax provision (benefit)	21,200	29,131	(690)	543	50,184
Segment profit (loss)	131,811	58,838	(1,109)	17,632	207,172
Total assets (at end of period)	2,824,225	1,222,584	23,077	343,186	4,413,072
Capital expenditures	213,693	93,144	—	9,427	316,264

Three Months Ended September 30, 2005

Revenues from external customers	$259,733	$82,736	$2,954	$21,782	$367,205
Depreciation and amortization	48,126	12,247	84	819	61,276
Interest expense, net of amount capitalized	4,882	2,722	38	(2,489)	5,153
Income tax provision (benefit)	11,474	3,977	175	(630)	14,996
Segment profit (loss)	64,264	12,536	(2,400)	2,123	76,523
Total assets (at end of period)	2,349,819	1,077,043	30,081	135,269	3,592,212
Capital expenditures	89,237	8,902	—	148,845	246,984

	International	Domestic	Engineering
	Contract	Contract	&
	Drilling	Drilling	Consulting
	Services	Services	Services	Other	Total
Nine Months Ended September 30, 2006

Revenues from external customers	$1,037,166	$425,638	$7,222	$71,389	$1,541,415
Depreciation and amortization	148,247	36,962	288	1,969	187,466
Interest expense, net of amount capitalized	19,881	10,615	127	(15,489)	15,134
Income tax provision (benefit)	47,481	82,144	(3,077)	2,361	128,909
Segment profit (loss)	340,728	170,425	(5,424)	26,435	532,164
Total assets (at end of period)	2,824,225	1,222,584	23,077	343,186	4,413,072
Capital expenditures	480,686	260,565	—	43,898	785,149

Nine Months Ended September 30, 2005

Revenues from external customers	$707,846	$228,051	$18,810	$66,831	$1,021,538
Depreciation and amortization	139,462	35,030	281	2,409	177,182
Interest expense, net of amount capitalized	14,650	9,182	109	(7,661)	16,280
Income tax provision (benefit)	28,076	13,804	683	(1,480)	41,083
Segment profit (loss)	148,277	46,980	(6,258)	6,364	195,363
Total assets (at end of period)	2,349,819	1,077,043	30,081	135,269	3,592,212
Capital expenditures	173,366	36,954	—	174,827	385,147

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 11 — ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008; however, these provisions have no impact on the Company as we currently use a December 31 measurement date for our pension plans. SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Shareholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. At December 31, 2005, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $22 million. Had the Company adopted the provisions of SFAS No. 158 at that date, Other Assets would have been reduced by approximately $8 million, Other Liabilities would have been increased by approximately $26 million, Deferred Income Taxes would have been reduced by approximately $9 million and Shareholders’ Equity would have been reduced by approximately $25 million. The Company is unable to estimate the impact on the December 31, 2006 consolidated balance sheet and the ultimate amounts to be recorded upon adoption of SFAS No. 158 are dependent on a number of variables unknown at this time.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recorded in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 prescribes a two step process of (1) determining whether it is more likely than not (defined as a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes and (2) measuring the amount of benefit to recognize in the financial statements determined as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Management is currently analyzing the impact of FIN 48. We do not anticipate adopting FIN 48 prior to January 1, 2007.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC staff, in SAB No. 108, established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if SAB No. 108 had always been used or (ii) recording the cumulative effect of initially applying SAB No. 108. The Company will initially apply the provisions of SAB No. 108 on December 31, 2006. We do not expect the initial application of SAB No. 108 to result in a restatement of prior financial statements or the recording by us of a cumulative adjustment.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 12 — GUARANTEES OF REGISTERED SECURITIES
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at September 30, 2006 were $150.0 million and $201.7 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
     In connection with the issuance of Noble’s 5.875% Senior Notes (see Note 6), Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at September 30, 2006 was $299.7 million.
     The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
September 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,610	$6,997	$—	$126,491	$—	$140,098
Investments in marketable securities	—	9,103	—	20,549	—	29,652
Accounts receivable	—	3,864	14,920	371,984	—	390,768
Insurance receivables	—	—	—	50,029	—	50,029
Inventories	—	—	—	4,565	—	4,565
Prepaid expenses	—	303	299	19,541	—	20,143
Accounts receivable from affiliates	431,021	—	461,630	—	(892,651)	—
Other current assets	2	108	247	63,803	(32,524)	31,636

Total current assets	437,633	20,375	477,096	656,962	(925,175)	666,891

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	922,468	102,880	3,885,831	—	4,911,179
Other	—	—	—	73,875	—	73,875

	—	922,468	102,880	3,959,706	—	4,985,054
Accumulated depreciation	—	(54,638)	(59,259)	(1,275,473)	—	(1,389,370)

	—	867,830	43,621	2,684,233	—	3,595,684

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	44,159	683,560	(1,239,554)	—
INVESTMENTS IN AFFILIATES	2,515,365	2,772,700	2,314,148	—	(7,602,213)	—
OTHER ASSETS	3,893	4,578	3,635	138,391	—	150,497

	$3,468,726	$3,665,483	$2,882,659	$4,163,146	$(9,766,942)	$4,413,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$—	$—	$9,460	$—	$9,460
Accounts payable	6,597	6,711	1,313	118,369	—	132,990
Accrued payroll and related costs	2,511	34	15,537	75,191	—	93,273
Taxes payable	—	—	—	53,911	—	53,911
Interest payable	6,277	19,153	1,199	14,174	(32,524)	8,279
Accounts payable to affiliates	—	499,341	—	393,310	(892,651)	—
Other current liabilities	—	—	2,348	36,525	—	38,873

Total current liabilities	15,385	525,239	20,397	700,940	(925,175)	336,786

LONG-TERM DEBT	299,754	—	351,669	35,506	—	686,929
NOTES PAYABLE TO AFFILIATES	—	683,560	—	555,994	(1,239,554)	—
DEFERRED INCOME TAXES	—	(2,700)	13,200	226,880	—	237,380
OTHER LIABILITIES	—	1,043	2,201	2,733	—	5,977

	315,139	1,207,142	387,467	1,522,053	(2,164,729)	1,267,072

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(7,587)	—	(7,587)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,559	—	—	—	—	13,559
Capital in excess of par value	885,850	1,149,966	870,744	750,678	(2,771,388)	885,850
Retained earnings	2,251,756	1,308,409	1,624,443	1,895,580	(4,828,432)	2,251,756
Accumulated other comprehensive income (loss)	2,422	(34)	5	2,422	(2,393)	2,422

	3,153,587	2,458,341	2,495,192	2,648,680	(7,602,213)	3,153,587

	$3,468,726	$3,665,483	$2,882,659	$4,163,146	$(9,766,942)	$4,413,072

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,957	$3,119	$—	$104,769	$—	$121,845
Investments in marketable securities	—	18,036	—	26,421	—	44,457
Accounts receivable	—	4,129	8,611	263,948	—	276,688
Insurance receivables	—	—	—	51,565	—	51,565
Inventories	—	—	—	3,940	—	3,940
Prepaid expenses	—	251	321	9,492	—	10,064
Accounts receivable from affiliates	273,597	—	524,596	—	(798,193)	—
Other current assets	—	172	247	42,354	(28,877)	13,896

Total current assets	287,554	25,707	533,775	502,489	(827,070)	522,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	568,119	99,591	3,510,387	—	4,178,097
Other	—	—	—	66,698	—	66,698

	—	568,119	99,591	3,577,085	—	4,244,795
Accumulated depreciation	—	(37,843)	(56,143)	(1,151,790)	—	(1,245,776)

	—	530,276	43,448	2,425,295	—	2,999,019

NOTES RECEIVABLE FROM AFFILIATES	511,835	—	744,159	1,345,577	(2,601,571)	—
INVESTMENTS IN AFFILIATES	1,960,241	2,238,517	2,029,863	—	(6,228,621)	—
INVESTMENTS IN MARKETABLE SECURITIES	672,104	—	—	1,535	—	673,639
OTHER ASSETS	—	4,105	4,404	142,745	—	151,254

	$3,431,734	$2,798,605	$3,355,649	$4,417,641	$(9,657,262)	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$21,562	$—	$8,972	$(21,562)	$8,972
Accounts payable	—	2,398	1,805	89,711	—	93,914
Accrued payroll and related costs	—	—	16,388	62,170	—	78,558
Taxes payable	—	—	—	45,245	—	45,245
Interest payable	—	—	8,718	8,237	(7,315)	9,640
Accounts payable to affiliates	—	167,416	—	630,777	(798,193)	—
Other current liabilities	—	—	146	22,860	—	23,006

Total current liabilities	—	191,376	27,057	867,972	(827,070)	259,335

LONG-TERM DEBT	—	32,421	1,086,661	10,243	—	1,129,325
NOTES PAYABLE TO AFFILIATES	700,000	645,577	—	1,255,994	(2,601,571)	—
DEFERRED INCOME TAXES	—	(2,700)	13,016	217,273	—	227,589
OTHER LIABILITIES	—	1,043	2,509	2,738	—	6,290

	700,000	867,717	1,129,243	2,354,220	(3,428,641)	1,622,539

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(7,906)	—	(7,906)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,701	—	—	—	—	13,701
Capital in excess of par value	1,024,470	1,149,965	870,744	374,810	(2,395,519)	1,024,470
Retained earnings	1,736,015	781,160	1,355,662	1,721,870	(3,858,692)	1,736,015
Restricted stock (unearned compensation)	(17,099)	—	—	—	—	(17,099)
Accumulated other comprehensive income (loss)	(25,353)	(237)	—	(25,353)	25,590	(25,353)

	2,731,734	1,930,888	2,226,406	2,071,327	(6,228,621)	2,731,734

	$3,431,734	$2,798,605	$3,355,649	$4,417,641	$(9,657,262)	$4,346,367

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$11,371	$11,824	$490,130	$—	$513,325
Reimbursables	—	169	106	24,525	—	24,800
Labor contract drilling services	—	—	—	20,775	—	20,775
Engineering, consulting and other	—	12,949	—	3,086	(12,949)	3,086

	—	24,489	11,930	538,516	(12,949)	561,986

OPERATING COSTS AND EXPENSES
Contract drilling services	6,131	6,062	3,062	184,221	(12,949)	186,527
Reimbursables	—	143	106	21,285	—	21,534
Labor contract drilling services	—	—	—	17,027	—	17,027
Engineering, consulting and other	—	—	—	3,262	—	3,262
Depreciation and amortization	—	6,393	1,235	57,932	—	65,560
Selling, general and administrative	2,249	488	161	8,977	—	11,875

	8,380	13,086	4,564	292,704	(12,949)	305,785

OPERATING INCOME (LOSS)	(8,380)	11,403	7,366	245,812	—	256,201

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	219,389	208,677	104,429	—	(532,495)	—
Interest expense, net of amount capitalized	(4,611)	(13,526)	(6,565)	12,538	11,282	(882)
Other, net	774	(3,364)	2,500	13,409	(11,282)	2,037

INCOME BEFORE INCOME TAXES	207,172	203,190	107,730	271,759	(532,495)	257,356
INCOME TAX (PROVISION) BENEFIT	—	3,834	(1,156)	(52,862)	—	(50,184)

NET INCOME	$207,172	$207,024	$106,574	$218,897	$(532,495)	$207,172

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2005
(In thousands)
(Unaudited)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$7,605	$320,496	$—	$328,101
Reimbursables	—	—	27	18,051	—	18,078
Labor contract drilling services	—	—	—	17,275	—	17,275
Engineering, consulting and other	—	—	20	3,731	—	3,751

	—	—	7,652	359,553	—	367,205

OPERATING COSTS AND EXPENSES
Contract drilling services	66	—	1,295	154,665	—	156,026
Reimbursables	—	—	27	15,192	—	15,219
Labor contract drilling services	—	—	—	14,967	—	14,967
Engineering, consulting and other	—	—	—	5,349	—	5,349
Depreciation and amortization	—	—	1,446	59,830	—	61,276
Selling, general and administrative	601	—	(222)	8,945	—	9,324
Hurricane losses and recoveries, net	—	—	—	10,465	—	10,465

	667	—	2,546	269,413		272,626

OPERATING INCOME (LOSS)	(667)	—	5,106	90,140	—	94,579

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	76,773	62,547	63,882	—	(203,202)	—
Interest expense, net of amount capitalized	(2)	(10,996)	(7,160)	2,009	10,996	(5,153)
Other, net	419	—	—	12,670	(10,996)	2,093

INCOME BEFORE INCOME TAXES	76,523	51,551	61,828	104,819	(203,202)	91,519
INCOME TAX (PROVISION) BENEFIT	—	3,848	719	(19,563)	—	(14,996)

NET INCOME	$76,523	$55,399	$62,547	$85,256	$(203,202)	$76,523

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$30,355	$33,258	$1,343,683	$—	$1,407,296
Reimbursables	—	374	173	67,965	—	68,512
Labor contract drilling services	—	—	—	55,973	—	55,973
Engineering, consulting and other	—	38,289	—	9,634	(38,289)	9,634

	—	69,018	33,431	1,477,255	(38,289)	1,541,415

OPERATING COSTS AND EXPENSES
Contract drilling services	14,658	15,968	6,092	536,624	(38,289)	535,053
Reimbursables	—	286	173	58,671	—	59,130
Labor contract drilling services	—	—	—	47,611	—	47,611
Engineering, consulting and other	—	—	—	13,968	—	13,968
Depreciation and amortization	—	18,821	3,782	164,863	—	187,466
Selling, general and administrative	3,635	1,555	499	27,126	—	32,815
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)

	18,293	36,630	10,546	844,459	(38,289)	871,639

OPERATING INCOME (LOSS)	(18,293)	32,388	22,885	632,796	—	669,776

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	555,125	508,702	266,080	—	(1,329,907)	—
Interest expense, net of amount capitalized	(6,500)	(40,301)	(32,460)	31,250	32,877	(15,134)
Other, net	1,832	(3,253)	(14,278)	55,007	(32,877)	6,431

INCOME BEFORE INCOME TAXES	532,164	497,536	242,227	719,053	(1,329,907)	661,073
INCOME TAX (PROVISION) BENEFIT	—	11,507	8,348	(148,764)	—	(128,909)

NET INCOME	$532,164	$509,043	$250,575	$570,289	$(1,329,907)	$532,164

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$21,965	$872,451	$—	$894,416
Reimbursables	—	—	29	61,206	—	61,235
Labor contract drilling services	—	—	—	52,947	—	52,947
Engineering, consulting and other	—	—	63	12,877	—	12,940

	—	—	22,057	999,481	—	1,021,538

OPERATING COSTS AND EXPENSES
Contract drilling services	100	—	4,351	441,504	—	445,955
Reimbursables	—	—	29	54,642	—	54,671
Labor contract drilling services	—	—	—	44,632	—	44,632
Engineering, consulting and other	—	—	—	16,970	—	16,970
Depreciation and amortization	—	—	4,635	172,547	—	177,182
Selling, general and administrative	816	—	228	26,197	—	27,241
Hurricane losses and recoveries, net	—	—	—	10,465	—	10,465

	916	—	9,243	766,957		777,116

OPERATING INCOME (LOSS)	(916)	—	12,814	232,524	—	244,422

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	193,988	166,561	172,312	—	(532,861)	—
Interest expense, net of amount capitalized	(2)	(34,193)	(21,660)	5,382	34,193	(16,280)
Other, net	2,377	—	(1)	40,121	(34,193)	8,304

INCOME BEFORE INCOME TAXES	195,447	132,368	163,465	278,027	(532,861)	236,446
INCOME TAX (PROVISION) BENEFIT	(84)	12,002	3,096	(56,097)	—	(41,083)

NET INCOME	$195,363	$144,370	$166,561	$221,930	$(532,861)	$195,363

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532,164	$509,043	$250,575	$570,289	$(1,329,907)	$532,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	18,821	3,782	164,863	—	187,466
Deferred income tax provision	—	—	184	9,607	—	9,791
Share-based compensation expense	15,830	—	—	—	—	15,830
Equity earnings in affiliates	(555,125)	(508,702)	(266,080)	—	1,329,907	—
Other	31,668	322	(1,072)	(16,729)	—	14,189
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	(265)	6,309	(119,585)	—	(113,541)
Other current assets	2	(64)	(22)	(21,777)	—	(21,861)
Accounts payable	6,597	4,313	(492)	22,196	—	32,614
Other current liabilities	8,788	19,187	(6,168)	16,803	—	38,610

Net cash provided by (used for) operating activities	39,924	42,655	(12,984)	625,667	—	695,262

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(354,349)	—	(119,859)	—	(474,208)
Other capital expenditures	—	—	(3,289)	(263,137)	—	(266,426)
Major maintenance expenditures	—	—	—	(44,515)	—	(44,515)
Repayments from affiliates	—	—	—	17,388	(17,388)	—
Notes receivable from affiliates	—	—	27,896	—	(27,896)	—
Proceeds from Smedvig disposition	691,261	—	—	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	8,933	—	6,528	—	15,461

Net cash provided by (used for) investing activities	691,261	(345,416)	24,607	(403,595)	(45,284)	(78,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	—	—	(135,000)	—	—	(135,000)
Payments of other long-term debt	—	—	(600,000)	(6,667)	—	(606,667)
Accounts receivable from affiliates	(853,721)	—	—	—	853,721	—
Accounts payable to affiliates	—	324,027	723,377	(193,683)	(853,721)	—
Note payable to affiliate	(27,896)	(17,388)	—	—	45,284	—
Net proceeds from employee stock transactions	10,932	—	—	—	—	10,932
Proceeds from issuance of senior notes, net of debt issuance costs	295,851	—	—	—	—	295,851
Dividends paid	(16,423)	—	—	—	—	(16,423)
Repurchases of ordinary shares	(147,275)	—	—	—	—	(147,275)

Net cash provided by (used for) financing activities	(738,532)	306,639	(11,623)	(200,350)	45,284	(598,582)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,347)	3,878	—	21,722	—	18,253
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,610	$6,997	$—	$126,491	$—	$140,098

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,363	$144,370	$166,561	$221,930	$(532,861)	$195,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	4,635	172,547	—	177,182
Deferred income tax provision	—	—	—	23,745	—	23,745
Equity in income of joint venture	—	—	—	(2,790)	—	(2,790)
Distributions received from joint venture	—	—	—	2,194	—	2,194
Share-based compensation expense	5,546	—	—	—	—	5,546
Equity earnings in affiliates	(193,988)	(166,561)	(172,312)	—	532,861	—
Hurricane losses and recoveries, net	—	—	—	10,465	—	10,465
Other	—	—	(576)	3,148	—	2,572
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	585	(61,779)	—	(61,194)
Accounts receivable from affiliates	(79,480)	—	71,963	—	7,517	—
Other current assets	19,918	—	1,052	(30,436)	—	(9,466)
Accounts payable	—	—	(530)	1,433	—	903
Accounts payable to affiliates	—	29,242	—	(21,725)	(7,517)	—
Other current liabilities	(1,455)	7,561	(6,209)	(6,465)	—	(6,568)

Net cash provided by (used for) operating activities	(54,096)	14,612	65,169	312,267	—	337,952

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	—	—	(89,497)	—	(89,497)
Other capital expenditures	—	—	(42)	(139,710)	—	(139,752)
Major maintenance expenditures	—	—	(127)	(50,013)	—	(50,140)
Proceeds from sales of property and equipment	—	—	—	1,035	—	1,035
Purchase of remaining 50% equity interest in the Panon, net of cash acquired	—	—	—	(28,374)	—	(28,374)
Repayments from affiliates	—	—	—	14,612	(14,612)	—
Investment in marketable securities	—	—	—	(24,149)	—	(24,149)
Proceeds from sales and maturities of marketable securities	23,600	—	—	88,136	—	111,736

Net cash provided by (used for) investing activities	23,600	—	(169)	(227,960)	(14,612)	(219,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	—	—	(65,000)	—	—	(65,000)
Payments of other long-term debt	—	—	—	(6,371)	—	(6,371)
Payments to affiliates	—	(14,612)	—	—	14,612	—
Net proceeds from employee stock transactions	68,611	—	—	—	—	68,611
Dividends paid	(8,168)	—	—	—	—	(8,168)

Net cash provided by (used for) financing activities	60,443	(14,612)	(65,000)	(6,371)	14,612	(10,928)

INCREASE IN CASH AND CASH EQUIVALENTS	29,947	—	—	77,936	—	107,883
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,077	$—	$—	$128,596	$—	$166,673

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The financial statements contained in this report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $66.97 per barrel for the first nine months of 2006, or 25 percent higher than the average Brent oil price of $53.60 per barrel for the first nine months of 2005. The higher average oil prices during the first nine months of 2006 supported increases in drilling activity in oil markets worldwide.
     Natural gas prices domestically averaged $8.82 per thousand cubic feet (average Henry Hub closing bidweek price) in 2005, a 20 year high. Natural gas prices have moderated during the first nine months of 2006, averaging $6.77 per thousand cubic feet, which is 12 percent lower than the first nine months of 2005, when prices averaged $7.69 per thousand cubic feet. The Company does not have significant exposure to the U.S. natural gas markets since only three submersibles are currently deployed in the shallow waters of the U.S. Gulf of Mexico.
     As a result of the increase in worldwide drilling activities described above, at September 30, 2006, 100 percent of our operating days were committed for the remainder of 2006 and approximately 78 percent for 2007.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services have an adverse effect on our results of operations.
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. Since the beginning of 2001 we have added seven jackups, two deepwater semisubmersibles, and two ultra-deepwater semisubmersible baredeck hulls to our worldwide fleet through acquisitions. We continued execution of our active expansion strategy in 2005 with the signing of long-term contracts for three ultra-deepwater semisubmersibles, the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins. We have also signed construction contracts for three F&G JU-2000E enhanced premium independent leg cantilevered newbuild jackups, the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks. As previously reported, all three F&G JU-2000E newbuild jackups have been contracted by our customers.
RESULTS OF OPERATIONS
   Hurricane Losses and Recoveries
     As previously reported, all of our units that sustained damage in 2005 as a result of Hurricanes Katrina and Rita had returned to work by April 2006. During the nine months ended September 30, 2006, we recorded $4.4 million in loss of hire insurance for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income for the nine months ended September 30, 2006. Our insurance receivable at September 30, 2006 related to claims for hurricane damage was $50.0 million.
     During the third quarter of 2005, we recorded a $20 million charge, net of insurance recoveries, for the non-reimbursable portion of damages sustained as a result of Hurricanes Katrina and Rita and $9.5 million in loss of hire insurance for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events.
For the Three Months Ended September 30, 2006 and 2005
   General
     Net income for the three months ended September 30, 2006 (the “Current Quarter”) was $207.2 million, or $1.51 per diluted share, on operating revenues of $562.0 million, compared to net income for the three months ended September 30, 2005 (the “Comparable Quarter”) of $76.5 million, or $0.55 per diluted share, on operating revenues of $367.2 million.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of the accompanying condensed consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	&Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended September 30, 2006

Operating Revenues:
Contract drilling services	$372,818	$140,507	$—	$—	$513,325
Reimbursables	16,820	2,703	31	5,246	24,800
Labor contract drilling services	—	—	—	20,775	20,775
Engineering, consulting and other	1,119	162	1,805	—	3,086

	390,757	143,372	1,836	26,021	561,986

Operating Costs and Expenses:
Contract drilling services	152,968	33,559	—	—	186,527
Reimbursables	13,778	2,537	32	5,187	21,534
Labor contract drilling services	—	—	—	17,027	17,027
Engineering, consulting and other	(145)	37	3,165	205	3,262
Depreciation and amortization	52,823	12,052	15	670	65,560
Selling, general and administrative	7,590	3,556	396	333	11,875

	227,014	51,741	3,608	23,422	305,785

Operating Income	$163,743	$91,631	$(1,772)	$2,599	$256,201

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	&Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Three Months Ended September 30, 2005

Operating Revenues:
Contract drilling services	$248,536	$79,565	$—	$—	$328,101
Reimbursables	10,423	2,943	205	4,507	18,078
Labor contract drilling services	—	—	—	17,275	17,275
Engineering, consulting and other	774	228	2,749	—	3,751

	259,733	82,736	2,954	21,782	367,205

Operating Costs and Expenses:
Contract drilling services	120,700	35,326	—	—	156,026
Reimbursables	8,053	2,740	242	4,184	15,219
Labor contract drilling services	—	—	—	14,967	14,967
Engineering, consulting and other	35	606	4,603	105	5,349
Depreciation and amortization	48,126	12,247	84	819	61,276
Selling, general and administrative	6,419	2,333	233	339	9,324
Hurricane losses and recoveries, net	—	10,465	—	—	10,465

	183,333	63,717	5,162	20,414	272,626

Operating Income	$76,400	$19,019	$(2,208)	$1,368	$94,579

   Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2006 and 2005:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006		2005
International (3):
Jackups	97%	98%	3,652	3,440		$79,485	$55,271
Semisubmersibles — >6,000’(4)	100%	100%	184	184		166,951	153,274
Semisubmersibles — <6,000’(5)	83%	100%	153	92		163,221	84,315
Drillships	100%	100%	276	276		97,242	81,401

Total International	97%	99%	4,265	3,992		$87,413	$62,265

Domestic (6):
Jackups	N/A	100%	—	184	$	N/A	$68,990
Semisubmersibles — >6,000’ (4)	100%	100%	368	368		290,976	127,240
Semisubmersibles — <6,000’ (5)	90%	96%	83	176		155,307	69,241
Submersibles	100%	67%	276	184		74,529	42,590

Total Domestic	99%	90%	727	912		$193,270	$87,209

Total Company	97%	97%	4,992	4,904		$102,821	$66,904

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, and India.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

   International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Contract drilling services	$372,818	$248,536	$152,968	$120,700
Reimbursables (1)	16,820	10,423	13,778	8,053
Other	1,119	774	(145)	35
Depreciation and amortization	N/A	N/A	52,823	48,126
Selling, general and administrative	N/A	N/A	7,590	6,419

Total	$390,757	$259,733	$227,014	$183,333

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $124.3 million, or 50 percent, as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $100 million and the higher number of operating days increased revenues approximately $24 million. Average dayrates for our international fleet increased from $62,265 to $87,413, or $25,148 (40 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories in the Current Quarter as compared to the Comparable Quarter. Operating days increased from 3,992 in the Comparable Quarter to 4,265 in the Current Quarter or 273 days (7 percent). The Noble Harvey Duhaney and Noble Mark Burns, which were added to the fleet in August 2005, contributed 88 additional operating days in the Current Quarter as compared to the Comparable Quarter. Additionally, our strategic decision to relocate the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, contributed 276 operating days in the Current Quarter. The Current Quarter had an increase of 90 unpaid shipyard and regulatory inspection days as compared to the Comparable Quarter. Utilization of our international fleet decreased to 97 percent from 99 percent in the Comparable Quarter, primarily due to the higher number of unpaid shipyard days in the Current Quarter.
     Operating Costs and Expenses. International contract drilling services expenses increased $32.3 million, or 27 percent, in the Current Quarter as compared to the Comparable Quarter. Approximately $10 million of this increase was the result of the higher number of operating days in the Current Quarter as compared to the Comparable Quarter. The balance of the increase resulted primarily from higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $35,900 in the Current Quarter as compared to $30,200 in the Comparable Quarter, or an increase of 19 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations in our international operations as the cost structure varies across geographic regions. Depreciation and amortization increased to $52.8 million in the Current Quarter as compared to $48.1 million in the Comparable Quarter, or 10 percent, primarily resulting from the units added to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Quarter.

    Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Contract drilling services	$140,507	$79,565	$33,559	$35,326
Reimbursables (1)	2,703	2,943	2,537	2,740
Other	162	228	37	606
Depreciation and amortization	N/A	N/A	12,052	12,247
Selling, general and administrative	N/A	N/A	3,556	2,333
Hurricane losses and recoveries, net	—	—	—	10,465

Total	$143,372	$82,736	$51,741	$63,717

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $60.9 million, or 77 percent, as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $97 million while a 185 day decrease in operating days reduced revenues by approximately $36 million. Average dayrates for our domestic fleet increased from $87,209 to $193,270, or $106,061 (122 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories. Operating days decreased from 912 in the Comparable Quarter to 727 in the Current Quarter or 185 days (20 percent). Lower operating days resulted primarily from the relocation of the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, representing an aggregate reduction of 268 days. This relocation is part of Noble’s strategic decision to move certain units to regions with greater geological and financial potential. The reduction in operating days is partially offset by 97 fewer unpaid shipyard and regulatory inspection days in the Current Quarter as compared to the Comparable Quarter. Hurricanes Katrina and Rita had an adverse affect on operating days and average collected dayrates in the Comparable Quarter. Utilization of our domestic fleet increased to 99 percent from 90 percent in the Comparable Quarter.
     Operating Costs and Expenses. Operating costs and expenses for our domestic contract drilling services decreased $1.8 million or 5 percent in the Current Quarter as compared to the Comparable Quarter. Operating costs decreased by approximately $8 million because of fewer operating days in the Current Quarter as compared to the Comparable Quarter as described under Operating Revenues above. As adjusted for fewer operating days, operating costs and expenses increased approximately $7 million, primarily due to higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, and higher repair and maintenance costs. Daily contract drilling services costs for our domestic fleet were $46,200 in the Current Quarter as compared to $38,700 in the Comparable Quarter, or an increase of 19 percent. In addition to the reasons described above, daily drilling costs were lower in the Comparable Quarter in part because two jackups, which have lower daily operating costs as compared to semisubmersibles, operated in the U.S. Gulf of Mexico in 2005 while no jackups were operated domestically in the Current Quarter. Depreciation and amortization decreased to $12.1 million in the Current Quarter as compared to $12.2 million in the Comparable Quarter, or 1 percent, due to higher depreciation associated with capital expenditures, offset by higher depreciation associated with capital expenditures.
     For a description of financial impacts included in Hurricane Losses and Recoveries, net, as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries.”

    Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the three months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Engineering, consulting and other	$1,805	$2,749	$3,165	$4,603
Reimbursables (1)	31	205	32	242
Depreciation and amortization	N/A	N/A	15	84
Selling, general and administrative	N/A	N/A	396	233

Total	$1,836	$2,954	$3,608	$5,162

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $944,000 primarily due to reduced project levels, and the sale of the software business of our Maurer Technology Incorporated (“Maurer”) subsidiary in June 2006.
     Operating Costs and Expenses. Engineering, consulting and other expenses declined $1.4 million primarily due to reduced project levels, and the sale of the Maurer software business.
   Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Labor contract drilling services	$20,775	$17,275	$17,027	$14,967
Reimbursables (1)	5,246	4,507	5,187	4,184
Other	—	—	205	105
Depreciation and amortization	N/A	N/A	670	819
Selling, general and administrative	N/A	N/A	333	339

Total	$26,021	$21,782	$23,422	$20,414

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling service revenues increased $3.5 million due primarily to billings under costs escalation clauses of revenue contracts in Canada, higher operating days in the North Sea and currency exchange fluctuations.

     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $2.1 million due primarily to higher labor costs in Canada, higher operating days in the North Sea and currency exchange fluctuations.
    Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $2.6 million to $11.9 million in the Current Quarter from $9.3 million in the Comparable Quarter primarily due to the initial adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), expenses related to our employee benefit and retention plans, and the addition of personnel.
     Interest Expense. Interest expense, net of amount capitalized, decreased $4.3 million primarily due to $7.7 million of additional interest capitalization in the Current Quarter as compared to the Comparable Quarter, offset by higher interest expense of $3.4 million primarily from higher levels of borrowings in the Current Quarter. Each of these factors is attributable to the higher level of capital expenditures in 2006 as compared to 2005.
     Other, net. Other, net decreased $56,000. The Comparable Quarter included equity in earnings of a 50 percent owned joint venture totaling $0.4 million, which equity in earnings was eliminated subsequent to the August 2005 acquisition of the remaining 50 percent equity interest in a joint venture with Noble Crosco Drilling, Ltd. Additionally, the Current Quarter included a $3.5 million charge for the settlement and release of claims by an agent of the Company for commissions relating to certain of our Middle East Division activities. Interest and other income increased an aggregate of $3.9 million in the Current Quarter as compared to the Comparable Quarter.
     Income Tax Provision. The income tax provision increased $35.2 million due primarily to higher pre-tax earnings and an increase in the effective tax rate from 16.4 percent in 2005 to 19.5 percent in 2006. The higher effective tax rate resulted primarily from higher pre-tax earnings of U.S. owned assets, which generally have a higher statutory tax rate.
For the Nine Months Ended September 30, 2006 and 2005
    General
     Net income for the nine months ended September 30, 2006 (the “Current Period”) was $532.2 million, or $3.86 per diluted share, on operating revenues of $1.54 billion, compared to net income for the nine months ended September 30, 2005 (the “Comparable Period”) of $195.4 million, or $1.42 per diluted share, on operating revenues of $1.02 billion.

     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of the accompanying condensed consolidated financial statements):

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Nine Months Ended September 30, 2006

Operating Revenues:
Contract drilling services	$993,724	$413,572	$—	$—	$1,407,296
Reimbursables	41,318	11,636	142	15,416	68,512
Labor contract drilling services	—	—	—	55,973	55,973
Engineering, consulting and other	2,124	430	7,080	—	9,634

	1,037,166	425,638	7,222	71,389	1,541,415

Operating Costs and Expenses:
Contract drilling services	423,776	111,277	—	—	535,053
Reimbursables	33,674	10,908	120	14,428	59,130
Labor contract drilling services	—	—	—	47,611	47,611
Engineering, consulting and other	331	(119)	13,752	4	13,968
Depreciation and amortization	148,247	36,962	288	1,969	187,466
Selling, general and administrative	19,041	10,666	1,194	1,914	32,815
Hurricane losses and recoveries, net	—	(4,404)	—	—	(4,404)

	625,069	165,290	15,354	65,926	871,639

Operating Income	$412,097	$260,348	$(8,132)	$5,463	$669,776

	International	Domestic
	Contract	Contract	Engineering
	Drilling	Drilling	& Consulting
	Services	Services	Services	Other	Total
	(In thousands)
Nine Months Ended September 30, 2005

Operating Revenues:
Contract drilling services	$678,216	$216,200	$—	$—	$894,416
Reimbursables	27,690	11,105	9,115	13,325	61,235
Labor contract drilling services	—	—	—	52,947	52,947
Engineering, consulting and other	1,940	746	9,695	559	12,940

	707,846	228,051	18,810	66,831	1,021,538

Operating Costs and Expenses:
Contract drilling services	348,225	97,730	—	—	445,955
Reimbursables	22,160	10,547	9,199	12,765	54,671
Labor contract drilling services	—	—	—	44,632	44,632
Engineering, consulting and other	382	912	14,854	822	16,970
Depreciation and amortization	139,462	35,030	281	2,409	177,182
Selling, general and administrative	18,500	7,021	701	1,019	27,241
Hurricane losses and recoveries, net	—	10,465	—	—	10,465

	528,729	161,705	25,035	61,647	777,116

Operating Income	$179,117	$66,346	$(6,225)	$5,184	$244,422

   Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2006 and 2005:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
International (3):
Jackups	98%	97%	10,834	9,792	$72,497	$52,799
Semisubmersibles — >6,000’(4)(7)	100%	100%	546	546	135,579	152,396
Semisubmersibles — <6,000’(5)	92%	95%	334	260	158,928	77,977
Drillships	100%	87%	819	716	99,238	80,648

Total International	98%	96%	12,533	11,314	$79,289	$59,947

Domestic (6):
Jackups	86%	100%	155	546	$101,112	$61,939
Semisubmersibles — >6,000’ (4)	100%	90%	1,092	986	268,954	120,508
Semisubmersibles — <6,000’ (5)	98%	99%	431	538	131,714	66,883
Submersibles	88%	87%	720	712	65,710	38,699

Total Domestic	95%	93%	2,398	2,782	$172,465	$77,714

Total Company	98%	95%	14,931	14,096	$94,253	$63,452

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, Mexico, the North Sea, Brazil, West Africa, and India.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

(7)	For discussion of factors affecting average dayrates, see “International Contract Drilling Services — Operating Revenues” below.

   International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the nine months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Contract drilling services	$993,724	$678,216	$423,776	$348,225
Reimbursables (1)	41,318	27,690	33,674	22,160
Other	2,124	1,940	331	382
Depreciation and amortization	N/A	N/A	148,247	139,462
Selling, general and administrative	N/A	N/A	19,041	18,500

Total	$1,037,166	$707,846	$625,069	$528,729

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $315.5 million, or 47 percent, as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $219 million and the higher number of operating days increased revenues approximately $97 million. Average dayrates for our international fleet increased from $59,947 to $79,289, or $19,342 (32 percent), in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories with the exception of semisubmersibles greater than 6,000’ where one rig, which remained under contract for the entire Current Period, received reduced dayrates for a 97 day shipyard period and a 17 day downtime period during the Current Period. Operating days increased from 11,314 in the Comparable Period to 12,533 in the Current Period or 1,219 days (11 percent). The Noble Harvey Duhaney and Noble Mark Burns, which were added to the fleet in August 2005, contributed 450 operating days in the Current Period as compared to the Comparable Period. In the Current Period, there were 264 fewer unpaid shipyard and regulatory inspection days than in the Comparable Period. Additionally, our strategic decision to relocate the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, contributed 498 additional operating days in the Current Period. Utilization of our international fleet increased to 98 percent from 96 percent in the Comparable Period.
     Operating Costs and Expenses. International contract drilling services expenses increased $75.6 million, or 22 percent, in the Current Period as compared to the Comparable Period. Approximately $41 million of this increase was the result of the higher number of operating days in the Current Period as compared to the Comparable Period. The balance of the increase resulted primarily from higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $33,800 in the Current Period as compared to $30,800 in the Comparable Period, or an increase of 10 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations in our international operations as the cost structure varies across geographic regions. Depreciation and amortization increased to $148.3 million in the Current Period as compared to $139.5 million in the Comparable Period, or 6 percent, primarily resulting from units added to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Period.

    Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the nine months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Contract drilling services	$413,572	$216,200	$111,277	$97,730
Reimbursables (1)	11,636	11,105	10,908	10,547
Other	430	746	(119)	912
Depreciation and amortization	N/A	N/A	36,962	35,030
Selling, general and administrative	N/A	N/A	10,666	7,021
Hurricane losses and recoveries, net	—	—	(4,404)	10,465

Total	$425,638	$228,051	$165,290	$161,705

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $197.4 million, or 91 percent, as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $264 million while a 384 day decrease in operating days reduced revenues by approximately $66 million. Average dayrates for our domestic fleet increased from $77,714 to $172,465, or $94,751 (122 percent), in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories. Operating days decreased from 2,782 in the Comparable Period to 2,398 in the Current Period or 384 days (14 percent). Lower operating days resulted primarily from the relocation of the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets during March, April and August 2006, respectively, representing an aggregate reduction of 490 days. This relocation is part of our strategy to move certain units to regions with greater geological and financial potential. Additionally, the Current Period had 120 fewer unpaid shipyard and regulatory inspection days than the Comparable Period. Utilization of our domestic fleet increased to 95 percent from 93 percent in the Comparable Period.
     Operating Costs and Expenses. Operating costs and expenses for our domestic contract drilling services increased $13.6 million or 14 percent in the Current Period as compared to the Comparable Period. However, operating costs decreased by approximately $18 million because of fewer operating days in the Current Period as compared to the Comparable Period as described under Operating Revenues above. As adjusted for fewer operating days, operating costs and expenses increased approximately $31 million, primarily due to higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, and higher repair and maintenance costs. Daily contract drilling services costs for our domestic fleet were $46,400 in the Current Period as compared to $35,100 in the Comparable Period, or an increase of 32 percent, for the reasons described above. In addition to the reasons described above, daily drilling costs were lower in the Comparable Period in part because two jackups, which have lower daily operating costs as compared to semisubmersibles, operated in the U.S. Gulf of Mexico 546 days in the Comparable Period as compared to 155 days in the Current Period. Depreciation and amortization increased to $37.0 million in the Current Period as compared to $35.0 million in the Comparable Period, or 6 percent, due to higher depreciation associated with capital expenditures since the Comparable Period, partially offset by the relocation of three rigs to international markets in March, April and August 2006, respectively.
     For a description of financial impacts included in Hurricane Losses and Recoveries, net, as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries.”

    Engineering & Consulting Services
     The following table sets forth the operating revenues and the operating costs and expenses for our engineering and consulting services for the nine months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Engineering, consulting and other	$7,080	$9,695	$13,752	$14,854
Reimbursables (1)	142	9,115	120	9,199
Depreciation and amortization	N/A	N/A	288	281
Selling, general and administrative	N/A	N/A	1,194	701

Total	$7,222	$18,810	$15,354	$25,035

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Excluding reimbursables, operating revenues for our engineering and consulting services segment decreased $2.6 million primarily due to reduced project levels, and the sale of the Maurer software business in June 2006.
     Operating Costs and Expenses. Engineering, consulting and other expenses decreased $1.1 million. The Current Period included a pre-tax loss of $3.8 million ($0.02 per diluted share) on the sale of the Maurer software business. The loss on this sale by Maurer included the write-off of goodwill totaling $4.8 million. Excluding the Maurer transaction, costs and expenses declined $4.9 million due to reduced project levels.
    Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Labor contract drilling services	$55,973	$52,947	$47,611	$44,632
Reimbursables (1)	15,416	13,325	14,428	12,765
Other	—	559	4	822
Depreciation and amortization	N/A	N/A	1,969	2,409
Selling, general and administrative	N/A	N/A	1,914	1,019

Total	$71,389	$66,831	$65,926	$61,647

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling service revenues increased $3.0 million due primarily to billings under costs escalation clauses of revenue contracts in Canada and the North Sea and currency exchange fluctuations, offset in part, by fewer operating days in the North Sea.

     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $3.0 million due primarily to higher labor costs in Canada and the North Sea and currency exchange fluctuations, reduced in part, by fewer operating days in the North Sea.
   Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $5.6 million to $32.8 million in the Current Period from $27.2 million in the Comparable Period primarily due to the initial adoption of SFAS No. 123R, expenses related to our employee benefit and retention plans, and the addition of personnel.
     Interest Expense. Interest expense, net of amount capitalized, decreased $1.1 million primarily due to $18.8 million of additional interest capitalization in the Current Period as compared to the Comparable Period, offset by additional interest costs of $17.7 million primarily from higher levels of borrowings in the Current Period. Each of these factors is primarily attributable to the higher level of capital expenditures in 2006 as compared to 2005. Additionally, the interest incurred in the Current Period included interest costs of approximately $8.2 million related to the debt incurred in connection with our former investment in Smedvig.
     Other, net. Other, net decreased $1.9 million. The Comparable Period included $2.8 million of equity in earnings of a 50 percent owned joint venture that owned the Panon (renamed the Noble Harvey Duhaney). In August 2005, we acquired the remaining 50 percent equity interest in the joint venture. The Current Period includes a $3.5 million charge for the settlement and release of claims by an agent of the Company for commissions relating to certain of our Middle East Division activities. Interest and other income increased an aggregate of $4.0 million in the Current Period as compared to the Comparable Period.
     Income Tax Provision. The income tax provision increased $87.8 million due primarily to higher pre-tax earnings and an increase in the effective tax rate from 17.4 percent in 2005 to 19.5 percent in 2006. The higher effective tax rate resulted primarily from higher pre-tax earnings of U.S. owned assets, which generally have a higher statutory tax rate.
LIQUIDITY AND CAPITAL RESOURCES
   Overview
     Our principal capital resource in the Current Period was net cash provided by operating activities of $695.2 million, which compared to $338.0 million in the Comparable Period. The increase in net cash provided by operating activities in the Current Period was primarily attributable to higher net income. At September 30, 2006, we had cash and cash equivalents of $140.1 million, investments in marketable securities totaling $29.7 million, insurance receivables of $50.0 million and $293.6 million of funds available under our bank credit facility. We had working capital of $330.1 million and $263.1 million at September 30, 2006 and December 31, 2005, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 18 percent at September 30, 2006 and 29 percent at December 31, 2005.
     In May 2006, Noble issued $300 million principal amount of 5.875% Senior Notes due 2013. Proceeds, net of discount and issuance costs, totaled approximately $296 million. The proceeds were used to repay the balance outstanding on the bank credit facility and for general corporate purposes.
     In April 2006, the Company’s investment in Smedvig shares was sold for approximately $691.3 million. The Company used the proceeds to prepay the outstanding principal amount of $600 million under a credit agreement, as discussed further below.
     Our board of directors authorized and adopted a share repurchase program in 2002. During the nine months ended September 30, 2006, we repurchased 2,300,000 of our ordinary shares at an average price of $66.65 per share for a total cost of $153.3 million. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The program authorization covers an aggregate of 15,000,000 ordinary shares. At September 30, 2006, 6,762,000 shares remained available under this authorization. Additionally, during the Current Quarter, we completed an odd-lot offer to purchase ordinary shares by purchasing 5,780 shares tendered during the offer for $392,000.

     During the nine months ended September 30, 2006, we made contributions to our international and domestic pension plans totaling $4.3 million. We expect to contribute, subject to applicable law, an aggregate of $19.8 million to our international and domestic pension plans in 2006.
     The Company’s most recent quarterly dividend declaration, to be paid on December 1, 2006, was $0.04 per ordinary share, or approximately $22 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
   Capital Expenditures
     Capital and major maintenance expenditures totaled $785.2 million and $385.2 million for the nine months ended September 30, 2006 and 2005, respectively.
     Capital expenditures for new construction in the Current Period totaling $474.2 million included $116.3 million for the Noble Clyde Boudreaux and $122.2 million for the Noble Dave Beard. Additionally, the Current Period included $143.4 million toward the construction of the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks, three F&G JU-2000E enhanced premium newbuild jackups under construction, and $38.6 million towards the Noble Danny Adkins. Also, certain preliminary work has begun on our Noble Bingo 9000 Rig 4 and $26.4 million has been expended year-to-date. Other capital expenditures totaling $266.4 million in the Current Period included approximately $107 million for major upgrade projects. Major maintenance expenditures totaled $44.5 million in the Current Period.
     Our capital expenditures and major maintenance expenditures for 2006 were budgeted at approximately $1.4 billion, and we currently expect our total capital expenditures will range from $1.1 — $1.2 billion. In connection with our capital expenditure program, we have entered into certain commitments, including outstanding purchase commitments of approximately $900 million at September 30, 2006.
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
     Noble Drilling has in place an unsecured revolving bank credit facility totaling $300.0 million, including a letter of credit facility totaling $50.0 million, which extends through November 30, 2009 (the “Bank Credit Agreement”). Noble and NHC have unconditionally guaranteed the performance of Noble Drilling under the Bank Credit Agreement. At September 30, 2006, we had no borrowings outstanding under the facility and letters of credit under the facility totaled $6.4 million leaving $293.6 million remaining available thereunder. At September 30, 2006, we had letters of credit and third-party guarantees of $71.4 million and performance and customs bonds totaling $93.8 million supported by surety bonds outstanding in addition to amounts outstanding under the Bank Credit Agreement.
     In May 2006, Noble issued $300 million principal amount of 5.875% Senior Notes due June 1, 2013. Proceeds, net of discount and issuance costs, totaled approximately $296 million. Interest on the 5.875% Senior Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. The 5.875% Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The 5.875% Senior Notes are senior unsecured obligations and the indenture governing the 5.875% Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.
     Our debt decreased from $1.14 billion (including current maturities of $9.0 million) at December 31, 2005 to $696.4 million (including current maturities of $9.5 million) at September 30, 2006, due to debt repayments of $741.7 million offset by the May 2006 issuance of $300 million principal amount of Senior Notes described above. At September 30, 2006 and December 31, 2005, we had no off-balance sheet debt. At September 30, 2006, we were in compliance with all our debt covenants.

ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008; however, these provisions have no impact on the Company as we currently use a December 31 measurement date for our pension plans. SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Shareholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. At December 31, 2005, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $22 million. Had the Company adopted the provisions of SFAS No. 158 at that date, Other Assets would have been reduced by approximately $8 million, Other Liabilities would have been increased by approximately $26 million, Deferred Income Taxes would have been reduced by approximately $9 million and Shareholders’ Equity would have been reduced by approximately $25 million. The Company is unable to estimate the impact on the December 31, 2006 consolidated balance sheet and the ultimate amounts to be recorded upon adoption of SFAS No. 158 are dependent on a number of variables unknown at this time.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recorded in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 prescribes a two step process of (1) determining whether it is more likely than not (defined as a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes and (2) measuring the amount of benefit to recognize in the financial statements determined as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Management is currently analyzing the impact of FIN 48. We do not anticipate adopting FIN 48 prior to January 1, 2007.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC staff, in SAB No. 108, established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if SAB No. 108 had always been used or (ii) recording the cumulative effect of initially applying SAB No. 108. The Company will initially apply the provisions of SAB No. 108 on December 31, 2006. We do not expect the initial application of SAB No. 108 to result in a restatement of prior financial statements or the recording by us of a cumulative adjustment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. At September 30, 2006, we own investments in marketable debt securities totaling $29.7 million. A one percent change in the September 30, 2006 closing price of these marketable debt securities would impact the carrying value of these investments by $297,000. To mitigate the risk of losses, these investments are monitored by management to assure compliance with policies established by the Company.
     We presently sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in such plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At September 30, 2006, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $18.9 million. At September 30, 2006, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $189,000 and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $189,000.
     We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at an agreed upon percentage point spread from LIBOR. At September 30, 2006, there were no outstanding borrowings under the Bank Credit Agreement.
     Our Senior Notes due 2009, 2013 and 2019 bear interest at fixed interest rates of 6.95%, 5.875% and 7.50% per annum, respectively, and currently trade at a premium to their face value. The estimated fair value of our Senior Notes due 2009, 2013 and 2019, based on quoted market prices, was $154.9 million, $307.3 million and $234.1 million, respectively, at September 30, 2006. This compares to carrying amounts (net of any unamortized discount) of $150.0 million, $299.7 million and $201.7 million, respectively. While our interest payments on these notes are at fixed rates, if U.S. Treasury rates were to change, the fair value of our Senior Notes could be impacted. We estimate that a one percent increase in interest rates would decrease the fair value of our Senior Notes due 2009, 2013 and 2019 by approximately $3.4 million, $16.6 million and $19.7 million, respectively. As we have no current plans to retire or refinance our fixed rate notes, are not highly leveraged and are not aware of any conditions that would cause our credit rating to be negatively impacted in a manner that would force refinancing of our fixed rate debt, we believe our exposure to market risk associated with our fixed rate notes is minimal.
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound and the Company maintains forward currency contracts settling monthly in Euro and British Pounds. The forward contracts that settled in 2005 and the first nine months of 2006 represented more than 60 percent of our forecasted Euro and British Pound requirements. The Euro-denominated forward contracts settling in the fourth quarter of 2006 and in 2007 and 2008 represent approximately 64 percent, 44 percent and 5 percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the fourth quarter of 2006 and in 2007 represent approximately 54 percent and 15 percent, respectively, of our forecasted British Pound requirements. The notional amounts of forward contracts outstanding at September 30,

2006 were approximately 42.9 million Euros and 10.2 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $73.4 million at September 30, 2006. The fair market value of outstanding forward contracts was $617,000 at September 30, 2006. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $740,000.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chief Executive Officer, President and Chief Operating Officer, Mark A. Jackson, and Noble’s Senior Vice President and Chief Financial Officer, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures at the end of the period covered by this report. On the basis of this evaluation, Mr. Jackson and Mr. Mitchell have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and material information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.3 million and a customs bond in the amount of $21.2 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $16.5 million plus interest related to a 1997 alleged import and (b) $18.8 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess penalty ($436,600) against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and thereby overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. Counsel for the Commissioner has informed CESTAT that the Commissioner has appealed CESTAT’s order to the High Court of Mumbai although NACL has yet to be served with a copy of such appeal. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities in those jurisdictions. Certain of our tax returns have been examined for the 2000 through 2003 periods and audit claims have been assessed for approximately $28 million (including interest and penalties). We believe audit claims of an additional approximately $10 — $15 million attributable to such tax returns may be assessed against the Company. Additional audits are in process and it is possible the tax authorities will examine years beyond the current periods. In some countries, performance bonds have been provided as required by local law in order to contest the claims. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary. We accrue for income tax contingencies that we believe are probable of occurring and where the amount of the contingency can be reasonably estimated. While we cannot predict or provide assurance as to the outcome of these tax matters, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, supplemental pleadings recently filed by plaintiffs reflect that only approximately 21 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. Of these 21, only nine have followed applicable court orders to amend their complaints against us by the applicable deadline. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K, except to the extent such risk factors have been updated or otherwise modified in our Form 10-Q for the quarter ended March 31, 2006 and our Form 10-Q for the quarter ended June 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased(1)	Paid per Share(1)(3)	Plans or Programs(2)(3)	Plans or Programs(2)
July 1 — July 31, 2006	—	—	—	8,062,000
August 1 — August 31, 2006	705,532	$66.06	700,000	7,362,000
September 1 — September 30, 2006	600,248	$63.94	600,000	6,762,000

(1)	Includes ordinary shares purchased by the Company pursuant to a voluntary program (also known as an odd-lot program) through which holders who own fewer than 100 ordinary shares may sell their shares to the Company. All shares submitted for sale under this offer were purchased by the Company. Shares purchased under the odd-lot offer in August totaled 5,532 at an average price of $67.96 ($376,000) and in September totaled 248 at an average price of $64.04 ($16,000).

(2)	All share repurchases, except those repurchased under our odd-lot program described in footnote (1) above, were made in the open market and were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covers an aggregate of 15,000,000 ordinary shares, and has no date of expiration.

(3)	Shares repurchased in August totaled 700,000 shares at an average price of $66.05 ($46.2 million) and in September totaled 600,000 at an average price of $63.94 ($38.4 million).

ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION
DATE: November 8, 2006	By:	/s/ MARK A. JACKSON
Mark A. Jackson
Chief Executive Officer, President and Chief Operating Officer (Duly authorized officer)

/s/ THOMAS L. MITCHELL
Thomas L. Mitchell
Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
10.1	Summary of Noble Corporation Directors’ Compensation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006 and incorporated herein by reference).

31.1	Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.