Form 10-K
period 2006-12-31
NOBLE CORP
filed 2007-02-28
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, Par Value $.10 Per Share	New York Stock Exchange
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $10.1 billion based on the closing sale price as reported on the New York Stock Exchange.
     Number of Ordinary Shares outstanding as of February 15, 2007: 134,502,163
DOCUMENTS INCORPORATED BY REFERENCE
     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
     (1) Proxy statement for the 2007 annual general meeting of members scheduled to be held on April 26, 2007 — Part III

PART I
ITEM 1. BUSINESS.
GENERAL
          The Company is a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 63 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles, three dynamically positioned drillships, 44 jackups and three submersibles. The fleet count includes three new F&G JU-2000E enhanced premium jackups and the three semisubmersibles under construction and the Noble Bingo 9000 Rig 4. As previously reported, we have secured customer contracts for these jackups. For additional information on the specifications of the fleet, see “Item 2. Properties. – Drilling Fleet.” Approximately 86 percent of the fleet is currently deployed in international markets, principally including the Middle East, India, Mexico, the North Sea, Brazil, and West Africa. In addition, we provide technologically advanced drilling-related services designed to create value for our customers. Our other services include labor contract drilling services, well site and project management services, and engineering services.
          Noble Corporation, a Cayman Islands exempted company limited by shares (which we sometimes refer to in this report as “Noble”), became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as “Noble Drilling”) that was organized in 1939, as part of the internal corporate restructuring of Noble Drilling and its subsidiaries effective April 30, 2002. Noble and its predecessors have been engaged domestically in the contract drilling of oil and gas wells for others since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term “Noble” refers to Noble Corporation and the terms “Company”, “we”, “our” and words of similar import refer to Noble and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.
BUSINESS STRATEGY
          Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. We continued execution of our active expansion strategy in 2006 with the signing of a long-term drilling contract for a third newbuild F&G JU-2000E enhanced premium independent leg cantilevered jackup: the Noble Scott Marks. In 2005, we signed long-term drilling contracts for two new F&G JU-2000E enhanced premium independent leg cantilevered jackups: the Noble Roger Lewis and Noble Hans Deul. These three jackups are being constructed in China and are scheduled for delivery in the third quarter of 2007, the first quarter of 2008 and the first quarter of 2009. In 2006, we also continued construction on the three ultra-deepwater semisubmersibles for which we signed long-term drilling contracts in 2005: the Noble Clyde Boudreaux, Noble Dave Beard and Noble Danny Adkins. These three semisubmersibles are scheduled for delivery in the second quarter of 2007, the second quarter of 2008 and the first quarter of 2009, respectively. Related newbuild capital expenditures totaled $630 million in 2006 for the six rigs under construction. Additionally, the Company began preliminary work on the Noble Bingo 9000 Rig 4.
          Our strategy of constructing rigs only upon receipt of a client’s contractual commitment for the rig is in contrast to the approach of a number of competitors in our industry. At the end of 2006, shipyards worldwide reportedly had received commitments to construct 62 jackups and 48 deepwater floaters, including Noble’s units. The majority of these units reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation.” We believe this practice is detrimental to our industry, because it can create a perception of unlimited supply and the valuation of services we perform as a commodity. In contrast, our strategy on new construction is to expand our drilling fleet with technologically advanced units only in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed.
          Significant increases in dayrates for premium drilling equipment worldwide have driven the increase in rigs currently being built on speculation. Hydrocarbon exploration and development activities have intensified sufficiently to create a tight market for drilling equipment and a shortage of personnel. This environment has driven operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. The

Company maintains a safety record that has consistently outperformed the offshore drilling industry sector. In recognition of the importance of our offshore operations personnel in achieving this performance and to retain our operating personnel, we implemented in 2005 and continued in 2006 two separate key operations personnel retention programs. The first program was designed for personnel associated with our day-to-day rig based operations, and we distribute incentive payments to these persons based upon individual performance over the three-year period 2006-2008. The second program, which was designed for shore based and engineering personnel, is also performance-based and will be distributed over the four-year period 2006-2009. We believe these programs, in addition to our short- and long-term incentive programs, will provide necessary tools to competitively attract and retain the skilled personnel required to maintain safe and efficient operations.
          The application of technology in our operations has been another element of our strategy. As offshore exploration and development continues to move into deeper waters, our customers require drilling equipment capable of meeting these challenges. We seek ways to reach these deepwater targets with innovative technical solutions that require less capital investment. For example, floating drilling units connect to equipment on the seabed by means of a drilling riser typically made of steel. We have developed and patented an aluminum alloy drilling riser (“AAR”) which can be manufactured cost competitively as compared to steel riser but at a riser weight reduction of up to 40 percent. This significant savings in weight allows us to extend the water depth specifications of our floating drilling units with less capital investment. We have expanded use of this technology to other applications, such as air pressure vessels typically used in motion compensating equipment on floating units, and we will continue to search for new ways to apply technology that allows us to enhance the capabilities of our offshore drilling fleet.
          Our active participation in the consolidation of the offshore drilling industry continues to be an important element of our growth strategy. Consolidation basically takes two forms: individual transactions for specific offshore drilling units or a transaction for an entire company. In the last four years, we have added six premium jackups and two floaters to our fleet through individual rig transactions. From time to time, we evaluate other individual rig transactions and business combinations with other parties, and we will continue to consider business opportunities that promote our business strategy.
BUSINESS DEVELOPMENT DURING 2006
          In June 2006, we announced the letter of award from Venture Production plc (“Venture Production”) to enter into a contract for a new F&G JU-2000E enhanced premium jackup drilling rig to be constructed by China Shipbuilding & Offshore Co./Dalian Shipbuilding Industry Co., Ltd (“DSIC”) in Dalian China. This rig, named Noble Scott Marks, is the third heavy duty, harsh environment (HDHE) Friede & Goldman designed jackup that the Company has under construction. The Venture Production contract is for a period of two years at a dayrate of $210,000 and it is anticipated the unit will be deployed in the North Sea.
          In addition to the six major construction projects described above, Noble also has the Noble Bingo 9000 Rig 4 available for contracting. During 2006, Noble’s board of directors approved the commencement of steel work on the hull. Management is actively engaged in discussions with potential customers and expects to sign a contract for construction and operation of this unit sometime during 2007 absent an unforeseen material adverse change in markets.
          In response to the effects of Hurricanes Ivan, Katrina and Rita during the 2004 and 2005 hurricane seasons, the U.S. Minerals Management Service (“MMS”), working together with the U.S. Coast Guard and industry, has developed and issued interim guidelines for moored drilling rig fitness requirements in the U.S. Gulf of Mexico. The Company worked closely with the MMS in the formulation of these guidelines which were designed to improve performance in the area of moored rig station-keeping during the environmental loading that may be experienced during hurricanes. The interim guidelines were in effect for the 2006 hurricane season. Our recently developed Noble Category 5 (NC-5SM) mooring standard meets the interim guidelines. In 2006, we upgraded the mooring system on the Noble Jim Thompson to the NC-5SM standard. The mooring systems on two additional semisubmersibles are scheduled to be upgraded in 2007 and the final upgrade is scheduled to be completed in 2008.
          Noble also continues to upgrade the capabilities of its deepwater fleet through the application of Noble’s patented AAR technology. Each of the newbuild semisubmersible rigs, including the Noble Clyde Boudreaux which is expected to enter service in the second quarter of 2007, will be equipped with the AAR. It is the intent of the

Company to install AAR on other existing semisubmersibles in Brazil and the U.S. Gulf of Mexico as it becomes available.
          Noble continues the planned rationalization of its technology services division. In the second quarter of 2006, the Company sold the software business of our Maurer Technology Incorporated subsidiary. In 2007, the Company expects to continue to rationalize technology investments to focus more closely on direct drilling operations.
          At January 16, 2007, Noble’s contracted backlog totaled approximately $7 billion and 49 of our rigs were contracted for the remainder of 2007. We anticipate that the primary terms of the current contracts on 13 of our rigs will expire at varying times in 2007, subject to options to extend in the case of four contracts. At January 16, 2007, approximately 88 percent of our available operating days were committed for 2007, approximately 55 percent for 2008 and approximately 29 percent for 2009.
DRILLING CONTRACTS
          We typically employ each drilling unit under an individual contract. Although the final terms of the contracts are the result of negotiations with our customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:
•	contract duration extending over a specific period of time or a period necessary to drill one or more wells (in general, we seek to have a reasonable balance of short- and long-term contracts to minimize the impact of a decline in the market, while obtaining the upside of increasing market prices in a rising market);

•	provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to either breakdown of major equipment or “force majeure” events beyond our control and the control of the customer;

•	options in favor of the customer to drill one or more additional wells, generally upon advance notice to us at mutually agreed upon rates;

•	payment of compensation to us (generally in U.S. dollars although some customers, typically national oil companies, require a part of the compensation to be paid in local currency) on a “daywork” basis, so that we receive a fixed amount for each day (“dayrate”) that the drilling unit is operating under contract (lower rates or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control);

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies; and

•	provisions that allow us to recover certain cost increases from our customers (in approximately 63 percent of our contracts).
          The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases upon the making of an early termination payment to us. Certain of our drilling contracts with Petróleos Mexicanos (“Pemex”) in Mexico, for example, contain provisions that allow early cancellation on 30 days or less notice to us without Pemex making an early termination payment.
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
OFFSHORE DRILLING OPERATIONS
Contract Drilling Services
          Our offshore contract drilling operations, which accounted for approximately 95 percent, 92 percent and 91 percent of operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively, are conducted worldwide. Our principal regions of contract drilling operations are the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. In 2006, Pemex accounted for approximately 12 percent of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues in 2006.
          Our contract drilling services revenues from international sources accounted for approximately 72 percent, 78 percent and 74 percent of total contract drilling services revenues for 2006, 2005 and 2004, respectively.
          Our contract drilling services revenues generated in the U.S. accounted for approximately 28 percent, 22 percent and 26 percent of our total contract drilling services revenues for 2006, 2005 and 2004, respectively.
Labor Contracts
          Our offshore operations also include services we perform under labor contracts for drilling and workover activities covering 11 rigs operating in the U.K. North Sea and two rigs under a labor contract (the “Hibernia Project”) off the east coast of Canada. These rigs are not owned or leased by us.
          Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operating under a five-year agreement that extends through July 2007, our labor contracts are generally renewable on an annual basis.
TECHNOLOGY, ENGINEERING SERVICES AND PROJECT MANAGEMENT
          Our technology initiative focuses on the design and development of drilling products, technical solutions to enhance drilling efficiency, and applications that allow us to drill in deeper water depths with less capital investment. In addition, we provide well site management, project management and engineering services.
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
          Oil and natural gas prices continued to be favorable in 2006, resulting in high demand for our equipment. However, these prices are extremely volatile. Drilling activity in certain international markets, which are influenced more by oil prices than natural gas prices, was generally stronger in 2006 as compared to 2005 and 2004. We believe that operators in these international markets will maintain high levels of oil and gas exploration and development activity through 2007.
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
          The U.S. Oil Pollution Act of 1990 (“OPA 90”) and regulations thereunder impose certain additional operational requirements on our domestic offshore rigs and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA 90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. We monitor these regulations and do not believe that they are likely to have a material adverse effect on our financial condition or results of operations. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us any differently or to any greater or lesser extent than other companies in the energy services industry.
EMPLOYEES
          At December 31, 2006, the Company employed approximately 6,000 persons, including persons engaged through labor contractors or agencies. Of the 6,000 persons, approximately 79 percent were engaged in international operations and approximately 21 percent were engaged in U.S. operations. We are not a party to any collective bargaining agreements that are material, and we consider our employee relations to be satisfactory.
FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
          Information regarding our revenues from external customers, segment profit or loss and total assets attributable to each of our segments for the last three fiscal years is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.
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

ITEM 1A. RISK FACTORS.
Risk Factors
          You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our ordinary shares.
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
          Although oil and natural gas prices are currently above historical averages resulting in higher utilization and dayrates earned by our drilling units, we can give no assurance that the current industry cycle of high demand, short rig supply and higher dayrates will continue.
          The recent increase in the number of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the increase in rig supply from rigs being built, especially those being built on speculation, may reduce future dayrates.
     Construction, conversion or upgrades of rigs may be subject to cost overruns and delays.
          We currently have significant new construction projects and conversion projects underway and we may undertake additional such projects in the future. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
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

     Failure to attract and retain highly skilled personnel could hurt our operations.
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
          No assurance can be given that we will be able to obtain or maintain adequate insurance in the future at rates and with deductible or retention amounts that we consider commercially reasonable or that we will be able to obtain insurance against some risks.
          The 2005 losses sustained in the oil and gas industry from Hurricanes Katrina and Rita had a materially adverse impact on marine energy insurance markets. The insurance industry does not have capacity to provide insurance at amounts available in years prior to 2006, if at all. The insurance industry generally priced premiums for 2006 renewal programs of insured parties that sustained storm losses in 2005 on a basis designed to recover recent underwriting losses in an accelerated manner.
          We experienced substantial premium increases year-over-year when we renewed our marine package, excess liability and protection, and indemnity programs during the first quarter of 2006. The marine energy insurance underwriters have tightened coverage terms and conditions, resulting in the introduction of U.S. named windstorm aggregate coverage limits. In the Company’s case, an aggregate coverage limit was placed on our U.S. named windstorm coverage equal to the highest scheduled value for any unit in our U.S. Gulf of Mexico fleet. Additionally, our loss of hire coverage became subject to a 45-day wait for all losses not associated with a U.S. Gulf of Mexico named windstorm. The wait for all loss of hire coverage for U.S. Gulf of Mexico named windstorms was increased to 60 days. These terms apply only to the Company’s U.S. Gulf of Mexico fleet, which includes five semisubmersibles, three submersibles, as well as one semisubmersible under construction in Mississippi. These terms do not apply to the Company’s units in the Mexican portion of the Gulf of Mexico. As a result, we renewed our named windstorm coverage in the Mexican Gulf of Mexico at the same premium rating as for other parts of the world. Apart from named windstorm coverage, we maintained a $10 million deductible on our marine package coverage, and we generally maintained the same terms and conditions related to the operational risks as were in place under our expiring coverage. In addition, we renewed and expanded our coverage for excess liability and the provisions for removal of wreck, debris and collision.
          We anticipate the marine energy insurance markets for our 2007-2008 renewal will continue to reflect the tightened coverage and terms experienced in our 2006-2007 renewal, with underwriters maintaining premium rates at levels approximating those charged in 2006.
          Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include war risk, activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
     Demand for our drilling services may decrease due to events beyond our control.
          Our business could be impacted by events beyond our control including changes in our customers’ drilling programs or budgets driven by their internal corporate events, changes in the prices for oil and gas, or shifts in the relative strength of various geographic drilling markets brought on by economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services. In addition, our customers may cancel drilling contracts or letter agreements or letters of intent for drilling contracts, or exercise early termination provisions found in some of our drilling contracts, for a variety of reasons, many of which are beyond our control. Depending upon market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. We cannot control these factors or predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.
     Our business involves numerous operating hazards.
          Our operations are subject to many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment, and damage or loss from adverse weather and seas. These hazards could cause personal injury or loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to causing environmental damage, could cause substantial damage to oil and natural gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services, or personnel shortages. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies.
Governmental laws and regulations, including environmental laws and regulations, may add to our costs or limit our drilling activity.
          Our business is affected by changes in public policy and by laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.
          The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or significantly limit drilling activity. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.
          Our operations are also subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the U.S. Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that are classified as environmentally hazardous. Laws and regulations protecting the environment have generally become more stringent and in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.
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
          International contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•	the equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	currency exchange controls;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.
          Governmental action, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete.
     Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us.
          Due to our international operations, we may experience currency exchange losses where revenues are received or expenses are paid in nonconvertible currencies or where we do not hedge an exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
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
     We are subject to changes in tax laws.
          We are a Cayman Islands company and operate through various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., the Cayman Islands or jurisdictions in which we or any of our subsidiaries operate or are resident.

          In 2004, the U.S. Congress enacted legislation as part of the American Jobs Creation Act of 2004 (the “AJCA”) that tightened the rules regarding future corporate inversion transactions, which legislation grandfathered companies that implemented an inversion transaction before March 4, 2003. Noble’s corporate inversion effected on April 30, 2002 was therefore grandfathered. Nevertheless, there has been activity in the U.S. Senate subsequent to the AJCA to enact legislation that would retroactively reverse the status of Noble under the law. For example, the U.S. Senate passed legislation on February 1, 2007 that combines an increase in the federal minimum wage with a 10-year, $8.3 billion small business tax relief package. This small business tax relief package is fully offset by 14 revenue-raising tax provisions, including an anti-corporate inversion provision that would, if enacted, subject Noble to U.S. federal income tax beginning with the 2007 tax year as if Noble were a U.S. corporation in 2007 and thereafter. Payment of any such tax would reduce the net income of Noble. However, the U.S. House of Representatives on February 16, 2007 passed its own small business tax relief package in a bill that does not contain any anti-corporate inversion provisions. We cannot predict what legislation, if any, may result from any joint U.S. House of Representatives — U.S. Senate conference committee that may ultimately be convened to negotiate a compromise bill or from any future Congressional legislative activities.
          Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.
Forward-Looking Statements
          This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those described in “-Risk Factors” above, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.
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
Semisubmersibles
          Our semisubmersible fleet consists of 13 units. Among the 13 are five units that have been converted to Noble EVA-4000™ semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles. This fleet also includes two Pentagone 85 semisubmersibles, two Bingo 9000 baredeck hulls (including the Noble Danny Adkins under construction), and one semisubmersible capable of operating in harsh environments.

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
Independent Leg Cantilevered Jackups
          We have 44 jackups in the fleet, including the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks, which are under construction. Jackups are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackups are designed to drill to a maximum depth of 30,000 feet in water depths ranging between eight and 400 feet, depending on the jackup.
Submersibles
          We have three submersibles in the fleet. Submersibles are mobile drilling platforms which are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Our submersibles are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 12 and 70 feet, depending on the submersible.
          The following table sets forth certain information concerning our offshore fleet at January 16, 2007. The table does not include any units owned by operators for which we had labor contracts. The units located in the U.S. Gulf of Mexico are included in our domestic contract drilling services segment, and the units in all other locations are included in our international contract drilling services segment. We operate and, unless otherwise indicated, own all of the units included in the table. All of our units are equipped with top drives.

Drilling Fleet Table

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)

Semisubmersibles — 13
Noble Paul Wolff (3)	Noble EVA-4000™- DP	2006 R	10,000	30,000	Brazil	Active
Noble Paul Romano	Noble EVA-4000™	1998 R	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Amos Runner	Noble EVA-4000™	1999 R	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R/2006 M	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	Friede & Goldman 9500 Enhanced Pacesetter	2004 R	6,000	30,000	Nigeria	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (4)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active
Noble Clyde Boudreaux (5)	Friede & Goldman 9500 Enhanced Pacesetter	2007 R	10,000	35,000	U.S. Gulf of Mexico	Shipyard/Contracted
Noble Dave Beard (5)	Friede & Goldman 9500 Enhanced Pacesetter-DP	2008 R	10,000	35,000	China	Shipyard/Contracted
Noble Danny Adkins (5)	Trosvik Bingo 9000-DP	2009 N	12,000	35,000	Singapore	Shipyard/Contracted
Noble Bingo 9000 Rig 4 (5)	Trosvik Bingo 9000-DP	1999	12,000	35,000	Singapore	Shipyard

Dynamically Positioned Drillships — 3
Noble Roger Eason	NAM Nedlloyd — C	2005 R	7,200	25,000	Brazil	Active
Noble Leo Segerius	Gusto Engineering Pelican Class	2002 R	5,600	20,000	Brazil	Active
Noble Muravlenko (6)	Gusto Engineering Pelican Class	1997 R	4,600	20,000	Brazil	Active

Independent Leg Cantilevered Jackups — 44
Noble Bill Jennings	MLT Class 84 — E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Eddie Paul	MLT Class 84 — E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Leonard Jones	MLT Class 53 — E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Julie Robertson (4) (7)	Baker Marine Europe Class	2001 R	390	25,000	U.K.	Active
Noble Al White (4)	CFEM T-2005C	2005 R	360	30,000	U.K.	Active
Noble Kolskaya (4) (8)	Gusto Engineering-C	1997 R	330	25,000	U.K.	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Byron Welliver (4)	CFEM T-2005C	1982	300	30,000	Denmark	Active
Noble Roy Butler (9)	F&G L-780 MOD II	1998 R	300	25,000	Nigeria	Active
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Nigeria	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	U.A.E.	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	U.A.E.	Active
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Gus Androes	Levingston 111-C	2004 R	300	30,000	U.A.E.	Active
Noble Lewis Dugger	Levingston 111-C	1997 R	300	25,000	Mexico	Active
Noble Ed Holt	Levingston 111-C	2003 R	300	25,000	India	Active
Noble Sam Noble	Levingston 111-C	1982	300	25,000	Mexico	Active
Noble Gene Rosser	Levingston 111-C	1996 R	300	20,000	Mexico	Active
Noble John Sandifer(12)	Levingston 111-C	1995 R	300	25,000	Mexico	Active
Noble Harvey Duhaney	Levingston 111-C	2001 R	300	25,000	Qatar	Active
Noble Mark Burns	Levingston 111-C	2005 R	300	25,000	Qatar	Active
Noble Cees van Diemen	MODEC 300C-38	2004 R	300	25,000	Qatar	Active
Noble David Tinsley	MODEC 300C-38	2004 R	300	25,000	Qatar	Active
Noble Gene House	MODEC 300C-38	1998 R	300	25,000	Qatar	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Roy Rhodes (10)	MLT Class 116-C	1979	300	25,000	U.A.E.	Active
Noble Charles Copeland (11)	MLT Class 82-SD-C	2001 R	280	20,000	Qatar	Active
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Nigeria	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Equitorial Guinea	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	Qatar	Active
Noble George Sauvageau (4)	NAM Nedlloyd-C	1981	250	35,000	The Netherlands	Active
Noble Ronald Hoope (4)	Marine Structure CJ-46	1982	250	25,000	U.K.	Active
Noble Lynda Bossler (4)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Piet van Ede (4)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	Qatar	Active
Noble Don Walker	Baker Marine BMC 150-SD	1992 R	150	20,000	Nigeria	Active
Dhabi II	Baker Marine BMC 150	2006 R	120	20,000	U.A.E.	Active
Noble Roger Lewis (4)	F&G JU2000-E	2007 N	400	30,000	China	Shipyard/Contracted
Noble Hans Deul (4)	F&G JU2000-E	2008 N	400	30,000	China	Shipyard/Contracted
Noble Scott Marks (4)	F&G JU2000-E	2009 N	400	30,000	China	Shipyard/Contracted

Submersibles — 3
Noble Joe Alford	Pace Marine 85G	2006 R	70	25,000	U.S. Gulf of Mexico	Active
Noble Lester Pettus	Pace Marine 85G	2007 R	70	25,000	U.S. Gulf of Mexico	Active
Noble Fri Rodli	Transworld	1998 R	70	25,000	U.S. Gulf of Mexico	Active

See footnotes on the following page.

Footnotes to Drilling Fleet Table

(1)	Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

(2)	Rigs listed as “active” were operating under contract; rigs listed as “contracted” have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade.

(3)	Water depth rating is based on installation of our proprietary aluminum alloy riser to be installed in 2007.

(4)	Harsh environment capability.

(5)	Water depth rating is subsequent to the rig’s planned upgrade. The Noble Danny Adkins and Noble Bingo 9000 Rig 4 are new baredeck hulls. We began a project to construct the Noble Danny Adkins as an ultra-deepwater semisubmersible in late 2005. Pre-construction wire and advance steel purchases have been made on the Noble Bingo 9000 Rig 4.

(6)	We operate the unit and own an 82 percent interest in the unit through a joint venture.

(7)	Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 200 feet of water in a harsh environment. We own the additional legs required to extend the drilling depth capability to 390 feet of water.

(8)	We operate the unit pursuant to a bareboat charter agreement to us. Under this agreement, we retain 30 percent of operating profits as defined in the agreement. This bareboat charter agreement expires in June 2008.

(9)	Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

(10)	Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We estimate the cost of adding the additional leg capacity at approximately $4.5 million.

(11)	Although designed for a water depth rating of 280 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the water depth capability to 280 feet of water.

(12)	Although currently designed for drilling depths of 20,000 feet, an engine upgrade scheduled for 2007 will increase drilling depth to 25,000 feet.
          The Noble Jim Thompson is subject to a first naval mortgage securing project financing of $42.7 million outstanding at December 31, 2006. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

FACILITIES
          Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment, in Zug, Switzerland; Sugar Land and Houston, Texas; New Orleans, Louisiana; Leduc, Alberta and St. John’s, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Bata, Equatorial Guinea; Mexico City and Ciudad del Carmen, Mexico; Doha, Qatar; Abu Dhabi and Dubai, U.A.E.; Beverwijk and Den Helder, The Netherlands; Macae, Brazil; Dalian, China; Jurong, Singapore; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities, in Bayou Black, Louisiana and Aberdeen, Scotland.
ITEM 3. LEGAL PROCEEDINGS.
          Information regarding legal proceedings is set forth in the first five paragraphs in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
          The following table sets forth certain information as of February 15, 2007 with respect to our executive officers:

Name	Age	Position
James C. Day	63	Chairman of the Board

Mark A. Jackson	51	Chief Executive Officer, President and Chief Operating Officer and Director

Julie J. Robertson	50	Executive Vice President and Corporate Secretary

Thomas L. Mitchell	46	Senior Vice President and Chief Financial Officer, Treasurer and Controller

Robert D. Campbell	56	Senior Vice President and General Counsel and Assistant Secretary
          James C. Day has served as Chairman of the Board of Noble since October 1992. Mr. Day will retire from Noble and its board of directors effective April 30, 2007. Mr. Day served as Chief Executive Officer from January 1984 through October 29, 2006. He served as President of Noble Drilling from January 1984 to January 1999 and from March 1, 2005 to February 10, 2006. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Executive Vice President and Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble since 1983. Mr. Day is also a director of ONEOK, Inc., a publicly traded company, and a trustee of The Samuel Roberts Noble Foundation, Inc., a not-for-profit corporation.
          Mark A. Jackson has served as Chief Executive Officer of Noble since October 30, 2006, as President of Noble since February 2006 and as Chief Operating Officer of Noble since March 2005. Mr. Jackson served as Senior Vice President of Noble from September 2000 to February 10, 2006. Mr. Jackson served as Chief Financial Officer, Treasurer and Controller of Noble from September 2000 through September 2005. In addition, Mr. Jackson served as Noble’s acting Chief Financial Officer from March through November 2006. He has been a director since July 2006. From 1999 to August 2000, Mr. Jackson served as Executive Vice President and Chief Financial Officer for Santa Fe Snyder Corporation, an oil and gas exploration and production company. From 1997 to 1999, he served as Senior Vice President and Chief Financial Officer of Snyder Oil Corporation, an oil and gas exploration and production company. Prior to 1997, Mr. Jackson served consecutively in the positions of Vice President &

Controller, Vice President — Finance and Vice President & Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, beginning in 1988.
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
          Thomas L. Mitchell was named Senior Vice President and Chief Financial Officer, Treasurer and Controller of Noble effective November 6, 2006. Prior to joining Noble, Mr. Mitchell served as Vice President and Controller of Apache Corporation, an oil and gas exploration and production company, since 1995. From 1996 to 1997, he served as Controller of Apache, and from 1989 to 1996 he served Apache consecutively in the positions of Manager, Operations Accounting; Assistant to Vice President Production; and Director Natural Gas Marketing. From 1982 to 1989, Mr. Mitchell was a manager at Arthur Andersen & Co.
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
PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                 PURCHASES OF EQUITY SECURITIES.
     Noble’s ordinary shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends declared and paid per ordinary share:

			Dividends
	High	Low	Declared and Paid
2006
Fourth quarter	$82.31	$58.51	$0.04
Third quarter	77.26	60.91	0.04
Second quarter	86.16	62.45	0.04
First quarter	84.96	69.01	0.04

2005
Fourth quarter	$75.63	$57.14	$0.04
Third quarter	72.72	59.86	0.02
Second quarter	64.60	48.81	0.02
First quarter	59.09	47.04	0.02
          The Company commenced payment of a quarterly cash dividend effective in the first quarter of 2005. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.

          On February 15, 2007, there were 134,502,163 ordinary shares of Noble outstanding held by 1,608 member accounts of record.
          The following table sets forth for the periods indicated certain information with respect to purchases by the Company of our ordinary shares:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased(1)	Paid per Share(1)(3)	Plans or Programs(2)(3)	Plans or Programs(2)
October 2006	87,033 (4)	$69.79	75,000	6,687,000
November 2006	500,000	$71.73	500,000	6,187,000
December 2006	925,000	$78.52	925,000	5,262,000

(1)	Includes ordinary shares purchased by the Company pursuant to a voluntary program (also known as an odd-lot program) through which holders who own fewer than 100 ordinary shares may sell their shares to the Company. All shares submitted for sale under this offer were purchased by the Company. Shares purchased under the odd-lot offer in October totaled 250 at an average price of $61.71 ($15,000).

(2)	All share repurchases, except those repurchased under our odd-lot program described in footnote (1) above, were made in the open market and were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization at December 31, 2006 covered an aggregate of 15,000,000 ordinary shares, of which the Company had repurchased 9,738,000 ordinary shares. On February 2, 2007, the Company announced that its board of directors had increased the Company’s total number of ordinary shares authorized for repurchase to 15,262,000, representing an increase of 10,000,000 additional ordinary shares. Our share repurchase program has no date of expiration.

(3)	Shares repurchased in October totaled 75,000 shares at an average price of $69.63 ($5.2 million).

(4)	Includes 11,783 ordinary shares at an average price of $70.81 acquired by surrender of ordinary shares to the Company by employees for withholding taxes upon the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2006, which information is derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$2,100,239	$1,382,137	$1,066,231	$987,380	$990,248
Net income	731,866	296,696	146,086	166,416	209,503
Net income per share:
Basic	5.38	2.18	1.10	1.26	1.58
Diluted	5.33	2.16	1.09	1.25	1.57

Balance Sheet Data (at end of period)
Cash and marketable securities (1)	$61,710	$166,302	$191,578	$237,843	$265,466
Property and equipment, net	3,858,393	2,999,019	2,743,620	2,625,866	2,471,043
Total assets	4,585,914	4,346,367	3,307,973	3,189,633	3,065,714
Long-term debt	684,469	1,129,325	503,288	541,907	589,562
Total debt (2)	694,098	1,138,297	511,649	589,573	670,139
Shareholders’ equity	3,228,993	2,731,734	2,384,434	2,178,425	1,989,210

Other Data
Net cash provided by operating activities	$988,715	$529,010	$332,221	$365,308	$445,364
Capital expenditures	1,122,061	545,436	333,989	344,118	521,125
Cash dividends declared per share (3)	0.16	0.10	—	—	—

(1)	Consists of Cash and Cash Equivalents and Investments in Marketable Securities as reported on our consolidated balance sheets under Current Assets.

(2)	Consists of Long-Term Debt and Current Maturities of Long-Term Debt.

(3)	In October 2004, Noble’s board of directors took action to modify our then existing dividend policy and institute a new policy in the first quarter of 2005 for the payment of a quarterly cash dividend.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion is intended to assist you in understanding our financial position at December 31, 2006 and 2005, and our results of operations for each of the three years in the period ended December 31, 2006. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.
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
          Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $65.15 per barrel during 2006, or 20 percent higher than the average Brent oil price of $54.44 per barrel during 2005, following a 42 percent increase over 2004. The average Brent oil price moderated in the fourth quarter of 2006, averaging $59.68. The continuation of favorable oil prices in 2006 supported increases in drilling activity in oil markets worldwide.
          Natural gas prices domestically averaged $8.82 per thousand cubic feet (average Henry Hub closing bidweek price) in 2005, a 20-year high. Natural gas prices have moderated during 2006, averaging $6.73 per thousand cubic feet, which is 24 percent lower than 2005. The Company does not have significant exposure to the U.S. natural gas markets since only three submersibles are currently deployed in the shallow waters of the U.S. Gulf of Mexico.
          As a result of the increase in worldwide drilling activities described above, at January 16, 2007, approximately 88 percent of our operating days were committed under contract for 2007, approximately 55 percent for 2008 and approximately 29 percent for 2009.
          We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services would have an adverse effect on our results of operations.
          Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. Since the beginning of 2001 we have added seven jackups, two deepwater semisubmersibles, and two ultra-deepwater semisubmersible baredeck hulls to our worldwide fleet through acquisitions. We continued execution of our active expansion strategy in 2006 with the signing of a long-term drilling contract for a third newbuild F&G JU-2000E enhanced premium independent leg cantilevered jackup: the Noble Scott Marks. Newbuild capital expenditures totaled $630 million in 2006 for the six rigs under construction. Additionally, the Company began preliminary steel work on the Noble Bingo 9000 Rig 4 in 2006.
RESULTS OF OPERATIONS
Hurricane Losses and Recoveries
          Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All such units had returned to work by April 2006. During the year ended December 31, 2006, we recorded $10.7 million in loss of hire insurance for two of our units that suffered downtime attributable to Hurricanes Katrina and Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Our insurance receivables at December 31, 2006 related to claims for hurricane damage were $54.2 million. It is anticipated that additional claims for physical damage as well as loss of hire on four rigs will be made for damages sustained during these hurricanes, although no assurance can be made as to the amounts ultimately collectible under our insurance policies.
          During 2005, we recorded a $20.0 million charge, net of insurance recoveries, for the non-reimbursable portion of damages sustained in the 2005 hurricanes and $49.8 million in loss of hire insurance proceeds for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. Our loss of hire coverage commenced at the respective dates of occurrence of Hurricanes Katrina and Rita, and losses covered thereunder, combined with physical damage losses, are subject to a $10.0 million deductible for each insurable event. Our loss of hire coverage continued through the respective dates the units returned on contract subject to a 360-day limit per unit. These financial impacts are presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Earnings in 2005 were also adversely impacted by $9.0 million in lost revenue during 2005 as a result of Hurricane Rita on rigs that did not carry loss of hire insurance.

2006 Compared to 2005
     General
          Net income for 2006 was $731.9 million, or $5.33 per diluted share, on operating revenues of $2.1 billion, compared to net income for 2005 of $296.7 million, or $2.16 per diluted share, on operating revenues of $1.38 billion.
          The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 16 of the accompanying consolidated financial statements):

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
2006

Operating Revenues:
Contract drilling services	$1,389,482	$535,158	$—	$1,924,640
Reimbursables	56,092	13,657	22,605	92,354
Labor contract drilling services	—	—	73,548	73,548
Engineering, consulting and other	832	554	8,311	9,697

	1,446,406	549,369	104,464	2,100,239

Operating Costs and Expenses:
Contract drilling services	583,180	142,527	—	725,707
Reimbursables	45,956	12,555	21,009	79,520
Labor contract drilling services	—	—	61,910	61,910
Engineering, consulting and other	—	—	16,779	16,779
Depreciation and amortization	199,526	50,771	3,028	253,325
Selling, general and administrative	29,279	13,148	3,845	46,272
Hurricane losses and recoveries, net	—	(10,704)	—	(10,704)

	857,941	208,297	106,571	1,172,809

Operating Income	$588,465	$341,072	$(2,107)	$927,430

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
2005

Operating Revenues:
Contract drilling services	$938,254	$271,193	$—	$1,209,447
Reimbursables	39,630	20,141	26,561	86,332
Labor contract drilling services	—	—	69,203	69,203
Engineering, consulting and other	2,410	1,554	13,191	17,155

	980,294	292,888	108,955	1,382,137

Operating Costs and Expenses:
Contract drilling services	470,770	128,437	—	599,207
Reimbursables	30,638	19,424	26,176	76,238
Labor contract drilling services	—	—	58,698	58,698
Engineering, consulting and other	955	1,342	20,381	22,678
Depreciation and amortization	190,043	48,116	3,593	241,752
Selling, general and administrative	27,728	10,256	2,294	40,278
Hurricane losses and recoveries, net	—	(29,759)	—	(29,759)

	720,134	177,816	111,142	1,009,092

Operating Income	$260,160	$115,072	$(2,187)	$373,045

     Rig Utilization, Operating Days and Average Dayrates
          The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2006 and 2005:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2006	2005	2006	2005	2006	2005
International (3):
Jackups	97%	97%	14,357	13,327	$76,864	$54,491
Semisubmersibles — >6,000’(4)	100%	100%	730	730	142,762	134,009
Semisubmersibles — <6,000’(5)	87%	96%	475	352	153,897	86,654
Drillships	100%	91%	1,095	992	99,795	84,423

Total International	97%	97%	16,657	15,401	$83,417	$60,922

Domestic (6):
Jackups	97%	100%	155	730	$101,112	$65,479
Semisubmersibles — >6,000’ (4)	100%	93%	1,460	1,354	269,196	101,650
Semisubmersibles — <6,000’ (5)	86%	95%	455	696	130,864	73,908
Submersibles	84%	81%	925	882	67,452	38,917

Total Domestic	92%	91%	2,995	3,662	$178,684	$74,056

Total Company	96%	96%	19,652	19,063	$97,936	$63,445

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit. The average dayrate for domestic semisubmersibles for 2005 was negatively impacted by the classification of loss of hire insurance coverage related to U.S. Gulf Coast hurricanes in 2005. See “Results of Operations — Hurricane Losses and Recoveries” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

     International Contract Drilling Services
          The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	2006	2005	2006	2005
	(In thousands)
Contract drilling services	$1,389,482	$938,254	$583,180	$470,770
Reimbursables (1)	56,092	39,630	45,956	30,638
Other	832	2,410	—	955
Depreciation and amortization	N/A	N/A	199,526	190,043
Selling, general and administrative	N/A	N/A	29,279	27,728

Total	$1,446,406	$980,294	$857,941	$720,134

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
          Operating Revenues. International contract drilling services revenues increased $451.2 million, or 48 percent, as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $346.5 million and the higher number of operating days increased revenues approximately $104.7 million. Average dayrates for our international fleet increased from $60,922 to $83,417, or $22,495 (37 percent), in 2006 as compared to 2005. Higher average dayrates were received across all rig categories. Operating days increased from 15,401 in 2005 to 16,657 in 2006, or 1,256 days (eight percent). The Noble Harvey Duhaney and Noble Mark Burns, which were added to the fleet in August 2005, contributed 450 additional operating days in 2006 as compared to 2005. In 2006, there were 35 fewer unpaid shipyard and regulatory inspection days than in 2005. Additionally, our strategic decision to relocate the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, contributed 767 additional operating days in 2006. Utilization of our international fleet was unchanged at 97 percent for 2006 when compared to 2005.
          Operating Costs and Expenses. International contract drilling services expenses increased $112.4 million, or 24 percent, in 2006 as compared to 2005. Approximately $44 million of this increase was the result of the higher number of operating days in 2006 as compared to 2005. The balance of the increase, $68.4 million, resulted primarily from higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $35,011 in 2006 as compared to $30,567 in 2005, or an increase of 15 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations as the cost structure varies across geographic regions. Depreciation and amortization increased to $199.5 million in 2006 as compared to $190.0 million in 2005, or five percent, primarily resulting from units added to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since 2005.

     Domestic Contract Drilling Services
          The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	2006	2005	2006	2005
		(In thousands)
Contract drilling services	$535,158	$271,193	$142,527	$128,437
Reimbursables (1)	13,657	20,141	12,555	19,424
Other	554	1,554	—	1,342
Depreciation and amortization	N/A	N/A	50,771	48,116
Selling, general and administrative	N/A	N/A	13,148	10,256
Hurricane losses and recoveries, net	—	—	(10,704)	(29,759)

Total	$549,369	$292,888	$208,297	$177,816

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
          Operating Revenues. Domestic contract drilling services revenues increased $264.0 million, or 97 percent, as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $383.2 million while a 667 day decrease in operating days reduced revenues by approximately $119.2 million. Average dayrates for our domestic fleet increased from $74,056 to $178,684, or $104,628 (141 percent), in 2006 as compared to 2005. Higher average dayrates were received across all rig categories. Operating days decreased from 3,662 in 2005 to 2,995 in 2006 or 667 days (18 percent). Lower operating days resulted primarily from the relocation of the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets during March, April and August 2006, respectively, representing an aggregate reduction of 767 days. This relocation is part of our strategy to move certain units to regions with greater geological and financial potential. Additionally, 2006 had 106 fewer unpaid shipyard and regulatory inspection days than 2005. Utilization of our domestic fleet increased to 92 percent from 91 percent in 2005.
          Operating Costs and Expenses. Domestic contract drilling services expenses increased $14.1 million or 11 percent in 2006 as compared to 2005. However, operating costs decreased by approximately $31.7 million because of fewer operating days in 2006 as compared to 2005 as described under Operating Revenues above. As adjusted for fewer operating days, operating costs and expenses increased approximately $45.8 million, primarily due to higher costs of fleet insurance, higher compensation, including retention programs designed to retain key rig and operations personnel, and higher repair and maintenance costs. Daily contract drilling services costs for our domestic fleet were $47,588 in 2006 as compared to $35,073 in 2005, or an increase of 36 percent, for the reasons described above. In addition, daily drilling costs were lower in 2005 in part because two jackups, which have lower daily operating costs as compared to semisubmersibles, operated in the U.S. Gulf of Mexico for 730 days in 2005 as compared to 155 days in 2006. Depreciation and amortization increased to $50.8 million in 2006 as compared to $48.1 million in 2005, or six percent, due to higher depreciation associated with capital expenditures since 2005, partially offset by the relocation of three rigs to international markets in March, April and August 2006, respectively.
          For a description of financial impacts included in Hurricane Losses and Recoveries, net, as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries.”

          Other
          The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	2006	2005	2006	2005
	(In thousands)
Labor contract drilling services	$73,548	$69,203	$61,910	$58,698
Engineering, consulting and other	8,311	12,632	16,779	19,559
Reimbursables (1)	22,605	26,561	21,009	26,176
Other	—	559	—	822
Depreciation and amortization	N/A	N/A	3,028	3,593
Selling, general and administrative	N/A	N/A	3,845	2,294

Total	$104,464	$108,955	$106,571	$111,142

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
          Operating Revenues. Our labor contract drilling services revenues increased $4.3 million primarily due to billings under cost escalation clauses for revenue contracts in Canada and the North Sea and currency exchange fluctuations, offset in part by fewer operating days in the North Sea.
          Operating revenues for engineering, consulting and other decreased $4.3 million primarily due to reduced project levels, and the sale of the software business of our Maurer Technology Incorporated (“Maurer”) subsidiary in June 2006.
          Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $3.2 million primarily due to higher labor costs in Canada and the North Sea and currency exchange fluctuations, reduced in part by fewer operating days in the North Sea.
          Engineering, consulting and other expenses decreased $2.8 million. The 2006 results included a pre-tax loss of $3.8 million ($0.02 per diluted share) on the sale of the Maurer software business. This loss included the write-off of goodwill totaling $4.8 million. Excluding the Maurer transaction, costs and expenses declined $6.6 million due to reduced project levels.
     Other Items
          Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $6.0 million to $46.3 million in 2006 from $40.3 million in 2005 primarily due to the adoption of SFAS No. 123R, expenses related to our employee benefit and retention plans, and the addition of personnel.
          Interest Expense. Interest expense, net of amount capitalized, decreased $3.6 million primarily due to $23.9 million of additional interest capitalization in 2006 as compared to 2005, offset by additional interest costs of $20.3 million primarily from higher levels of borrowings in 2006. Each of these factors is primarily attributable to the higher level of capital expenditures in 2006 as compared to 2005. Additionally, the interest incurred in 2006 included interest costs of approximately $8.2 million related to the debt incurred in connection with our former investment in Smedvig.
          Other, net. Other, net decreased $809,000. The 2005 results included $3.2 million of equity in earnings of a 50 percent owned joint venture that owned the Panon (renamed the Noble Harvey Duhaney). In August 2005, we acquired the remaining 50 percent equity interest in the joint venture. The 2006 results include a $3.5 million charge for the settlement and release of claims by an agent of the Company for commissions relating to certain of our Middle East division activities. The 2006 results also include income of $4.4 million from the interests in deepwater oil and gas properties received pursuant to a prior year litigation settlement. Interest income increased an aggregate of $2.5 million in 2006 as compared to 2005 primarily due to higher levels of cash, cash equivalents and short-term marketable securities in 2006 as compared to 2005, as well as higher interest rates on such cash investments in 2006.
          Income Tax Provision. The income tax provision increased $122.0 million primarily due to higher pre-tax earnings in 2006 (adding $103.1 million in higher income tax) and an increase in the effective tax rate from 18.5 percent in 2005 to 20.6 percent in 2006 (adding $18.9 million in higher income tax). The higher effective tax rate resulted primarily from higher pre-tax earnings of U.S. owned assets in 2006, which generally have a higher statutory tax rate, and additional current taxes in certain of the non-U.S. jurisdictions.
2005 Compared to 2004
     General
          Net income for 2005 was $296.7 million, or $2.16 per diluted share, on operating revenues of $1.38 billion, compared to net income of $146.1 million, or $1.09 per diluted share, on operating revenues of $1.07 billion for 2004.

          The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments (for additional information regarding our reportable segments, see Note 16 of our accompanying consolidated financial statements) for the periods indicated:

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
2005

Operating Revenues:
Contract drilling services	$938,254	$271,193	$—	$1,209,447
Reimbursables	39,630	20,141	26,561	86,332
Labor contract drilling services	—	—	69,203	69,203
Engineering, consulting and other	2,410	1,554	13,191	17,155

	$980,294	$292,888	$108,955	$1,382,137

Operating Costs and Expenses:
Contract drilling services	$470,770	$128,437	$—	$599,207
Reimbursables	30,638	19,424	26,176	76,238
Labor contract drilling services	—	—	58,698	58,698
Engineering, consulting and other	955	1,342	20,381	22,678
Depreciation and amortization	190,043	48,116	3,593	241,752
Selling, general and administrative	27,728	10,256	2,294	40,278
Hurricane losses and recoveries, net	—	(29,759)	—	(29,759)

	$720,134	$177,816	$111,142	$1,009,092

Operating Income	$260,160	$115,072	$(2,187)	$373,045

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
2004

Operating Revenues:
Contract drilling services	$697,858	$239,556	$—	$937,414
Reimbursables	19,720	13,777	16,737	50,234
Labor contract drilling services	—	—	51,327	51,327
Engineering, consulting and other	2,834	1,694	22,728	27,256

	$720,412	$255,027	$90,792	$1,066,231

Operating Costs and Expenses:
Contract drilling services	$400,031	$121,632	$—	$521,663
Reimbursables	15,184	13,100	16,326	44,610
Labor contract drilling services	—	—	42,610	42,610
Engineering, consulting and other	(2,250)	620	28,969	27,339
Depreciation and amortization	156,472	48,547	4,104	209,123
Selling, general and administrative	22,340	8,602	2,772	33,714

	$591,777	$192,501	$94,781	$879,059

Operating Income	$128,635	$62,526	$(3,989)	$187,172

     Rig Utilization, Operating Days and Average Dayrates
          The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2005 and 2004:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2005	2004	2005	2004	2005	2004
International (3):
Jackups	97%	87%	13,327	11,332	$54,491	$50,325
Semisubmersibles — >6,000’(4)	100%	72%	730	397	134,009	144,018
Semisubmersibles — <6,000’(5)	96%	100%	352	366	86,654	49,877
Drillships	91%	60%	992	659	84,423	79,134

Total International	97%	85%	15,401	12,754	$60,922	$54,717

Domestic (6):
Jackups	100%	97%	730	713	$65,479	$45,785
Semisubmersibles — >6,000’(4)	93%	97%	1,354	1,612	101,650	103,210
Semisubmersibles — <6,000’(5)	95%	43%	696	313	73,908	44,144
Submersibles	81%	94%	882	1,034	38,917	25,840

Total Domestic	91%	87%	3,662	3,672	$74,056	$65,239

Total Company	96%	85%	19,063	16,426	$63,448	$57,069

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, India, Mexico, the North Sea, Brazil, West Africa and the Mediterranean Sea.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit. The average dayrate for domestic semisubmersibles for 2005 was negatively impacted by the classification of loss of hire insurance coverage related to U.S. Gulf Coast hurricanes in 2005. See “Results of Operations — Hurricane Losses and Recoveries” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	These units have water depth ratings less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

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
          Operating Revenues. International contract drilling services revenues increased $240.4 million primarily due to additional operating days in West Africa, Middle East, Brazil and the North Sea and higher average dayrates in the North Sea and West Africa. These factors were partially offset by fewer operating days in our Mexico division as the Noble Lewis Dugger underwent planned upgrades and refurbishments before commencing a new two-year contract with Petróleos Mexicanos (“Pemex”) in May 2005.
          Our Middle East division, which includes India and the Mediterranean Sea in addition to the Persian Gulf, continues to be our largest international offshore drilling division with 17 jackups deployed at year end 2005, five of which (the Noble Cees van Diemen, Noble David Tinsley, Noble Mark Burns, Noble Harvey Duhaney and Noble Dick Favor) were acquired or returned to work in the division following major refurbishment projects since the second half of 2004. These rig activations and increased demand for our rigs resulted in an increase of 1,117 operating days in the division. This increased activity level, coupled with an average dayrate increase of $2,145, resulted in additional revenues of $66.2 million.
          Nigeria traditionally has had the largest concentration of drilling rigs in West Africa. Favorable geology for offshore exploration and production, combined with strong world crude oil prices and the expectation that these strong prices will continue, have led to a significant increase in drilling activity in West Africa. We had 100 percent utilization on our six jackups in our West Africa division in 2005 as compared to 61 percent in 2004 due to increased demand and improved political conditions, while our average dayrate increased $10,402 (or 20 percent) as we renewed contracts under favorable market conditions. Revenues increased approximately $38.7 million due to higher utilization and dayrates. The Noble Homer Ferrington also moved to this region from the U.S. Gulf of Mexico for a long-term contract that commenced in November 2004, increasing revenues by approximately $45.6 million.
          The North Sea drilling rig market continued to strengthen in 2005 with increased activity in the region by independent operators in response to higher oil and gas prices worldwide. Our fleet of nine drilling rigs in the North Sea operated for 223 more days in 2005 than 2004 at an average dayrate of $13,143 (or 25 percent) higher than the previous year, generating contract drilling revenue growth of $53.8 million.
          We expanded the scale of our operations in Brazil in 2005 in response to strong market conditions. The Noble Roger Eason returned to work in April 2005 after completing planned maintenance and upgrades. During 2005, we executed a contract with Petrobras for the Noble Dave Beard semisubmersible. Following its construction project, the unit will be capable of drilling in water depths of 10,000 feet. We also received a commitment for a four-year contract with Petrobras for the Noble Therald Martin semisubmersible. The rig was mobilized to Brazil in 2006 following completion of its existing contract in the U.S. Gulf of Mexico. During 2005, we negotiated contract extensions for our three drillships and the Noble Paul Wolff semisubmersible located in Brazil.

          During 2005, we operated a total of eight jackups in Mexico under long-term contracts with Pemex. Although operating days in Mexico decreased by 134 days, as the Noble Lewis Dugger underwent shipyard upgrade and maintenance for three months in 2005, revenues increased by $9.5 million as our average dayrate increased by $5,755 (or 11 percent) over 2004.
          Operating Costs and Expenses. International contract drilling services expenses increased $70.7 million mainly due to additional operating days in our Middle East and West Africa divisions and additional costs related to the shipyard project on the Noble Roger Eason in Brazil. The increase in operating days in the Middle East was primarily due to the acquisitions of the Noble Cees van Diemen and Noble David Tinsley during 2004 and the acquisition and major upgrade of the Noble Mark Burns which was completed in 2005. The increase in contract drilling services expenses in West Africa was mainly attributable to the higher utilization in this region and the mobilization of the Noble Homer Ferrington semisubmersible from the U.S. Gulf of Mexico.
          Depreciation and amortization expense increased $33.6 million primarily due to the acquisitions of the Noble Mark Burns, Noble Cees van Diemen and Noble David Tinsley and the upgrades on the Noble Roger Eason and Noble Homer Ferrington.
          See the discussion below under “Other Items” regarding selling, general and administrative expenses.
     Domestic Contract Drilling Services
          The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services segment for 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	2005	2004	2005	2004
	(In thousands)
Contract drilling services (1)	$271,193	$239,556	$128,437	$121,632
Reimbursables (2)	20,141	13,777	19,424	13,100
Other	1,554	1,694	1,342	620
Depreciation and amortization	N/A	N/A	48,116	48,547
Selling, general and administrative	N/A	N/A	10,256	8,602
Hurricane losses and recoveries, net	—	—	(29,759)	—

Total	$292,888	$255,027	$177,816	$192,501

(1)	Operating revenues for 2005 were negatively impacted by the classification of loss of hire insurance coverage related to the U.S. Gulf Coast hurricanes in 2005. See “Results of Operations — Hurricane Losses and Recoveries” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
          Operating Revenues. Domestic contract drilling services revenues increased $31.6 million in 2005 as improved market conditions drove higher average dayrates and utilization. Excluding the Noble Homer Ferrington, which was transferred to West Africa in July 2004, operating days from our domestic semisubmersibles increased 306 days as the Noble Lorris Bouzigard and Noble Therald Martin operated for 696 days in 2005 as compared to 313 days in 2004. This was partially offset by the Noble Paul Romano being in the shipyard for planned maintenance work which was completed in April 2005. Utilization and average dayrates on our jackups increased to 100 percent and $65,479, respectively, from 97 percent and $45,785 in 2004. Our submersible units also experienced an increase in average dayrate to $38,917 in 2005 from $25,840 in 2004. Utilization on our submersible fleet fell from 94 percent to 81 percent, as the Noble Lester Pettus and Noble Joe Alford were stacked for 213 days in 2005 for inspection and refurbishment.

          Operating Costs and Expenses. Domestic contract drilling services expenses increased $6.8 million mainly due to higher utilization on the Noble Lorris Bouzigard and Noble Therald Martin, partially offset by our transfer in July 2004 of the Noble Homer Ferrington from the U.S. Gulf of Mexico to the West Africa division.
          Depreciation and amortization expense decreased $431,000 primarily as a result of the transfer of the Noble Homer Ferrington to West Africa.
     Other
          The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2005 and 2004:

			Operating Costs
	Operating Revenues		and Expenses
	2005	2004	2005	2004
	(In thousands)
Labor contract drilling services	$69,203	$51,327	$58,698	$42,610
Engineering, consulting and other	12,632	13,935	19,559	20,034
Reimbursables (1)	26,561	16,737	26,176	16,326
Other	559	8,793	822	8,935
Depreciation and amortization	N/A	N/A	3,593	4,104
Selling, general and administrative	N/A	N/A	2,294	2,772

Total	$108,955	$90,792	$111,142	$94,781

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
          Operating Revenues. Revenues from labor contract drilling services increased $17.9 million as a result of an additional 1,000 operating days from our North Sea platform operations. This was primarily due to increased activity levels under our labor contracts with Apache Corporation, Chevron Corporation and BP PLC.
          Operating revenues for engineering, consulting and other decreased $1.3 million primarily due to a license sale of our OptiDrill™ drilling efficiency technology in 2004, partially offset by additional project management work by our Triton subsidiary during 2005.
          Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $16.1 million primarily due to the additional operating days from our North Sea platform operations, as discussed above.
          Engineering, consulting and other expenses decreased $475,000 primarily due to lower research and development costs in 2005 for our technology services division.
     Other Items
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.6 million primarily due to additional expenses related to employee benefit plans.
          Interest Expense. Interest expense decreased $14.6 million mainly due to capitalized interest of $14.0 million related to the Noble Clyde Boudreaux upgrade project and lower average borrowings.
          Other, net. Other, net increased $1.8 million primarily due to additional interest income attributable to higher yields in 2005 on our cash and cash equivalents and investments in marketable securities. Equity in earnings of joint venture were lower as we acquired the remaining 50 percent equity interest we did not own in a joint venture, Noble Crosco Drilling Ltd., which formerly owned and operated the Panon jackup. Since the August 2005 acquisition, the operating results of the Panon, which has been renamed the Noble Harvey Duhaney, have been fully consolidated.

          Income Tax Provision. The income tax provision increased $51.7 million primarily due to higher pre-tax earnings and a higher overall effective tax rate. Our effective tax rate increased from 9.7 percent to 18.5 percent, resulting in higher income tax expense of $32.0 million primarily due to increased earnings in our U.S. subsidiaries. The U.S. tax rate is generally higher than the effective tax rate on earnings derived from our international operations.
LIQUIDITY AND CAPITAL RESOURCES
     Overview
          Our principal capital resource in 2006 was net cash provided by operating activities of $988.7 million, which compared to $529.0 million and $332.2 million in 2005 and 2004, respectively. The increase in net cash provided by operating activities in 2006 was primarily attributable to higher net income. At December 31, 2006, we had cash and cash equivalents of $61.7 million, insurance receivables of $54.2 million and approximately $293.2 million of funds available under our bank credit facility. We had working capital of $143.7 million and $263.1 million at December 31, 2006 and 2005, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 18 percent at December 31, 2006 and 29 percent at December 31, 2005.
          Our board of directors authorized and adopted a share repurchase program in 2002. During 2006, we repurchased 3.8 million of our ordinary shares at an average price of $70.27 per share for a total cost of $267.4 million. Additionally, during 2006, we completed an odd-lot offer to purchase ordinary shares by purchasing 6,030 shares tendered during the offer for approximately $407,000. During 2005, we repurchased 100,000 of our ordinary shares at an average price of $74.09 per ordinary share for a total cost of $7.4 million. During 2004, we repurchased 1.1 million of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39.7 million. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The program authorization covered an aggregate of 15.0 million ordinary shares and at December 31, 2006, 5.3 million shares remained available under such authorization. On February 2, 2007, our board of directors increased such share repurchase authorization by 10 million shares, resulting in 15.3 million shares authorized for repurchase.
          During 2006, 2005 and 2004 we made contributions to our international and domestic pension plans totaling $19.9 million, $18.9 million and $1.4 million, respectively. We expect to contribute, subject to applicable law, an aggregate of $14 million to our international and domestic pension plans in 2007.
          The Company’s most recent quarterly dividend declaration, to be paid on March 1, 2007, was $0.04 per ordinary share, or approximately $22 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
          As described in this Annual Report on Form 10-K (see “Item 1A. Risk Factors. — Risk Factors - We are subject to changes in tax laws”), anti-corporate inversion legislation has recently been passed in the U.S. Congress and is pending further legislative activity to reconcile differences in the bills of the U.S. House of Representatives and the U.S. Senate, respectively. Provisions contained in the U.S. Senate bill would, if enacted, subject Noble to U.S. federal income tax, in effect, by taxing distributions ultimately to Noble of earnings from assets owned by our non-U.S. subsidiaries, thereby impacting financial flexibility to repatriate funds from our international operations.
     Capital Expenditures
          Capital expenditures totaled $1.12 billion, $545.4 million and $334.0 million for 2006, 2005 and 2004, respectively.
          Capital expenditures for new construction in 2006 totaled $671.0 million and included $187.3 million for the Noble Clyde Boudreaux and $151.1 million for the Noble Dave Beard. Additionally, 2006 included $180.4 million toward the construction of the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks, three F&G JU-2000E enhanced premium newbuild jackups under construction, and $73.2 million towards the Noble Danny Adkins. In 2006, we began certain preliminary steel work on our Noble Bingo 9000 Rig 4. Other capital expenditures totaled $382.1 million in 2006 and included approximately $243 million for major upgrade projects. Major maintenance expenditures totaled $69.0 million in 2006.

          Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments of approximately $987.6 million outstanding at December 31, 2006.
          Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2007 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.
          We believe that our cash and cash equivalents, net cash provided by operating activities, available capacity under the bank credit facility, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.
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
          Noble Drilling has in place an unsecured revolving bank credit facility totaling $300.0 million, including a letter of credit facility totaling $50.0 million, which extends through November 30, 2009 (the “Bank Credit Agreement”). Noble and NHC have unconditionally guaranteed the performance of Noble Drilling under the Bank Credit Agreement. At December 31, 2006, we had no borrowings outstanding under this facility and letters of credit under the facility totaled $6.8 million leaving $293.2 million remaining available thereunder. At December 31, 2006, we had letters of credit and third-party guarantees of $73.8 million and performance and customs bonds totaling $139.5 million supported by surety bonds outstanding in addition to amounts outstanding under the Bank Credit Agreement. Noble’s board of directors recently authorized a new revolving bank credit facility with increased capacity and extended maturity as compared to the Bank Credit Agreement, and management of the Company has begun the process to place such new credit facility.
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
          Our debt decreased from $1.14 billion (including current maturities of $9.0 million) at December 31, 2005 to $694.1 million (including current maturities of $9.6 million) at December 31, 2006, primarily due to debt repayments of $744.0 million offset by the May 2006 issuance of $300 million principal amount of Senior Notes described above. At December 31, 2006 and 2005, we had no off-balance sheet debt or other off-balance sheet arrangements. At December 31, 2006, we were in compliance with all our debt covenants.
     Summary of Contractual Cash Obligations and Commitments
          The following table summarizes our contractual cash obligations and commitments at December 31, 2006 (in thousands):

		Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Cash Obligations
Total debt (including current maturities)	$694,098	$9,629	$10,335	$172,675	$—	$—	$501,459
Interest payments	326,358	45,987	45,283	36,203	32,752	32,752	133,381
Operating leases	26,542	7,047	5,761	4,453	3,708	1,840	3,733
Pension plan fundings (1)	28,300	14,000	8,700	200	300	700	4,400
Purchase commitments	987,624	751,501	167,759	68,364	—	—	—

Total contractual cash obligations	$2,062,922	$828,164	$237,838	$281,895	$36,760	$35,292	$642,973

(1)	Pension plan fundings are amounts estimated by third-party actuaries for defined benefit plan funding in 2007 and estimated future benefit payments from 2008 to 2016 for the unfunded nonqualified excess benefit plan. Estimates for qualified benefit plan funding beyond 2007 are not available.

          At December 31, 2006, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The following table summarizes our other commercial commitments at December 31, 2006 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2007	2008	2009	2010	2011	Thereafter
Other Commercial Commitments
Letters of credit	$80,585	$57,187	$20,862	$2,500	$—	$36	$—
Surety bonds	139,463	35,399	54,335	16,429	16,040	17,260	—

Total commercial commitments	$220,048	$92,586	$75,197	$18,929	$16,040	$17,296	$—

CRITICAL ACCOUNTING POLICIES
          Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.
     Property and Equipment
          Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over the estimated useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.
          Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction.
          Overhauls and scheduled maintenance of equipment are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in Other Assets in the Consolidated Balance Sheets.
     Impairment of Assets
          We evaluate the realization of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate goodwill on at least an annual basis. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. No impairment losses were recorded on our property and equipment or goodwill balances during the years ended December 31, 2006, 2005 and 2004. There were no other impairment losses during the years ended December 31, 2006, 2005 and 2004.
     Insurance Reserves
          We are self-insured for certain losses including property damage, loss of revenue, employers’ liability, and general liability, among others. We accrue for our marine package insurance deductibles on a per event basis.

          Employers’ liability claims are accrued based on actual claims during the year, including an estimate of claims incurred but not reported. Personal injury and protection claims subject to U.S. jurisdiction (Jones Act liabilities) are generally estimated using actuarial determinations. All other personal injury and protection claims (primarily non-U.S.) are generally estimated by the Company’s internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims.
     Revenue Recognition
          Revenues generated from our dayrate-basis drilling contracts, labor contracts, engineering services and project management engagements are recognized as services are performed. We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in Hurricane Losses and Recoveries, net.
     Income Taxes
          The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and foreign income and withholding taxes have not been provided on undistributed earnings of Noble’s subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability or asset has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax asset or liability in these circumstances would not have had a material effect on our financial position or results of operations.
     Share-Based Compensation
          The Company accounts for share-based compensation, effective January 1, 2006, pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). Accordingly, the Company records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities. Prior to January 1, 2006, the Company used the intrinsic value method of accounting for share-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense for employee stock options with an exercise price greater than or equal to fair value on the date of grant.
          Inherent in expensing stock options and other share-based compensation under SFAS No. 123R are several judgments and estimates that must be made. These include determining the underlying valuation methodology for share compensation awards and the related inputs utilized in each valuation, such as the Company’s expected stock price volatility, expected term of the employee option, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards. For option valuations, the Company utilizes the Black-Scholes option pricing model, however, the Company also uses lattice models to verify that the assumptions used are reasonable. The Company utilizes the Monte Carlo Simulation Model for valuing the performance-vested restricted stock awards. Additionally, for such awards, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

          For additional information on our accounting policies, see Note 1 to our accompanying consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
     Interest Rate Risk
          We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at an agreed upon percentage point spread from LIBOR. At December 31, 2006, there were no outstanding borrowings under the Bank Credit Agreement.
     Foreign Currency Risk
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
          Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound and the Company maintains forward currency contracts settling monthly in Euro and British Pounds. The forward contracts that settled in 2005 and 2006 represented more than 60 percent of our forecasted Euro and British Pound requirements. The Euro-denominated forward contracts settling in 2007 and 2008 represent approximately 65 percent and nine percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in 2007 represent approximately 29 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at December 31, 2006 were approximately 45.2 million Euros and 12.6 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $81.3 million at December 31, 2006. The fair market value of outstanding forward contracts was $3.2 million at December 31, 2006. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $845,000.
     Market Risk
          We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in the plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At December 31, 2006, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $20.9 million. At December 31, 2006, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $209,000 and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $209,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following financial statements are filed in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Noble Corporation:
We have completed integrated audits of Noble Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the method by which it accounts for share-based compensation effective January 1, 2006. As discussed in Note 11 to the consolidated financial statements, the Company changed the method by which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2007

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,710	$121,845
Investments in marketable securities	—	44,457
Accounts receivable	408,241	276,688
Insurance receivables	54,191	51,565
Inventories	4,461	3,940
Prepaid expenses	20,491	10,064
Other current assets	20,886	13,896

Total current assets	569,980	522,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	5,215,477	4,178,097
Other	71,870	66,698

	5,287,347	4,244,795
Accumulated depreciation	(1,428,954)	(1,245,776)

	3,858,393	2,999,019

INVESTMENTS IN MARKETABLE SECURITIES	—	673,639
OTHER ASSETS	157,541	151,254

	$4,585,914	$4,346,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$9,629	$8,972
Accounts payable	196,111	93,914
Accrued payroll and related costs	93,251	78,558
Taxes payable	52,793	45,245
Interest payable	9,683	9,640
Other current liabilities	64,793	23,006

Total current liabilities	426,260	259,335

LONG-TERM DEBT	684,469	1,129,325
DEFERRED INCOME TAXES	219,521	227,589
OTHER LIABILITIES	34,019	6,290

	1,364,269	1,622,539

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(7,348)	(7,906)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 134,592 shares issued and outstanding in 2006; 137,009 shares issued and outstanding in 2005	13,459	13,701
Capital in excess of par value	789,354	1,024,470
Retained earnings	2,446,056	1,736,015
Restricted stock (unearned compensation)	—	(17,099)
Accumulated other comprehensive income (loss)	(19,876)	(25,353)

	3,228,993	2,731,734

	$4,585,914	$4,346,367

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUES
Contract drilling services	$1,924,640	$1,209,447	$937,414
Reimbursables	92,354	86,332	50,234
Labor contract drilling services	73,548	69,203	51,327
Engineering, consulting and other	9,697	17,155	27,256

	2,100,239	1,382,137	1,066,231

OPERATING COSTS AND EXPENSES
Contract drilling services	725,707	599,207	521,663
Reimbursables	79,520	76,238	44,610
Labor contract drilling services	61,910	58,698	42,610
Engineering, consulting and other	16,779	22,678	27,339
Depreciation and amortization	253,325	241,752	209,123
Selling, general and administrative	46,272	40,278	33,714
Hurricane losses and recoveries, net	(10,704)	(29,759)	—

	1,172,809	1,009,092	879,059

OPERATING INCOME	927,430	373,045	187,172

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(16,167)	(19,786)	(34,389)
Other, net	10,024	10,833	9,034

INCOME BEFORE INCOME TAXES	921,287	364,092	161,817
INCOME TAX PROVISION	(189,421)	(67,396)	(15,731)

NET INCOME	$731,866	$296,696	$146,086

NET INCOME PER SHARE:
Basic	$5.38	$2.18	$1.10
Diluted	$5.33	$2.16	$1.09
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$731,866	$296,696	$146,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,325	241,752	209,123
Deferred income tax provision	4,137	36,207	5,022
Equity in income of joint venture	—	(3,194)	(3,931)
Distributions received from joint venture	—	2,194	2,700
Share-based compensation expense	21,560	7,377	5,753
Hurricane losses and recoveries, net	(6,300)	(29,759)	—
Dissolution of rabbi trust	—	—	11,945
Other	4,923	3,282	(3,899)
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	(131,014)	(68,094)	(55,788)
Other current assets	(13,688)	18,968	1,187
Accounts payable	53,746	(2,395)	(4,164)
Other current liabilities	70,160	25,976	18,187

Net cash provided by operating activities	988,715	529,010	332,221

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(670,951)	(212,050)	(110,548)
Other capital expenditures	(382,093)	(221,806)	(150,493)
Major maintenance expenditures	(69,017)	(79,663)	(72,948)
Accrued capital expenditures	31,100	—	—
Proceeds from sales of property and equipment	3,788	1,129	2,135
Purchase of the remaining 50 percent equity interest in the Panon, net of cash acquired	—	(31,576)	—
Repayments from joint venture	—	—	2,295
Proceeds from Smedvig disposition	691,261	—	—
Investment in Smedvig	—	(691,100)	—
Investments in marketable securities	—	(24,973)	(233,216)
Proceeds from sales and maturities of marketable securities	46,002	112,628	265,352

Net cash used for investing activities	(349,910)	(1,147,411)	(297,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facilities	—	700,000	—
Payments on bank credit facilities	(135,000)	(65,000)	(25,000)
Payments of other long-term debt	(608,970)	(8,517)	(52,933)
Net proceeds from employee stock transactions	21,186	76,037	79,072
Proceeds from issuance of senior notes, net of debt issuance costs	295,801	—	—
Dividends paid	(21,825)	(13,655)	—
Repurchases of ordinary shares	(250,132)	(7,409)	(39,714)

Net cash provided by (used for) financing activities	(698,940)	681,456	(38,575)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,135)	63,055	(3,777)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,845	58,790	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,710	$121,845	$58,790

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

							Restricted	Accumulated
			Capital in				Stock	Other	Total
	Ordinary		Excess of	Retained	Treasury Shares		(Unearned	Compensation	Shareholders’
	Shares	Par Value	Par Value	Earnings	Shares	Amount	Compensation)	Income (Loss)	Equity
Balance at January 1, 2004	133,894	$13,389	$915,240	$1,306,888	(1,700)	$(49,121)	(7,981)	10	$2,178,425

Share-based compensation
Issuance of restricted shares	238	24	8,919	—	—	—	(8,943)	—	—
Compensation expense recognized	—	—	—	—	—	—	5,753	—	5,753
Contribution to employee benefit plans	—	—	—	—	72	2,037	—	—	2,037
Exercise of stock options	3,048	305	78,767	—	—	—	—	—	79,072
Tax benefit of stock options exercised	—	—	11,840	—	—	—	—	—	11,840
Restricted shares surrendered for withholding taxes or forfeited	(61)	(6)	(1,677)	—	3	90	—	—	(1,593)

Repurchases of ordinary shares	(1,087)	(109)	(39,605)	—	—	—	—	—	(39,714)
Treasury shares cancelled upon restructuring	(1,625)	(162)	(46,832)	—	1,625	46,994	—	—	—
Net income	—	—	—	146,086	—	—	—	—	146,086
Other comprehensive income	—	—	—	—	—	—	—	2,528	2,528

Balance at December 31, 2004	134,407	$13,441	$926,652	$1,452,974	—	$—	(11,171)	2,538	$2,384,434

Share-based compensation
Issuance of restricted shares	285	29	13,380	—	—	—	(13,409)	—	—
Compensation expense recognized	—	—	—	—	—	—	7,481	—	7,481
Contribution to employee benefit plans	62	6	3,611	—	—	—	—	—	3,617
Exercise of stock options	2,412	241	76,342	—	—	—	—	—	76,583
Tax benefit of stock options exercised	—	—	14,432	—	—	—	—	—	14,432
Restricted shares surrendered for withholding taxes or forfeited	(57)	(6)	(2,548)	—	—	—	—	—	(2,554)

Repurchases of ordinary shares	(100)	(10)	(7,399)	—	—	—	—	—	(7,409)
Net income	—	—	—	296,696	—	—	—	—	296,696
Dividends paid ($0.10 per share)	—	—	—	(13,655)	—	—	—	—	(13,655)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(27,891)	(27,891)

Balance at December 31, 2005	137,009	$13,701	$1,024,470	$1,736,015	—	$—	(17,099)	(25,353)	$2,731,734

Share-based compensation
Adoption of SFAS No. 123R	—	—	(17,099)	—	—	—	17,099	—	—
Share-based compensation	661	66	22,235	—	—	—	—	—	22,301
Contribution to employee benefit plans	76	8	5,684	—	—	—	—	—	5,692
Exercise of stock options	753	75	23,398	—	—	—	—	—	23,473
Restricted shares surrendered for withholding taxes or forfeited	(101)	(10)	(2,277)	—	—	—	—	—	(2,287)

Repurchases of ordinary shares	(3,806)	(381)	(267,057)	—	—	—	—	—	(267,438)
Net income	—	—	—	731,866	—	—	—	—	731,866
Dividends Paid ($0.16 per share)	—	—	—	(21,825)	—	—	—	—	(21,825)
Other comprehensive income	—	—	—	—	—	—	—	29,717	29,717
Adoption of SFAS No. 158	—	—	—	—	—	—	—	(24,240)	(24,240)

Balance at December 31, 2006	134,592	$13,459	$789,354	$2,446,056	—	$—	—	(19,876)	$3,228,993

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2006	2005	2004
NET INCOME	$731,866	$296,696	$146,086

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	2,591	(4,148)	3,079
Unrealized holding gain (loss) on securities	20,003	(18,491)	(490)
Unrealized gain (loss) on foreign currency forward contracts	4,614	(1,397)	—
Unrealized gain (loss) on interest rate swaps	2,509	(2,509)	—
Minimum pension liability adjustment (net of tax provision of $725 and $33, in 2005 and 2004, respectively)	—	(1,346)	(61)

Other comprehensive income (loss)	29,717	(27,891)	2,528

COMPREHENSIVE INCOME	$761,583	$268,805	$148,614

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
          Noble Corporation, a Cayman Islands exempted company limited by shares, (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) is primarily engaged in contract drilling services in key markets worldwide. We perform contract drilling services with our fleet of 63 offshore drilling units located in key markets worldwide. This fleet consists of 13 semisubmersibles, three dynamically positioned drillships, 44 jackups and three submersibles. The fleet count includes three new F&G JU-2000E enhanced premium jackups and the three semisubmersibles under construction and the Noble Bingo 9000 Rig 4. Approximately 86 percent of the fleet is currently deployed in international markets. In addition, we provide technologically advanced drilling-related services designed to create value for our customers. Our other services include labor contract drilling services, well site and project management services, and engineering services. Our operations are conducted principally in the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa, and Canada.
Corporation Restructuring
          On April 30, 2002, Noble became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as “Noble Drilling”), as part of the internal corporate restructuring of Noble Drilling and its subsidiaries approved by stockholders of Noble Drilling. The restructuring was accomplished through the merger of an indirect, wholly-owned subsidiary of Noble Drilling into Noble Drilling. Noble Drilling was the surviving entity in the merger and is now an indirect, wholly-owned subsidiary of Noble. In addition, as a result of the merger, all of the outstanding shares of common stock of Noble Drilling were exchanged for ordinary shares of Noble. We accounted for the restructuring as a reorganization of entities under common control. Consequently, the consolidated amounts of assets, liabilities and shareholders’ equity did not change as a result of the restructuring.
Principles of Consolidation
          The consolidated financial statements include the accounts of Noble and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in corporate affiliates where we have a significant influence but not a controlling interest.
Foreign Currency Translation
          We follow a translation policy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2006, 2005 and 2004. We use the Canadian Dollar and British Pound, respectively, as the functional currency for our labor contract drilling services in Canada and the North Sea.
Cash and Cash Equivalents
          Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk. Cash and cash equivalents are held by major banks or investment firms. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our labor contract drilling services in Canada and the United Kingdom are calculated based on their respective local functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2006, 2005 or 2004.
Investments in Marketable Securities
          The Company accounts for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2005, investments in marketable securities were classified as available-for-sale and were carried at fair value with the unrealized holding gain or loss, net of deferred taxes, included in Comprehensive Income.
Inventories
          Inventories consist of spare parts, material and supplies held for consumption and are stated principally at the lower of average cost or fair value.
Property and Equipment
          Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2006 and 2005, there was $1.4 billion and $612 million, respectively, of construction in progress. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over the estimated useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.
          Interest is capitalized on construction in progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2006, 2005 and 2004 was $37.9 million, $14.0 million and $0, respectively.
          Overhauls and scheduled maintenance of equipment are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in Other Assets in the Consolidated Balance Sheets. Such amounts totaled $126.7 million and $118.7 million at December 31, 2006 and 2005, respectively.
          Amortization of deferred costs for major maintenance projects is reflected in Depreciation and Amortization in the accompanying Consolidated Statements of Income. The amount of such amortization was $63.8 million, $50.0 million and $40.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total repair and maintenance expense for the years ended December 31, 2006, 2005 and 2004, exclusive of amortization of deferred costs for major maintenance projects, was $111.4 million, $133.4 million and $113.4 million, respectively.
          We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          No material impairment losses were recorded on our property and equipment balances during the years ended December 31, 2006, 2005 and 2004.
Goodwill and Other Assets
          We evaluate the realization of goodwill on at least an annual basis, and on long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss on goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Our goodwill balance was $9.8 million and $14.6 million at December 31, 2006 and 2005, respectively and is included in Other Assets on the accompanying Consolidated Balance Sheets. All of our goodwill is attributable to engineering and consulting services. No impairment losses were recorded on goodwill balances during the years ended December 31, 2006, 2005 and 2004. In 2006 a pre-tax loss of $3.8 million ($0.02 per diluted share) was recorded on the sale of the software business of our Maurer Technology Incorporated (“Maurer”) subsidiary. The loss on sale included the write-off of goodwill totaling $4.8 million. The loss on the sale of the Maurer software business is included in Engineering, Consulting and Other operating costs and expenses in the accompanying Consolidated Statements of Income.
Deferred Costs
          Deferred debt issuance costs are being amortized using the straight-line method, which approximates the interest method, over the life of the debt securities. The amortization of debt issuance costs is included in interest expense.
          The Company defers the costs of scheduled drydocking and periodic regulatory inspection, charging such costs to expense over the period to the next scheduled drydocking and periodic regulatory inspection (normally 30 to 60 months).
Insurance Reserves
          We are self-insured for certain losses including property damage, loss of revenue, employers’ liability, and general liability, among others. We accrue for the marine package deductibles on a per event basis.
          Employers’ liability claims are accrued based on actual claims during the year, including an estimate of claims incurred but not reported. Personal injury and protection claims subject to U.S. jurisdiction (Jones Act liabilities) are generally estimated using actuarial determinations. All other personal injury and protection claims (primarily non-U.S.) are generally estimated by the Company’s internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2006 and 2005, loss reserves for personal injury and protection claims totaled $18.6 million and $12.1 million, respectively, and such amounts are included in Other Current Liabilities in the accompanying Consolidated Balance Sheets.
Revenue Recognition
          Revenues generated from our dayrate-basis drilling contracts, labor contracts, engineering services and project management engagements are recognized as services are performed.
          We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $21.3 million and $6.4 million at December 31, 2006 and 2005, respectively, and such amounts are included in Other Current Liabilities or Other Liabilities in the accompanying Consolidated Balance Sheets.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in Hurricane Recoveries and Losses, net.
Income Taxes
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
          Noble operates through various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., the Cayman Islands or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.
Net Income per Share
          The Company’s basic earnings per share (“EPS”) amounts have been computed based on the average number of ordinary shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if options were exercised and if restricted stock were fully vested.
Share-Based Compensation Plans
          The Company accounts for share-based compensation, effective January 1, 2006, pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). Accordingly, the Company records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities. Prior to January 1, 2006, the Company used the intrinsic value method of accounting for share-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense for employee stock options with an exercise price greater than or equal to fair value on the date of grant.
Certain Significant Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of its financial statements.
Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, assuming the tax authority has full knowledge of the position and all relevant facts. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized benefits. The Company will apply the provisions of FIN 48 to all tax positions upon initial adoption in the first quarter of 2007, with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Management does not believe the adoption of FIN 48 will have a material impact on our financial position or results of operations.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.
NOTE 2 – NET INCOME PER SHARE
          The basic and diluted EPS computations for the years ended December 31, 2006, 2005 and 2004 are as follows (shares in thousands):

	Year Ended December 31,
	2006	2005	2004
Weighted-average shares — basic	135,917	136,253	132,897
Effect of potentially dilutive shares:
Stock options	1,333	1,308	1,218
Non-vested time-vested restricted stock	64	—	—
Non-vested performance-vested restricted stock	64	—	—

Weighted-average shares — diluted	137,378	137,561	134,115

Net income — basic and diluted	$731,866	$296,696	$146,086

Net income per share:
Basic	$5.38	$2.18	$1.10
Diluted	$5.33	$2.16	$1.09
          The computation of diluted earnings per share for 2006, 2005 and 2004 excludes options to purchase 205,602, 10,000 and 100,000 ordinary shares, respectively, because the options’ exercise prices were greater than the average market price of the ordinary shares. Excluded from the basic and diluted share amounts above for 2004 are ordinary shares held in a Rabbi Trust, which was liquidated and terminated in December 2004. Ordinary shares held by the trust, which were to have been used for future funding of the Company’s share-based compensation plans, were cancelled and retired upon the dissolution of the trust.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 3 – ACQUISITIONS
          In August 2005, in accordance with the provisions of our joint venture agreement, we acquired the remaining 50 percent equity interest in our Noble Crosco Drilling Ltd. joint venture, which owned the Panon, for an exercise price of $31.9 million. Operating results from the Panon, renamed the Noble Harvey Duhaney, have been fully consolidated since the date of acquisition.
          In October 2004, we exercised our option to purchase the Noble David Tinsley (formerly Maersk Valiant) jackup for an exercise price of $28.4 million. In June 2003, we paid an option fee of $13.2 million for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $41.6 million.
          In July 2004, we exercised our option to purchase the Noble Cees van Diemen (formerly Maersk Viking) jackup for an exercise price of $32.9 million. In June 2003, we paid an option fee of $15.0 million for the right to acquire the unit. Our aggregate purchase price for the rig was therefore $47.9 million.
          In June 2004, we purchased the Noble Mark Burns (formerly Okhi) jackup for $29.5 million in cash.
NOTE 4 – MARKETABLE SECURITIES
Current Marketable Securities
          At December 31, 2005, we owned marketable debt securities with a fair value of $44.5 million. These investments were classified as available for sale and are included in Investments in Marketable Securities in the Consolidated Balance Sheet at December 31, 2005 at their fair value. We recognized a net realized loss of $342,000 related to the sale of these marketable securities in 2006. We recognized in Other Comprehensive Income (Loss) a net unrealized holding gain of $200,000, and in earnings, a net realized loss of $531,000 related to marketable securities in 2005. In 2004, we recognized realized losses on marketable securities of $129,000. Realized gains and losses on sales of marketable securities are based on the specific identification method. The following table highlights additional information applicable to our investments in marketable debt securities classified as available for sale as of December 31, 2005:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Obligations	$8,759	$—	$(89)	$8,670
Corporate debt securities	11,978	—	(128)	11,850
Asset-backed securities	24,351	—	(414)	23,937

Total	$45,088	$—	$(631)	$44,457

          At December 31, 2005, the credit quality of each of our investments in marketable debt securities was rated no lower than “A” or “A2” by Standard & Poor’s and Moody’s Investors Service (“Moody’s”), respectively.
Non-Current Marketable Securities
          At December 31, 2005, we owned marketable equity securities (exclusive of our investment in Smedvig discussed below) with a fair value of $1.5 million. These investments were classified as available-for-sale and were included in Investments in Marketable Securities in the Consolidated Balance Sheets at their respective fair value. During 2006, these investments were sold.
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
NOTE 5 – INVESTMENT IN JOINT VENTURE
          On June 13, 2000, we formed Noble Crosco Drilling, Ltd. (“Noble Crosco”) with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14.3 million in cash. Our joint venture partner contributed the Panon jackup for its 50 percent equity interest. In August 2005, in accordance with the provisions of our joint venture agreement, we acquired the remaining 50 percent equity interest in Noble Crosco (see Note 3). Prior to our acquisition of the remaining 50 percent equity interest in Noble Crosco Drilling, Ltd., we accounted for our investment using the equity method.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          Balances related to the joint venture for 2005 and 2004 are as follows:

	2005	2004
Equity in earnings of joint venture (1)	$3,194	$3,931
Investment in joint venture	—	18,804

(1)	Balance included in Other, net in the Consolidated Statements of Income. Amounts exclude management fees and interest income related to joint ventures of $0.9 million and $1.3 million in 2005 and 2004, respectively.
NOTE 6 – DEBT
          Long-term debt consists of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Bank Credit Agreement	$—	$135,000
6.95% Senior Notes due 2009	149,977	149,965
7.50% Senior Notes due 2019	201,695	201,695
5.875% Senior Notes due 2013	299,764	—
GS Credit Agreement	—	600,000
Project Financing — Thompson Notes	42,662	51,637

Total Debt	694,098	1,138,297
Current Maturities	(9,629)	(8,972)

Long-term Debt	$684,469	$1,129,325

          We have an unsecured revolving bank credit facility totaling $300.0 million, including a letter of credit facility totaling $50.0 million, terminating on November 30, 2009 (the “Bank Credit Agreement”). Noble Corporation and Noble Holding (U.S.) Corporation (“NHC”) have unconditionally guaranteed the performance of Noble Drilling Corporation (“Noble Drilling”) under the Bank Credit Agreement. The Bank Credit Agreement contains various affirmative and negative covenants, including maintenance of specified interest coverage and debt-to-capital ratios, restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. At December 31, 2006, we had no borrowings outstanding under this credit facility and letters of credit of $6.8 million, leaving $293.2 million remaining available thereunder. Our borrowings under this credit facility were $135.0 million at December 31, 2005. The interest rate under the Bank Credit Agreement, which adjusts periodically with LIBOR, was 5.67 percent at December 31, 2006.
          In May 2006, Noble Corporation issued $300 million principal amount of 5.875% Senior Notes due 2013. Proceeds, net of discount and issuance costs, totaled approximately $296 million. Interest on the 5.875% Senior Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. The 5.875% Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at a price equal to 100 percent of the principal amount being redeemed plus accrued and unpaid interest to the redemption date plus a make-whole premium, if any is required to be paid. The 5.875% Senior Notes are senior unsecured obligations of Noble and the indenture governing the 5.875% Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions, and amalgamate, merge, consolidate and sell assets, except under certain conditions.
          On December 22, 2005, Noble, NHC and Noble Drilling entered into a credit agreement (the “GS Credit Agreement”) with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”), pursuant to which Noble Drilling borrowed $600.0 million (see Note 4). The interest rate under the GS Credit Agreement, which adjusted periodically with LIBOR, was 4.77 percent at December 31, 2005. On March 2, 2006, the parties to the GS Credit Agreement amended its terms, including provisions to extend the maturity through April 1, 2007 and to provide Goldman Sachs a right of syndication under certain conditions. On April 10, 2006, the Company prepaid the outstanding principal amount of $600.0 million under the credit agreement, which terminated as a result of all parties thereto completing their obligations thereunder.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          On March 16, 1999, Noble Drilling, an indirect wholly-owned subsidiary of the Company, issued $150.0 million principal amount of 6.95% Senior Notes due 2009 and $250.0 million principal amount of 7.50% Senior Notes due 2019 (together, the “Senior Notes”). Interest on the Senior Notes is payable on March 15 and September 15 of each year. The Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Senior Notes are senior unsecured obligations and the indenture governing the Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.
          In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Jim Thompson, issued $115.0 million principal amount of its fixed rate senior secured notes (the “Thompson Notes”) in four series. The Thompson Notes bear interest at rates of 7.12 percent and 7.25 percent per annum. The Thompson Notes are secured by a first naval mortgage on the Noble Jim Thompson, are guaranteed by Noble, and can be prepaid, in whole or in part, at a premium at any time.
          At December 31, 2006, we had letters of credit and third-party guarantees of $80.6 million and performance and customs bonds totaling $139.5 million supported by surety bonds outstanding, including amounts outstanding under the Bank Credit Agreement.
          We were in compliance with all our debt covenants at December 31, 2006.
          Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
6.95% Senior Notes due 2009	$—	$—	$149,977	$—	$—	$—	$149,977
7.50% Senior Notes due 2019	—	—	—	—	—	201,695	201,695
5.875% Senior Notes due 2013	—	—	—	—	—	299,764	299,764
Thompson Notes	9,629	10,335	22,698	—	—	—	42,662

Total	$9,629	$10,335	$172,675	$—	$—	$501,459	$694,098

NOTE 7 – SHAREHOLDERS’ EQUITY
Share Repurchases
          In connection with our corporate restructuring (see Note 1), treasury shares of Noble Drilling were either cancelled and retired or contributed to trusts for the purpose of Company employee benefit plans. Any ordinary shares of Noble repurchased by it are automatically cancelled and retired pursuant to Cayman Islands law. These employee benefit plan trusts were liquidated and terminated in December 2004. Ordinary shares of Noble held by the trusts were cancelled and retired upon dissolution of the trusts.
          Share repurchases and sales of put options were effected pursuant to the share repurchase program which our board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covered an aggregate of 15.0 million ordinary shares. During 2006, we repurchased 3.8 million of our ordinary shares at an average price of $70.27 per ordinary share for a total cost of $267.4 million. During 2005, we repurchased 100,000 of our ordinary shares at an average price of $74.09 per ordinary share for a total cost of $7.4 million. During 2004, we repurchased 1.1 million of our ordinary shares at an average price of $36.54 per ordinary share for a total cost of $39.7 million. At December 31, 2006, 5.3 million ordinary shares remained available under this authorization. On February 2, 2007, our board of directors increased the total number of ordinary shares authorized for repurchase to 15.3 million, representing an increase of 10.0 million additional ordinary shares.
          Additionally, during 2006, we completed an odd-lot offer to purchase ordinary shares by purchasing 6,030 shares tendered during the offer for $407,000.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Share-Based Compensation Plans
Adoption of SFAS No. 123R
          Effective January 1, 2006, the Company adopted SFAS No. 123R using the “Modified Prospective Application” method of transition, as defined in SFAS No. 123R. After adoption of SFAS No. 123R, the Company records the grant date fair value of share-based payment arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities. Prior to adoption, the Company used the intrinsic value method of accounting for share-based compensation awards in accordance with APB 25, which generally resulted in no compensation expense for employee stock options with an exercise price greater than or equal to fair value on the date of grant. Under the Modified Prospective Application method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered and which were outstanding at December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006. No transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments. These deferred tax assets will be recorded as a credit to additional paid-in capital when realized. Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures as they occurred. Under SFAS No. 123R, an estimate of forfeitures is used in determining the amount of compensation cost recognized.
          The adoption of SFAS No. 123R also reduced the number of fully diluted shares outstanding pursuant to SFAS No. 128, Earnings per Share. The “treasury stock method”, as defined in SFAS No. 128, includes unearned compensation and certain future tax benefits as “proceeds” in the determination of diluted shares outstanding, net of assumed treasury stock repurchases. Additionally, SFAS No. 123R requires that the excess tax benefit (tax deduction that is in excess of the tax benefit recognized in the consolidated financial statements) be reported prospectively as Cash Flows from Financing Activities rather than Cash Flows from Operating Activities.
          The adoption of this standard did not have a material effect on our financial statements and, as such, no cumulative effect of change in accounting principle was recorded. The adoption of SFAS No. 123R reduced Operating Income and Income Before Income Taxes by $1.4 million during the year ended December 31, 2006. Net Income was reduced by $1.2 million ($0.01 per basic and diluted share) for the year ended December 31, 2006. The adoption of SFAS No. 123R had no material effect on Cash Flows.
          Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for periods prior to January 1, 2006. The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS No. 123 prior to January 1, 2006:

	Year Ended December 31,
	2005	2004
Net income — as reported	$296,696	$146,086
Compensation expense, net of tax, as reported	4,795	3,739
Compensation expense, net of tax, pro forma	(11,126)	(12,887)

Net income — pro forma	$290,365	$136,938

Net income per share:
Basic — as reported	$2.18	$1.10
Basic — pro forma	$2.13	$1.03

Diluted — as reported	$2.16	$1.09
Diluted — pro forma	$2.11	$1.02

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Stock Options
          Our 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our ordinary shares, with or without stock appreciation rights, and the awarding of restricted shares to selected employees. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of an ordinary share on the date of grant and generally vest over a three- or four-year period.
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
          A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2006, 2005 and 2004 and the changes during the year ended on those dates is presented below (actual amounts):

	2006		2005		2004
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of the year	3,992,008	$36.14	5,816,359	$31.99	8,630,114	$29.86
Granted	228,218	72.63	725,450	53.18	334,485	37.61
Exercised (1)	(752,590)	31.19	(2,412,624)	31.74	(3,056,216)	25.87
Forfeited	(53,948)	52.18	(137,177)	43.99	(92,024)	33.69

Outstanding at end of year (2)	3,413,688	39.41	3,992,008	36.14	5,816,359	31.99

Exercisable at end of year (2)	2,956,648	$36.38	3,175,786	$32.52	5,005,471	$31.83

Available for grant, at end of year	3,145,481		3,397,699		4,199,303

(1)	The intrinsic value of options exercised during the year ended December 31, 2006 was $33.1 million.

(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $125.6 million and $117.7 million, respectively.
          The following table summarizes additional information about stock options outstanding at December 31, 2006 (actual amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$14.01 to 28.31	515,633	1.9	$22.71	515,633	$22.71
28.32 to 48.81	2,085,792	5.2	36.15	2,064,580	36.14
48.82 to 69.25	636,661	8.7	53.72	324,622	53.08
69.26 to 82.50	175,602	9.6	75.33	51,813	77.38

$14.01 to $82.50	3,413,688	5.6	$39.41	2,956,648	$36.38

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          Fair value information and related valuation assumptions for stock options granted are as follows:

	December 31,
	2006	2005	2004
Weighted average fair value per option granted	$23.67	$21.37	$15.80

Valuation assumptions:
Expected option term (years)	5	5	5
Expected volatility	34.0%	41.29%	42.27%
Expected dividend yield	0.20%	0.18%	0%
Risk-free interest rate	4.60%	3.78%	3.52%
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
          A summary of the status of the Company’s non-vested stock options at December 31, 2006, and changes during the year ended December 31, 2006, is presented below (actual amounts):

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-vested options at January 1, 2006	600,092	$18.39
Granted	228,218	23.67
Vested (1)	(349,672)	19.45
Forfeited	(21,598)	21.54

Non-vested options at December 31, 2006	457,040	$20.29

(1)	The total grant-date fair value of stock options vested during the year ended December 31, 2006 was $6.8 million.
          At December 31, 2006, there was $8.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. The Company attributes the service period to the vesting period and unrecognized compensation is expected to be recognized over a weighted-average period of 1.7 years. Compensation cost recognized during the year ended December 31, 2006 related to stock options totaled $7.0 million, or $5.6 million net of income tax.
          The Company issues new ordinary shares to meet the share requirements upon exercise of stock options. The Company has historically repurchased ordinary shares in the open market from time to time which minimizes the dilutive effect of share-based compensation.
Restricted Stock
          The Company has awarded time-vested restricted stock and performance-vested restricted stock under the 1991 Stock Option and Restricted Stock Plan. The time-vested restricted stock awards generally vest over three-, four- or five-year periods. The number of performance-vested restricted shares which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          During the year ended December 31, 2006, the Company awarded 561,783 shares of time-vested restricted stock which vests equally over three years for seven awards, four years for one award, and five years for one award, with a weighted-average vesting period of 3.3 years. The time-vested restricted stock awarded in 2005 and 2004 vests equally over a three-year period.
          During the year ended December 31, 2006, the Company awarded 96,776 shares (at the maximum level of performance) of performance-vested restricted stock. The performance-vested restricted stock vests if the performance criteria specified in the plan are achieved. The performance period is defined as the three-year period from January 1, 2006 through December 31, 2008 for the 2006 award. Performance criteria include the Company’s performance relative to a defined index as well as a defined competitive peer group.
          A summary of the restricted share awards for each of the years in the period ended December 31, is as follows:

	2006	2005	2004
Time-vested restricted shares:
Shares awarded	561,783	105,000	95,237
Weighted-average share price at award date	$74.60	$53.67	$37.56
Weighted-average vesting period (years)	3.3	3.0	3.0

Performance-vested restricted shares:
Shares awarded (maximum available)	96,776	161,775	142,852
Weighted-average share price at award date	$75.85	$53.72	$37.56
Three-year performance period ended December 31	2008	2007	2006
Weighted-average award-date fair value	$27.68	$17.84	$11.61
          A summary of the status of non-vested restricted shares at December 31, 2006, and changes during the year ended December 31, 2006, is presented below (actual amounts):

		Weighted-		Weighted-
	Time-Vested	Average	Performance-Vested	Average
	Restricted	Award-Date	Restricted Shares	Award-Date
	Shares Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested restricted shares at January 1, 2006	158,297	$44.32	304,627	$14.92
Awarded	561,783	74.60	96,776	27.68
Vested	(225,029)	66.34	—	—
Forfeited	(49,722)	56.44	(53,998)	15.97

Non-vested restricted shares at December 31, 2006	445,329	$72.08	347,405	$18.31

(1)	The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.
          At December 31, 2006, there was $31.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements awarded under the time-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 2.4 years. The total award-date fair value of time-vested restricted shares vested during the year ended December 31, 2006 was $14.9 million.
          At December 31, 2006, there was $2.7 million of total unrecognized compensation cost related to the performance-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 1.4 years. The total potential compensation for performance-vested restricted stock is recognized over the service period, net of estimated forfeitures, regardless of whether the performance thresholds are ultimately

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
achieved. No performance-vested restricted shares vested during the year ended December 31, 2006; however, compensation cost is accrued quarterly during the performance period. On February 13, 2007, upon confirmation by the compensation committee of Noble’s board of directors, 52,561 shares of the performance-vested restricted shares vested and 70,532 shares were forfeited, all related to the 2004 performance-vested restricted share award for the three-year performance period 2004 through 2006.
          Compensation cost recognized during the years ended December 31, 2006, 2005 and 2004 related to all restricted stock totaled $15.5 million ($12.5 million net of income tax), $7.4 million ($5.9 million net of income tax), and $5.8 million ($4.6 million net of income tax), respectively.
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
          The performance-vested restricted stock is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that the Company’s stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the performance-vested restricted stock awards included historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

	2006	2005	2004
Valuation assumptions:
Expected volatility	29.9%	35.4%	44.3%
Expected dividend yield	0.2%	0.2%	0.0%
Risk-free interest rate	4.8%	3.3%	2.5%
          Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
NOTE 8 – COMPREHENSIVE INCOME
          We report and display comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), which establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 requires enterprises to display comprehensive income and its components in the enterprise’s financial statements, to classify items of comprehensive income by their nature in the financial statements and to display the accumulated balance of other comprehensive income separately in shareholders’ equity.
          The following table sets forth the components of Accumulated Other Comprehensive Income (Loss), net of deferred taxes:

	December 31,
	2006	2005	2004
Foreign currency translation adjustments	$2,962	$371	$4,519
Unrealized gain (loss) on securities	—	(20,003)	(1,512)
Unrealized gain (loss) on foreign currency forward contracts	3,217	(1,397)	—
Unrealized gain (loss) on interest rate swaps	—	(2,509)	—
Deferred pension plan amounts	(26,055)	(1,815)	(469)

Accumulated other comprehensive income (loss)	$(19,876)	$(25,353)	$2,538

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 9 – INCOME TAXES
          The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Our U.S. subsidiaries are subject to a U.S. corporate tax rate of 35 percent.
          The components of the net deferred taxes were as follows:

	December 31,
	2006	2005
Deferred tax assets:
United States:
Net operating loss carryforwards	$11,736	$11,048
Tax credit carryforwards	2,565	23,755
Deferred pension plan amounts	9,674	977
International:
Excess of net tax basis over remaining book basis	487	195
Deferred pension plan amounts	3,227	—

Deferred tax assets	27,689	35,975
Less: Valuation allowance	(11,736)	(11,048)

Net deferred tax assets	$15,953	$24,927

Deferred tax liabilities:
United States:
Excess of net book basis over remaining tax basis	$(235,474)	$(252,516)

Deferred tax liabilities	$(235,474)	$(252,516)

Net deferred tax liabilities	$(219,521)	$(227,589)

          Income before income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
United States	$455,960	$128,060	$(12,310)
International	465,327	236,032	174,127

Total	$921,287	$364,092	$161,817

          The income tax provision consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Current — United States	$136,493	$2,743	$(8,403)
Current — International	48,791	28,446	19,112
Deferred — United States	3,144	36,786	11,546
Deferred — International	993	(579)	(6,524)

Total	$189,421	$67,396	$15,731

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2006	2005	2004
Statutory rate	0.0%	0.0%	0.0%
Effect of:
U.S. tax rate which is different than the Cayman Islands rate	15.2	10.8	9.8
Internal restructuring of non-U.S. assets	—	1.7	—
International tax rates which are different than the Cayman Islands rate	4.5	7.1	10.9
Reserve for (resolution of) tax authority audits	—	0.7	(6.7)
Change in tax status of international subsidiaries	—	—	(2.7)
Release of valuation allowance	—	(1.5)	—
U.S. and international return to provision adjustments	0.9	(0.2)	(1.8)
Other	—	(0.1)	0.2

Total	20.6%	18.5%	9.7%

          Certain of our subsidiaries file stand alone tax returns in the U.S. Our total U.S. net operating loss (“NOL”) carryforwards at December 31, 2006 and 2005 for these subsidiaries were $33.6 million and $31.6 million, respectively. Due to insufficient earnings history with these subsidiaries, we have fully offset the deferred tax asset attributable to the U.S. NOLs with a valuation allowance. These NOLs can be carried forward 20 years and begin to expire in 2023.
          We had AMT credit carryforwards of $14.5 million at December 31, 2005 and foreign tax credit carryforwards of $9.3 million at December 31, 2005. In 2006 we fully utilized these credits. As of December 31, 2006, we have an additional $2.6 million of foreign tax credit carryforwards.
          During 2004, we recorded a tax benefit of $10.8 million due to the resolution of certain tax authority audits. Also during 2004, two of our subsidiaries were granted approval by an international tax authority to be taxed on a deemed profit basis in its jurisdiction. We recorded a one-time tax benefit of $4.4 million due to the change in tax status of these subsidiaries in such jurisdiction.
          During 2005, the Company restructured certain of its non-U.S. assets and subsidiaries in a transaction designed to consolidate our non U.S.-owned drilling units and operations. The Company’s income tax provision for 2005 includes $6.3 million related to this asset consolidation. As a result of this restructuring, the Company’s subsidiaries did not have significant undistributed earnings at December 31, 2005. Management does not intend to repatriate future undistributed earnings of its subsidiaries except for distributions upon which incremental income and withholding taxes would not be material.
NOTE 10 – EMPLOYEE BENEFIT PLANS
Adoption of SFAS No. 158
          In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008; however, these provisions have no impact on the Company as we currently use a December 31 measurement date for our pension plans. SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Shareholders’ equity is increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The Company adopted SFAS No. 158 on December 31, 2006 and retrospective application was not permitted. Upon adoption, Other Assets were reduced by

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
$8.9 million, Current Liabilities were increased by $4.9 million, Other Liabilities were increased by $22.3 million, Deferred Income Taxes were reduced by approximately $11.9 million and Shareholders’ Equity (Accumulated Other Comprehensive Income (Loss)) was reduced by approximately $24.2 million. The adoption of SFAS No. 158 had no impact on the results of operations or cash flows.
Defined Benefit Plans
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
          Each of Noble Drilling (U.K.) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble, maintains a pension plan which covers all of its salaried, non-union employees (collectively referred to as our “international plans”). Benefits are based on credited service and employees’ compensation near retirement, as defined by the plans.
          A reconciliation of the changes in projected benefit obligations (“PBO”) for our international and domestic plans is as follows:

	Year Ended December 31,
	2006		2005
	International	Domestic	International	Domestic
Benefit obligation at beginning of year	$65,793	$90,962	$50,256	$77,207
Service cost	3,103	5,427	2,455	4,637
Interest cost	3,268	4,947	2,670	4,318
Actuarial loss (gain)	(542)	5,218	14,122	6,887
Plan amendment	—	929	—	—
Benefits paid	(1,288)	(2,666)	(1,410)	(2,087)
Plan participants’ contributions	212	—	205	—
Foreign exchange rate changes	6,137	—	(2,506)	—
Other	(121)	—	1	—

Benefit obligation at end of year	$76,562	$104,817	$65,793	$90,962

          For the international plans, the actuarial loss in 2005 included an increase in male life expectancy from 82 to 86 years and female life expectancy from 86 to 89 years, based on changes in mortality assumptions utilized by the Continuous Mortality Investigation Bureau in the United Kingdom. For the qualified domestic plans, the actuarial loss in 2005 included an increase in male life expectancy by four months to 83 years, as determined under mortality tables prepared by the Society of Actuaries, coupled with increases in salaries. Additionally, in 2006, the actuarial loss of the domestic plans resulted from higher compensation, as well as the transfer of certain employees from the hourly plan (where future salary increases are not a factor) to the salaried plan.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2006		2005
	International	Domestic	International	Domestic
Fair value of plan assets at beginning of year	$62,480	$72,112	$52,561	$57,074
Actual return on plan assets	4,589	6,582	9,025	5,158
Employer contributions	9,574	10,354	6,965	11,967
Benefits and expenses paid	(1,288)	(2,666)	(1,410)	(2,087)
Plan participants’ contributions	212	—	205	—
Foreign exchange rate changes	6,569	—	(4,866)	—
Other	(121)	—	—	—

Fair value of plan assets at end of year	$82,015	$86,382	$62,480	$72,112

          The funded status of the plans is as follows:

	December 31,
	2006		2005
	International	Domestic	International	Domestic
Funded status	$5,453	$(18,435)	$(3,313)	$(18,850)

Unrecognized net actuarial loss			10,519	23,117
Unrecognized prior service cost			—	1,434
Unrecognized transition obligation			1,107	—

Net amount recognized			$8,313	$5,701

          Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2006		2005
	International	Domestic	International	Domestic
Other assets (noncurrent)	$8,759	$2,686	$8,313	$8,493
Other liabilities (current)	—	(2,099)	—	—
Other liabilities (noncurrent)	(3,306)	(19,022)	—	(2,792)

Net amount recognized	$5,453	$(18,435)	$8,313	$5,701

          Amounts recognized in the Accumulated Other Comprehensive Income (Loss) consist of:

	December 31,
	2006		2005
	International	Domestic	International	Domestic
Net actuarial loss	$9,805	$27,102
Prior service cost	—	1,098
Transition obligation	951	—
Deferred income tax asset	(3,227)	(9,674)	$—	$(977)
Minimum pension liability	—	—	—	2,792

Accumulated other comprehensive income (loss)	$7,529	$18,526	$—	$1,815

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          Pension cost includes the following components:

	Year Ended December 31,
	2006		2005		2004
	International	Domestic	International	Domestic	International	Domestic
Service cost	$3,103	$5,427	$2,455	$4,637	$2,411	$4,455
Interest cost	3,268	4,947	2,670	4,318	2,418	4,097
Return on plan assets	(3,598)	(5,796)	(3,094)	(4,718)	(3,023)	(4,273)
Amortization of prior service cost	—	336	—	262	—	260
Amortization of transition obligation	156	—	159	—	168	—
Recognized net actuarial loss (gain)	257	1,376	13	831	(58)	900

Net pension expense	$3,186	$6,290	$2,203	$5,330	$1,916	$5,439

          The estimated prior service cost, transition obligation and net actuarial loss that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic pension cost in 2007 are $0, $162,000 and $218,000, respectively, for international plans and $397,000, $0 and $1.5 million, respectively, for domestic plans.
Defined Benefit Plans — Disaggregated Plan Information
          Disaggregated information regarding our international and domestic plans is summarized below:

	December 31,
	2006		2005
	International	Domestic	International	Domestic
Projected benefit obligation	$76,562	$104,817	$65,793	$90,962
Accumulated benefit obligation	71,659	76,574	61,460	72,064
Fair value of plan assets	82,015	86,382	62,480	72,112
          The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2006 and 2005. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any salary increases.

	December 31,
	2006		2005
	International	Domestic	International	Domestic
Projected benefit obligation	$25,262	$92,198	$23,674	$78,339
Fair value of plan assets	21,956	71,077	18,786	57,605
          The PBO for the unfunded excess benefit plan was $16.3 million and $12.0 million at December 31, 2006 and 2005, respectively, and is included under “Domestic” in the above tables.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2006 and 2005. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	December 31,
	2006		2005
	International	Domestic	International	Domestic
Accumulated benefit obligation	$3,321	$11,142	$20,480	$9,675
Fair value of plan assets	3,175	—	18,786	—
          The ABO for the unfunded excess benefit plan was $11.1 million and $9.7 million at December 31, 2006 and 2005, respectively, and is included under “Domestic” in the above tables.
Defined Benefit Plans — Key Assumptions
          The key assumptions for the plans are summarized below:

	December 31,
	2006		2005
	International	Domestic	International	Domestic
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.50%-5.10%	5.75%-6.00%	4.25%-5.10%	5.50%
Rate of compensation increase	3.60%-3.88%	5.00%	3.60%-3.88%	5.00%

	December 31,
	2006		2005		2004
	International	Domestic	International	Domestic	International	Domestic
Weighted-average assumptions used to determine net periodic benefit cost:

Discount rate	4.50%-5.10%	5.50%	4.75%-5.70%	5.75%	5.25%-5.50%	6.00%
Expected long-term return on plan assets	3.75%-6.25%	7.75%	4.00%-6.25%	7.75%	5.25%-6.25%	8.00%
Rate of compensation increase	3.88%-3.90%	5.00%	3.60%-3.88%	5.00%	3.50%-3.88%	5.00%
          The discount rates used to calculate the net present value of future benefit obligations for both our domestic and international plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better. The third-party consultants we employ for our domestic and international plans have determined that the timing and amount of expected cash outflows on our plans reasonably matches this index.
          We employ third-party consultants for our domestic and international plans that use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets. To develop the expected long-term rate of return on assets, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Defined Benefit Plans — Plan Assets
          The qualified domestic plans’ Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.
          The targeted and actual asset allocations by asset category for the qualified domestic defined benefit pension plans are as follows:

	December 31,
	2006			2005
	Target
	Allocation	Actual		Actual
	or Range	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	65%	66%	$56,999	68%	$48,877
Debt securities	32%	31%	26,647	29%	21,058
Cash	3%	3%	2,736	3%	2,177

Total plan assets	100%	100%	$86,382	100%	$72,112

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
          Equity securities include Noble’s ordinary shares in the amounts of $4.2 million (4.9 percent of total domestic plan assets) and $3.9 million (5.4 percent of total domestic plan assets) at December 31, 2006 and 2005, respectively.
          Our international pension plans invest in equity securities, fixed income debt securities, and cash equivalents and other short-term investments.
          The actual asset allocations by asset category for the international pension plans are as follows:

	December 31,
	2006		2005
	Actual		Actual
	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	49%	$40,555	58%	$36,222
Debt securities	43%	35,013	33%	20,918
Cash	8%	6,368	9%	5,340
Other	—%	79	—%	—

Total plan assets	100%	$82,015	100%	$62,480

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
Defined Benefit Plans — Cash Flows
          In 2006, we made total contributions of $9.6 million and $10.4 million to our international and domestic pension plans, respectively. In 2005, we made total contributions of $7.0 million and $12.0 million to our international and domestic pension plans, respectively. We made total contributions of $802,000 and $587,000 to our international and domestic pension plans in 2004, respectively. We expect contributions to our international and domestic plans in 2007, subject to applicable law, to aggregate approximately $14 million.
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
contribute to our domestic pension plans in the near term; however, the PPA and existing U.S. Internal Revenue Service (“IRS”) regulations presently conflict. The IRS regulations limit the amount of the deductible pension plan contributions and, in certain circumstances, provide for the assessment of an excise tax on excess contributions. We are evaluating the PPA and its impact on our pension plan funding for 2007.
          Estimated benefit payments from our domestic plans are $4.6 million for 2007, $11.3 million for 2008, $3.1 million for 2009, $3.4 million for 2010, $4.0 million for 2011 and $27.4 million in the aggregate for the five years thereafter.
          Estimated benefit payments from our international plans are $966,000 for 2007, $1.1 million for 2008, $1.1 million for 2009, $1.2 million for 2010, $1.4 million for 2011 and $11.3 million in the aggregate for the five years thereafter.
Other Benefit Plans
          We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in the plan, receive employer matching contributions (which are made in Noble’s ordinary shares). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At December 31, 2006 and 2005, the Company’s liability for the Restoration Plan, along with a similar Canadian plan, was $20.9 million and $16.8 million, respectively, and is included in Accrued Payroll and Related Costs in the accompanying Consolidated Balance Sheets.
          In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, three years beginning in 2007. Profit sharing contributions are discretionary, require board of directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $700,000 and $1.0 million in 2006 and 2005, respectively.
          We sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $28.8 million, $24.9 million and $22.2 million in 2006, 2005 and 2004, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
          Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound and the Company maintains forward currency contracts settling monthly in Euro and British Pounds. The forward contracts that settled in 2005 and 2006 represented more than 60 percent of our forecasted Euro and British Pound requirements. The Euro-denominated forward contracts settling in 2007 and 2008 represent approximately 65 percent and nine percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in 2007 represent approximately 29 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at December 31, 2006 was approximately 45.2

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
million Euros and 12.6 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $81.3 million at December 31, 2006.
          All of the above foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133, as amended. The fair market value of those derivative instruments is included in Other Current Assets or Other Current Liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. The fair market value of outstanding foreign currency forward contracts was $3.2 million and $(1.4) million at December 31, 2006 and 2005, respectively. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the years ended December 31, 2006, 2005 and 2004.
          Reference is made to Note 4 above for discussion of the forward currency contract entered into on March 15, 2006 to hedge the Company’s investment in Smedvig.
          On December 22, 2005, we borrowed $600.0 million under the GS Credit Agreement. In order to reduce our exposure to changes in interest rates between the date of borrowing and its expected refinancing, we entered into interest rate swaps on December 19, 2005 with notional amounts totaling $600.0 million. On January 27, 2006, we terminated these interest rate swaps at no cost to us.
          The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in Accumulated Other Comprehensive Income (Loss) and related activity for 2006 and 2005 is as follows. There was no such derivative activity in 2004.

	2006	2005
Net unrealized (loss) gain at beginning of period	$(3,906)	$—
Activity during period:
Settlement of forward contracts outstanding at beginning of period	1,397	—
Net unrealized gain (loss) on outstanding forward contracts	3,217	(1,397)
Net unrealized gain (loss) on outstanding interest rate swaps	—	(2,509)
Settlement of interest rate swaps	2,509	—

Net unrealized gain (loss) at December 31	$3,217	$(3,906)

NOTE 12 – FINANCIAL INSTRUMENTS AND CREDIT RISK
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
          In 2006, one customer accounted for approximately 12 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2006. In 2005, one customer accounted for approximately 12 percent of consolidated operating revenues and another customer accounted for approximately 10 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2005. In 2004, one customer accounted for approximately 14

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
percent of consolidated operating revenues and another customer accounted for approximately 10 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2004.
Fair Value of Financial Instruments
          The following table presents the carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005.

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Marketable Securities —
Current	$—	$—	$44,457	$44,457
Non-current	—	—	673,639	673,639

Long-term debt —
6.95% Senior Notes due 2009	149,977	151,875	149,965	157,986
7.50% Senior Notes due 2019	201,695	222,782	201,695	240,747
5.875% Senior Notes due 2013	299,764	296,661	—	—
Bank Credit Agreement	—	—	135,000	135,000
GS Credit Agreement	—	—	600,000	600,000
Project financing — Thompson Notes	42,662	42,662	51,637	51,637

Derivative Instruments —
Foreign currency forward contracts	3,217	3,217	(1,397)	(1,397)
Interest rate swaps	—	—	(2,509)	(2,509)
          The fair value of the marketable securities was based on quoted market values. See Note 4 for further discussion of our marketable securities. The fair value of our Senior Notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The fair value of the indebtedness outstanding under our floating interest rate Bank Credit Agreement, the GS Credit Agreement and the Thompson Notes approximates their respective carrying values. The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative agreements. The Company’s cash and cash equivalents, trade receivables and trade payables are by their very nature short-term, accordingly, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
          Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.4 million and a customs bond in the amount of $22.0 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17.1 million plus interest related to a 1997 alleged import and (b) $19.5 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess penalty ($453,000) against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and thereby overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
duty demand, interest, fine and penalty. The Commissioner has filed an appeal in the Bombay High Court challenging the order passed by CESTAT. NACL has applied to CESTAT for the return of its bank guarantee and customs bond. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
          We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments which we have not accrued for will not have a material adverse effect on our consolidated financial statements. We accrue for income tax contingencies that we believe are probable of occurring and where the amount of the contingency can be reasonably estimated.
          Certain of our international income tax returns have been examined for the 2002 and 2003 periods and audit claims have been assessed for approximately $20 million (including interest and penalties). We believe audit claims of an additional $13 — $18 million attributable to other business tax returns may be assessed against the Company. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe it is probable that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
          In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, amended complaints recently filed by plaintiffs reflect that only approximately 20 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. Of these 20, only 14 served amended complaints on our subsidiary by the applicable deadline. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
          We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
          We are self-insured for certain losses including property damage, loss of revenue, employers’ liability, and general liability, among others. We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. In 2006, the marine energy insurance market experienced tightened coverage terms and conditions, as is particularly evidenced by the introduction of U.S. named windstorm aggregate coverage limits. In 2006, we maintained a $10 million deductible on our marine package coverage; however, an aggregate coverage limit has been placed on our U.S. named windstorm coverage equal to the highest scheduled value for any unit in our U.S. Gulf of Mexico fleet. Our loss of hire coverage is now subject to a 45-day wait for all losses not associated with a U.S. Gulf of Mexico named windstorm, which now has a 60-day wait. The Company currently has eight units in the U.S. Gulf of Mexico, consisting of five semisubmersibles and three submersibles, as well as one semisubmersible under construction in Pascagoula, Mississippi.
          The 2005 losses sustained in the oil and gas industry from Hurricanes Katrina and Rita had a materially adverse impact on marine energy insurance markets. The insurance industry does not have capacity to provide insurance at amounts available in years prior to 2006, if at all. The insurance industry generally priced premiums for

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
2006 renewal programs of insured parties that sustained storm losses in 2005 on a basis designed to recover recent underwriting losses in an accelerated manner. No assurance can be given that we will be able to obtain or maintain adequate insurance in the future at rates and with deductible or retention amounts that we consider commercially reasonable or that we will be able to obtain insurance against some risks.
          Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include war risk, activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
          We carry, directly and indirectly, protection and indemnity insurance for personal injury to our offshore drilling crews. Since February 2004, our protection and indemnity policy has had a standard deductible of $1 million per occurrence and we retain $5 million of claims in the aggregate beyond the standard deductible. From January 2002 through January 2004, we had a standard deductible of $100,000 per occurrence and we retained $7.25 million of claims in the aggregate beyond the standard deductible.
          Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our capital expenditure program, we have entered into certain commitments, including outstanding purchase commitments of approximately $987.6 million at December 31, 2006.
          At December 31, 2006, we had certain noncancelable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $7.0 million for 2007, $5.8 million for 2008, $4.5 million for 2009, $3.7 million for 2010, $1.8 million for 2011, and $3.7 million thereafter. Rental expense for all operating leases was $6.8 million, $5.0 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
NOTE 14 – HURRICANE LOSSES AND RECOVERIES
          Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All such units had returned to work by April 2006. During the year ended December 31, 2006, we recorded $10.7 million in loss of hire insurance for two of our units that suffered downtime attributable to Hurricanes Katrina and Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Our insurance receivables at December 31, 2006 related to claims for hurricane damage were $54.2 million. It is anticipated that additional claims for physical damage as well as loss of hire on four rigs will be made for damages sustained during these hurricanes, although no assurance can be made as to the amounts ultimately collectible under our insurance policies.
          During 2005, we recorded a $20.0 million charge, net of insurance recoveries, for the non-reimbursable portion of damages sustained in the 2005 hurricanes and $49.8 million in loss of hire insurance proceeds for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. Our loss of hire coverage commenced at the respective dates of occurrence of Hurricanes Katrina and Rita, and losses covered thereunder, combined with physical damage losses, are subject to a $10.0 million deductible for each insurable event. Our loss of hire coverage continued through the respective dates the units return on contract subject to a 360-day limit per unit. These

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
financial impacts are presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income.
NOTE 15 – INTERESTS IN DEEPWATER OIL AND GAS PROPERTIES
          In 2000, we received interests in several deepwater oil and gas properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. We reported Other Income from such properties of $4.4 million and $743,000 in 2006 and 2004, respectively.
NOTE 16 – SEGMENT AND RELATED INFORMATION
          We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include domestic and international offshore contract drilling. Although our segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Each of our drilling rigs is considered by us to be an operating segment within our domestic and international offshore contract drilling services reportable segments, and these operating segments are aggregated to comprise our domestic and international contract drilling services reportable segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”).
          Our international contract drilling services segment conducts contract drilling services in the Middle East, India, Mexico, the North Sea, Brazil and West Africa. Our domestic contract drilling services segment conducts contract drilling services in the U.S. Gulf of Mexico.
          The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the years ended December 31, 2006, 2005 and 2004 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. Prior to 2006, engineering and consulting services was separately reported. Beginning in 2006, engineering and consulting services has been included in “Other” because such segment is not material to the consolidated assets, revenues or net income (less than 10 percent) for all periods reported.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
2006

Revenues from external customers	$1,446,406	$549,369	$104,464	$2,100,239
Depreciation and amortization	199,526	50,771	3,028	253,325
Segment operating income	588,465	341,072	(2,107)	927,430
Interest expense, net of amount capitalized	10,005	6,503	(341)	16,167
Income tax provision (benefit)	74,172	113,467	1,782	189,421
Segment profit (loss)	500,224	225,693	5,949	731,866
Total assets (at end of period)	2,845,398	1,301,007	439,509	4,585,914
Capital expenditures	612,859	423,221	85,981	1,122,061

2005

Revenues from external customers	$980,294	$292,888	$108,955	$1,382,137
Depreciation and amortization	190,043	48,116	3,593	241,752
Segment operating income	260,160	115,072	(2,187)	373,045
Interest expense, net of amount capitalized	10,811	6,533	2,442	19,786
Equity in income of joint venture	3,194	—	—	3,194
Income tax provision (benefit)	38,105	27,239	2,052	67,396
Segment profit (loss)	215,589	81,717	(610)	296,696
Total assets (at end of period)	2,300,768	1,151,158	894,441	4,346,367
Capital expenditures	206,923	84,553	253,960	545,436

2004

Revenues from external customers	$720,412	$255,027	$90,792	$1,066,231
Depreciation and amortization	156,472	48,547	4,104	209,123
Segment operating income	128,635	62,526	(3,989)	187,172
Interest expense, net of amount capitalized	16,997	16,500	892	34,389
Equity in income of joint venture	3,931	—	—	3,931
Income tax provision (benefit)	16,012	11,655	(11,936)	15,731
Segment profit (loss)	103,523	34,966	7,597	146,086
Total assets (at end of period)	1,834,385	1,243,063	230,525	3,307,973
Capital expenditures	308,716	17,377	7,896	333,989

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
          The following tables present revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			December 31,
	2006	2005	2004	2006	2005	2004
United States	$557,851	$314,813	$265,767	$1,571,887	$1,138,237	$1,483,844

Bahrain	—	20	5,502	—	—	—
Brazil	174,430	132,115	105,405	608,184	470,295	456,079
Canada	34,026	29,294	26,741	20,562	11,463	11,479
China	—	—	—	530,038	237,678	84,225
Croatia	10,263	13,385	12,809	—	31,115	28,141
Denmark	27,947	22,203	21,213	41,760	42,733	41,980
Equatorial Guinea	10,719	—	—	28,065	—	—
Germany	1,855	8,610	4,377	9,282	16,430	9,440
India	40,147	36,635	38,396	70,066	97,935	87,443
Mexico	269,172	159,413	150,030	289,072	196,498	167,766
Nigeria	272,961	185,327	81,357	366,960	348,150	136,609
Norway (1)	—	—	—	—	672,104	—
Qatar	212,227	136,599	78,556	358,313	514,841	213,788
Singapore	—	—	—	175,926	—	—
The Netherlands	169,003	93,690	99,125	136,360	134,796	134,958
United Arab Emirates	108,226	97,922	83,366	201,522	222,846	290,670
United Kingdom	211,412	151,991	91,783	177,917	170,818	151,310
Other	—	120	1,804	—	40,428	10,241

Total International	1,542,388	1,067,324	800,464	3,014,027	3,208,130	1,824,129

Total	$2,100,239	$1,382,137	$1,066,231	$4,585,914	$4,346,367	$3,307,973

(1)	Norway consists of the Company’s December 2005 investment in shares of a then Oslo Stock Exchange listed Norwegian company, Smedvig ASA, which investment the Company disposed of in April 2006.
NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2006	2005	2004
Cash paid during the period for:
Interest, net of amounts capitalized	$16,124	$18,724	$33,911
Income taxes (net of refunds)	$167,523	$13,328	$27,409

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 18 – UNAUDITED INTERIM FINANCIAL DATA
          Unaudited interim consolidated financial information for the years ended December 31, 2006 and 2005 is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2006

Operating revenues	$461,915	$517,514	$561,986	$558,824
Operating income	190,548	223,186	256,201	257,495
Net income	145,231	179,761	207,172	199,702
Net income per share (1):
Basic	1.06	1.31	1.53	1.48
Diluted	1.05	1.30	1.51	1.47

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005

Operating revenues	$310,325	$344,008	$367,205	$360,599
Operating income	58,125	91,718	94,579	128,623
Net income	45,530	73,310	76,523	101,333
Net income per share (1):
Basic	0.34	0.54	0.56	0.74
Diluted	0.33	0.53	0.55	0.73

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not agree to the total computed for the year.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 19 – GUARANTEES OF REGISTERED SECURITIES
          Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at December 31, 2006 were $150.0 million and $201.7 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
          In connection with the issuance of Noble’s 5.875% Senior Notes (see Note 6), Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at December 31, 2006 was $299.8 million.
          The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,458	$36	$—	$59,216	$—	$61,710
Investments in marketable securities	—	—	—	—	—	—
Accounts receivable	—	4,032	6,613	397,596	—	408,241
Insurance receivables	—	—	—	54,191	—	54,191
Inventories	—	—	—	4,461	—	4,461
Prepaid expenses	—	827	709	18,955	—	20,491
Accounts receivable from affiliates	582,991	—	514,851	—	(1,097,842)	—
Other current assets	1	—	311	44,200	(23,626)	20,886

Total current assets	585,450	4,895	522,484	578,619	(1,121,468)	569,980

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,045,324	103,625	4,066,528	—	5,215,477
Other	—	—	—	71,870	—	71,870

	—	1,045,324	103,625	4,138,398	—	5,287,347
Accumulated depreciation	—	(60,265)	(60,307)	(1,308,382)	—	(1,428,954)

	—	985,059	43,318	2,830,016	—	3,858,393

NOTES RECEIVABLE FROM AFFILIATES	501,835	—	9,159	657,035	(1,168,029)	—
INVESTMENTS IN AFFILIATES	2,456,632	2,991,648	2,420,467	—	(7,868,747)	—
OTHER ASSETS	3,613	4,963	3,507	145,458	—	157,541

	$3,547,530	$3,986,565	$2,998,935	$4,211,128	$(10,158,244)	$4,585,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$—	$—	$33,255	$(23,626)	$9,629
Accounts payable	17,305	11,513	1,628	165,665	—	196,111
Accrued payroll and related costs	—	45	16,909	76,297	—	93,251
Taxes payable	—	—	—	52,793	—	52,793
Interest payable	1,469	—	7,453	761	—	9,683
Accounts payable to affiliates	—	638,638	—	459,204	(1,097,842)	—
Other current liabilities	—	3	1,140	63,650	—	64,793

Total current liabilities	18,774	650,199	27,130	851,625	(1,121,468)	426,260

LONG-TERM DEBT	299,763	—	351,672	33,034	—	684,469
NOTES PAYABLE TO AFFILIATES	—	657,035	—	510,994	(1,168,029)	—
DEFERRED INCOME TAXES	—	—	12,140	207,381	—	219,521
OTHER LIABILITIES	—	1,043	2,099	30,877	—	34,019

	318,537	1,308,277	393,041	1,633,911	(2,289,497)	1,364,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(7,348)	—	(7,348)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,459	—	—	—	—	13,459
Capital in excess of par value	789,354	1,149,965	870,744	98,562	(2,119,271)	789,354
Retained earnings	2,446,056	1,528,323	1,735,314	2,505,879	(5,769,516)	2,446,056
Accumulated other comprehensive income (loss)	(19,876)	—	(164)	(19,876)	20,040	(19,876)

	3,228,993	2,678,288	2,605,894	2,584,565	(7,868,747)	3,228,993

	$3,547,530	$3,986,565	$2,998,935	$4,211,128	$(10,158,244)	$4,585,914

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

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$42,116	$41,996	$1,840,528	$—	$1,924,640
Reimbursables	—	540	410	91,404	—	92,354
Labor contract drilling services	—	—	—	73,548	—	73,548
Engineering, consulting and other	—	57,183	—	9,628	(57,114)	9,697

	—	99,839	42,406	2,015,108	(57,114)	2,100,239

OPERATING COSTS AND EXPENSES
Contract drilling services	15,674	19,172	14,257	733,718	(57,114)	725,707
Reimbursables	—	419	409	78,692	—	79,520
Labor contract drilling services	—	—	—	61,910	—	61,910
Engineering, consulting and other	—	—	—	16,779	—	16,779
Depreciation and amortization	—	25,229	5,036	223,060	—	253,325
Selling, general and administrative	5,639	2,061	666	37,906	—	46,272
Hurricane losses and recoveries, net	—	—	—	(10,704)	—	(10,704)

	21,313	46,881	20,368	1,141,361	(57,114)	1,172,809

OPERATING INCOME (LOSS)	(21,313)	52,958	22,038	873,747	—	927,430

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	791,824	724,042	363,664	—	(1,879,530)	—
Interest expense, net of amount capitalized	(22,109)	(57,650)	(38,891)	53,645	48,838	(16,167)
Other, net	(11,258)	(3,043)	11,210	61,953	(48,838)	10,024

INCOME BEFORE INCOME TAXES	737,144	716,307	358,021	989,345	(1,879,530)	921,287
INCOME TAX (PROVISION) BENEFIT	(5,278)	15,296	5,897	(205,336)	—	(189,421)

NET INCOME	$731,866	$731,603	$363,918	$784,009	$(1,879,530)	$731,866

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005
(In thousands)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$30,927	$1,178,520	$—	$1,209,447
Reimbursables	—	—	42	86,290	—	86,332
Labor contract drilling services	—	—	—	69,203	—	69,203
Engineering, consulting and other	—	—	63	17,092	—	17,155

	—	—	31,032	1,351,105	—	1,382,137

OPERATING COSTS AND EXPENSES
Contract drilling services	109	—	5,777	593,321	—	599,207
Reimbursables	—	—	42	76,196	—	76,238
Labor contract drilling services	—	—	—	58,698	—	58,698
Engineering, consulting and other	—	—	—	22,678	—	22,678
Depreciation and amortization	—	—	6,087	235,665	—	241,752
Selling, general and administrative	1,070	—	280	38,928	—	40,278
Hurricane losses and recoveries, net	—	—	—	(29,759)	—	(29,759)

	1,179	—	12,186	995,727	—	1,009,092

OPERATING INCOME (LOSS)	(1,179)	—	18,846	355,378	—	373,045

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	295,337	254,361	261,116	—	(810,814)	—
Interest expense, net of amount capitalized	(4)	(46,650)	(29,523)	9,741	46,650	(19,786)
Other, net	2,634	—	285	54,564	(46,650)	10,833

INCOME BEFORE INCOME TAXES	296,788	207,711	250,724	419,683	(810,814)	364,092
INCOME TAX (PROVISION) BENEFIT	(92)	15,966	3,637	(86,907)	—	(67,396)

NET INCOME	$296,696	$223,677	$254,361	$332,776	$(810,814)	$296,696

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004
(In thousands)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$30,423	$906,991	$—	$937,414
Reimbursables	—	—	28	50,206	—	50,234
Labor contract drilling services	—	—	—	51,327	—	51,327
Engineering, consulting and other	—	—	17	27,239	—	27,256

	—	—	30,468	1,035,763	—	1,066,231

OPERATING COSTS AND EXPENSES
Contract drilling services	(334)	—	6,716	515,281	—	521,663
Reimbursables	—	—	28	44,582	—	44,610
Labor contract drilling services	—	—	—	42,610	—	42,610
Engineering, consulting and other	—	—	—	27,339	—	27,339
Depreciation and amortization	—	—	7,674	201,449	—	209,123
Selling, general and administrative	578	—	1,038	32,098	—	33,714

	244	—	15,456	863,359	—	879,059

OPERATING INCOME (LOSS)	(244)	—	15,012	172,404	—	187,172

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	101,280	123,020	130,828	—	(355,128)	—
Interest expense, net of amount capitalized	—	(47,472)	(27,935)	(6,454)	47,472	(34,389)
Other, net	47,928	—	911	7,667	(47,472)	9,034

INCOME BEFORE INCOME TAXES	148,964	75,548	118,816	173,617	(355,128)	161,817
INCOME TAX (PROVISION) BENEFIT	(2,878)	18,341	4,204	(35,398)	—	(15,731)

NET INCOME	$146,086	$93,889	$123,020	$138,219	$(355,128)	$146,086

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$731,866	$731,603	$363,918	$784,009	$(1,879,530)	$731,866
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	—	25,229	5,036	223,060	—	253,325
Deferred income tax provision	—	2,700	(876)	2,313	—	4,137
Share-based compensation expense	21,560	—	—	—	—	21,560
Equity earnings in affiliates	(791,824)	(724,042)	(363,664)	—	1,879,530	—
Hurricane losses and recoveries, net	—	—	—	(6,300)	—	(6,300)
Other	4,725	2,256	(272)	(1,786)	—	4,923
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	97	1,998	(133,109)	—	(131,014)
Other current assets	1	(404)	(699)	(12,586)	—	(13,688)
Accounts payable	17,305	2,781	(177)	33,837	—	53,746
Other current liabilities	1,469	48	251	68,392	—	70,160

Net cash provided by (used for) operating activities	(14,898)	40,268	5,515	957,830	—	988,715

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(477,205)	—	(193,746)	—	(670,951)
Other capital expenditures	—	—	(4,034)	(378,059)	—	(382,093)
Major maintenance expenditures	—	—	—	(69,017)	—	(69,017)
Accrued capital expenditures	—	6,334	—	24,766	—	31,100
Repayments from affiliates	—	—	—	21,562	(21,562)	—
Notes receivable from affiliates	(35,000)	—	27,896	(45,000)	52,104	—
Proceeds from sales of property and equipment	—	—	—	3,788	—	3,788
Proceeds from Smedvig disposition	691,261	—	—	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	18,036	—	27,966	—	46,002

Net cash provided by (used for) investing activities	656,261	(452,835)	23,862	(607,740)	30,542	(349,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	—	—	(135,000)	—	—	(135,000)
Payments of other long-term debt	—	—	(600,000)	(8,970)	—	(608,970)
Accounts receivable from affiliates	(714,996)	—	—	(47,541)	762,537	—
Accounts payable to affiliates	—	431,046	670,623	(339,132)	(762,537)	—
Note payable to affiliate	17,104	(21,562)	35,000	—	(30,542)	—
Net proceeds from employee stock transactions	21,186	—	—	—	—	21,186
Proceeds from issuance of senior notes, net of debt issuance costs	295,801	—	—	—	—	295,801
Dividends paid	(21,825)	—	—	—	—	(21,825)
Repurchases of ordinary shares	(250,132)	—	—	—	—	(250,132)

Net cash provided by (used for) financing activities	(652,862)	409,484	(29,377)	(395,643)	(30,542)	(698,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,499)	(3,083)	—	(45,553)	—	(60,135)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,458	$36	$—	$59,216	$—	$61,710

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
(In thousands)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$296,696	$223,677	$254,361	$332,776	$(810,814)	$296,696
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	—	—	6,087	235,665	—	241,752
Deferred income tax provision	—	—	—	36,207	—	36,207
Equity in income of joint venture	—	—	—	(3,194)	—	(3,194)
Distributions received from joint venture	—	—	—	2,194	—	2,194
Share-based compensation expense	7,377	—	—	—	—	7,377
Equity earnings in affiliates	(295,337)	(254,361)	(261,116)	—	810,814	—
Hurricane losses and recoveries, net	—	—	—	(29,759)	—	(29,759)
Other	—	—	(952)	4,234	—	3,282
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(1,177)	(66,917)	—	(68,094)
Accounts receivable from affiliates	(108,845)	—	66,266	—	42,579	—
Other current assets	19,918	—	979	(1,929)	—	18,968
Accounts payable	—	—	(569)	(1,826)	—	(2,395)
Accounts payable to affiliates	—	366	—	42,213	(42,579)	—
Other current liabilities	(1,455)	—	1,309	26,122	—	25,976

Net cash provided by (used for) operating activities	(81,646)	(30,318)	65,188	575,786	—	529,010

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	—	—	(212,050)	—	(212,050)
Other capital expenditures	—	—	(42)	(221,764)	—	(221,806)
Major maintenance expenditures	—	—	(146)	(79,517)	—	(79,663)
Repayments from affiliates	—	—	—	19,682	(19,682)	—
Loans to affiliates	—	—	(700,000)	(50,000)	750,000	—
Proceeds from sales of property and equipment	—	—	—	1,129	—	1,129
Purchase of remaining 50 percent equity interest in the Panon, net of cash acquired	—	—	—	(31,576)	—	(31,576)
Investment in Smedvig	(691,100)	—	—	—	—	(691,100)
Investment in marketable securities	—	—	—	(24,973)	—	(24,973)
Proceeds from sales and maturities of marketable securities	23,600	—	—	89,028	—	112,628

Net cash provided by (used for) investing activities	(667,500)	—	(700,188)	(510,041)	730,318	(1,147,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on credit facilities	—	—	700,000	—	—	700,000
Borrowings from affiliates	700,000	50,000	—	—	(750,000)	—
Payments on bank credit facilities	—	—	(65,000)	—	—	(65,000)
Payment of other long-term debt	—	(19,682)	—	(8,517)	19,682	(8,517)
Net proceeds from employee stock transactions	76,037	—	—	—	—	76,037
Dividends paid	(13,655)	—	—	—	—	(13,655)
Repurchases of ordinary shares	(7,409)	—	—	—	—	(7,409)

Net cash provided by (used for) financing activities	754,973	30,318	635,000	(8,517)	(730,318)	681,456

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,827	—	—	57,228	—	63,055

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,957	$—	$—	$107,888	$—	$121,845

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(In thousands)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,086	$93,889	$123,020	$138,219	$(355,128)	$146,086
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	—	—	7,674	201,449	—	209,123
Deferred income tax provision	—	—	—	5,022	—	5,022
Equity in income of joint venture	—	—	—	(3,931)	—	(3,931)
Distributions received from joint venture	—	—	—	2,700	—	2,700
Share-based compensation expense	5,753	—	—	—	—	5,753
Equity earnings in affiliates	(101,280)	(123,020)	(130,828)	—	355,128	—
Dissolution of rabbi trust	11,945	—	—	—	—	11,945
Other	—	(1,657)	(188)	(2,054)	—	(3,899)
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(4,290)	(51,498)	—	(55,788)
Accounts receivable from affiliates	(146,459)	—	21,674	—	124,785	—
Other current assets	6,180	—	5,806	(10,799)	—	1,187
Accounts payable	6	—	(1,806)	(2,364)	—	(4,164)
Accounts payable to affiliates	—	56,803	—	67,982	(124,785)	—
Other current liabilities	2,433	(8,064)	4,064	19,754	—	18,187

Net cash provided by (used for) operating activities	(75,336)	17,951	25,126	364,480	—	332,221

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	—	—	(110,548)	—	(110,548)
Other capital expenditures	—	—	334	(150,827)	—	(150,493)
Major maintenance expenditures	—	—	(460)	(72,488)	—	(72,948)
Repayments from affiliates	17,951	—	—	—	(17,951)	—
Proceeds from sales of property and equipment	—	—	—	2,135	—	2,135
Repayments from joint venture	—	—	—	2,295	—	2,295
Investment in marketable securities	(168,300)	—	—	(64,916)	—	(233,216)
Proceeds from sales and maturities of marketable securities	160,466	—	—	104,886	—	265,352

Net cash provided by (used for) investing activities	10,117	—	(126)	(289,463)	(17,951)	(297,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facility	—	—	(25,000)	—	—	(25,000)
Payment of other long-term debt	—	(17,951)	—	(52,933)	17,951	(52,933)
Net proceeds from employee stock transactions	79,072	—	—	—	—	79,072
Repurchases of ordinary shares	(39,714)	—	—	—	—	(39,714)

Net cash provided by (used for) financing activities	39,358	(17,951)	(25,000)	(52,933)	17,951	(38,575)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,861)	—	—	22,084	—	(3,777)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,991	—	—	28,576	—	62,567

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,130	$—	$—	$50,660	$—	$58,790

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          Noble’s Chief Executive Officer, President and Chief Operating Officer, Mark A. Jackson, and Noble’s Senior Vice President and Chief Financial Officer, Thomas L. Mitchell, have overseen and participated in an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Jackson and Mr. Mitchell have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the U.S. Securities Exchange Act of 1934, as amended.
          Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified. There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, the Company maintained effective internal control over financial reporting as of December 31, 2006.
          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006 as stated in their report which is provided in this annual report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in our proxy statement for the 2007 annual general meeting of members (the “2007 Proxy Statement”), set forth certain information with respect to the directors of Noble, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.
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
          The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2007 Proxy Statement set forth certain information with respect to the compensation of our management and Noble’s compensation committee report, and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The sections entitled “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2007 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of voting securities and equity securities of Noble, and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          The sections entitled “Additional Information Regarding the Board of Directors — Board Independence” and “Transactions with Related Persons” appearing in the 2007 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The section entitled “Auditors” appearing in the 2007 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated herein by reference.

PART IV
ITEM 1	5.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:
(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 37 and is incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:
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

NOBLE CORPORATION
Date: February 28, 2007	By:	/s/ MARK A. JACKSON
Mark A. Jackson, Chief Executive Officer,
President and Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ MARK A. JACKSON Mark A. Jackson	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ THOMAS L. MITCHELL	Senior Vice President and	February 28, 2007
Thomas L. Mitchell	Chief Financial Officer,
Treasurer and Controller
(Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY	Director	February 28, 2007
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN	Director	February 28, 2007
Lawrence J. Chazen

/s/ LUKE R. CORBETT	Director	February 28, 2007
Luke R. Corbett

/s/ JAMES C. DAY	Director	February 28, 2007
James C. Day

/s/ JULIE H. EDWARDS	Director	February 28, 2007
Julie H. Edwards

/s/ MARC E. LELAND	Director	February 28, 2007
Marc E. Leland

/s/ JACK E. LITTLE Jack E. Little	Director	February 28, 2007

/s/ MARY P. RICCIARDELLO	Director	February 28, 2007
Mary P. Ricciardello

/s/ WILLIAM A. SEARS	Director	February 28, 2007
William A. Sears

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger dated as of March 11, 2002 among Noble Corporation, Noble Cayman Acquisition Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation (included as Annex A to the proxy statement/prospectus that constitutes a part of the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.1	Memorandum of Association of the Registrant (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.2	Articles of Association of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005 and incorporated herein by reference).

4.1	Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to the Form 8-K of Noble Drilling Corporation dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.2 to Noble Drilling Corporation’s Form 8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.3	Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit B thereto (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

4.4	First Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of March 12, 2003 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2003 and incorporated herein by reference).

4.5	Second Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of June 9, 2005 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005 and incorporated herein by reference).

4.6	Third Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, effective as of February 3, 2006 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference).

4.7	Note Purchase Agreement dated as of December 21, 1998, by and among Noble Drilling (Jim Thompson) Inc., JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson) Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase Agreement (filed as Exhibit 4.24 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

Exhibit
Number	Exhibit

4.8	Indenture of First Naval Mortgage, dated as of December 21, 1998, made by Noble Drilling (Jim Thompson) Inc. in favor of JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.25 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.9	Parent Guaranty, dated as of December 21, 1998, by Noble Drilling Corporation in favor of JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.26 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.10	Credit Agreement, dated as of December 22, 2005, among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2005 and incorporated herein by reference).

4.11	First Amendment to Credit Agreement, dated as of February 17, 2006 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006 and incorporated herein by reference).

4.12	Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee (filed as Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.13	Amended and Restated Credit Agreement dated May 1, 2002 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation, Nordea Bank Norge ASA, New York Branch, as Administrative Agent, and the lenders named therein (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.14	First Amendment to Note Purchase Agreement and Consent, dated March 15, 2002, between Noble Drilling (Jim Thompson) Inc., each of the note purchasers thereunder and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.15	Amended and Restated Parent Guaranty, dated as April 25, 2002, by Noble Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation, in favor of JPMorgan Chase Bank, National Association, as trustee, for the benefit of the note purchasers under the Note Purchase Agreement and Consent with Noble Drilling (Jim Thompson) Inc. (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.16	Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit

4.17	Second Amendment, dated November 24, 2004, among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation, various lending institutions party to the Credit Agreement, Wells Fargo Bank, N.A. (as successor to Wells Fargo Bank Texas, National Association) and SunTrust Bank, as Documentation Agents, The Bank of Tokyo-Mitsubishi, Ltd. and Westdeutsche Landesbank Girozentrale, New York Branch, as Syndication Agents, The Bank of Tokyo-Mitsubishi, Ltd. and Nordea Bank Finland Plc, New York Branch, as Co-Lead Arrangers, Nordea Bank Finland Plc, as Bookrunner, and Nordea Bank Finland Plc, New York Branch (as the replacement Administrative Agent to Nordea Bank Norge ASA, New York Branch, as successor by merger to Christiania Bank og Kreditkasse ASA, New York Branch), as Administrative Agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 30, 2004 and incorporated herein by reference).

4.18	Second Amendment to Credit Agreement, dated as of March 2, 2006 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2006 and incorporated herein by reference).

4.19	Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.20	First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JPMorgan Chase Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.21	Specimen Note for the 5.875% Senior Notes due 2013 of Noble Corporation (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

10.1*	Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.2*	Amendment No. 4 to the Noble Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.3*	Noble Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference).

10.4*	Amendment, effective as of May 1, 2002, to the Noble Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.5*	Noble Corporation’s Short Term Incentive Plan (revised April 2006) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2006 and incorporated herein by reference).

10.6*	Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.7*	Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

Exhibit
Number	Exhibit

10.8*	Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.9*	Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.10	Guarantee dated August 26, 1994 between Noble Drilling Corporation and Hibernia Management and Development Company Ltd. (filed as Exhibit 10.45 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.11*	Form of Indemnity Agreement entered into between Noble Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.12*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.13*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.14*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.15*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.17*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.18*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Robert D. Campbell (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.19*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Robert D. Campbell (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.20*	Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.21*	Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.22*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.23*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.24*	Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.25*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.26*	Form of Noble Corporation Restricted Share Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.27*	Employment Agreement, dated as of September 26, 2005, by and between Noble Drilling Corporation and Bruce W. Busmire (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2005 and incorporated herein by reference).

10.28*	Parent Guaranty by Noble Corporation, dated as of September 26, 2005, of Employment Agreement by and between Noble Drilling Corporation and Bruce W. Busmire (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2005 and incorporated herein by reference).

10.29	Share Purchase Agreement between Noble Corporation and Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS, dated December 12, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference).

10.30	Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.31	Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.32	Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.33*	Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated April 27, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2006 and incorporated herein by reference).

10.34*	Summary of Noble Corporation Directors’ Compensation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2006 and incorporated herein by reference).

10.35*	Employment Agreement, dated as of October 27, 2006, by and between Noble Drilling Corporation and Thomas L. Mitchell.

10.36*	Parent Guaranty by Noble Corporation, dated as of October 27, 2006, of Employment Agreement by and between Noble Drilling Corporation and Thomas L. Mitchell.

10.37*	Separation Agreement, dated as of March 17, 2006, by and between Noble Corporation and Bruce W. Busmire.

14.1	Noble Corporation Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Mark A. Jackson Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell Pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.