Form 10-Q
period 2007-03-31
NOBLE CORP
filed 2007-05-10
CIK 1169055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Yes ☐ No ☑
          Number of Ordinary Shares outstanding at May 3, 2007: 134,022,769

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,113	$61,710
Accounts receivable	461,547	408,241
Insurance receivables	39,717	54,191
Inventories	4,642	4,461
Prepaid expenses	22,941	20,491
Other current assets	26,106	20,886

Total current assets	632,066	569,980

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	5,428,410	5,215,477
Other	76,690	71,870

	5,505,100	5,287,347
Accumulated depreciation	(1,476,242)	(1,428,954)

	4,028,858	3,858,393

OTHER ASSETS	159,704	157,541

	$4,820,628	$4,585,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$9,800	$9,629
Accounts payable	138,897	196,111
Accrued payroll and related costs	88,225	93,251
Taxes payable	95,666	52,793
Interest payable	7,883	9,683
Other current liabilities	68,217	64,793

Total current liabilities	408,688	426,260

LONG-TERM DEBT	766,965	684,469
DEFERRED INCOME TAXES	222,315	219,521
OTHER LIABILITIES	51,585	34,019

	1,449,553	1,364,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(7,439)	(7,348)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 133,994 shares issued and outstanding in 2007; 134,592 shares issued and outstanding in 2006	13,400	13,459
Capital in excess of par value	710,703	789,354
Retained earnings	2,673,967	2,446,056
Accumulated other comprehensive loss	(19,556)	(19,876)

	3,378,514	3,228,993

	$4,820,628	$4,585,914

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES
Contract drilling services	$576,915	$408,347
Reimbursables	31,143	23,072
Labor contract drilling services	36,555	26,516
Engineering, consulting and other	1,811	3,980

	646,424	461,915

OPERATING COSTS AND EXPENSES
Contract drilling services	196,842	160,864
Reimbursables	27,546	20,052
Labor contract drilling services	28,403	21,938
Engineering, consulting and other	3,641	3,271
Depreciation and amortization	64,465	59,361
Selling, general and administrative	14,226	10,285
Hurricane losses and recoveries, net	—	(4,404)

	335,123	271,367

OPERATING INCOME	311,301	190,548

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(1,504)	(12,479)
Other, net	1,158	2,342

INCOME BEFORE INCOME TAXES	310,955	180,411
INCOME TAX PROVISION	(60,635)	(35,180)

NET INCOME	$250,320	$145,231

NET INCOME PER SHARE:
Basic	$1.87	$1.06
Diluted	$1.86	$1.05
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250,320	$145,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,465	59,361
Deferred income tax provision	2,794	—
Share-based compensation expense	7,340	5,395
Hurricane losses and recoveries, net	—	(4,404)
Other	2,903	(2,284)
Other changes in current assets and liabilities:
Accounts receivable	(53,306)	(55,277)
Other current assets	5,795	(15,680)
Accounts payable	(49,536)	(3,424)
Other current liabilities	39,471	22,185

Net cash provided by operating activities	270,246	151,103

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(115,049)	(114,092)
Other capital expenditures	(103,216)	(76,704)
Major maintenance expenditures	(18,413)	(24,426)
Accrued capital expenditures	9,627	—
Proceeds from sales and maturities of marketable securities	—	6,582

Net cash used for investing activities	(227,051)	(208,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank credit facilities	170,000	—
Payments on bank credit facilities	(85,000)	—
Payments of other long-term debt	(2,345)	(4,408)
Net proceeds from employee stock transactions	(481)	6,529
Dividends paid	(5,409)	(5,486)
Repurchases of ordinary shares	(104,557)	—

Net cash used for financing activities	(27,792)	(3,365)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,403	(60,902)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,710	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,113	$60,943

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Ordinary Shares		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2006	134,592	$13,459	$789,354	$2,446,056	$(19,876)	$3,228,993

Share-based compensation:
Share-based compensation	617	62	7,576	—	—	7,638
Contribution to employee benefit plans	19	2	1,383	—	—	1,385
Exercise of stock options	106	11	3,214	—	—	3,225
Restricted shares surrendered for withholding taxes or forfeited	(140)	(14)	(3,692)	—	—	(3,706)

Repurchases of ordinary shares	(1,200)	(120)	(87,132)	—	—	(87,252)
Net income	—	—	—	250,320	—	250,320
Dividends paid ($0.04 per share)	—	—	—	(5,409)	—	(5,409)
Adoption of FIN 48				(17,000)	—	(17,000)
Other comprehensive income	—	—	—	—	320	320

Balance at March 31, 2007	133,994	$13,400	$710,703	$2,673,967	$(19,556)	$3,378,514

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET INCOME	$250,320	$145,231

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	762	1,429
Unrealized holding gain on securities	—	19,477
Foreign currency forward contract activity	(829)	1,196
Settlement of interest rate swaps	—	2,509
Amortization of deferred pension plan amounts	387	—

Other comprehensive income	320	24,611

COMPREHENSIVE INCOME	$250,640	$169,842

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Noble Corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission as they pertain to Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2006 presented herein is derived from the December 31, 2006 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
     Certain prior-period amounts have been reclassified to conform with the current year presentation.
NOTE 2 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted average shares outstanding for net income per share computations for the three-month periods ended March 31, 2007 and 2006 (shares in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted-average shares outstanding — basic	133,561	136,721

Effect of potentially dilutive shares:
Stock options	1,176	1,485
Time-vested restricted stock	16	203
Performance-vested restricted stock	47	46

Weighted-average shares outstanding — diluted	134,800	138,455

Net income — basic and diluted	$250,320	$145,231

Net income per share:
Basic	$1.87	$1.06
Diluted	$1.86	$1.05
     For the periods presented, there were no adjustments to net income for purposes of calculating basic or diluted net income per share. The computation of diluted net income per share for the three-month periods ended March 31, 2007 and 2006 does not include stock options and restricted stock totaling 850,928 and 126,000 shares, respectively, because they were antidilutive.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 3 — PROPERTY AND EQUIPMENT
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the three months ended March 31, 2007 and 2006 was $12.1 million and $6.9 million, respectively.
     Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All damaged rigs returned to work by April 2006. During the three months ended March 31, 2006, we recorded $4.4 million in loss of hire insurance for one of our rigs that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Our insurance receivables at March 31, 2007 relating to claims for hurricane damage were $39.7 million. It is anticipated that additional claims for physical damage as well as loss of hire on four rigs will be made, although no assurance can be made as to the amounts ultimately collectible under our insurance policies.
NOTE 4 — DEBT
     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”). The Bank Credit Agreement has an initial term of five years and replaced Noble Drilling Corporation’s (“Noble Drilling”) $300 million unsecured revolving bank credit facility. Noble Drilling has issued a guaranty of the obligations under the Bank Credit Agreement. Pursuant to the terms of the Bank Credit Agreement, Noble may, subject to certain conditions, elect to increase the maximum amount available under the Bank Credit Agreement from $600 million up to an amount not to exceed $800 million. Noble may, subject to certain conditions, also request that the term of the Bank Credit Agreement be extended for up to two additional one-year periods. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Bank Credit Agreement) plus the Applicable Margin (as defined in the Bank Credit Agreement), which is 0.235 percent based on Noble’s current credit ratings, or (ii) at the base rate, determined as the greater of the prime rate for U.S. dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Bank Credit Agreement contains various covenants, including a debt to total tangible capitalization covenant, and restrictions on incurring additional indebtedness and additional liens. At March 31, 2007, we had borrowings of $85 million outstanding under the Bank Credit Agreement. The interest rate under the Bank Credit Agreement, which adjusts periodically with LIBOR, was 5.565 percent at March 31, 2007.
NOTE 5 — INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109. As a result of the initial adoption of FIN 48, the Company recognized an additional reserve for uncertain tax positions and a corresponding reduction of retained earnings totaling $17 million. After the adoption of FIN 48, the Company had $31.7 million (net of related tax benefits of $3.2 million) of reserves for uncertain tax positions, including estimated accrued interest and penalties totaling $6.6 million, which are included in Other Liabilities in the Consolidated Balance Sheet. Should any portion of these reserves for uncertain tax positions not be incurred, the effective tax rate would be reduced when the uncertainty is removed.
     We include as a component of our income tax provision potential accrued interest and penalties related to recognized tax contingencies within our global operations.
     The Company does not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.
     We conduct business globally and, as a result, we file numerous income tax returns in U.S. and international jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Denmark, Mexico, Nigeria, Norway,

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Qatar, Singapore, The Netherlands, the United Kingdom and the United States. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and international income tax examinations for years before 2000.
NOTE 6 — EMPLOYEE BENEFIT PLANS
     Pension costs include the following components:

	Three Months Ended March 31,
	2007		2006
	International	Domestic	International	Domestic
Service cost	$1,270	$1,665	$776	$1,357
Interest cost	1,020	1,495	792	1,236
Return on plan assets	(1,131)	(1,650)	(899)	(1,449)
Amortization of prior service cost	—	99	—	84
Amortization of transition obligation	54	—	39	—
Recognized net actuarial loss	54	380	88	344

Net pension expense	$1,267	$1,989	$796	$1,572

     In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA could significantly impact pension funding calculations and requires that pension plans become fully funded over a seven-year period beginning in 2008. We anticipate that the PPA will increase the amount we are allowed to contribute to our domestic pension plans in the near term; however, the PPA and existing U.S. Internal Revenue Service (“IRS”) regulations presently conflict. The IRS regulations limit the amount of the deductible pension plan contributions and, in certain circumstances, provide for the assessment of an excise tax on excess contributions. We are evaluating the PPA and its impact on our pension plan funding for 2007.
     During the three months ended March 31, 2007, we made contributions to our pension plans totaling $0.7 million. We expect to contribute, subject to applicable law, an aggregate of $15 million to $20 million to our pension plans in 2007.
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At March 31, 2007, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $21.0 million.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and the Company maintains forward currency contracts settling monthly for these currencies. The Euro-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 57 percent and nine percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward currency contracts settling in the remainder of 2007 represent approximately 51 percent of our forecasted British Pound requirements. The notional amounts of forward currency contracts outstanding at March

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
31, 2007 were approximately 31.4 million Euros and 16.8 million British Pounds. The aggregate notional amount of these forward currency contracts, expressed in U.S. dollars, was $72.8 million at March 31, 2007.
     All of the above foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair market value of those derivative instruments is included in Other Current Assets or Other Current Liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. The fair market value of outstanding forward currency contracts was $2.4 million at March 31, 2007. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three-month periods ended March 31, 2007 and 2006 related to these derivative instruments.
     The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in Accumulated Other Comprehensive Income (Loss) and related activity is as follows:

	Three Months Ended March 31,
	2007	2006
Net unrealized gain (loss) at beginning of period	$3,217	$(3,906)
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(1,220)	932
Net unrealized gain on outstanding foreign currency forward contracts	391	264
Settlement of interest rate swaps	—	2,509

Net unrealized gain (loss) at March 31	$2,388	$(201)

NOTE 8 — COMMITMENTS AND CONTINGENCIES
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.5 million and a customs bond in the amount of $22.3 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $17.4 million plus interest related to a 1997 alleged import and (b) $19.8 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $0.5 million against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and thereby overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In April 2007, the Division Bench of the Bombay High Court ruled that the Commissioner’s appeal is maintainable and directed that the appeal be scheduled for a hearing in the Bombay High Court in June 2007. In connection with this ruling, the Division Bench ordered that for the time being the customs bond and the bank guarantee should continue to remain in place. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments which we have not accrued for will not have a material adverse effect on our consolidated financial statements. Effective January 1, 2007, we recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. See Note 5 of the condensed consolidated financial statements for a discussion of our adoption of FIN 48.
     Certain of our international income tax returns have been examined for the 2002 and 2003 periods and audit claims have been assessed for approximately $20 million (including interest and penalties). We believe audit claims of an additional $13 million to $18 million attributable to other business tax returns may be assessed against the Company. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is a greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
     In August 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in two lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous other companies (not affiliated with Noble) as co-defendants. In December 2004, such subsidiary was served as a named defendant in a third lawsuit filed in Mississippi Circuit Court. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, amended complaints recently filed by plaintiffs reflect that only approximately 18 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. Of these 18, only 14 served amended complaints on our subsidiary by the applicable deadline. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.
     Noble and Noble Drilling Services Inc., an indirect, wholly-owned subsidiary of Noble, were named as defendants in a lawsuit filed on February 16, 2007 by Transocean Offshore Deepwater Drilling Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual activity drilling design of one of the Company’s deepwater semisubmersibles upgraded in a U.S. shipyard infringes claims in certain U.S. patents owned by Transocean. The lawsuit seeks damages, royalties and attorney’s fees, together with an injunction against the alleged infringement. The resolution of this lawsuit, whether through the disposition of the pending litigation, the modification of our semisubmersible, the settlement of the plaintiff’s claims, or otherwise, will not, in the opinion of management, have a material adverse effect on our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
     Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our 2007 and future capital expenditure programs, we have entered into certain commitments, including outstanding purchase commitments of approximately $1.0 billion at March 31, 2007.
NOTE 9 — SEGMENT AND RELATED INFORMATION
     We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include international and domestic contract drilling services. Although our segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Each of our drilling rigs is considered by us to be an operating segment within our international and domestic contract drilling services reportable segments, and these operating segments are aggregated to comprise

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
our international and domestic contract drilling services reportable segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
     Our international contract drilling services segment provides contract drilling services in the Middle East, India, Mexico, the North Sea, Brazil and West Africa. Our domestic contract drilling services segment provides contract drilling services in the U.S. Gulf of Mexico.
     We evaluate the performance of our operating segments based on operating revenues and net income. Summarized financial information of our reportable segments for the three months ended March 31, 2007 and 2006 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. Effective January 1, 2007, the Company’s 30 percent net profit interest in the Noble Kolskaya, operated through a bareboat charter which expires in July 2008, is reported in labor contract drilling services in our Consolidated Statements of Income. The related prior period amounts have been reclassified to conform with the current presentation.

	International	Domestic
	Contract	Contract
	Drilling	Drilling
	Services	Services	Other	Total
Three Months Ended March 31, 2007

Revenues from external customers	$445,559	$151,355	$49,510	$646,424
Depreciation and amortization	48,071	13,738	2,656	64,465
Segment operating income	213,529	93,994	3,778	311,301
Interest expense, net of amount capitalized	499	867	138	1,504
Income tax provision (benefit)	30,612	32,775	(2,752)	60,635
Segment profit	183,108	60,355	6,857	250,320
Total assets (at end of period)	2,860,588	1,630,444	329,596	4,820,628
Capital expenditures	79,756	116,014	40,908	236,678

Three Months Ended March 31, 2006

Revenues from external customers	$284,810	$141,868	$35,237	$461,915
Depreciation and amortization	45,768	12,540	1,053	59,361
Segment operating income	101,935	86,486	2,127	190,548
Interest expense, net of amount capitalized	6,240	3,750	2,489	12,479
Income tax provision (benefit)	9,759	27,366	(1,945)	35,180
Segment profit (loss)	85,644	59,728	(141)	145,231
Total assets (at end of period)	2,290,268	1,331,874	924,175	4,546,317
Capital expenditures	117,535	81,557	16,130	215,222
NOTE 10 — ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 11 — SUBSEQUENT EVENT
     On April 30, 2007, James C. Day retired from Noble and its board of directors, consistent with the Company’s previous announcement. On April 26, 2007, Noble and Mr. Day entered into a Transition Consulting Services Agreement providing for not more than a specified level of consulting services to the Company over a two year period in return for $0.5 million, plus reasonable expenses, payable in equal monthly amounts over the two year period. The compensation committee of the board of directors of Noble has exercised its discretion pursuant to the terms of the Noble Corporation 1991 Stock Option and Restricted Stock Plan to accelerate, effective with Mr. Day’s retirement, the vesting of 19,593 time-vested restricted shares of Noble held by Mr. Day that had not vested on or before April 30, 2007. Additionally, non-vested stock options held by Mr. Day fully vested according to their terms.
     The board of directors of Noble also approved a charitable gift of $1.5 million to the capital campaign of the University of Oklahoma College of Earth and Energy in recognition of Mr. Day’s service to the Company.
     The Company estimates that the retirement of Mr. Day will result in a charge to earnings in the second quarter of 2007 of approximately $3.2 million after-tax ($0.02 per diluted share). This charge includes the accelerated vesting of time-vested restricted stock and the charitable gift described above as well as the effect of stock options under outstanding agreements vesting according to their terms.
NOTE 12 — GUARANTEES OF REGISTERED SECURITIES
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling. These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at March 31, 2007 were $150.0 million and $201.7 million, respectively. Noble Drilling is a corporation wholly-owned by direct and indirect subsidiaries of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
     In connection with the issuance of Noble’s 5.875% Senior Notes in 2006, Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at March 31, 2007 was $299.8 million.
     The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
March 31, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,258	$22	$—	$66,833	$—	$77,113
Accounts receivable	—	7,314	12,047	442,186	—	461,547
Insurance receivables	—	—	—	39,717	—	39,717
Inventories	—	—	—	4,642	—	4,642
Prepaid expenses	—	214	324	22,403	—	22,941
Accounts receivable from affiliates	550,287	—	505,269	—	(1,055,556)	—
Other current assets	—	8	1,001	94,275	(69,178)	26,106

Total current assets	560,545	7,558	518,641	670,056	(1,124,734)	632,066

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,114,851	108,962	4,204,597	—	5,428,410
Other	—	—	—	76,690	—	76,690

	—	1,114,851	108,962	4,281,287	—	5,505,100
Accumulated depreciation	—	(65,766)	(61,333)	(1,349,143)	—	(1,476,242)

	—	1,049,085	47,629	2,932,144	—	4,028,858

NOTES RECEIVABLE FROM AFFILIATES	546,835	—	44,159	662,165	(1,253,159)	—
INVESTMENTS IN AFFILIATES	2,702,848	3,229,328	2,515,613	—	(8,447,789)	—
OTHER ASSETS	4,157	5,119	3,412	147,016	—	159,704

	$3,814,385	$4,291,090	$3,129,454	$4,411,381	$(10,825,682)	$4,820,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$45,000	$24,178	$—	$9,800	$(69,178)	$9,800
Accounts payable	—	3,004	2,038	133,855	—	138,897
Accrued payroll and related costs	—	(95)	16,897	71,423	—	88,225
Taxes payable	—	—	—	95,666	—	95,666
Interest payable	6,098	7,776	2,123	(8,114)	—	7,883
Accounts payable to affiliates	—	707,024	—	348,532	(1,055,556)	—
Other current liabilities	—	3	1,696	66,518	—	68,217

Total current liabilities	51,098	741,890	22,754	717,680	(1,124,734)	408,688

LONG-TERM DEBT	384,773	—	351,674	30,518	—	766,965
NOTES PAYABLE TO AFFILIATES	—	627,165	35,000	590,994	(1,253,159)	—
DEFERRED INCOME TAXES	—	—	13,388	208,927	—	222,315
OTHER LIABILITIES	—	1,043	3,771	46,771	—	51,585

	435,871	1,370,098	426,587	1,594,890	(2,377,893)	1,449,553

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(7,439)	—	(7,439)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,400	—	—	—	—	13,400
Capital in excess of par value	710,703	1,149,965	870,744	90,968	(2,111,677)	710,703
Retained earnings	2,673,967	1,771,027	1,832,297	2,752,518	(6,355,842)	2,673,967
Accumulated other comprehensive income (loss)	(19,556)	—	(174)	(19,556)	19,730	(19,556)

	3,378,514	2,920,992	2,702,867	2,823,930	(8,447,789)	3,378,514

	$3,814,385	$4,291,090	$3,129,454	$4,411,381	$(10,825,682)	$4,820,628

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,458	$36	$—	$59,216	$—	$61,710
Accounts receivable	—	4,032	6,613	397,596	—	408,241
Insurance receivables	—	—	—	54,191	—	54,191
Inventories	—	—	—	4,461	—	4,461
Prepaid expenses	—	827	709	18,955	—	20,491
Accounts receivable from affiliates	582,991	—	514,851	—	(1,097,842)	—
Other current assets	1	—	311	44,200	(23,626)	20,886

Total current assets	585,450	4,895	522,484	578,619	(1,121,468)	569,980

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,045,324	103,625	4,066,528	—	5,215,477
Other	—	—	—	71,870	—	71,870

	—	1,045,324	103,625	4,138,398	—	5,287,347
Accumulated depreciation	—	(60,265)	(60,307)	(1,308,382)	—	(1,428,954)

	—	985,059	43,318	2,830,016	—	3,858,393

NOTES RECEIVABLE FROM AFFILIATES	501,835	—	9,159	657,035	(1,168,029)	—
INVESTMENTS IN AFFILIATES	2,456,632	2,991,648	2,420,467	—	(7,868,747)	—
OTHER ASSETS	3,613	4,963	3,507	145,458	—	157,541

	$3,547,530	$3,986,565	$2,998,935	$4,211,128	$(10,158,244)	$4,585,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$—	$—	$33,255	$(23,626)	$9,629
Accounts payable	17,305	11,513	1,628	165,665	—	196,111
Accrued payroll and related costs	—	45	16,909	76,297	—	93,251
Taxes payable	—	—	—	52,793	—	52,793
Interest payable	1,469	—	7,453	761	—	9,683
Accounts payable to affiliates	—	638,638	—	459,204	(1,097,842)	—
Other current liabilities	—	3	1,140	63,650	—	64,793

Total current liabilities	18,774	650,199	27,130	851,625	(1,121,468)	426,260

LONG-TERM DEBT	299,763	—	351,672	33,034	—	684,469
NOTES PAYABLE TO AFFILIATES	—	657,035	—	510,994	(1,168,029)	—
DEFERRED INCOME TAXES	—	—	12,140	207,381	—	219,521
OTHER LIABILITIES	—	1,043	2,099	30,877	—	34,019

	318,537	1,308,277	393,041	1,633,911	(2,289,497)	1,364,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(7,348)	—	(7,348)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,459	—	—	—	—	13,459
Capital in excess of par value	789,354	1,149,965	870,744	98,562	(2,119,271)	789,354
Retained earnings	2,446,056	1,528,323	1,735,314	2,505,879	(5,769,516)	2,446,056
Accumulated other comprehensive loss	(19,876)	—	(164)	(19,876)	20,040	(19,876)

	3,228,993	2,678,288	2,605,894	2,584,565	(7,868,747)	3,228,993

	$3,547,530	$3,986,565	$2,998,935	$4,211,128	$(10,158,244)	$4,585,914

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$16,591	$13,081	$547,243	$—	$576,915
Reimbursables	—	139	226	30,778	—	31,143
Labor contract drilling services	—	—	—	36,555	—	36,555
Engineering, consulting and other	—	9,977	—	1,805	(9,971)	1,811

	—	26,707	13,307	616,381	(9,971)	646,424

OPERATING COSTS AND EXPENSES
Contract drilling services	5,522	6,504	7,236	187,551	(9,971)	196,842
Reimbursables	—	115	226	27,205	—	27,546
Labor contract drilling services	—	—	—	28,403	—	28,403
Engineering, consulting and other	—	—	—	3,641	—	3,641
Depreciation and amortization	—	6,278	1,584	56,603	—	64,465
Selling, general and administrative	2,065	966	330	10,865	—	14,226

	7,587	13,863	9,376	314,268	(9,971)	335,123

OPERATING INCOME (LOSS)	(7,587)	12,844	3,931	302,113	—	311,301

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	263,216	246,396	115,067	—	(624,679)	—
Interest expense, net of amount capitalized	(5,607)	(11,843)	(7,329)	10,636	12,639	(1,504)
Other, net	9	—	—	13,788	(12,639)	1,158

INCOME BEFORE INCOME TAXES	250,031	247,397	111,669	326,537	(624,679)	310,955
INCOME TAX (PROVISION) BENEFIT	289	4,023	(274)	(64,673)	—	(60,635)

NET INCOME	$250,320	$251,420	$111,395	$261,864	$(624,679)	$250,320

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$9,420	$8,839	$390,088	$—	$408,347
Reimbursables	—	145	26	22,901	—	23,072
Labor contract drilling services	—	—	—	26,516	—	26,516
Engineering, consulting and other	—	12,600	—	3,980	(12,600)	3,980

	—	22,165	8,865	443,485	(12,600)	461,915

OPERATING COSTS AND EXPENSES
Contract drilling services	3,573	4,649	1,594	163,648	(12,600)	160,864
Reimbursables	—	98	26	19,928	—	20,052
Labor contract drilling services	—	—	—	21,938	—	21,938
Engineering, consulting and other	—	—	—	3,271	—	3,271
Depreciation and amortization	—	6,213	1,343	51,805	—	59,361
Selling, general and administrative	1,763	509	169	7,844	—	10,285
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)

	5,336	11,469	3,132	264,030	(12,600)	271,367

OPERATING INCOME (LOSS)	(5,336)	10,696	5,733	179,455	—	190,548

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	150,430	133,355	82,614	—	(366,399)	—
Interest expense, net of amount capitalized	(3)	(13,462)	(18,328)	8,032	11,282	(12,479)
Other, net	140	151	(12,202)	25,535	(11,282)	2,342

INCOME BEFORE INCOME TAXES	145,231	130,740	57,817	213,022	(366,399)	180,411
INCOME TAX (PROVISION) BENEFIT	—	3,837	8,679	(47,696)	—	(35,180)

NET INCOME	$145,231	$134,577	$66,496	$165,326	$(366,399)	$145,231

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250,320	$251,420	$111,395	$261,864	$(624,679)	$250,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,278	1,584	56,603	—	64,465
Deferred income tax provision	—	—	1,248	1,546	—	2,794
Share-based compensation expense	7,340	—	—	—	—	7,340
Equity earnings in affiliates	(263,216)	(246,396)	(115,067)	—	624,679	—
Other	(224)	457	1,372	1,298	—	2,903
Other changes in current assets and liabilities:
Accounts receivable	—	(3,282)	(5,433)	(44,591)	—	(53,306)
Other current assets	1	(8)	690	5,112	—	5,795
Accounts payable	(12,676)	(2,175)	410	(35,095)	—	(49,536)
Other current liabilities	—	(140)	(4,786)	44,397	—	39,471

Net cash provided by (used for) operating activities	(18,455)	6,154	(8,587)	291,134	—	270,246

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(69,527)	—	(45,522)	—	(115,049)
Other capital expenditures	—	(932)	(5,336)	(96,948)	—	(103,216)
Major maintenance expenditures	—	—	—	(18,413)	—	(18,413)
Accrued capital expenditures	—	(6,334)	—	15,961	—	9,627
Repayments from affiliates	—	—	—	5,692	(5,692)	—

Net cash used for investing activities	—	(76,793)	(5,336)	(139,230)	(5,692)	(227,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facilities	85,000	—	85,000	—	—	170,000
Payments on bank credit facilities	—	—	(85,000)	—	—	(85,000)
Payments of other long-term debt	—	—	—	(2,345)	—	(2,345)
Accounts receivable from affiliates	51,702	—	13,923	—	(65,625)	—
Accounts payable to affiliates	—	76,317	—	(141,942)	65,625	—
Note payable to affiliate	—	(5,692)	—	—	5,692	—
Net proceeds from employee stock transactions	(481)	—	—	—	—	(481)
Dividends paid	(5,409)	—	—	—	—	(5,409)
Repurchases of ordinary shares	(104,557)	—	—	—	—	(104,557)

Net cash provided by (used for) financing activities	26,255	70,625	13,923	(144,287)	5,692	(27,792)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,800	(14)	—	7,617	—	15,403
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,258	$22	$—	$66,833	$—	$77,113

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,231	$134,577	$66,496	$165,326	$(366,399)	$145,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,213	1,343	51,805	—	59,361
Loss on sales of marketable securities	—	—	—	50	—	50
Share-based compensation expense	5,395	—	—	—	—	5,395
Equity earnings in affiliates	(150,430)	(133,355)	(82,614)	—	366,399	—
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)
Other	—	381	(6,320)	3,605	—	(2,334)
Other changes in current assets and liabilities:
Accounts receivable	—	(807)	(289)	(54,181)	—	(55,277)
Other current assets	(1,995)	51	—	(13,736)	—	(15,680)
Accounts payable	—	95	120	(3,639)	—	(3,424)
Other current liabilities	—	10,989	3,625	7,571	—	22,185

Net cash provided by (used for) operating activities	(1,799)	18,144	(17,639)	152,397	—	151,103

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(86,357)	—	(27,735)	—	(114,092)
Other capital expenditures	—	—	(325)	(76,379)	—	(76,704)
Major maintenance expenditures	—	—	(42)	(24,384)	—	(24,426)
Repayments from affiliates	—	—	—	5,189	(5,189)	—
Investment in marketable securities	—	2,603	—	(2,603)	—	—
Proceeds from sales and maturities of marketable securities	—	—	—	6,582	—	6,582

Net cash used for investing activities	—	(83,754)	(367)	(119,330)	(5,189)	(208,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of other long-term debt	—	(5,189)	—	(4,408)	5,189	(4,408)
Accounts receivable from affiliates	(8,133)	—	18,006	—	(9,873)	—
Accounts payable to affiliates	—	67,890	—	(77,763)	9,873	—
Net proceeds from employee stock transactions	6,529	—	—	—	—	6,529
Dividends paid	(5,486)	—	—	—	—	(5,486)

Net cash provided by (used for) financing activities	(7,090)	62,701	18,006	(82,171)	5,189	(3,365)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,889)	(2,909)	—	(49,104)	—	(60,902)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,068	$210	$—	$55,665	$—	$60,943

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position at March 31, 2007, and our results of operations for the three months ended March 31, 2007 and 2006. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $65.15 per barrel during 2006, or 20 percent higher than the average Brent oil price of $54.44 per barrel during 2005, following a 42 percent increase over 2004. The average Brent oil price moderated in the first quarter of 2007, averaging $57.76 per barrel.
     Natural gas prices domestically averaged $8.82 per thousand cubic feet (average Henry Hub closing bidweek price) in 2005, a 20-year high. Natural gas prices moderated during 2006, averaging $6.73 per thousand cubic feet, which was 24 percent lower than 2005. During the first three months of 2007, natural gas prices have averaged $7.31 per thousand cubic feet, five percent lower than the $7.70 average price in the first three months of 2006. The Company does not have significant exposure to the U.S. natural gas markets since only three submersibles are currently deployed in the shallow waters of the U.S. Gulf of Mexico.
     At April 12, 2007, approximately 91 percent of our operating days were committed under contract for 2007, approximately 62 percent for 2008 and approximately 32 percent for 2009. At April 12, 2007, contracted backlog totaled approximately $7.3 billion.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services would have an adverse effect on our results of operations.
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. During 2007, execution of this strategy resulted in the signing of a letter of intent for a two-year drilling contract for the Noble Jim Day, formerly named the Noble Bingo 9000 Rig 4, a 12,000 foot dynamically positioned semisubmersible. The letter of intent is contingent upon the negotiation and execution of a definitive drilling contract mutually acceptable to Noble and the operator, including provisions regarding delivery date, mobilization, rig acceptance criteria, and timing and rates for an option in favor of the operator to extend the primary term from two years to four years. The Noble Jim Day is being constructed in Singapore with delivery expected in the fourth quarter of 2009. The Company has seven rigs under construction, resulting in newbuild capital expenditures of $115 million in the first three months of 2007.
RESULTS OF OPERATIONS
  Hurricane Losses and Recoveries
     Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All damaged units returned to work by April 2006. During the three months ended March 31, 2006, we recorded $4.4 million in loss of hire insurance for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Our insurance receivables at March 31, 2007 relating to claims for hurricane damage were $39.7 million. It is anticipated that additional claims for physical damage as well as loss of hire on four rigs will be made, although no assurance can be made as to the amounts ultimately collectible under our insurance policies.
For the Three Months Ended March 31, 2007 and 2006
  General
     Net income for the three months ended March 31, 2007 (the “Current Quarter”) was $250.3 million, or $1.86 per diluted share, on operating revenues of $646.4 million, compared to net income for the three months ended March 31, 2006 (the “Comparable Quarter”) of $145.2 million, or $1.05 per diluted share, on operating revenues of $461.9 million.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 9 of the condensed consolidated financial statements):

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Three Months Ended March 31, 2007

Operating Revenues:
Contract drilling services	$429,478	$147,437	$—	$576,915
Reimbursables	15,989	3,780	11,374	31,143
Labor contract drilling services	—	—	36,555	36,555
Engineering, consulting and other	92	138	1,581	1,811

	445,559	151,355	49,510	646,424

Operating Costs and Expenses:
Contract drilling services	160,124	36,718	—	196,842
Reimbursables	13,284	3,655	10,607	27,546
Labor contract drilling services	—	—	28,403	28,403
Engineering, consulting and other	161	(20)	3,500	3,641
Depreciation and amortization	48,071	13,738	2,656	64,465
Selling, general and administrative	10,390	3,270	566	14,226

	232,030	57,361	45,732	335,123

Operating Income	$213,529	$93,994	$3,778	$311,301

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Three Months Ended March 31, 2006

Operating Revenues:
Contract drilling services	$272,871	$135,476	$—	$408,347
Reimbursables	11,490	6,229	5,353	23,072
Labor contract drilling services	—	—	26,516	26,516
Engineering, consulting and other	449	163	3,368	3,980

	284,810	141,868	35,237	461,915

Operating Costs and Expenses:
Contract drilling services	122,887	37,977	—	160,864
Reimbursables	8,792	6,073	5,187	20,052
Labor contract drilling services	—	—	21,938	21,938
Engineering, consulting and other	(35)	(110)	3,416	3,271
Depreciation and amortization	45,768	12,540	1,053	59,361
Selling, general and administrative	5,463	3,306	1,516	10,285
Hurricane losses and recoveries, net	—	(4,404)	—	(4,404)

	182,875	55,382	33,110	271,367

Operating Income	$101,935	$86,486	$2,127	$190,548

  Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2007 and 2006:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007		2006
International (3):
Jackups	98%	100%	3,512	3,420		$102,112	$63,880
Semisubmersibles - >6,000’(4)	100%	100%	180	180		153,023	89,261
Semisubmersibles - <6,000’(5)	50%	100%	90	90		199,055	113,430
Drillships	93%	100%	252	270		100,740	104,189

Total International	95%	100%	4,034	3,960		$106,461	$68,909

Domestic (6):
Jackups	N/A	86%	N/A	155	$	N/A	$101,112
Semisubmersibles - >6,000’ (4)	100%	100%	360	360		313,256	241,562
Semisubmersibles - <6,000’ (5)	100%	100%	90	180		154,390	124,183
Submersibles	95%	67%	256	180		81,047	58,506

Total Domestic	98%	88%	706	875		$208,755	$154,830

Total Company	96%	98%	4,740	4,835		$121,705	$84,465

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

  International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended March 31, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$429,478	$272,871	$160,124	$122,887
Reimbursables (1)	15,989	11,490	13,284	8,792
Other	92	449	161	(35)
Depreciation and amortization	N/A	N/A	48,071	45,768
Selling, general and administrative	N/A	N/A	10,390	5,463

Total	$445,559	$284,810	$232,030	$182,875

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $156.6 million, or 57 percent, as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $148.7 million and the higher number of operating days increased revenues approximately $7.9 million. Average dayrates for our international fleet increased from $68,909 to $106,461, or $37,552 (54 percent), in the Current Quarter as compared to the Comparable Quarter. Operating days increased from 3,960 in the Comparable Quarter to 4,034 in the Current Quarter or 74 days (two percent). Our strategic decision to relocate the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, contributed 245 additional operating days in the Current Quarter. Offsetting this increase was a 171 day increase in the number of unpaid shipyard and regulatory inspection days in the Current Quarter as compared to the Comparable Quarter. Utilization of our international fleet decreased to 95 percent in the Current Quarter from 100 percent in the Comparable Quarter primarily due to the increase in the number of unpaid shipyard days in the Current Quarter.
     Operating Costs and Expenses. International contract drilling services operating costs and expenses increased $37.2 million, or 30 percent, in the Current Quarter as compared to the Comparable Quarter. Approximately $2.9 million of this increase was the result of the higher number of operating days in the Current Quarter as compared to the Comparable Quarter. The balance of the increase, $34.3 million, resulted primarily from higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $39,693 in the Current Quarter as compared to $31,032 in the Comparable Quarter, or an increase of 28 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations as the cost structure varies across geographic regions. Depreciation and amortization increased to $48.1 million in the Current Quarter as compared to $45.8 million in the Comparable Quarter, or five percent, primarily resulting from units relocated to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Quarter.

  Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended March 31, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$147,437	$135,476	$36,718	$37,977
Reimbursables (1)	3,780	6,229	3,655	6,073
Other	138	163	(20)	(110)
Depreciation and amortization	N/A	N/A	13,738	12,540
Selling, general and administrative	N/A	N/A	3,270	3,306
Hurricane losses and recoveries, net	—	—	—	(4,404)

Total	$151,355	$141,868	$57,361	$55,382

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $12.0 million, or nine percent, as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $47.2 million while a 169 day decrease in operating days reduced revenues by approximately $35.2 million. Average dayrates for our domestic fleet increased from $154,830 to $208,755, or $53,925 (35 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories. Operating days decreased from 875 in the Comparable Quarter to 706 in the Current Quarter or 169 days (19 percent). Lower operating days resulted primarily from the relocation of the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, representing an aggregate reduction of 245 days. This relocation is part of our strategy to move certain units to regions with greater geological and financial potential. Offsetting this reduction, the Current Quarter had 76 fewer unpaid shipyard and regulatory inspection days than the Comparable Quarter. Utilization of our domestic fleet increased to 98 percent from 88 percent in the Comparable Quarter primarily due to the decrease in the number of unpaid shipyard days in the Current Quarter.
     Operating Costs and Expenses. Domestic contract drilling services operating costs and expenses decreased $1.3 million, or three percent, in the Current Quarter as compared to the Comparable Quarter. Contributing to this decrease were lower operating costs and expenses of approximately $8.8 million attributable to fewer operating days in the Current Quarter (as described under Operating Revenues above) offset by higher operating costs and expenses of approximately $7.5 million, primarily due to higher compensation, including retention programs designed to retain key rig and operations personnel, and higher repair and maintenance costs. Daily contract drilling services costs for our domestic fleet were $51,986 in the Current Quarter as compared to $43,402 in the Comparable Quarter, or an increase of 20 percent, for the reasons described above. In addition, daily drilling costs were lower in the Comparable Quarter in part because two jackups, which have lower daily operating costs as compared to semisubmersibles, operated in the U.S. Gulf of Mexico for 155 days in the Comparable Quarter while no jackups operated in the U.S. Gulf of Mexico in the Current Quarter. Depreciation and amortization increased to $13.7 million in the Current Quarter as compared to $12.5 million in the Comparable Quarter, or ten percent, due to higher depreciation associated with capital expenditures since the Comparable Quarter, partially offset by the relocation of three rigs to international markets in March, April and August of 2006.
     For a description of financial impacts included in Hurricane Losses and Recoveries, net, as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries”.

  Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Labor contract drilling services	$36,555	$26,516	$28,403	$21,938
Engineering, consulting and other	1,581	3,368	3,500	3,416
Reimbursables (1)	11,374	5,353	10,607	5,187
Depreciation and amortization	N/A	N/A	2,656	1,053
Selling, general and administrative	N/A	N/A	566	1,516

Total	$49,510	$35,237	$45,732	$33,110

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues increased $10.0 million primarily due to increases in North Sea contract rates and operating days, including a $5.5 million increase in revenues on the Noble Kolskaya, and billings under cost escalation clauses for revenue contracts in Canada and the North Sea.
     Engineering, consulting and other operating revenues decreased $1.8 million primarily due to reduced project levels, and the sale of the software business of our Maurer Technology Incorporated (“Maurer”) subsidiary in June 2006.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $6.5 million primarily due to $4.1 million higher bareboat charter and other operating costs on the Noble Kolskaya, higher labor costs in Canada and the North Sea, and additional operating days in the North Sea.
     Engineering, consulting and other expenses increased $84,000 in the Current Quarter from the Comparable Quarter. In the Current Quarter, the operations of the Company’s Triton Engineering Services Inc. (“Triton”) subsidiary were closed resulting in closure costs of $1.5 million. Excluding the Triton closure, costs and expenses declined $1.4 million due to the sale of the software business of Maurer in June 2006 and reduced project levels.
     Depreciation and amortization increased $1.6 million in the Current Quarter as compared to the Comparable Quarter due to the write-off of goodwill associated with the Triton closure totaling $0.4 million and $0.9 million higher depreciation on the Noble Kolskaya. The Noble Kolskaya bareboat charter agreement expires in July 2008 and capital expenditures related to its operations are depreciated over the remaining term of the bareboat charter.
  Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $3.9 million to $14.2 million in the Current Quarter from $10.3 million in the Comparable Quarter primarily due to expenses related to our employee benefit and retention plans, and the addition of personnel.
     Interest Expense. Interest expense, net of amount capitalized, decreased $11.0 million primarily due to interest costs in the Comparable Quarter of approximately $7.4 million related to the debt incurred in connection with our former investment in Smedvig. Also, $5.2 million of additional interest was capitalized in the Current Quarter as compared to the Comparable Quarter related to newbuild construction in progress.
     Other, net. Other, net decreased $1.2 million. The Comparable Quarter included income of $4.4 million from the interests in deepwater oil and gas properties received pursuant to a prior year litigation settlement and expenses related to the Company’s investment in Smedvig totaling approximately $2.9 million. Interest income decreased $0.8 million as a result of lower levels of cash investments and marketable securities in the Current Quarter.
     Income Tax Provision. The income tax provision increased $25.5 million due to higher pre-tax earnings in the Current Quarter. The effective tax rate was 19.5 percent in both periods.
     LIQUIDITY AND CAPITAL RESOURCES
  Overview
     Our principal capital resource in the Current Quarter was net cash provided by operating activities of $270.2 million, which compared to $151.1 million in the Comparable Quarter. The increase in net cash provided by operating activities in the Current Quarter was primarily attributable to higher net income. At March 31, 2007, we had cash and cash equivalents of $77.1 million, insurance receivables of $39.7 million and $515 million of funds available under our bank credit facility described under “Credit Facilities and Long-Term Debt” below. We had working capital of $223.4 million and $143.7 million at March 31, 2007 and December 31, 2006, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 19 percent at March 31, 2007 and 18 percent at December 31, 2006.
     On February 2, 2007, Noble’s board of directors increased our share repurchase program authorization by ten million shares, resulting in 15.3 million shares authorized for repurchase. During the three months ended March 31, 2007, we repurchased 1.2 million of our ordinary shares pursuant to this program at an average price of $72.71 per share for a total cost of $87.3 million. During 2006, we repurchased 3.8 million of our ordinary shares at an average price of $70.27 per share for a total cost of $267.4 million. At March 31, 2007, 14.1 million shares remained available for repurchase under such authorization. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.
     During the three months ended March 31, 2007, we made contributions to our pension plans totaling $0.7 million. We expect to contribute, subject to applicable law, an aggregate of $15 million to $20 million to our pension plans in 2007.
     The Company’s most recent quarterly dividend declaration, to be paid on June 1, 2007, was $0.04 per ordinary share, or approximately $21 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
  Capital Expenditures
     Capital expenditures totaled $236.7 million and $215.2 million for the Current Quarter and Comparable Quarter, respectively.
     The Company has seven rigs under construction, resulting in capital expenditures for new construction in the Current Quarter totaling $115 million. Capital expenditures for new construction included $45.9 million for the Noble Clyde Boudreaux, $21.9 million for the Noble Dave Beard, $21.5 million for the Noble Danny Adkins and $11.4 for the Noble Jim Day. Each of these semisubmersibles is under construction. Additionally, the Current Quarter included $2.3 million for the construction of the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks, each a F&G JU-2000E enhanced premium newbuild jackup under construction. Other capital expenditures totaled $103.2 million in the Current Quarter and included approximately $33.2 million for major upgrade projects. Major maintenance expenditures totaled $18.4 million in the Current Quarter.
     Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our 2007 and future capital expenditure programs, we have entered into certain commitments, including shipyard and purchase commitments of approximately $1.0 billion outstanding at March 31, 2007.

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
  Credit Facilities and Long-Term Debt
     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”), including a letter of credit facility totaling $150 million, which extends through March 15, 2012 and replaces Noble Drilling’s $300 million unsecured bank credit facility. Noble Drilling has issued a guarantee of the obligations of the borrower under the Bank Credit Agreement. At March 31, 2007, we had $85 million in borrowings outstanding under this facility, leaving $515 million remaining available thereunder. Additionally, at March 31, 2007, we had letters of credit and third-party guarantees of $76.0 million and performance and customs bonds totaling $187.5 million supported by surety bonds outstanding.
     Our debt increased from $694.1 million (including current maturities of $9.6 million) at December 31, 2006 to $776.8 million (including current maturities of $9.8 million) at March 31, 2007, due to net borrowings under the Bank Credit Agreement of $85 million offset by other debt repayments of $2.3 million. At March 31, 2007 and December 31, 2006, we had no off-balance sheet debt or other off-balance sheet arrangements. At March 31, 2007, we were in compliance with all our debt covenants.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
  Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at an agreed upon percentage point spread from LIBOR. At March 31, 2007, there were $85 million of outstanding borrowings under the Bank Credit Agreement. A change of one percent in the interest rate would cause a $0.9 million change in interest expense on an annual basis.
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound and the Company maintains forward currency contracts settling monthly for these currencies. The Euro-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 57 percent and nine percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward currency contracts settling in the remainder of 2007 represent approximately 51 percent of our forecasted British Pound requirements. The notional amounts of forward currency contracts outstanding at March 31, 2007 were approximately 31.4 million Euros and 16.8 million British Pounds. The aggregate notional amount of these forward currency contracts, expressed in U.S. dollars, was $72.8 million at March 31, 2007. The fair market value of outstanding forward currency contracts was $2.4 million at March 31, 2007. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward currency contracts by approximately $0.8 million.
  Market Risk
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At March 31, 2007, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $21.0 million. At March 31, 2007, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $0.2 million and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chairman of the Board, President and Chief Executive Officer, Mark A. Jackson, and Noble’s Senior Vice President and Chief Financial Officer, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Jackson and Mr. Mitchell have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the U.S. Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information regarding legal proceedings is set forth in the first six paragraphs in Note 8 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K, except to the extent the following items are updated or otherwise modified:
We may have difficulty obtaining or maintaining insurance in the future, and we cannot fully insure against all of the risks and hazards we face.
     No assurance can be given that we will be able to obtain or maintain adequate insurance in the future at rates and with deductible or retention amounts that we consider commercially reasonable or that we will be able to obtain insurance against some risks.
     The 2005 losses sustained in the oil and gas industry from Hurricanes Katrina and Rita had a materially adverse impact on marine and energy insurance markets. Due to these losses, the insurance industry has generally priced premiums for renewal programs of insured parties that sustained losses from the hurricanes on a basis designed to recover storm-related underwriting losses in an accelerated manner.
     Although we negotiated a small decrease in premiums year-over-year when we renewed our marine hull and machinery policy during the first quarter of 2007, the renewal rates are still approximately 150 percent higher than pre-storm rates. However, as has been the case since the 2005 hurricanes, marine and energy insurance underwriters continue to tighten coverage limits, terms and conditions for Gulf of Mexico windstorm perils. In the Company’s case, the aggregate amount of physical damage coverage available to our rigs operating in the U.S. Gulf of Mexico decreased from $240 million to $200 million. We were, however, able to renew our loss of hire coverage for named windstorm perils on the semisubmersibles operating in the U.S. Gulf of Mexico, with the waiting period deductible for such coverage remaining at 60 days.
     The decrease in aggregate limits for hull and machinery coverage applies only to the Company’s U.S. Gulf of Mexico fleet, which includes five semisubmersibles, three submersibles and one semisubmersible under construction in Mississippi. These terms do not apply to the Company’s units in the Mexican portion of the Gulf of Mexico. Apart from the changes in named windstorm coverage, we generally maintained the same terms and conditions as were placed under our expiring coverage, including the $10 million deductible. Additionally, we renewed our coverage for Protection & Indemnity and excess liability, including the provisions for removal of wreck and/or debris and collision liability, at expiring rates, terms and conditions or better. We anticipate that the remaining insurance programs that will expire in 2007 will be renewed at similar pricing, limits, terms and conditions as the expiring programs.
     Although we maintain insurance in all the geographic areas where we operate, certain types of pollution and environmental risks, as well as reservoir damage, are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include war risk, activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.

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
     In 2004, the U.S. Congress enacted legislation as part of the American Jobs Creation Act of 2004 (the “AJCA”) that tightened the rules regarding future corporate inversion transactions, which legislation grandfathered companies that implemented an inversion transaction before March 4, 2003. Noble’s corporate inversion effected on April 30, 2002 was therefore grandfathered. Nevertheless, there has been activity in the U.S. Congress subsequent to the AJCA to enact legislation that would retroactively reverse the status of Noble under the law. For example, the different versions of the small business tax relief packages passed by the U.S. Senate and the U.S. House of Representatives earlier this year (see “Item 1A. Risk Factors. – Risk Factors – We are subject to changes in tax laws” of our Annual Report on Form 10-K for the year ended December 31, 2006) resulted in a bill approved by Congress that combines an Iraq war funding bill with a joint U.S. House of Representatives-U.S. Senate compromise small business tax relief package that does not contain any anti-corporate inversion provisions. This bill was ultimately vetoed by the U.S. President. Congress may approve a new version of this bill or future tax legislation relating to Noble’s corporate inversion. Any such legislation could contain provisions that would subject Noble to U.S. Federal income tax as if Noble were a U.S. corporation. Payment of any such tax would reduce the net income of Noble. We cannot predict what legislation relating to Noble’s corporate inversion, if any, may result from any future Congressional legislative activities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to purchases by the Company of Noble’s ordinary shares:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share(2)	Plans or Programs(1)(2)	Plans or Programs(1)
January 2007	—	—	—	5,262,000
February 2007	390,000	$70.95	390,000	14,872,000
March 2007	860,241 (3)	$73.57	810,000	14,062,000

(1)	All share repurchases were made in the open market and were effected pursuant to the share repurchase program which Noble’s board of directors authorized and adopted and which we announced on January 31, 2002. On February 2, 2007, Noble announced that its board of directors increased the share repurchase authorization by 10,000,000 shares, resulting in 15,262,000 shares authorized for repurchase. Our share repurchase program has no date of expiration.

(2)	Shares repurchased in March totaled 810,000 shares at an average price of $73.56 ($59.6 million).

(3)	Includes 50,241 ordinary shares at an average price of $73.68 acquired by surrender of ordinary shares to the Company by employees for withholding taxes upon the vesting of restricted stock.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual general meeting of members of Noble was held in Houston, Texas, at 10:00 a.m., local time, on April 26, 2007.

(b)	Proxies were solicited by the board of directors of Noble pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934. There was no solicitation in opposition to the board of directors’ nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected. The terms of Lawrence J. Chazen, Mary P. Ricciardello, William A. Sears, James C. Day, Julie H. Edwards, Mark A. Jackson and Marc E. Leland, each an incumbent director, continued following the annual general meeting. Mr. Day retired from Noble and its board of directors effective April 30, 2007.

(c)	Out of a total of 134,275,081 ordinary shares of Noble outstanding and entitled to vote at the annual general meeting, 119,984,787 shares were present in person or by proxy, representing a majority of the outstanding shares. Two matters, as fully described in the proxy statement for the annual general meeting, were voted on by members. The first matter voted on was the election of directors to serve three-year terms on the board of directors of Noble. The results of voting were as follows:

		Number of Shares
Nominee	Number of Shares	WITHHOLDING AUTHORITY
for Re-election	Voting FOR Re-election	to Vote for Re-election
as Director	as Director	as Director
Michael A. Cawley	118,563,449	1,421,338
Luke R. Corbett	112,178,351	7,806,436
Jack E. Little	118,841,986	1,142,801
The second matter voted on was the approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2007. The results of the voting on this proposal were as follows:

For: 117,919,640 Against: 1,337,082 Abstain: 728,065

(d)	Inapplicable.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION

DATE: May 9, 2007	By:	/s/ MARK A. JACKSON

Mark A. Jackson Chairman of the Board, President and Chief Executive Officer (Duly authorized officer)

/s/ THOMAS L. MITCHELL Thomas L. Mitchell Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
4.1	Revolving Credit Agreement dated as of March 15, 2007 among Noble Corporation; the Lenders from time to time parties thereto; Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., Houston Agency, Fortis Capital Corp., and Wells Fargo Bank, N.A., as Co-Documentation Agents; and Citigroup Global Markets Inc. and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Co-Book Running Managers (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2007 and incorporated herein by reference).

10.1*	Transition Consulting Services Agreement dated as of April 26, 2007 between Noble Corporation and James C. Day (filed as Exhibit 10.1 to Noble Corporation’s Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

10.2*	Noble Corporation 2007 Short Term Incentive Plan (filed as Exhibit 10.3 to Noble Corporation’s Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

31.1	Certification of Mark A. Jackson Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.