Form 10-Q
period 2007-06-30
NOBLE CORP
filed 2007-08-09
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of Ordinary Shares outstanding August 3, 2007: 134,244,986

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,430	$61,710
Accounts receivable	496,868	408,241
Insurance receivables	32,852	54,191
Inventories	4,655	4,461
Prepaid expenses	22,553	20,491
Other current assets	24,594	20,886

Total current assets	733,952	569,980

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	5,741,765	5,215,477
Other	81,947	71,870

	5,823,712	5,287,347
Accumulated depreciation	(1,526,328)	(1,428,954)

	4,297,384	3,858,393

OTHER ASSETS	161,932	157,541

	$5,193,268	$4,585,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$9,970	$9,629
Accounts payable	180,019	196,111
Accrued payroll and related costs	97,953	93,251
Taxes payable	70,692	52,793
Interest payable	10,421	9,683
Other current liabilities	72,835	64,793

Total current liabilities	441,890	426,260

LONG-TERM DEBT	814,417	684,469
DEFERRED INCOME TAXES	223,445	219,521
OTHER LIABILITIES	51,329	34,019

	1,531,081	1,364,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(6,703)	(7,348)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 134,170 shares issued and outstanding in 2007; 134,592 shares issued and outstanding in 2006	13,417	13,459
Capital in excess of par value	720,025	789,354
Retained earnings	2,958,619	2,446,056
Accumulated other comprehensive loss	(23,171)	(19,876)

	3,668,890	3,228,993

	$5,193,268	$4,585,914

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
OPERATING REVENUES
Contract drilling services	$657,504	$466,957
Reimbursables	28,608	20,640
Labor contract drilling services	39,165	27,349
Engineering, consulting and other	722	2,568

	725,999	517,514

OPERATING COSTS AND EXPENSES
Contract drilling services	212,050	173,228
Reimbursables	24,608	17,544
Labor contract drilling services	32,454	23,080
Engineering, consulting and other	7,255	7,276
Depreciation and amortization	68,323	62,545
Selling, general and administrative	20,302	10,655

	364,992	294,328

OPERATING INCOME	361,007	223,186

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(1,231)	(1,773)
Other, net	512	1,893

INCOME BEFORE INCOME TAXES	360,288	223,306
INCOME TAX PROVISION	(70,257)	(43,545)

NET INCOME	$290,031	$179,761

NET INCOME PER SHARE:
Basic	$2.18	$1.31
Diluted	$2.16	$1.30
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING REVENUES
Contract drilling services	$1,234,419	$875,304
Reimbursables	59,751	43,712
Labor contract drilling services	75,720	53,865
Engineering, consulting and other	2,533	6,548

	1,372,423	979,429

OPERATING COSTS AND EXPENSES
Contract drilling services	408,892	334,091
Reimbursables	52,154	37,596
Labor contract drilling services	60,857	45,019
Engineering, consulting and other	10,896	10,547
Depreciation and amortization	132,788	121,906
Selling, general and administrative	34,528	20,940
Hurricane losses and recoveries, net	—	(4,404)

	700,115	565,695

OPERATING INCOME	672,308	413,734

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(2,735)	(14,252)
Other, net	1,670	4,235

INCOME BEFORE INCOME TAXES	671,243	403,717
INCOME TAX PROVISION	(130,892)	(78,725)

NET INCOME	$540,351	$324,992

NET INCOME PER SHARE:
Basic	$4.05	$2.38
Diluted	$4.01	$2.35
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$540,351	$324,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	137,788	126,755
Deferred income tax provision	6,324	12,259
Share-based compensation expense	16,903	10,106
Other	(7,279)	6,668
Other changes in current assets and liabilities:
Accounts receivable	(88,627)	(106,945)
Other current assets	14,325	(31,205)
Accounts payable	(20,960)	6,011
Other current liabilities	33,243	21,919

Net cash provided by operating activities	632,068	370,560

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(323,338)	(281,672)
Other capital expenditures	(216,452)	(160,431)
Major maintenance expenditures	(39,370)	(26,782)
Accrued capital expenditures	22,173	—
Proceeds from sales of property and equipment	3,284	—
Proceeds from Smedvig disposition	—	691,261
Proceeds from sales and maturities of marketable securities	—	6,582

Net cash provided by (used for) investing activities	(553,703)	228,958

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank credit facilities	220,000	—
Payments on bank credit facilities	(85,000)	(135,000)
Payments of other long-term debt	(4,730)	(604,404)
Net proceeds from employee stock transactions	13,560	7,642
Proceeds from issuance of senior notes, net of debt issuance costs	—	295,953
Dividends paid	(10,788)	(10,997)
Repurchases of ordinary shares	(120,687)	(50,667)

Net cash provided by (used for) financing activities	12,355	(497,473)

NET INCREASE IN CASH AND CASH EQUIVALENTS	90,720	102,045

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,710	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,430	$223,890

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Ordinary Shares		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2006	134,592	$13,459	$789,354	$2,446,056	$(19,876)	$3,228,993

Share-based compensation:
Share-based compensation	617	62	17,452	—	—	17,514
Contribution to employee benefit plans	36	4	2,933	—	—	2,937
Exercise of stock options	530	53	19,534	—	—	19,587
Restricted shares surrendered for withholding taxes or forfeited	(217)	(22)	(6,005)	—	—	(6,027)

Repurchases of ordinary shares	(1,388)	(139)	(103,243)	—	—	(103,382)
Net income	—	—	—	540,351	—	540,351
Dividends paid ($0.08 per share)	—	—	—	(10,788)	—	(10,788)
Adoption of FIN 48	—	—	—	(17,000)	—	(17,000)
Other comprehensive income (loss)	—	—	—	—	(3,295)	(3,295)

Balance at June 30, 2007	134,170	$13,417	$720,025	$2,958,619	$(23,171)	$3,668,890

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
NET INCOME	$290,031	$179,761

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	1,790	1,327
Unrealized holding gain on securities	—	46
Forward currency contract activity	(222)	1,998
Pension plan actuarial loss	(5,580)	—
Amortization of deferred pension plan amounts	397	—

Other comprehensive income (loss)	(3,615)	3,371

COMPREHENSIVE INCOME	$286,416	$183,132

	Six Months Ended June 30,
	2007	2006
NET INCOME	$540,351	$324,992

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	2,552	2,756
Unrealized holding gain on securities	—	19,523
Forward currency contract activity	(1,051)	3,194
Settlement of interest rate swaps	—	2,509
Pension plan actuarial loss	(5,580)	—
Amortization of deferred pension plan amounts	784	—

Other comprehensive income (loss)	(3,295)	27,982

COMPREHENSIVE INCOME	$537,056	$352,974

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Noble Corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2006 presented herein is derived from the December 31, 2006 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
     Certain prior-period amounts have been reclassified to conform with the current year presentation.
NOTE 2 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted average shares outstanding for net income per share computations (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average shares outstanding — basic	132,964	136,800	133,260	136,759

Effect of potentially dilutive shares:
Stock options	1,254	1,397	1,215	1,441
Time-vested restricted stock	77	29	47	116
Performance-vested restricted stock	75	71	61	59

Weighted-average shares outstanding — diluted	134,370	138,297	134,583	138,375

Net income — basic and diluted	$290,031	$179,761	$540,351	$324,992

Net income per share:
Basic	$2.18	$1.31	$4.05	$2.38
Diluted	$2.16	$1.30	$4.01	$2.35
     The computations of diluted net income per share do not include stock options and restricted stock totaling 216,600 and 533,800 shares for the three- and six-month periods ended June 30, 2007, respectively, because they were antidilutive. The computations of diluted net income per share do not include stock options totaling 158,800 and 142,000 shares for the three- and six-month periods ended June 30, 2006, respectively, because they were antidilutive.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 3 — PROPERTY AND EQUIPMENT
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the three- and six-month periods ended June 30, 2007 was $12.9 million and $25.0 million, respectively, and for the three- and six-month periods ended June 30, 2006 was $9.1 million and $16.0 million, respectively.
     Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All damaged rigs returned to work by April 2006. During the six months ended June 30, 2006, we recorded a $4.4 million recovery under loss-of-hire insurance for one of our rigs that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Our insurance receivables at June 30, 2007 relating to claims for hurricane damage were $32.9 million. It is anticipated that additional claims for physical damage as well as loss-of-hire on four rigs will be made, although no assurance can be made as to the amounts ultimately collectible under our insurance policies.
NOTE 4 — DEBT
     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”). The Bank Credit Agreement has an initial term of five years and replaced Noble Drilling Corporation’s (“Noble Drilling”) $300 million unsecured revolving bank credit facility. Noble Drilling has issued a guaranty of the obligations under the Bank Credit Agreement. Pursuant to the terms of the Bank Credit Agreement, Noble may, subject to certain conditions, elect to increase the maximum amount available under the Bank Credit Agreement from $600 million to an amount not to exceed $800 million. Noble may, subject to certain conditions, also request that the term of the Bank Credit Agreement be extended for up to two additional one-year periods. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Bank Credit Agreement) plus the Applicable Margin (as defined in the Bank Credit Agreement; 0.235 percent based on Noble’s current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Bank Credit Agreement contains various covenants, including a debt to total tangible capitalization covenant, and restrictions on incurring additional indebtedness and additional liens. At June 30, 2007, we had borrowings of $135 million outstanding under the Bank Credit Agreement. The weighted average interest rate for borrowings outstanding under the Bank Credit Agreement was 5.58 percent per annum at June 30, 2007.
NOTE 5 — INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109. As a result of the initial adoption of FIN 48, the Company recognized an additional reserve for uncertain tax positions and a corresponding reduction of retained earnings totaling $17 million. After the adoption of FIN 48 on January 1, 2007, the Company had $31.7 million (net of related tax benefits of $3.2 million) of reserves for uncertain tax positions, including estimated accrued interest and penalties totaling $6.6 million, which are included in Other Liabilities in the Consolidated Balance Sheet. At June 30, 2007, the reserves for uncertain tax positions totaled $33.2 million, with the increase during the six months ended June 30, 2007 primarily related to accrued interest and penalties. If any portion of these reserves for uncertain tax positions is not incurred, the effective tax rate will be reduced when the uncertainty is removed.
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
     We conduct business globally and, as a result, we file numerous income tax returns in U.S. and international jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such jurisdictions as Brazil, Canada, Denmark, Mexico, Nigeria, Norway, Qatar, Singapore, the Netherlands, the United Kingdom and the United States. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and international income tax examinations for years before 2000.
NOTE 6 — EMPLOYEE BENEFIT PLANS
     Pension costs include the following components:

	Three Months Ended June 30,
	2007		2006
	International	Domestic	International	Domestic
Service cost	$1,665	$1,665	$776	$1,357
Interest cost	1,152	1,495	792	1,236
Return on plan assets	(1,131)	(1,650)	(899)	(1,449)
Amortization of prior service cost	—	99	—	84
Amortization of transition obligation	67	—	39	—
Recognized net actuarial loss	54	380	88	344

Net pension expense	$1,807	$1,989	$796	$1,572

	Six Months Ended June 30,
	2007		2006
	International	Domestic	International	Domestic
Service cost	$2,935	$3,330	$1,552	$2,714
Interest cost	2,172	2,990	1,584	2,472
Return on plan assets	(2,262)	(3,300)	(1,798)	(2,898)
Amortization of prior service cost	—	198	—	168
Amortization of transition obligation	121	—	78	—
Recognized net actuarial loss	108	760	176	688

Net pension expense	$3,074	$3,978	$1,592	$3,144

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
     During the six months ended June 30, 2007, we made contributions to our pension plans totaling approximately $17 million. We presently expect to contribute, subject to applicable law, an aggregate of $43 million to $45 million to our pension plans in 2007.
     During the quarter ended June 30, 2007, the Company obtained an updated actuarial report for one of its international pension plans. As a result of modifications to such plan, along with certain updated actuarial assumptions, the net funded status and other comprehensive income was reduced for such period by $8.0 million and $5.6 million, respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employees for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits if phantom investment losses occur. At June 30, 2007, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $18.9 million.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, and we are not a party to leveraged derivatives.
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and the Company maintains forward currency contracts settling monthly for these currencies. The Euro-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 50 percent and nine percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward currency contracts settling in the remainder of 2007 represent approximately 42 percent of our forecasted British Pound requirements. The notional amounts of forward currency contracts outstanding at June 30, 2007 were approximately 21.0 million Euros and 9.3 million British Pounds. The aggregate notional amount of these forward currency contracts, expressed in U.S. Dollars, was $45.0 million at June 30, 2007.
     All of the above forward currency contracts were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair market value of those derivative instruments is included in Other Current Assets or Other Current Liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. The fair market value of outstanding forward currency contracts was $2.2 million at June 30, 2007. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three- or six-month periods ended June 30, 2007 and 2006 related to these derivative instruments.
     The balance of the net unrealized gain or loss related to our forward currency contracts and interest rate swaps included in Accumulated Other Comprehensive Loss and related activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net unrealized gain (loss) at beginning of period	$2,388	$(201)	$3,217	$(3,906)
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(903)	242	(1,935)	1,400
Net unrealized gain on outstanding forward currency contracts	681	1,756	884	1,794
Settlement of interest rate swaps	—	—	—	2,509

Net unrealized gain at June 30	$2,166	$1,797	$2,166	$1,797

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 8 — COMMITMENTS AND CONTINGENCIES
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.7 million and a customs bond in the amount of $23.8 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $18.5 million plus interest related to a 1997 alleged import and (b) $21.1 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $0.5 million against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In April 2007, the Division Bench of the Bombay High Court ruled that the Commissioner’s appeal is maintainable and directed that the appeal be scheduled for a hearing in the Bombay High Court. In connection with this ruling, the Division Bench ordered that for the time being the customs bond and the bank guarantee should continue to remain in place. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
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
     In 2004, an indirect, wholly-owned subsidiary of Noble was served as a named defendant in three lawsuits filed in the Circuit Courts of the State of Mississippi involving numerous unaffiliated companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 131 named individuals alleging personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. Although the lawsuits continue to be in procedural stages, amended complaints recently filed by plaintiffs reflect that only approximately 18 or fewer of the approximately 131 named individuals may have claims that they were employed by our subsidiary or otherwise associated with our drilling operations. Of these 18, only 14 served amended complaints on our subsidiary by the applicable deadline. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation, and based on information currently available, we do not believe the resolution of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Noble and Noble Drilling Services Inc., an indirect, wholly-owned subsidiary of Noble, were named as defendants in a lawsuit filed on February 16, 2007 by Transocean Offshore Deepwater Drilling Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleged that the dual activity drilling design and intended mode of operations of the Noble Clyde Boudreaux infringed claims in certain U.S. patents owned by Transocean. The Company and Transocean have settled the lawsuit and entered into an agreement under which Transocean granted the Company a worldwide and non-exclusive license for the Noble Clyde Boudreaux for the life of the dual activity patents for an undisclosed royalty. The financial terms of the agreement are not material to our financial position, results of operations or cash flows.
     We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
     Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our capital expenditure programs, we have entered into certain commitments, including outstanding purchase commitments aggregating approximately $1.0 billion at June 30, 2007.
Internal Investigation
     In June 2007, the Company announced that it was conducting an internal investigation of its Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws of its Nigerian affiliate’s reimbursement of certain expenses incurred by its customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for the Company’s drilling rigs to operate in Nigerian waters. The Company also announced that the audit committee of the Company’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation. The scope of the investigation will also include the Company’s dealings with customs agents and customs authorities in certain parts of the world other than Nigeria where the Company conducts its operations.
     The audit committee commissioned the internal investigation after the Company’s management brought to the attention of the audit committee a news release issued by another company that disclosed that the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. The Company’s drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review the Company’s own practices in this regard.
     As previously disclosed, the Company voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was under way. The Company is cooperating, and intends to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs, any of which could have a material adverse effect on the Company’s business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further, detecting, investigating, and resolving such actions is expensive and could consume significant time and attention of our senior management.
     The internal investigation is ongoing but is still in an early stage, and the Company cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. Because of the early stage of its internal investigation, the Company has not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, the Company has not made any accrual in its financial statements at June 30, 2007.
     Although management will seek to avoid material disruption to the Company’s Nigerian operations, the Company cannot determine at this time the ultimate effect of implementing any measures that may be necessary to ensure compliance with applicable laws, including the FCPA and Nigerian local laws, in connection with its operations in Nigeria and other parts of the world. In Nigeria we are operating seven drilling rigs in offshore waters, and there is a risk that we may not have or be able to obtain or maintain valid temporary importation permits for

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
these rigs. Due to the ongoing internal investigation described above, we have not been able to obtain or renew permits for five of our rigs in Nigeria and we are currently operating with expired temporary importation permits for such rigs. We have recently filed directly with Nigerian authorities applications for new temporary importation permits for these five rigs without using an intermediary customs agent; however, the Nigerian authorities to date have not acted upon these applications. There can be no assurance that we will be able to obtain the permits necessary to maintain uninterrupted operations in Nigeria or to continue operations in Nigeria with each rig currently located there, in which case we may need to terminate the drilling contract of any rig for which we are unable to obtain the necessary permits and relocate such rig.
     For the three months ended June 30, 2007, the Company has incurred legal fees and related costs totaling $1.7 million related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount thereof cannot be presently determined.
NOTE 9 — SEGMENT AND RELATED INFORMATION
     We provide diversified services for the oil and gas industry. Our reportable segments consist of international and domestic contract drilling services, reflecting the primary services we provide. Although our segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Each of our drilling rigs is considered by us to be an operating segment within our international and domestic contract drilling services reportable segments, and these operating segments are aggregated to comprise our reportable segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
     Our international contract drilling services segment provides contract drilling services in the Middle East, India, Mexico, the North Sea, Brazil and West Africa. Our domestic contract drilling services segment provides contract drilling services in the U.S. Gulf of Mexico.
     We evaluate the performance of our operating segments based on operating revenues, operating income and segment profit. Summarized financial information of our reportable segments for the three- and six-month periods ended June 30, 2007 and 2006 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. Effective January 1, 2007, the Company’s 30 percent net profit interest in the Noble Kolskaya, operated through a bareboat charter which expires in July 2008, is reported in labor contract drilling services in our Consolidated Statements of Income. Additionally, beginning January 1, 2007, general corporate interest expense is no longer allocated to segments. The related prior period amounts have been reclassified to conform with the current presentation.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	Contract Drilling Services
	International	Domestic	Other	Total
Three Months Ended June 30, 2007

Revenues from external customers	$507,996	$169,740	$48,263	$725,999
Depreciation and amortization	49,824	16,284	2,215	68,323
Segment operating income (loss)	257,932	105,182	(2,107)	361,007
Interest expense, net of amount capitalized	148	828	255	1,231
Income tax provision (benefit)	37,733	36,310	(3,786)	70,257
Segment profit	219,764	68,065	2,202	290,031
Total assets (at end of period)	3,001,751	1,773,792	417,725	5,193,268
Capital expenditures	147,969	157,927	36,586	342,482

Three Months Ended June 30, 2006

Revenues from external customers	$342,149	$140,398	$34,967	$517,514
Depreciation and amortization	48,985	12,369	1,191	62,545
Segment operating income (loss)	143,116	82,232	(2,162)	223,186
Interest expense, net of amount capitalized	163	702	908	1,773
Income tax provision	16,204	25,647	1,694	43,545
Segment profit (loss)	126,473	55,887	(2,599)	179,761
Total assets (at end of period)	2,528,170	1,315,055	415,958	4,259,183
Capital expenditures	117,753	108,339	27,571	253,663

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	Contract Drilling Services
	International	Domestic	Other	Total
Six Months Ended June 30, 2007

Revenues from external customers	$953,555	$321,095	$97,773	$1,372,423
Depreciation and amortization	97,895	30,022	4,871	132,788
Segment operating income	471,461	199,176	1,671	672,308
Interest expense, net of amount capitalized	647	1,695	393	2,735
Income tax provision (benefit)	68,345	69,085	(6,538)	130,892
Segment profit	402,872	128,420	9,059	540,351
Total assets (at end of period)	3,001,751	1,773,792	417,725	5,193,268
Capital expenditures	227,725	273,941	77,494	579,160

Six Months Ended June 30, 2006

Revenues from external customers	$626,959	$282,266	$70,204	$979,429
Depreciation and amortization	94,753	24,909	2,244	121,906
Segment operating income (loss)	245,051	168,718	(35)	413,734
Interest expense, net of amount capitalized	135	1,644	12,473	14,252
Income tax provision (benefit)	25,963	53,013	(251)	78,725
Segment profit (loss)	218,384	118,423	(11,815)	324,992
Total assets (at end of period)	2,528,170	1,315,055	415,958	4,259,183
Capital expenditures	235,288	189,896	43,701	468,885
NOTE 10 – OPERATING COSTS AND EXPENSES
Engineering and Consulting Services
     In June 2007, the Company entered into a letter of intent for the sale of the rotary steerable systems assets and intellectual property owned by the Company’s subsidiary, Noble Downhole Technology Ltd. In the second quarter of 2007, the Company recorded a pre-tax loss of $6.9 million ($0.05 per share) for the potential sale of this subsidiary and related exit activities, including a $5.0 million impairment of goodwill. At June 30, 2007, the remaining consolidated goodwill balance totaled $4.4 million.
     In March 2007, the operations of the Company’s Triton Engineering Services Inc. subsidiary were closed, resulting in closure costs of $1.5 million.
     In June 2006, the software business of the Company’s Maurer Technology Incorporated subsidiary was sold, resulting in a pre-tax loss of $3.8 million ($0.02 per diluted share). This loss included the write-off of goodwill totaling $4.8 million.
Selling, General and Administrative
     On April 30, 2007, James C. Day retired from Noble and its board of directors. On April 26, 2007, Noble and Mr. Day entered into a Transition Consulting Services Agreement providing for not more than a specified level of consulting services to the Company over a two-year period in return for $0.5 million, plus reasonable expenses, payable in equal monthly amounts over the two-year period. The compensation committee of the board of directors of Noble has exercised its discretion pursuant to the terms of the Noble Corporation 1991 Stock Option and Restricted Stock Plan to accelerate, effective with Mr. Day’s retirement, the vesting of 19,593 time-vested restricted shares of Noble held by Mr. Day that had not vested on or before April 30, 2007. Additionally, non-vested stock options held by Mr. Day fully vested according to their terms.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The board of directors of Noble also approved a charitable gift of $1.5 million to the capital campaign of the University of Oklahoma College of Earth and Energy in recognition of Mr. Day’s service to the Company.
     The retirement of Mr. Day resulted in a charge to earnings in the second quarter of 2007 of approximately $3.7 million or $3.0 million after-tax ($0.02 per diluted share). This charge includes the accelerated vesting of time-vested restricted stock, the charitable gift described above and the effect of stock options under outstanding agreements vesting according to their terms.
NOTE 11 — ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and have not yet determined the impact, if any, on our financial position, results of operations or cash flows.
NOTE 12 — SUBSEQUENT EVENTS
     On July 24, 2007, the Company entered into a short-term loan agreement (the “Short-Term Loan Agreement”) with Goldman Sachs Credit Partners L.P., as the initial lender and administrative agent, pursuant to which the Company borrowed $685 million. The proceeds of the borrowing were used to repay an inter-company loan from a direct wholly-owned subsidiary of the Company. The process to liquidate and dissolve this subsidiary commenced on July 25, 2007. The Company expects to receive proceeds from the liquidation and dissolution sufficient to repay the borrowing under the Short-Term Loan Agreement on or prior to its maturity on September 27, 2007. Noble Drilling, a corporation wholly-owned by direct and indirect subsidiaries of the Company, has issued a guaranty of the obligations of the Company under the Short-Term Loan Agreement. Borrowings under the Short-Term Loan Agreement are senior, unsecured debt of the Company. The interest rate for the July 24, 2007 borrowing, which is an Adjusted LIBOR loan (as defined in the Short-Term Loan Agreement), was 5.64 percent per annum at that date.
     On July 27, 2007, the Company’s board of directors approved what is commonly referred to in the United States as a “two-for-one stock split” of the Company’s ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. Distribution will occur on August 28, 2007 when shareholders of record will be issued one additional ordinary share for each ordinary share held. After the date of distribution, all references to the number of ordinary shares issued and outstanding and per share amounts in the Company’s consolidated financial statements and related notes will be retroactively adjusted to reflect the stock split for all periods then presented. No adjustments have been made in the accompanying financial statements for such stock split.
     On July 27, 2007, the Company’s board of directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on September 7, 2007, with a distribution date of September 21, 2007.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 13 — GUARANTEES OF REGISTERED SECURITIES
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling. These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at June 30, 2007 were $150.0 million and $201.7 million, respectively. Noble Drilling is a corporation wholly-owned by direct and indirect subsidiaries of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional as well as joint and several. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
     In connection with the issuance of Noble’s 5.875% Senior Notes in 2006, Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at June 30, 2007 was $299.8 million.
     The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,368	$104	$29	$105,929	$—	$152,430
Accounts receivable	—	12,165	10,176	474,527	—	496,868
Insurance receivables	—	—	—	32,852	—	32,852
Inventories	—	—	—	4,655	—	4,655
Prepaid expenses	—	1,178	522	20,853	—	22,553
Accounts receivable from affiliates	572,103	—	507,648	—	(1,079,751)	—
Other current assets	3	5	11	288,439	(263,864)	24,594

Total current assets	618,474	13,452	518,386	927,255	(1,343,615)	733,952

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,260,505	109,709	4,371,551	—	5,741,765
Other	—	—	—	81,947	—	81,947

	—	1,260,505	109,709	4,453,498	—	5,823,712
Accumulated depreciation	—	(71,417)	(62,458)	(1,392,453)	—	(1,526,328)

	—	1,189,088	47,251	3,061,045	—	4,297,384

NOTES RECEIVABLE FROM AFFILIATES	546,835	20,963	44,159	526,717	(1,138,674)	—
INVESTMENTS IN AFFILIATES	3,009,696	3,509,775	2,646,380	—	(9,165,851)	—
OTHER ASSETS	3,983	4,783	3,525	149,641	—	161,932

	$4,178,988	$4,738,061	$3,259,701	$4,664,658	$(11,648,140)	$5,193,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$70,700	$174,716	$—	$9,970	$(245,416)	$9,970
Accounts payable	—	23,259	2,540	154,220	—	180,019
Accrued payroll and related costs	—	(62)	13,857	84,158	—	97,953
Taxes payable	—	(237)	—	70,929	—	70,692
Interest payable	4,616	15,066	8,511	676	(18,448)	10,421
Accounts payable to affiliates	—	808,620	—	271,131	(1,079,751)	—
Other current liabilities	—	3	493	72,339	—	72,835

Total current liabilities	75,316	1,021,365	25,401	663,423	(1,343,615)	441,890

LONG-TERM DEBT	434,782	—	351,677	27,958	—	814,417
NOTES PAYABLE TO AFFILIATES	—	491,717	35,000	611,957	(1,138,674)	—
DEFERRED INCOME TAXES	—	3,157	12,758	207,530	—	223,445
OTHER LIABILITIES	—	1,043	3,669	46,617	—	51,329

	510,098	1,517,282	428,505	1,557,485	(2,482,289)	1,531,081

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(6,703)	—	(6,703)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	13,417	—	—	—	—	13,417
Capital in excess of par value	720,025	1,149,965	870,744	94,952	(2,115,661)	720,025
Retained earnings	2,958,619	2,070,814	1,960,694	3,042,095	(7,073,603)	2,958,619
Accumulated other comprehensive income (loss)	(23,171)	—	(242)	(23,171)	23,413	(23,171)

	3,668,890	3,220,779	2,831,196	3,113,876	(9,165,851)	3,668,890

	$4,178,988	$4,738,061	$3,259,701	$4,664,658	$(11,648,140)	$5,193,268

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

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$20,447	$15,393	$621,664	$—	$657,504
Reimbursables	—	216	229	28,163	—	28,608
Labor contract drilling services	—	—	—	39,165	—	39,165
Engineering, consulting and other	—	20,618	—	722	(20,618)	722

	—	41,281	15,622	689,714	(20,618)	725,999

OPERATING COSTS AND EXPENSES
Contract drilling services	5,407	6,504	7,418	213,339	(20,618)	212,050
Reimbursables	—	192	226	24,190	—	24,608
Labor contract drilling services	—	—	—	32,454	—	32,454
Engineering, consulting and other	—	—	—	7,255	—	7,255
Depreciation and amortization	—	6,494	1,349	60,480	—	68,323
Selling, general and administrative	4,252	991	316	14,743	—	20,302

	9,659	14,181	9,309	352,461	(20,618)	364,992

OPERATING INCOME (LOSS)	(9,659)	27,100	6,313	337,253	—	361,007

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	306,848	280,447	130,767	—	(718,062)	—
Interest expense, net of amount capitalized	(7,527)	(11,829)	(6,631)	11,853	12,903	(1,231)
Other, net	77	2	—	13,336	(12,903)	512

INCOME BEFORE INCOME TAXES	289,739	295,720	130,449	362,442	(718,062)	360,288
INCOME TAX (PROVISION) BENEFIT	292	4,068	(2,053)	(72,564)	—	(70,257)

NET INCOME	$290,031	$299,788	$128,396	$289,878	$(718,062)	$290,031

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$9,564	$12,595	$444,798	$—	$466,957
Reimbursables	—	60	41	20,539	—	20,640
Labor contract drilling services	—	—	—	27,349	—	27,349
Engineering, consulting and other	—	12,740	—	2,568	(12,740)	2,568

	—	22,364	12,636	495,254	(12,740)	517,514

OPERATING COSTS AND EXPENSES
Contract drilling services	3,470	5,257	1,436	175,805	(12,740)	173,228
Reimbursables	—	45	41	17,458	—	17,544
Labor contract drilling services	—	—	—	23,080	—	23,080
Engineering, consulting and other	—	—	—	7,276	—	7,276
Depreciation and amortization	—	6,215	1,204	55,126	—	62,545
Selling, general and administrative	1,107	558	169	8,821	—	10,655

	4,577	12,075	2,850	287,566	(12,740)	294,328

OPERATING INCOME (LOSS)	(4,577)	10,289	9,786	207,688	—	223,186

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	185,306	166,670	79,037	—	(431,013)	—
Interest expense, net of amount capitalized	(1,886)	(13,464)	(7,567)	10,184	10,960	(1,773)
Other, net	918	111	(4,576)	16,400	(10,960)	1,893

INCOME BEFORE INCOME TAXES	179,761	163,606	76,680	234,272	(431,013)	223,306
INCOME TAX (PROVISION) BENEFIT	—	3,836	825	(48,206)	—	(43,545)

NET INCOME	$179,761	$167,442	$77,505	$186,066	$(431,013)	$179,761

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$37,037	$28,474	$1,168,908	$—	$1,234,419
Reimbursables	—	356	455	58,940	—	59,751
Labor contract drilling services	—	—	—	75,720	—	75,720
Engineering, consulting and other	—	30,595	—	2,527	(30,589)	2,533

	—	67,988	28,929	1,306,095	(30,589)	1,372,423

OPERATING COSTS AND EXPENSES
Contract drilling services	10,710	13,007	14,654	401,110	(30,589)	408,892
Reimbursables	—	307	451	51,396	—	52,154
Labor contract drilling services	—	—	—	60,857	—	60,857
Engineering, consulting and other	—	—	—	10,896	—	10,896
Depreciation and amortization	—	12,772	2,933	117,083	—	132,788
Selling, general and administrative	6,236	1,958	646	25,688	—	34,528

	16,946	28,044	18,684	667,030	(30,589)	700,115

OPERATING INCOME (LOSS)	(16,946)	39,944	10,245	639,065	—	672,308

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	569,765	526,533	245,526	—	(1,341,824)	—
Interest expense, net of amount capitalized	(13,134)	(23,672)	(13,959)	22,489	25,541	(2,735)
Other, net	86	2	—	27,123	(25,541)	1,670

INCOME BEFORE INCOME TAXES	539,771	542,807	241,812	688,677	(1,341,824)	671,243
INCOME TAX (PROVISION) BENEFIT	580	8,091	(2,327)	(137,236)	—	(130,892)

NET INCOME	$540,351	$550,898	$239,485	$551,441	$(1,341,824)	$540,351

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$18,984	$21,434	$834,886	$—	$875,304
Reimbursables	—	205	67	43,440	—	43,712
Labor contract drilling services	—	—	—	53,865	—	53,865
Engineering, consulting and other	—	25,340	—	6,548	(25,340)	6,548

	—	44,529	21,501	938,739	(25,340)	979,429

OPERATING COSTS AND EXPENSES
Contract drilling services	7,043	9,906	3,030	339,452	(25,340)	334,091
Reimbursables	—	143	67	37,386	—	37,596
Labor contract drilling services	—	—	—	45,019	—	45,019
Engineering, consulting and other	—	—	—	10,547	—	10,547
Depreciation and amortization	—	12,428	2,547	106,931	—	121,906
Selling, general and administrative	2,870	1,067	338	16,665	—	20,940
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)

	9,913	23,544	5,982	551,596	(25,340)	565,695

OPERATING INCOME (LOSS)	(9,913)	20,985	15,519	387,143	—	413,734

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	335,736	300,025	161,651	—	(797,412)	—
Interest expense, net of amount capitalized	(1,889)	(26,926)	(25,895)	18,536	21,922	(14,252)
Other, net	1,058	262	(16,778)	41,615	(21,922)	4,235

INCOME BEFORE INCOME TAXES	324,992	294,346	134,497	447,294	(797,412)	403,717
INCOME TAX (PROVISION) BENEFIT	—	7,673	9,504	(95,902)	—	(78,725)

NET INCOME	$324,992	$302,019	$144,001	$351,392	$(797,412)	$324,992

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$540,351	$550,898	$239,485	$551,441	$(1,341,824)	$540,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	—	12,772	2,933	122,083	—	137,788
Deferred income tax provision	—	3,157	618	2,549	—	6,324
Share-based compensation expense	16,903	—	—	—	—	16,903
Equity earnings in affiliates	(569,765)	(526,533)	(245,526)	—	1,341,824	—
Other	(370)	(180)	3,249	(9,978)	—	(7,279)
Other changes in current assets and liabilities:
Accounts receivable	—	(8,133)	(3,563)	(76,931)	—	(88,627)
Other current assets	(2)	(356)	(487)	15,170	—	14,325
Accounts payable	(14,158)	(1,367)	912	(6,347)	—	(20,960)
Other current liabilities	—	(344)	(3,699)	37,286	—	33,243

Net cash provided by (used for) operating activities	(27,041)	29,914	(6,078)	635,273	—	632,068

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(215,181)	—	(108,157)	—	(323,338)
Other capital expenditures	—	—	(6,084)	(210,368)	—	(216,452)
Major maintenance expenditures	—	(1,439)	—	(37,931)	—	(39,370)
Accrued capital expenditures	—	13,113	—	9,060	—	22,173
Proceeds from sales of property and equipment	—	—	—	3,284	—	3,284
Repayments of notes from affiliates	—	—	—	11,565	(11,565)	—
Notes receivable from affiliates	—	—	—	(25,700)	25,700	—

Net cash provided by (used for) investing activities	—	(203,507)	(6,084)	(358,247)	14,135	(553,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank credit facilities	135,000	—	85,000	—	—	220,000
Payments on bank credit facilities	—	—	(85,000)	—	—	(85,000)
Payments of other long-term debt	—	—	—	(4,730)	—	(4,730)
Advances (to)/from affiliates	28,166	185,226	12,191	(225,583)	—	—
Repayments of notes to affiliates	—	(11,565)	—	—	11,565	—
Notes payable to affiliates	25,700	—	—	—	(25,700)	—
Net proceeds from employee stock transactions	13,560	—	—	—	—	13,560
Dividends paid	(10,788)	—	—	—	—	(10,788)
Repurchases of ordinary shares	(120,687)	—	—	—	—	(120,687)

Net cash provided by (used for) financing activities	70,951	173,661	12,191	(230,313)	(14,135)	12,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,910	68	29	46,713	—	90,720
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,368	$104	$29	$105,929	$—	$152,430

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$324,992	$302,019	$144,001	$351,392	$(797,412)	$324,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	—	12,428	2,547	111,780	—	126,755
Deferred income tax provision	—	—	—	12,259	—	12,259
Share-based compensation expense	10,106	—	—	—	—	10,106
Equity in income of affiliates	(335,736)	(300,025)	(161,651)	—	797,412	—
Other	—	3,675	(2,013)	5,006	—	6,668
Other changes in current assets and liabilities:
Accounts receivable	—	(968)	5,091	(111,068)	—	(106,945)
Other current assets	50	(33)	—	(31,222)	—	(31,205)
Accounts payable	—	436	(403)	5,978	—	6,011
Other current liabilities	1,835	21,922	(1,397)	(441)	—	21,919

Net cash provided by (used for) operating activities	1,247	39,454	(13,825)	343,684	—	370,560

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(190,710)	—	(90,962)	—	(281,672)
Other capital expenditures	—	—	(1,511)	(158,920)	—	(160,431)
Major maintenance expenditures	—	(678)	—	(26,104)	—	(26,782)
Repayments of notes from affiliates	—	—	27,896	12,526	(40,422)	—
Proceeds from Smedvig disposition	691,261	—	—	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	—	—	6,582	—	6,582

Net cash provided by (used for) investing activities	691,261	(191,388)	26,385	(256,878)	(40,422)	228,958

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of other long-term debt	—	—	(600,000)	(4,404)	—	(604,404)
Payments on bank credit facilities	—	—	(135,000)	—	—	(135,000)
Advances (to)/from affiliates	(787,768)	161,669	722,440	(96,341)	—	—
Repayments of notes to affiliates	(27,896)	(12,526)	—	—	40,422	—
Net proceeds from employee stock transactions	7,642	—	—	—	—	7,642
Proceeds from issuance of Senior Notes, net of debt issuance costs	295,953	—	—	—	—	295,953
Dividends paid	(10,997)	—	—	—	—	(10,997)
Repurchases of ordinary shares	(50,667)	—	—	—	—	(50,667)

Net cash provided by (used for) financing activities	(573,733)	149,143	(12,560)	(100,745)	40,422	(497,473)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,775	(2,791)	—	(13,939)	—	102,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,732	$328	$—	$90,830	$—	$223,890

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position at June 30, 2007, and our results of operations for the three- and six-month periods ended June 30, 2007 and 2006. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those risks and uncertainties referenced or described in “Item 1A. Risk Factors” of Part II included herein, or in our other filings with the U.S. Securities and Exchange Commission (“SEC”). Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
EXECUTIVE OVERVIEW
     Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves.
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations about potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $65.15 per barrel during 2006, or 20 percent higher than the average Brent oil price of $54.44 per barrel during 2005, following a 42 percent increase over 2004. The average Brent oil price moderated in the first six months of 2007, averaging $63.17 per barrel.
     Natural gas prices domestically averaged $8.82 per thousand cubic feet (average Henry Hub closing bidweek price) in 2005, a 20-year high. Natural gas prices decreased during 2006, averaging $6.73 per thousand cubic feet, which was 24 percent lower than 2005. During the first six months of 2007, natural gas prices have averaged $7.44 per thousand cubic feet, four percent higher than the $7.12 average price in the first six months of 2006. The Company does not have significant exposure to the U.S. natural gas markets since only three submersibles are currently deployed in the shallow waters of the U.S. Gulf of Mexico.
     At June 30, 2007, approximately 93 percent of our operating days was committed under contract for the remainder of 2007, approximately 71 percent for 2008 and approximately 36 percent for 2009. At June 30, 2007, contracted backlog totaled approximately $7.8 billion.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services would have an adverse effect on our results of operations.

     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through construction of new rigs, acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. During the six month period ended June 30, 2007, the Company had seven rigs under construction, resulting in newbuild capital expenditures of $323.3 million during that period. One of the seven rigs under construction, the Noble Clyde Boudreaux, commenced operations in June 2007.
INTERNAL INVESTIGATION
     In June 2007, the Company announced that it was conducting an internal investigation of its Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws of its Nigerian affiliate’s reimbursement of certain expenses incurred by its customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for the Company’s drilling rigs to operate in Nigerian waters. The Company also announced that the audit committee of the Company’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation. The scope of the investigation will also include the Company’s dealings with customs agents and customs authorities in certain parts of the world other than Nigeria where the Company conducts its operations.
     The audit committee commissioned the internal investigation after the Company’s management brought to the attention of the audit committee a news release issued by another company that disclosed that the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. The Company’s drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review the Company’s own practices in this regard.
     As previously disclosed, the Company voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was under way. The Company is cooperating, and intends to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs, any of which could have a material adverse effect on the Company’s business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further, detecting, investigating, and resolving such actions is expensive and could consume significant time and attention of our senior management.
     The internal investigation is ongoing but is still in an early stage, and the Company cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. Because of the early stage of its internal investigation, the Company has not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, the Company has not made any accrual in its financial statements at June 30, 2007.
     Although management will seek to avoid material disruption to the Company’s Nigerian operations, the Company cannot determine at this time the ultimate effect of implementing any measures that may be necessary to ensure compliance with applicable laws, including the FCPA and Nigerian local laws, in connection with its operations in Nigeria and other parts of the world. In Nigeria we are operating seven drilling rigs in offshore waters, and there is a risk that we may not have or be able to obtain or maintain valid temporary importation permits for these rigs. Due to the ongoing internal investigation described above, we have not been able to obtain or renew permits for five of our rigs in Nigeria and we are currently operating with expired temporary importation permits for such rigs. We have recently filed directly with Nigerian authorities applications for new temporary importation permits for these five rigs without using an intermediary customs agent; however, the Nigerian authorities to date have not acted upon these applications. There can be no assurance that we will be able to obtain the permits necessary to maintain uninterrupted operations in Nigeria or to continue operations in Nigeria with each rig currently located there, in which case we may need to terminate the drilling contract of any rig for which we are unable to obtain the necessary permits and relocate such rig.
     Notwithstanding the early stage of the internal investigation, the Company has concluded that certain changes to its FCPA compliance program would provide the Company greater assurance that its assets are not used, directly or through an intermediary, to make improper payments, including in the area of customs, and that the

Company is in compliance with the FCPA’s record-keeping requirements. Although the Company has had a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by the Company to foreign or domestic officials, the Company is in the process of adopting intermediate measures intended to enhance FCPA compliance procedures while the Company’s internal investigation is ongoing. Additional measures may be required once the investigation concludes and a final report has been delivered to the audit committee.
RESULTS OF OPERATIONS
Hurricane Losses and Recoveries
     Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All damaged units returned to work by April 2006. During the six months ended June 30, 2006, we recorded a $4.4 million recovery under loss-of-hire insurance for one of our units that suffered downtime attributable to Hurricane Rita. This financial impact is presented in Hurricane Losses and Recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Our insurance receivables at June 30, 2007 relating to claims for hurricane damage were $32.9 million. It is anticipated that additional claims for physical damage as well as loss-of-hire on four rigs will be made, although no assurance can be made as to the amounts ultimately collectible under our insurance policies.
For the Three Months Ended June 30, 2007 and 2006
General
     Net income for the three months ended June 30, 2007 (the “Current Quarter”) was $290.0 million, or $2.16 per diluted share, on operating revenues of $726.0 million, compared to net income for the three months ended June 30, 2006 (the “Comparable Quarter”) of $179.8 million, or $1.30 per diluted share, on operating revenues of $517.5 million.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 9 of the condensed consolidated financial statements):

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Three Months Ended June 30, 2007

Operating Revenues:
Contract drilling services	$490,962	$166,542	$—	$657,504
Reimbursables	16,766	3,090	8,752	28,608
Labor contract drilling services	—	—	39,165	39,165
Engineering, consulting and other	268	108	346	722

	507,996	169,740	48,263	725,999

Operating Costs and Expenses:
Contract drilling services	170,691	41,359	—	212,050
Reimbursables	13,946	2,760	7,902	24,608
Labor contract drilling services	—	—	32,454	32,454
Engineering, consulting and other	12	3	7,240	7,255
Depreciation and amortization	49,824	16,284	2,215	68,323
Selling, general and administrative	15,591	4,152	559	20,302

	250,064	64,558	50,370	364,992

Operating Income (Loss)	$257,932	$105,182	$(2,107)	$361,007

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Three Months Ended June 30, 2006

Operating Revenues:
Contract drilling services	$329,368	$137,589	$—	$466,957
Reimbursables	12,225	2,704	5,711	20,640
Labor contract drilling services	—	—	27,349	27,349
Engineering, consulting and other	556	105	1,907	2,568

	342,149	140,398	34,967	517,514

Operating Costs and Expenses:
Contract drilling services	133,487	39,741	—	173,228
Reimbursables	10,443	2,298	4,803	17,544
Labor contract drilling services	—	—	23,080	23,080
Engineering, consulting and other	352	(46)	6,970	7,276
Depreciation and amortization	48,985	12,369	1,191	62,545
Selling, general and administrative	5,766	3,804	1,085	10,655

	199,033	58,166	37,129	294,328

Operating Income (Loss)	$143,116	$82,232	$(2,162)	$223,186

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2007 and 2006:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
International (3):
Jackups	98%	98%	3,553	3,581	$112,804	$71,826
Semisubmersibles - >6,000’(4)	100%	100%	182	182	166,795	145,698
Semisubmersibles - <6,000’(5)	81%	100%	148	91	166,705	196,709
Drillships	100%	100%	273	273	128,874	96,313

Total International	97%	98%	4,156	4,127	$118,138	$79,808

Domestic (6):
Semisubmersibles - >6,000’(4)	100%	100%	373	364	$343,754	$273,779
Semisubmersibles - <6,000’(5)	100%	100%	91	168	173,462	128,147
Submersibles	100%	97%	273	264	82,137	61,402

Total Domestic	100%	99%	737	796	$225,872	$172,950

Total Company	98%	98%	4,893	4,923	$134,364	$94,852

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended June 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$490,962	$329,368	$170,691	$133,487
Reimbursables (1)	16,766	12,225	13,946	10,443
Other	268	556	12	352
Depreciation and amortization	N/A	N/A	49,824	48,985
Selling, general and administrative	N/A	N/A	15,591	5,766

Total	$507,996	$342,149	$250,064	$199,033

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $161.6 million, or 49 percent, as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $158.2 million, and the higher number of operating days increased revenues approximately $3.4 million. Average dayrates for our international fleet increased from $79,808 to $118,138, or $38,330 (48 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories, with the exception of semisubmersibles less than 6,000 feet. This reduction was the result of the Noble Ton van Langeveld, which has the higher dayrate of the two units less than 6,000 feet, being in the shipyard for 25 days during the Current Quarter. Operating days increased from 4,127 in the Comparable Quarter to 4,156 in the Current Quarter, or 29 days (one percent). Our strategic decision to relocate the Noble Therald Martin from the U.S. Gulf of Mexico to Brazil in August 2006 contributed 77 additional operating days in the Current Quarter. Offsetting this increase was a 47-day increase in the number of unpaid shipyard and regulatory inspection days in the Current Quarter as compared to the Comparable Quarter. In the Current Quarter, the number of unpaid shipyard and regulatory inspection days was 121 as compared with 74 in the Comparable Quarter. Utilization of our international fleet decreased to 97 percent in the Current Quarter from 98 percent in the Comparable Quarter primarily due to the increase in the number of unpaid shipyard days in the Current Quarter.
     Operating Costs and Expenses. International contract drilling services operating costs and expenses increased $37.2 million, or 28 percent, in the Current Quarter as compared to the Comparable Quarter. Approximately $1.2 million of this increase was the result of the higher number of operating days in the Current Quarter as compared to the Comparable Quarter. The balance of the increase, $36.0 million, resulted primarily from higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, start-up costs (personnel and training) for newbuild rigs under construction, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $41,070 in the Current Quarter as compared to $32,345 in the Comparable Quarter, or an increase of 27 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations because the cost structure varies across geographic regions. Depreciation and amortization increased to $49.8 million in the Current Quarter compared with $49.0 million in the Comparable Quarter, or two percent, primarily resulting from the relocation of the Noble Therald Martin to Brazil described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Quarter.

Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended June 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$166,542	$137,589	$41,359	$39,741
Reimbursables (1)	3,090	2,704	2,760	2,298
Other	108	105	3	(46)
Depreciation and amortization	N/A	N/A	16,284	12,369
Selling, general and administrative	N/A	N/A	4,152	3,804

Total	$169,740	$140,398	$64,558	$58,166

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $29.0 million, or 21 percent, as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $42.1 million while a 59-day decrease in operating days reduced revenues by approximately $13.1 million. Average dayrates for our domestic fleet increased from $172,950 to $225,872, or $52,922 (31 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories. Operating days decreased from 796 in the Comparable Quarter to 737 in the Current Quarter or 59 days (seven percent). Lower operating days resulted primarily from the relocation of the Noble Therald Martin from the U.S. Gulf of Mexico to Brazil in August 2006, representing an aggregate reduction of 77 days. This relocation is part of our strategy to move certain units to regions with greater geological and financial potential. Offsetting this reduction, the Current Quarter had no unpaid shipyard and regulatory inspection days compared to nine unpaid shipyard and regulatory inspection days in the Comparable Quarter. Additionally, the newly constructed semisubmersible, the Noble Clyde Boudreaux, commenced operations in June 2007 contributing nine operating days in the Current Quarter. Utilization of our domestic fleet increased to 100 percent in the Current Quarter from 99 percent in the Comparable Quarter primarily due to the decrease in the number of unpaid shipyard and regulatory inspection days in the Current Quarter.
     Operating Costs and Expenses. Domestic contract drilling services operating costs and expenses increased $1.6 million, or four percent, in the Current Quarter compared with the Comparable Quarter. Operating costs and expenses increased approximately $4.9 million primarily due to higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and start-up costs (personnel and training) for newbuild rigs under construction. Offsetting these increases were lower operating costs and expenses of approximately $3.3 million attributable to fewer operating days in the Current Quarter (as described under Operating Revenues above). Daily contract drilling services costs for our domestic fleet were $56,093 in the Current Quarter as compared to $49,926 in the Comparable Quarter, or an increase of 12 percent, for the reasons described above. Depreciation and amortization increased to $16.3 million in the Current Quarter as compared to $12.4 million in the Comparable Quarter, or 32 percent, due to the commencement of operations of the newly constructed semisubmersible, the Noble Clyde Boudreaux, and higher depreciation associated with capital expenditures since the Comparable Quarter, partially offset by the relocation of the Noble Therald Martin from the U.S. Gulf of Mexico to Brazil in August 2006.

Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Labor contract drilling services	$39,165	$27,349	$32,454	$23,080
Engineering, consulting and other	346	1,907	7,240	6,970
Reimbursables (1)	8,752	5,711	7,902	4,803
Depreciation and amortization	N/A	N/A	2,215	1,191
Selling, general and administrative	N/A	N/A	559	1,085

Total	$48,263	$34,967	$50,370	$37,129

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues increased $11.8 million primarily due to increases in North Sea contract rates and operating days, including a $5.9 million increase in revenues on the Noble Kolskaya, and billings under cost escalation clauses for revenue contracts in Canada and the North Sea.
     Engineering, consulting and other operating revenues decreased $1.6 million primarily due to the sale of the software business of our Maurer Technology Incorporated (“Maurer”) subsidiary in June 2006, and the closure of the operations of the Company’s Triton Engineering Services Inc. (“Triton”) subsidiary in March 2007. Subsequent to such sale and closure, the engineering, consulting and other operating revenues are primarily derived from the rotary steerable systems assets and intellectual property owned by the Company’s subsidiary, Noble Downhole Technology Ltd. (“Downhole Technology”), further discussed below, and residual royalty and other revenues associated with Maurer and Triton.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $9.4 million primarily due to $4.2 million higher bareboat charter and other operating costs on the Noble Kolskaya, higher labor costs in Canada and the North Sea, and additional operating days in the North Sea.
     Engineering, consulting and other expenses increased $0.3 million in the Current Quarter from the Comparable Quarter. In June 2007, the Company entered into a letter of intent for the sale of the Downhole Technology rotary steerable systems assets and intellectual property. During the Current Quarter, the Company incurred a pre-tax loss of $6.9 million for the potential sale of Downhole Technology and other related exit activities, including a $5.0 million impairment of goodwill. In June 2006, the software business of Maurer was sold resulting in a pre-tax loss of $3.8 million, including the write-off of goodwill totaling $4.8 million.
     Depreciation and amortization increased $1.0 million in the Current Quarter as compared to the Comparable Quarter due to $0.9 million higher depreciation on the Noble Kolskaya. The Noble Kolskaya bareboat charter agreement expires in July 2008, and capital expenditures related to its operations are depreciated over the remaining term of the bareboat charter.
Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $9.6 million to $20.3 million in the Current Quarter from $10.7 million in the Comparable Quarter. The Current Quarter included costs of approximately $3.7 million related to the retirement of the Company’s former chief executive officer and approximately $1.7 million for the internal investigation relating to the Company’s Nigerian operations. The remaining increase of approximately $4.3 million is primarily due to expenses related to our employee benefit and retention plans and the addition of personnel.

     Interest Expense. Interest expense, net of amount capitalized, decreased $0.5 million. The Comparable Quarter included interest expense of approximately $0.8 million related to the debt incurred in connection with our former investment in Smedvig. Excluding the Smedvig related debt, interest incurred increased $4.0 million in the Current Quarter primarily due to a higher average debt balance outstanding and to a lesser extent, a higher average cost of debt. Interest capitalized in the Current Quarter increased $3.7 million from $9.1 million in the Comparable Quarter to $12.9 million in the Current Quarter. The increase in interest incurred and interest capitalized is primarily attributable to newbuild construction in progress.
     Other, net. Other, net decreased $1.4 million, primarily due to lower interest income. Interest income decreased $1.0 million as a result of lower levels of cash investments and marketable securities in the Current Quarter.
     Income Tax Provision. The income tax provision increased $26.7 million due to higher pre-tax earnings in the Current Quarter. The effective tax rate was 19.5 percent in both periods.
For the Six Months Ended June 30, 2007 and 2006
General
     Net income for the six months ended June 30, 2007 (the “Current Period”) was $540.4 million, or $4.01 per diluted share, on operating revenues of $1.37 billion, compared to net income for the six months ended June 30, 2006 (the “Comparable Period”) of $325.0 million, or $2.35 per diluted share, on operating revenues of $979.4 million.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 9 of the condensed consolidated financial statements):

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Six Months Ended June 30, 2007

Operating Revenues:
Contract drilling services	$920,440	$313,979	$—	$1,234,419
Reimbursables	32,755	6,870	20,126	59,751
Labor contract drilling services	—	—	75,720	75,720
Engineering, consulting and other	360	246	1,927	2,533

	953,555	321,095	97,773	1,372,423

Operating Costs and Expenses:
Contract drilling services	330,815	78,077	—	408,892
Reimbursables	27,230	6,415	18,509	52,154
Labor contract drilling services	—	—	60,857	60,857
Engineering, consulting and other	173	(17)	10,740	10,896
Depreciation and amortization	97,895	30,022	4,871	132,788
Selling, general and administrative	25,981	7,422	1,125	34,528

	482,094	121,919	96,102	700,115

Operating Income	$471,461	$199,176	$1,671	$672,308

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Six Months Ended June 30, 2006

Operating Revenues:
Contract drilling services	$602,239	$273,065	$—	$875,304
Reimbursables	23,715	8,933	11,064	43,712
Labor contract drilling services	—	—	53,865	53,865
Engineering, consulting and other	1,005	268	5,275	6,548

	626,959	282,266	70,204	979,429

Operating Costs and Expenses:
Contract drilling services	256,373	77,718	—	334,091
Reimbursables	19,236	8,371	9,989	37,596
Labor contract drilling services	—	—	45,019	45,019
Engineering, consulting and other	317	(156)	10,386	10,547
Depreciation and amortization	94,753	24,909	2,244	121,906
Selling, general and administrative	11,229	7,110	2,601	20,940
Hurricane losses and recoveries, net	—	(4,404)	—	(4,404)

	381,908	113,548	70,239	565,695

Operating Income (Loss)	$245,051	$168,718	$(35)	$413,734

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2007 and 2006:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007		2006
International (3):
Jackups	98%	99%	7,065	7,001		$107,490	$67,944
Semisubmersibles - >6,000’(4)	100%	100%	362	362		159,946	117,636
Semisubmersibles - <6,000’(5)	66%	100%	238	181		178,961	155,299
Drillships	97%	100%	525	543		115,355	100,229

Total International	96%	99%	8,190	8,087		$112,383	$74,470

Domestic (6):
Jackups	N/A	86%	N/A	155	$	N/A	$101,112
Semisubmersibles - >6,000’(4)	100%	100%	734	724		328,782	257,759
Semisubmersibles - <6,000’(5)	100%	100%	181	348		163,979	126,097
Submersibles	97%	82%	529	444		81,609	60,228

Total Domestic	99%	93%	1,444	1,671		$217,512	$163,462

Total Company	97%	98%	9,634	9,758		$128,137	$89,705

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the six months ended June 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$920,440	$602,239	$330,815	$256,373
Reimbursables (1)	32,755	23,715	27,230	19,236
Other	360	1,005	173	317
Depreciation and amortization	N/A	N/A	97,895	94,753
Selling, general and administrative	N/A	N/A	25,981	11,229

Total	$953,555	$626,959	$482,094	$381,908

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $318.2 million, or 53 percent, as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $306.6 million, and the higher number of operating days increased revenues approximately $11.6 million. Average dayrates for our international fleet increased from $74,470 to $112,383, or $37,913 (51 percent), in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories. Operating days increased from 8,087 in the Comparable Period to 8,190 in the Current Period or 103 days (one percent). Our strategic decision to relocate the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, contributed 320 additional operating days in the Current Period. Offsetting this increase was a 217-day increase in the number of unpaid shipyard and regulatory inspection days in the Current Period as compared to the Comparable Period. In the Current Period, the number of unpaid shipyard and regulatory inspection days were 316 as compared with 99 in the Comparable Period. Utilization of our international fleet decreased to 96 percent in the Current Period from 99 percent in the Comparable Period primarily due to the increase in the number of unpaid shipyard and regulatory inspection days in the Current Period.
     Operating Costs and Expenses. International contract drilling services operating costs and expenses increased $74.4 million, or 29 percent, in the Current Period as compared to the Comparable Period. Approximately $4.2 million of this increase was the result of the higher number of operating days in the Current Period as compared to the Comparable Period. The balance of the increase, $70.2 million, resulted primarily from higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, start-up costs (personnel and training) for newbuild rigs under construction, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $40,392 in the Current Period as compared to $31,702 in the Comparable Period, or an increase of 27 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations because the cost structure varies across geographic regions. Depreciation and amortization increased to $97.9 million in the Current Period as compared to $94.8 million in the Comparable Period, or three percent, primarily resulting from units relocated to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Period.

Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the six months ended June 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$313,979	$273,065	$78,077	$77,718
Reimbursables (1)	6,870	8,933	6,415	8,371
Other	246	268	(17)	(156)
Depreciation and amortization	N/A	N/A	30,022	24,909
Selling, general and administrative	N/A	N/A	7,422	7,110
Hurricane losses and recoveries, net	—	—	—	(4,404)

Total	$321,095	$282,266	$121,919	$113,548

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $40.9 million, or 15 percent, as strong demand for drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $90.3 million while a 227-day decrease in operating days reduced revenues by approximately $49.4 million. Average dayrates for our domestic fleet increased from $163,462 to $217,512, or $54,050 (33 percent), in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories. Operating days decreased from 1,671 in the Comparable Period to 1,444 in the Current Period or 227 days (14 percent). Lower operating days resulted primarily from the relocation of the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, representing an aggregate reduction of 320 days. This relocation is part of our strategy to move certain units to regions with greater geological and financial potential. Offsetting this reduction, the Current Period had 84 fewer unpaid shipyard and regulatory inspection days than the Comparable Period. In the Current Period, the number of unpaid shipyard and regulatory inspection days were 14 as compared with 98 in the Comparable Period. Additionally, the newly constructed semisubmersible, the Noble Clyde Boudreaux, commenced operations in June 2007, contributing nine operating days in the Current Period. Utilization of our domestic fleet increased to 99 percent from 93 percent in the Comparable Period primarily due to the decrease in the number of unpaid shipyard and regulatory inspection days in the Current Period.
     Operating Costs and Expenses. Domestic contract drilling services operating costs and expenses increased $0.4 million, or less than one percent, in the Current Period as compared to the Comparable Period. Operating costs and expenses increased approximately $12.7 million primarily due to higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and start-up costs (personnel and training) for newbuild rigs under construction. Offsetting these increases were lower operating costs and expenses of approximately $12.3 million attributable to fewer operating days in the Current Period (as described under Operating Revenues above). Daily contract drilling services costs for our domestic fleet were $54,089 in the Current Period as compared to $46,521 in the Comparable Period, or an increase of 16 percent, for the reasons described above. In addition, daily drilling costs were lower in the Comparable Period in part because two jackups, which have lower daily operating costs as compared to semisubmersibles, operated in the U.S. Gulf of Mexico for 155 days in the Comparable Period while no jackups operated in the U.S. Gulf of Mexico in the Current Period. Depreciation and amortization increased to $30.0 million in the Current Period as compared to $24.9 million in the Comparable Period, or 21 percent, due to the commencement of operations of the newly constructed semisubmersible, the Noble Clyde Boudreaux, and higher depreciation associated with capital expenditures since the Comparable Period, partially offset by the relocation of the three rigs to international markets during 2006, as described above under Operating Revenues.

     For a description of financial impacts included in Hurricane Losses and Recoveries, net, as a component of Operating Costs and Expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hurricane Losses and Recoveries”.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Labor contract drilling services	$75,720	$53,865	$60,857	$45,019
Engineering, consulting and other	1,927	5,275	10,740	10,386
Reimbursables (1)	20,126	11,064	18,509	9,989
Depreciation and amortization	N/A	N/A	4,871	2,244
Selling, general and administrative	N/A	N/A	1,125	2,601

Total	$97,773	$70,204	$96,102	$70,239

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues increased $21.9 million primarily due to increases in North Sea contract rates and operating days, including an $11.4 million increase in revenues on the Noble Kolskaya, and billings under cost escalation clauses for revenue contracts in Canada and the North Sea.
     Engineering, consulting and other operating revenues decreased $3.3 million primarily due to the sale of the software business of our Maurer subsidiary in June 2006, and the closure of the operations of the Company’s Triton subsidiary in March 2007. Subsequent to such sale and closure, the engineering, consulting and other operating revenues are primarily derived from the rotary steerable systems assets and intellectual property owned by Downhole Technology, further discussed below, and residual royalty and other revenues associated with Maurer and Triton.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $15.8 million primarily due to $8.4 million higher bareboat charter and other operating costs on the Noble Kolskaya, higher labor costs in Canada and the North Sea, and additional operating days in the North Sea.
     Engineering, consulting and other expenses increased $0.4 million in the Current Period from the Comparable Period. In the Current Period, the operations of the Company’s Triton subsidiary were closed resulting in closure costs of $1.5 million. In June 2007, the Company entered into a letter of intent for the sale of the Downhole Technology rotary steerable systems assets and intellectual property. The Current Period includes a pre-tax loss of $6.9 million for the potential sale of Downhole Technology and other related exit activities, including a $5.0 million impairment of goodwill. In June 2006, the software business of Maurer was sold resulting in a pre-tax loss in the Comparable Period of $3.8 million, including the write-off of goodwill totaling $4.8 million. Excluding the special charges related to Triton, Downhole Technology and Maurer described above, costs and expenses declined $4.2 million due to the disposals of such businesses and the reduction in project levels.
     Depreciation and amortization increased $2.6 million in the Current Period as compared to the Comparable Period due to the $0.4 million write-off of goodwill associated with the Triton closure and $1.9 million higher depreciation on the Noble Kolskaya. The Noble Kolskaya bareboat charter agreement expires in July 2008, and capital expenditures related to its operations are depreciated over the remaining term of the bareboat charter.

Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $13.6 million to $34.5 million in the Current Period from $20.9 million in the Comparable Period. The Current Period included costs of approximately $3.7 million related to the retirement of the Company’s former chief executive officer and approximately $1.7 million for the internal investigation of the Company’s Nigerian operations. The remaining increase of approximately $8.2 million is primarily due to expenses related to our employee benefit and retention plans, and the addition of personnel.
     Interest Expense. Interest expense, net of amount capitalized, decreased $11.5 million. The Comparable Period included interest expense of approximately $8.2 million related to the debt incurred in connection with our former investment in Smedvig. Excluding the Smedvig related debt, interest incurred increased $5.6 million in the Current Period primarily due to a higher average debt balance outstanding and a higher average cost of debt. Interest capitalized in the Current Period increased $9.0 million from $16.0 million in the Comparable Period to $25.0 million in the Current Period. The increase in interest incurred and interest capitalized is primarily attributable to newbuild construction in progress.
     Other, net. Other, net decreased $2.6 million. The Comparable Period included income of $4.4 million from the interests in deepwater oil and gas properties received pursuant to a prior year litigation settlement and expenses related to the Company’s investment in Smedvig totaling approximately $3.0 million. Interest income decreased $1.8 million as a result of lower levels of cash investments and marketable securities in the Current Period.
     Income Tax Provision. The income tax provision increased $52.2 million due to higher pre-tax earnings in the Current Period. The effective tax rate was 19.5 percent in both periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     Our principal capital resource in the Current Period was net cash provided by operating activities of $632.1 million, which compared to $370.6 million in the Comparable Period. The increase in net cash provided by operating activities in the Current Period was primarily attributable to higher net income. At June 30, 2007, we had cash and cash equivalents of $152.4 million, insurance receivables of $32.9 million and $465 million of funds available under our bank credit facility described under “Credit Facilities and Long-Term Debt” below. We had working capital of $292.1 million and $143.7 million at June 30, 2007 and December 31, 2006, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 18 percent at each of June 30, 2007 and December 31, 2006.
     On February 2, 2007, Noble’s board of directors increased our share repurchase program authorization by 10 million shares, resulting in 15.3 million shares authorized for repurchase. During the six months ended June 30, 2007, we repurchased 1.4 million of our ordinary shares pursuant to this program at an average price of $74.48 per share for a total cost of $103.4 million. At June 30, 2007, 13.9 million shares remained available for repurchase under such authorization. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. During 2006, we repurchased 3.8 million of our ordinary shares at an average price of $70.27 per share for a total cost of $267.4 million.
     During the six months ended June 30, 2007, we made contributions to our pension plans totaling approximately $17 million. We presently expect to contribute, subject to applicable law, an aggregate of $43 million to $45 million to our pension plans in 2007.
     On July 27, 2007, Noble’s board of directors approved what is commonly referred to in the United States as a “two-for-one stock split” of Noble’s ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. Distribution will occur on August 28, 2007 when shareholders of record will be issued one additional ordinary share for each ordinary share held.

     The Company’s most recent quarterly cash dividend declaration, to be paid on September 21, 2007 to holders of record on September 7, 2007, was $0.04 per ordinary share, or approximately $43 million annualized (on a post-stock split basis). The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
Capital Expenditures
     Capital expenditures totaled $579.2 million and $468.9 million for the six months ended June 30, 2007 and 2006, respectively.
     The Company had seven rigs under construction during the Current Period, resulting in capital expenditures totaling $323.3 million for new construction in the Current Period. Construction of the Noble Clyde Boudreaux was completed during June 2007. Capital expenditures for new construction of semisubmersibles included $104.6 million for the Noble Clyde Boudreaux, $68.9 million for the Noble Dave Beard, $65.1 million for the Noble Danny Adkins and $28.6 million for the Noble Jim Day. Additionally, the Current Period included $31.7 million for the construction of the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks, each a F&G JU-2000E enhanced premium newbuild jackup under construction. Other capital expenditures totaled $216.5 million in the Current Period and included approximately $69.3 million for major upgrade projects. Major maintenance expenditures totaled $39.4 million in the Current Period.
     Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our capital expenditure programs, we have entered into certain commitments, including shipyard and purchase commitments aggregating approximately $1.0 billion outstanding at June 30, 2007.
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
Credit Facilities, Long-Term Debt and Other Commercial Commitments
     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”), including a letter of credit facility totaling $150 million, which extends through March 15, 2012 and replaces Noble Drilling Corporation’s (“Noble Drilling”) $300 million unsecured bank credit facility. Noble Drilling has issued a guarantee of the obligations of the borrower under the Bank Credit Agreement. At June 30, 2007, we had $135 million in borrowings outstanding under this facility, leaving $465 million remaining available thereunder.
     At June 30, 2007, we had letters of credit and third-party guarantees of $76.5 million and performance and customs bonds totaling $209.5 million supported by surety bonds outstanding. Additionally, certain subsidiaries of Noble issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
     Our debt increased from $694.1 million (including current maturities of $9.6 million) at December 31, 2006 to $824.4 million (including current maturities of $10.0 million) at June 30, 2007, due to net borrowings under the Bank Credit Agreement of $135 million, offset by other debt repayments of $4.7 million. At June 30, 2007 and December 31, 2006, we had no off balance sheet debt or other off balance sheet arrangements. At June 30, 2007, we were in compliance with all our debt covenants.

     On July 24, 2007, the Company entered into a short-term loan agreement (the “Short-Term Loan Agreement”) with Goldman Sachs Credit Partners L.P., as the initial lender and administrative agent, pursuant to which the Company borrowed $685 million. The proceeds of the borrowing were used to repay an inter-company loan from a direct wholly-owned subsidiary of the Company. The process to liquidate and dissolve this subsidiary commenced on July 25, 2007. The Company expects to receive proceeds from the liquidation and dissolution sufficient to repay the borrowing under the Short-Term Loan Agreement on or prior to its maturity on September 27, 2007. Noble Drilling, a corporation wholly-owned by direct and indirect subsidiaries of the Company, has issued a guaranty of the obligations of the Company under the Short-Term Loan Agreement. Borrowings under the Short-Term Loan Agreement are senior, unsecured debt of the Company. The interest rate for the July 24, 2007 borrowing, which is an Adjusted LIBOR loan (as defined in the Short-Term Loan Agreement), was 5.64 percent per annum at that date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at a margin over Adjusted LIBOR. At June 30, 2007, there were $135 million of outstanding borrowings under the Bank Credit Agreement. A change of one percent in the interest rate would cause a $1.4 million change in interest expense on an annual basis on such amount of borrowings.
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
     We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, and we are not a party to leveraged derivatives.
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and the Company maintains forward currency contracts settling monthly for these currencies. The Euro-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 50 percent and nine percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward currency contracts settling in the remainder of 2007 represent approximately 42 percent of our forecasted British Pound requirements. The notional amounts of forward currency contracts outstanding at June 30, 2007 were approximately 21.0 million Euros and 9.3 million British Pounds. The aggregate notional amount of these forward currency contracts, expressed in U.S. Dollars, was $45.0 million at June 30, 2007. The fair market value of outstanding forward currency contracts was $2.2 million at June 30, 2007. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward currency contracts by approximately $0.5 million.
Market Risk
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employees for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits if phantom investment losses occur. At June 30, 2007, the Company’s liability under the

Restoration Plan and a similar Canadian plan totaled $18.9 million. At June 30, 2007, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $0.2 million, and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chairman of the Board, President and Chief Executive Officer, Mark A. Jackson, and Noble’s Senior Vice President and Chief Financial Officer, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Jackson and Mr. Mitchell have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information regarding legal proceedings is set forth in the first six paragraphs in Note 8 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K, and in our Form 10-Q for the quarter ended March 31, 2007 in response to Item 1A to Part II of Form 10-Q, except for the following items which are updated, otherwise modified or added:
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
     International contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•	the importing, exporting, equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	currency exchange controls;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. In Nigeria we are operating seven drilling rigs in offshore waters, and there is a risk that we may not have or be able to obtain or maintain valid temporary importation permits for these rigs. For additional information regarding the Company’s ongoing internal investigation of its Nigerian operations, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.
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
We could be adversely affected by violations of applicable anti-corruption laws.
     We operate in a number of countries throughout the world, including countries known to have a reputation for government corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics; we are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. For a discussion of an ongoing internal investigation relating to our operations in Nigeria, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation.”
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
     In 2004, the U.S. Congress enacted legislation as part of the American Jobs Creation Act of 2004 (the “AJCA”) that tightened the rules regarding future corporate inversion transactions, which legislation grandfathered companies that implemented an inversion transaction before March 4, 2003. Noble’s corporate inversion effected on April 30, 2002 was therefore grandfathered. Nevertheless, there has been activity in the U.S. Congress subsequent to the AJCA, including activity in 2007, to enact legislation that would retroactively reverse the status of Noble under the law. Congress may approve future tax legislation relating to Noble’s corporate inversion. Any such legislation could contain provisions that would subject Noble to U.S. Federal income tax as if Noble were a U.S. corporation. Payment of any such tax would reduce the net income of Noble. We cannot predict what legislation relating to Noble’s corporate inversion, if any, may result from any future Congressional legislative activities.
     Our income tax expense is based upon our interpretation of the tax laws, treaties and regulations in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to purchases by the Company of Noble’s ordinary shares:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share(2)(3)	Plans or Programs(1)(2)(3)	Plans or Programs(1)
April 2007	121,298 (4)	$84.61	94,000	13,968,000
May 2007	94,287 (5)	$86.88	94,000	13,874,000
June 2007	—	—	—	13,874,000

(1)	All share repurchases were made in the open market pursuant to the share repurchase program which Noble’s board of directors authorized and adopted and which we announced on January 31, 2002. On February 2, 2007, Noble announced that its board of directors increased the share repurchase authorization by 10,000,000 shares, resulting in 15,262,000 shares authorized for repurchase. Our share repurchase program has no date of expiration.

(2)	Shares repurchased in April totaled 94,000 shares at an average price of $84.71 ($8.0 million).

(3)	Shares repurchased in May totaled 94,000 shares at an average price of $86.88 ($8.2 million).

(4)	Includes 27,298 ordinary shares at an average price of $84.27 acquired by surrender of ordinary shares to the Company by employees for withholding taxes upon the vesting of restricted stock.

(5)	Includes 287 ordinary shares at an average price of $84.76 acquired by surrender of ordinary shares to the Company by employees for withholding taxes upon the vesting of restricted stock.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION
DATE: August 9, 2007	By:	/s/ MARK A. JACKSON
Mark A. Jackson
Chairman of the Board, President and Chief Executive Officer (Duly authorized officer)

/s/ THOMAS L. MITCHELL
Thomas L. Mitchell
Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

4.1	Short-Term Loan Agreement dated as of July 24, 2007 among Noble Corporation, as Borrower, the Lenders from time to time parties thereto and Goldman Sachs Credit Partners L.P., as Administrative Agent (filed as Exhibit 4.1 to Noble Corporation’s Current Report on Form 8-K filed on July 26, 2007 and incorporated herein by reference).

10.1*	Transition Consulting Services Agreement dated as of April 26, 2007 between Noble Corporation and James C. Day (filed as Exhibit 10.1 to Noble Corporation’s Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

10.2*	Noble Corporation 2007 Short Term Incentive Plan (filed as Exhibit 10.3 to Noble Corporation’s Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

31.1	Certification of Mark A. Jackson Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Mark A. Jackson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.