Form 10-Q
period 2007-09-30
NOBLE CORP
filed 2007-11-09
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of Ordinary Shares outstanding October 31, 2007: 269,034,885

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,579	$61,710
Accounts receivable	519,604	408,241
Insurance receivables	27,037	54,191
Inventories	4,430	4,461
Prepaid expenses	24,850	20,491
Other current assets	25,543	20,886

Total current assets	752,043	569,980

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	6,072,695	5,215,477
Other	86,875	71,870

	6,159,570	5,287,347
Accumulated depreciation	(1,584,461)	(1,428,954)

	4,575,109	3,858,393

OTHER ASSETS	181,761	157,541

	$5,508,913	$4,585,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$10,148	$9,629
Accounts payable	197,832	196,111
Accrued payroll and related costs	110,557	93,251
Taxes payable	60,020	52,793
Interest payable	8,285	9,683
Other current liabilities	60,990	64,793

Total current liabilities	447,832	426,260

LONG-TERM DEBT	776,823	684,469
DEFERRED INCOME TAXES	232,718	219,521
OTHER LIABILITIES	56,555	34,019

	1,513,928	1,364,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(6,097)	(7,348)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 268,639 shares issued and outstanding in 2007; 134,592 shares (pre-stock split) issued and outstanding in 2006	26,864	13,459
Capital in excess of par value	727,087	789,354
Retained earnings	3,266,159	2,446,056
Accumulated other comprehensive loss	(19,028)	(19,876)

	4,001,082	3,228,993

	$5,508,913	$4,585,914

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2007	2006
OPERATING REVENUES
Contract drilling services	$718,756	$503,837
Reimbursables	31,478	24,800
Labor contract drilling services	40,622	30,263
Engineering, consulting and other	420	3,086

	791,276	561,986

OPERATING COSTS AND EXPENSES
Contract drilling services	227,276	179,001
Reimbursables	27,675	21,534
Labor contract drilling services	32,324	24,553
Engineering, consulting and other	6,073	3,262
Depreciation and amortization	77,992	65,560
Selling, general and administrative	24,617	11,875
Hurricane losses and recoveries, net	1,600	—

	397,557	305,785

OPERATING INCOME	393,719	256,201

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(9,146)	(882)
Other, net	6,954	2,037

INCOME BEFORE INCOME TAXES	391,527	257,356
INCOME TAX PROVISION	(73,247)	(50,184)

NET INCOME	$318,280	$207,172

NET INCOME PER SHARE:
Basic	$1.19	$0.77
Diluted	$1.18	$0.76
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING REVENUES
Contract drilling services	$1,953,175	$1,379,141
Reimbursables	91,229	68,512
Labor contract drilling services	116,342	84,128
Engineering, consulting and other	2,953	9,634

	2,163,699	1,541,415

OPERATING COSTS AND EXPENSES
Contract drilling services	636,167	513,092
Reimbursables	79,829	59,130
Labor contract drilling services	93,181	69,572
Engineering, consulting and other	17,370	13,809
Depreciation and amortization	210,380	187,466
Selling, general and administrative	59,145	32,815
Hurricane losses and recoveries, net	1,600	(4,404)

	1,097,672	871,480

OPERATING INCOME	1,066,027	669,935

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(11,881)	(15,134)
Other, net	8,624	6,272

INCOME BEFORE INCOME TAXES	1,062,770	661,073
INCOME TAX PROVISION	(204,139)	(128,909)

NET INCOME	$858,631	$532,164

NET INCOME PER SHARE:
Basic	$3.22	$1.95
Diluted	$3.19	$1.93
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$858,631	$532,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,380	187,466
Impairment loss on assets	10,189	4,849
Deferred income tax provision	13,197	9,791
Share-based compensation expense	25,951	15,830
Pension contribution	(37,615)	(4,300)
Other	24,027	13,640
Other changes in current assets and liabilities:
Accounts receivable	(111,363)	(113,541)
Other current assets	18,535	(21,861)
Accounts payable	(36,914)	32,614
Other current liabilities	20,367	38,610

Net cash provided by operating activities	995,385	695,262

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(541,976)	(474,208)
Other capital expenditures	(330,707)	(266,426)
Major maintenance expenditures	(69,756)	(44,515)
Accrued capital expenditures	55,940	—
Proceeds from sales of property and equipment	4,643	—
Proceeds from Smedvig disposition	—	691,261
Proceeds from sales and maturities of marketable securities	—	15,461

Net cash used for investing activities	(881,856)	(78,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	685,000	—
Short-term debt payment	(685,000)	—
Borrowings on bank credit facilities	220,000	—
Payments on bank credit facilities	(120,000)	(135,000)
Payments of other long-term debt	(7,158)	(606,667)
Proceeds from issuance of senior notes, net of debt issuance costs	—	295,851
Net proceeds from employee stock transactions, including tax benefit	24,713	10,932
Dividends paid	(21,528)	(16,423)
Repurchases of ordinary shares	(120,687)	(147,275)

Net cash used for financing activities	(24,660)	(598,582)

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,869	18,253

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,710	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,579	$140,098

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Ordinary Shares		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2006 (pre-stock split)	134,592	$13,459	$789,354	$2,446,056	$(19,876)	$3,228,993
Stock split (“two-for-one”)	134,592	13,459	(13,459)	—	—	—

Share-based compensation:
Share-based compensation	1,233	124	26,746	—	—	26,870
Contribution to employee benefit plans	72	7	2,930	—	—	2,937
Exercise of stock options	1,635	164	30,054	—	—	30,218
Tax benefit of stock options exercised	—	—	2,271	—	—	2,271
Restricted shares surrendered for withholding taxes or forfeited	(709)	(71)	(7,705)	—	—	(7,776)

Repurchases of ordinary shares	(2,776)	(278)	(103,104)	—	—	(103,382)
Net income	—	—	—	858,631	—	858,631
Dividends paid ($0.12 per share)	—	—	—	(21,528)	—	(21,528)
Adoption of FIN 48	—	—	—	(17,000)	—	(17,000)
Other comprehensive income	—	—	—	—	848	848

Balance at September 30, 2007	268,639	$26,864	$727,087	$3,266,159	$(19,028)	$4,001,082

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2007	2006
NET INCOME	$318,280	$207,172

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	2,225	760
Unrealized holding gain on securities	—	213
Forward currency contract activity	1,414	(1,180)
Amortization of deferred pension plan amounts	504	—

Other comprehensive income (loss)	4,143	(207)

COMPREHENSIVE INCOME	$322,423	$206,965

	Nine Months Ended September 30,
	2007	2006
NET INCOME	$858,631	$532,164

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	4,777	3,516
Unrealized holding gain on securities	—	19,736
Forward currency contract activity	363	2,014
Settlement of interest rate swaps	—	2,509
Pension plan actuarial loss	(5,580)	—
Amortization of deferred pension plan amounts	1,288	—

Other comprehensive income	848	27,775

COMPREHENSIVE INCOME	$859,479	$559,939

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Noble Corporation (“Noble” or, together with its consolidated subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2006 presented herein is derived from the December 31, 2006 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
     Unless otherwise indicated, all share and per share data included in the unaudited condensed consolidated financial statements and accompanying notes have been adjusted to reflect the stock split (see Note 5). Certain prior-period amounts have been reclassified to conform with the current year presentation.
NOTE 2 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted average shares outstanding for net income per share computations (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average shares outstanding — basic	266,684	271,330	266,575	272,784

Effect of potentially dilutive shares:
Stock options	2,461	2,509	2,441	2,758
Time-vested restricted stock	197	24	128	162
Performance-vested restricted stock	134	132	126	122

Weighted-average shares outstanding — diluted	269,476	273,995	269,270	275,826

Net income — basic and diluted	$318,280	$207,172	$858,631	$532,164

Net income per share:
Basic	$1.19	$0.77	$3.22	$1.95
Diluted	$1.18	$0.76	$3.19	$1.93
     The computations of diluted net income per share do not include stock options and restricted stock totaling 2,900 and 712,700 shares for the three- and nine-month periods ended September 30, 2007, respectively, because they were antidilutive. The computations of diluted net income per share do not include stock options and restricted stock totaling 321,204 and 743,912 shares for the three- and nine-month periods ended September 30, 2006, respectively, because they were antidilutive.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 3 — PROPERTY AND EQUIPMENT
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the three- and nine-month periods ended September 30, 2007 was $12.9 million and $37.9 million, respectively, and for the three- and nine-month periods ended September 30, 2006 was $11.1 million and $27.1 million, respectively.
NOTE 4 — DEBT
     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”). The Bank Credit Agreement has an initial term of five years and replaced Noble Drilling Corporation’s (“Noble Drilling”) $300 million unsecured revolving bank credit facility. Noble Drilling has issued a guaranty of the obligations under the Bank Credit Agreement. Pursuant to the terms of the Bank Credit Agreement, Noble may, subject to certain conditions, elect to increase the maximum amount available under the Bank Credit Agreement from $600 million to an amount not to exceed $800 million. Noble may, subject to certain conditions, also request that the term of the Bank Credit Agreement be extended for up to two additional one-year periods. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Bank Credit Agreement) plus the Applicable Margin (as defined in the Bank Credit Agreement; 0.235 percent based on Noble’s current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Bank Credit Agreement contains various covenants, including a debt to total tangible capitalization covenant, and restrictions on incurring additional indebtedness and additional liens. At September 30, 2007, borrowings of $100 million were outstanding under the Bank Credit Agreement with a weighted average interest rate of 5.76 percent per annum.
     On July 24, 2007, Noble entered into a short-term loan agreement (the “Short-Term Loan Agreement”) with Goldman Sachs Credit Partners L.P., as the initial lender and administrative agent, pursuant to which Noble borrowed $685 million. Noble Drilling issued a guaranty of the obligations of Noble under the Short-Term Loan Agreement. The proceeds of the borrowing were used to repay an inter-company loan from a direct wholly-owned subsidiary of Noble. The process to liquidate and dissolve this subsidiary commenced on July 25, 2007, and on September 26, 2007, the short-term loan was repaid with proceeds distributed in connection with the liquidation and dissolution. The net pre-tax cost of this financing was $1.4 million, all incurred in the three months ended September 30, 2007.
NOTE 5 — SHAREHOLDERS’ EQUITY
Stock Split
     On July 27, 2007, the Company’s board of directors approved what is commonly referred to in the United States as a “two-for-one stock split” of the Company’s ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. The stock dividend was distributed on August 28, 2007 when shareholders of record were issued one additional ordinary share for each ordinary share held.
     All share and per share data included in the unaudited condensed consolidated financial statements and accompanying notes have been adjusted to reflect the stock split. Accordingly, the number of ordinary shares and Par Value and Capital in Excess of Par Value amounts shown in the accompanying Consolidated Statement of Shareholders’ Equity have been adjusted to reflect the approximately 134 million shares issued and distributed in connection with the stock split on August 28, 2007. Additionally, the Net Income Per Share amounts have been retroactively adjusted to reflect the per share amounts post-split for all periods presented.
     As a result of the stock split, the number of restricted shares and stock options outstanding and available for award or grant and the exercise prices for the outstanding stock options under share-based compensation plans have been adjusted in accordance with the terms of the plans. Such modifications have no impact on the amount of share-based compensation costs.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Share Repurchases
     On February 2, 2007, Noble’s board of directors increased its share repurchase program authorization by 20 million ordinary shares, resulting in 30.5 million ordinary shares being authorized for repurchase. During the nine months ended September 30, 2007, the Company repurchased 2.8 million ordinary shares pursuant to this program at an average price of $37.24 per share for a total cost of $103.4 million. At September 30, 2007, 27.7 million ordinary shares remained available for repurchase under such authorization. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by the Company.
NOTE 6 — INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109. As a result of the initial adoption of FIN 48, the Company recognized an additional reserve for uncertain tax positions and a corresponding reduction of retained earnings totaling $17 million. After the adoption of FIN 48 on January 1, 2007, the Company had $31.7 million (net of related tax benefits of $3.2 million) of reserves for uncertain tax positions, including estimated accrued interest and penalties totaling $6.6 million, which are included in Other Liabilities in the Consolidated Balance Sheet. At September 30, 2007, the reserves for uncertain tax positions totaled $51.0 million, with the increase during the nine months ended September 30, 2007 related to additional reserves for uncertain tax positions of $14.8 million and accrued interest and penalties of $4.5 million. If these reserves are not realized, the provision for income taxes will be reduced by $40.3 million and equity would be directly increased by $10.7 million.
     We include as a component of our income tax provision potential accrued interest and penalties related to recognized tax contingencies within our global operations.
     The Company does not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.
     We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and international jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such jurisdictions as Brazil, Canada, Denmark, Equatorial Guinea, Mexico, Nigeria, Norway, Qatar, Singapore, the Netherlands, the United Kingdom and the United States. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and international income tax examinations for years before 2000.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 7 — EMPLOYEE BENEFIT PLANS
     Pension costs include the following components:

	Three Months Ended September 30,
	2007		2006
	International	Domestic	International	Domestic
Service cost	$910	$1,665	$776	$1,357
Interest cost	959	1,495	792	1,236
Return on plan assets	(1,348)	(1,650)	(899)	(1,449)
Amortization of prior service cost	—	99	—	84
Amortization of transition obligation	18	—	39	—
Recognized net actuarial loss	251	380	88	344

Net pension expense	$790	$1,989	$796	$1,572

	Nine Months Ended September 30,
	2007		2006
	International	Domestic	International	Domestic
Service cost	$3,845	$4,995	$2,328	$4,071
Interest cost	3,131	4,485	2,376	3,708
Return on plan assets	(3,610)	(4,950)	(2,697)	(4,347)
Amortization of prior service cost	—	297	—	252
Amortization of transition obligation	139	—	117	—
Recognized net actuarial loss	359	1,140	264	1,032

Net pension expense	$3,864	$5,967	$2,388	$4,716

     In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA could significantly impact pension funding calculations and requires that pension plans become fully funded over a seven-year period beginning in 2008. We anticipate that the PPA will increase the amount we are allowed to contribute to our domestic pension plans in the near term.
     During the nine months ended September 30, 2007, we made contributions to our pension plans totaling approximately $37.6 million. We presently expect to contribute, subject to applicable law, an aggregate of $45 million to $50 million to our pension plans in 2007.
     During the quarter ended June 30, 2007, the Company obtained an updated actuarial report for one of its international pension plans. As a result of modifications to such plan, along with certain updated actuarial assumptions, the net funded status and other comprehensive income was reduced for such period by $8.0 million and $5.6 million, respectively.
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employees for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits if phantom investment losses occur. At September 30, 2007, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $19.4 million.

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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and the Company maintains forward currency contracts settling monthly for these currencies. The Euro-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 50 percent and 23 percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 35 percent and 22 percent, respectively, of our forecasted British Pound requirements. The notional amounts of forward currency contracts outstanding at September 30, 2007 were approximately 22.7 million Euros and 14.7 million British Pounds. The aggregate notional amount of these forward currency contracts, expressed in U.S. Dollars, was $58.6 million at September 30, 2007.
     All of the above forward currency contracts were accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair market value of those derivative instruments is included in Other Current Assets or Other Current Liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. The fair market value of outstanding forward currency contracts was $3.6 million at September 30, 2007. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three- or nine-month periods ended September 30, 2007 and 2006 related to these derivative instruments.
     The balance of the net unrealized gain or loss related to our forward currency contracts and interest rate swaps included in Accumulated Other Comprehensive Loss and related activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net unrealized gain (loss) at beginning of period	$2,166	$1,797	$3,217	$(3,906)
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(939)	(942)	(2,450)	1,431
Net unrealized gain (loss) on outstanding forward currency contracts	2,353	(238)	2,813	583
Settlement of interest rate swaps	—	—	—	2,509

Net unrealized gain at September 30	$3,580	$617	$3,580	$617

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 9 — COMMITMENTS AND CONTINGENCIES
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.8 million and a customs bond in the amount of $24.4 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19.0 million plus interest related to a 1997 alleged import and (b) $21.6 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $0.5 million against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In April 2007, the Division Bench of the Bombay High Court ruled that the Commissioner’s appeal is maintainable and directed that the appeal be scheduled for a hearing in the Bombay High Court. In connection with this ruling, the Division Bench ordered that for the time being the customs bond and the bank guarantee should continue to remain in place. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments for which we have not accrued, will not have a material adverse effect on our consolidated financial statements. Effective January 1, 2007, we recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. See Note 6 of the condensed consolidated financial statements for a discussion of our adoption of FIN 48.
     Certain of our international income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $54 million (including interest and penalties). We believe audit claims of an additional $15 million to $18 million attributable to other business tax returns may be assessed against the Company. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is a greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
     We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At October 31, 2007, there were approximately 31 of these lawsuits in which we are one of many defendants, none of which are scheduled for trial in 2007. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
     Noble and Noble Drilling Services Inc., an indirect, wholly-owned subsidiary of Noble, were named as defendants in a lawsuit filed on February 16, 2007 by Transocean Offshore Deepwater Drilling Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleged that the dual activity drilling design and intended mode of operations of the Noble Clyde Boudreaux infringed claims in certain U.S. patents owned by Transocean. The Company and Transocean settled the lawsuit in July 2007 and entered into an agreement under which Transocean granted the Company a worldwide and non-exclusive license for

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
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
     Our Nigerian subsidiary has recently received letters from a Nigerian government agency seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters are applicable to the Company’s ownership of drilling units, the agency may be seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. We intend to take all appropriate legal action to resist this characterization. The application of the Nigerian cabotage laws to our drilling units and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
     Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our capital expenditure programs, we have entered into certain commitments, including outstanding purchase commitments aggregating approximately $900 million at September 30, 2007.
Internal Investigation
     In June 2007, the Company announced that it was conducting an internal investigation of its Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws of its Nigerian affiliate’s reimbursement of certain expenses incurred by its customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for the Company’s drilling units to operate in Nigerian waters. The Company also announced that the audit committee of the Company’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation. The scope of the investigation also includes the Company’s dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which the Company conducts its operations, as well as dealings with other types of local agents in Nigeria and these other parts of the world.
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
     The Company voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was under way. The Company is cooperating, and intends to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs, any of which could have a material adverse effect on the Company’s business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
     The internal investigation is ongoing, and the Company cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
agencies may seek. Based on information obtained to date in its internal investigation, the Company has not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, the Company has not made any accrual in its financial statements at September 30, 2007.
     Although management will seek to avoid material disruption to the Company’s Nigerian operations, the Company cannot determine at this time the ultimate effect of implementing any measures that may be necessary to ensure compliance with applicable laws, including the FCPA and Nigerian local laws, in connection with its operations in Nigeria and other parts of the world. We are operating seven drilling units offshore Nigeria. Due to the ongoing internal investigation described above, we have not been able to obtain or renew temporary import permits for six of the units, and we are currently operating with expired permits for such units. We recently filed applications for new temporary import permits for all seven of our units in Nigeria. We had filed these applications directly with Nigerian customs authorities without using an intermediary licensed customs agent. Nigerian customs authorities informed us, however, that we must utilize a licensed customs agent or obtain a corporate self-clearance license (which is not feasible in the short term). Thereafter, we retained a licensed customs agent and have required that agent to work directly with our Nigerian counsel in prosecuting our temporary import permit applications. Though our representatives have met several times with the Nigerian customs authorities regarding our applications and the authorities have indicated to our representatives that our applications for new permits will be approved, we have to date not received official definitive documentation of such approval. There can be no assurance that we will be able to obtain the permits necessary to continue operations in Nigeria with each rig currently located there. Furthermore, if we do obtain permits, the terms of each such permit may not extend for a time sufficient for the relevant drilling unit to complete its operations in Nigeria. In such a case, we may be required to obtain extensions of the permit. There can be no assurance that we will be able to obtain any such extension. Should we be unable to obtain such permits or extensions, we may need to terminate the drilling contract of any rig for which we are unable to obtain the necessary permit or permit extension and relocate such rig.
     For the three- and nine-month periods ended September 30, 2007, the Company has incurred legal fees and related costs of $4.8 million and $6.5 million, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount thereof cannot be presently determined.
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
     We evaluate the performance of our operating segments based on operating revenues, operating income and segment profit. Effective January 1, 2007, the Company’s 30 percent effective net profit interest in the Noble Kolskaya, operated through a bareboat charter which expires by its terms in July 2008, is reported in labor contract drilling services in our Consolidated Statements of Income. Additionally, beginning January 1, 2007, general corporate interest expense is no longer allocated to segments. The related prior period amounts have been reclassified to conform with the current presentation.
     Summarized financial information of our reportable segments for the three- and nine-month periods ended September 30, 2007 and 2006 is shown in the following table.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	Contract Drilling Services
	International	Domestic	Other (1)	Total
Three Months Ended September 30, 2007

Revenues from external customers	$562,785	$180,606	$47,885	$791,276
Depreciation and amortization	54,136	21,491	2,365	77,992
Segment operating income (loss)	294,105	99,844	(230)	393,719
Interest expense, net of amount capitalized	241	815	8,090	9,146
Income tax provision (benefit)	36,898	36,565	(216)	73,247
Segment profit (loss)	256,155	62,440	(315)	318,280
Total assets (at end of period)	3,259,033	1,863,933	385,947	5,508,913
Capital expenditures	215,090	123,412	24,777	363,279

Three Months Ended September 30, 2006

Revenues from external customers	$380,664	$143,372	$37,950	$561,986
Depreciation and amortization	52,486	12,052	1,022	65,560
Segment operating income	162,188	91,631	2,382	256,201
Interest expense, net of amount capitalized	438	1,009	(565)	882
Income tax provision	21,047	29,131	6	50,184
Segment profit	137,120	61,812	8,240	207,172
Total assets (at end of period)	2,699,707	1,368,673	344,692	4,413,072
Capital expenditures	199,240	91,208	25,816	316,264

(1)	Effective January 1, 2007, the Company’s 30 percent effective net profit interest in the Noble Kolskaya is reported in labor contract drilling services. For the three months ended September 30, 2007 and 2006, Noble Kolskaya segment operating income was $2.8 million and $1.6 million, respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)

	Contract Drilling Services
	International	Domestic	Other (1)	Total
Nine Months Ended September 30, 2007

Revenues from external customers	$1,516,340	$501,701	$145,658	$2,163,699
Depreciation and amortization	152,031	51,513	6,836	210,380
Segment operating income	765,567	299,020	1,440	1,066,027
Interest expense, net of amount capitalized	888	2,510	8,483	11,881
Income tax provision (benefit)	105,243	105,650	(6,754)	204,139
Segment profit	659,028	190,860	8,743	858,631
Total assets (at end of period)	3,259,033	1,863,933	385,947	5,508,913
Capital expenditures	442,815	397,353	102,271	942,439

Nine Months Ended September 30, 2006

Revenues from external customers	$1,007,623	$425,638	$108,154	$1,541,415
Depreciation and amortization	147,239	36,961	3,266	187,466
Segment operating income	407,239	260,349	2,347	669,935
Interest expense, net of amount capitalized	573	2,653	11,908	15,134
Income tax provision (benefit)	47,010	82,144	(245)	128,909
Segment profit (loss)	355,504	180,235	(3,575)	532,164
Total assets (at end of period)	2,699,707	1,368,673	344,692	4,413,072
Capital expenditures	434,528	281,104	69,517	785,149

(1)	Effective January 1, 2007, the Company’s 30 percent effective net profit interest in the Noble Kolskaya is reported in labor contract drilling services. For the three months ended September 30, 2007 and 2006, Noble Kolskaya segment operating income was $7.5 million and $5.0 million, respectively.
NOTE 11 — OPERATING COSTS AND EXPENSES
Engineering and Consulting Services
     In June 2007, the Company entered into a letter of intent for the sale of the rotary steerable system assets and intellectual property owned by the Company’s subsidiary, Noble Downhole Technology Ltd. In the second quarter of 2007, the Company recorded a pre-tax loss of $6.9 million ($0.03 per diluted share) for the potential sale of these assets and intellectual property and related exit activities, including a $5.0 million impairment of goodwill. In the third quarter of 2007, the Company recorded an additional pre-tax loss of $6.0 million ($0.02 per diluted share) for the potential sale of these assets and intellectual property and related exit activities, including an impairment of the remaining goodwill totaling $4.4 million. This sale was completed on November 1, 2007 for $10 million. At September 30, 2007, the Company had no remaining goodwill recorded.
     In March 2007, the operations of the Company’s Triton Engineering Services Inc. subsidiary were closed, resulting in closure costs of $1.9 million ($0.01 per diluted share), including a $0.4 million impairment of goodwill.
     In June 2006, the software business of the Company’s Maurer Technology Incorporated subsidiary was sold, resulting in a pre-tax loss of $3.8 million ($0.01 per diluted share). This loss included the write-off of goodwill totaling $4.8 million.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Selling, General and Administrative
     On April 30, 2007, James C. Day retired from Noble and its board of directors. On April 26, 2007, Noble and Mr. Day entered into a Transition Consulting Services Agreement providing for not more than a specified level of consulting services to the Company over a two-year period in return for $0.5 million, plus reasonable expenses, payable in equal monthly amounts over the two-year period. The compensation committee of the board of directors of Noble exercised its discretion pursuant to the terms of the Noble Corporation 1991 Stock Option and Restricted Stock Plan to accelerate, effective with Mr. Day’s retirement, the vesting of 39,186 time-vested restricted shares of Noble held by Mr. Day that had not vested on or before April 30, 2007. Additionally, non-vested stock options held by Mr. Day fully vested according to their terms.
     The board of directors of Noble also approved a charitable gift of $1.5 million to the capital campaign of the University of Oklahoma College of Earth and Energy in recognition of Mr. Day’s service to the Company.
     The retirement of Mr. Day resulted in a pre-tax charge to earnings of approximately $3.7 million ($0.01 per diluted share) in the nine months ended September 30, 2007. This charge includes the accelerated vesting of time-vested restricted stock, the charitable gift described above and the effect of stock options under outstanding agreements vesting according to their terms.
     On September 20, 2007, Noble and Mark A. Jackson, Chairman of the Board, President and Chief Executive Officer of the Company, mutually determined to terminate their employment relationship effective immediately. Under the terms of the Separation Agreement and Release entered into by Noble and Mr. Jackson (the “Agreement”), Mr. Jackson’s employment and all positions held by Mr. Jackson with the Company and its subsidiaries and affiliates were terminated effective September 20, 2007 (the “Separation Date”). The Company made a separation payment to Mr. Jackson equal to one year of Mr. Jackson’s base salary in effect as of the Separation Date ($0.8 million), plus an amount equal to the bonus amount Mr. Jackson could have earned (on a pro rated basis through the Separation Date) under the Noble Corporation 2007 Short Term Incentive Plan ($0.6 million).
     Pursuant to the terms of the Separation Agreement, as of the Separation Date, (i) 97,144 shares subject to nonqualified stock options granted to Mr. Jackson became immediately vested and exercisable, and (ii) 61,388 time-vested restricted shares awarded to Mr. Jackson became immediately vested.
     The resignation of Mr. Jackson resulted in a pre-tax charge to earnings in the third quarter of 2007 of approximately $2.9 million ($0.01 per diluted share). This charge includes the accelerated vesting of nonqualified stock options and time-vested restricted shares.
NOTE 12 — ACCOUNTING PRONOUNCEMENTS
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
NOTE 13 — SUBSEQUENT EVENTS
     On October 25, 2007, the Company’s board of directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on November 7, 2007, with a distribution date of December 3, 2007.
     On October 25, 2007, 42,420 unrestricted ordinary shares in the aggregate, were granted to Noble’s directors pursuant to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors. Accordingly, share-based compensation expense of approximately $2.3 million will be recorded in the fourth quarter of 2007.
     On November 1, 2007, Noble Downhole Technology Ltd. sold its rotary steerable system assets and intellectual property for $10 million (see Note 11).
NOTE 14 — GUARANTEES OF REGISTERED SECURITIES
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling. These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at September 30, 2007 were $150.0 million and $201.7 million, respectively. Noble Drilling is a corporation wholly-owned by direct and indirect subsidiaries of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional as well as joint and several. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
     In connection with the issuance in 2006 of Noble’s 5.875% Senior Notes due 2013, Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at September 30, 2007 was $299.8 million.
     The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
September 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,404	$122	$47	$149,006	$—	$150,579
Accounts receivable	—	11,914	9,993	497,697	—	519,604
Insurance receivables	—	—	—	27,037	—	27,037
Inventories	—	—	—	4,430	—	4,430
Prepaid expenses	—	163	274	24,413	—	24,850
Accounts receivable from affiliates	571,186	—	481,511	—	(1,052,697)	—
Other current assets	—	10	99	70,306	(44,872)	25,543

Total current assets	572,590	12,209	491,924	772,889	(1,097,569)	752,043

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,473,841	110,574	4,488,280	—	6,072,695
Other	—	52	—	86,823	—	86,875

	—	1,473,893	110,574	4,575,103	—	6,159,570
Accumulated depreciation	—	(77,132)	(63,698)	(1,443,631)	—	(1,584,461)

	—	1,396,761	46,876	3,131,472	—	4,575,109

NOTES RECEIVABLE FROM AFFILIATES	546,835	20,963	44,159	780,528	(1,392,485)	—
INVESTMENTS IN AFFILIATES	3,397,333	3,875,502	2,848,884	—	(10,121,719)	—
OTHER ASSETS	3,843	4,961	3,901	169,056	—	181,761

	$4,520,601	$5,310,396	$3,435,744	$4,853,945	$(12,611,773)	$5,508,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$25,294	$—	$10,148	$(25,294)	$10,148
Accounts payable	—	3,669	3,432	190,731	—	197,832
Accrued payroll and related costs	—	301	14,252	96,004	—	110,557
Taxes payable	—	(4,562)	—	64,582	—	60,020
Interest payable	9,378	15,731	2,123	631	(19,578)	8,285
Accounts payable to affiliates	—	1,027,074	—	25,623	(1,052,697)	—
Other current liabilities	—	3	526	60,461	—	60,990

Total current liabilities	9,378	1,067,510	20,333	448,180	(1,097,569)	447,832

LONG-TERM DEBT	399,791	—	351,680	25,352	—	776,823
NOTES PAYABLE TO AFFILIATES	110,350	635,178	35,000	611,957	(1,392,485)	—
DEFERRED INCOME TAXES	—	4,794	12,522	215,402	—	232,718
OTHER LIABILITIES	—	2,840	1,791	51,924	—	56,555

	519,519	1,710,322	421,326	1,352,815	(2,490,054)	1,513,928

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(6,097)	—	(6,097)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,864	—	—	—	—	26,864
Capital in excess of par value	727,087	1,149,965	870,744	70,615	(2,091,324)	727,087
Retained earnings	3,266,159	2,450,109	2,144,100	3,455,640	(8,049,849)	3,266,159
Accumulated other comprehensive loss	(19,028)	—	(426)	(19,028)	19,454	(19,028)

	4,001,082	3,600,074	3,014,418	3,507,227	(10,121,719)	4,001,082

	$4,520,601	$5,310,396	$3,435,744	$4,853,945	$(12,611,773)	$5,508,913

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

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$20,803	$15,448	$682,505	$—	$718,756
Reimbursables	—	83	267	31,128	—	31,478
Labor contract drilling services	—	—	—	40,622	—	40,622
Engineering, consulting and other	—	15,548	—	420	(15,548)	420

	—	36,434	15,715	754,675	(15,548)	791,276

OPERATING COSTS AND EXPENSES
Contract drilling services	5,320	8,546	6,113	222,845	(15,548)	227,276
Reimbursables	—	62	266	27,347	—	27,675
Labor contract drilling services	—	—	—	32,324	—	32,324
Engineering, consulting and other	—	—	—	6,073	—	6,073
Depreciation and amortization	—	6,539	1,515	69,938	—	77,992
Selling, general and administrative	3,676	1,010	327	19,604	—	24,617
Hurricane losses and recoveries, net	—	—	—	1,600	—	1,600

	8,996	16,157	8,221	379,731	(15,548)	397,557

OPERATING INCOME (LOSS)	(8,996)	20,277	7,494	374,944	—	393,719

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	387,937	365,727	202,504	—	(956,168)	—
Interest expense, net of amount capitalized	(61,970)	(11,213)	(6,448)	11,734	58,751	(9,146)
Other, net	920	1	—	64,784	(58,751)	6,954

INCOME BEFORE INCOME TAXES	317,891	374,792	203,550	451,462	(956,168)	391,527
INCOME TAX (PROVISION) BENEFIT	389	1,426	(21,862)	(53,200)	—	(73,247)

NET INCOME	$318,280	$376,218	$181,688	$398,262	$(956,168)	$318,280

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$11,371	$11,824	$480,642	$—	$503,837
Reimbursables	—	169	106	24,525	—	24,800
Labor contract drilling services	—	—	—	30,263	—	30,263
Engineering, consulting and other	—	12,949	—	3,086	(12,949)	3,086

	—	24,489	11,930	538,516	(12,949)	561,986

OPERATING COSTS AND EXPENSES
Contract drilling services	6,131	6,062	3,062	176,695	(12,949)	179,001
Reimbursables	—	143	106	21,285	—	21,534
Labor contract drilling services	—	—	—	24,553	—	24,553
Engineering, consulting and other	—	—	—	3,262	—	3,262
Depreciation and amortization	—	6,393	1,235	57,932	—	65,560
Selling, general and administrative	2,249	488	161	8,977	—	11,875

	8,380	13,086	4,564	292,704	(12,949)	305,785

OPERATING INCOME (LOSS)	(8,380)	11,403	7,366	245,812	—	256,201

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	219,389	208,677	104,429	—	(532,495)	—
Interest expense, net of amount capitalized	(4,611)	(13,526)	(6,565)	12,538	11,282	(882)
Other, net	774	(3,364)	2,500	13,409	(11,282)	2,037

INCOME BEFORE INCOME TAXES	207,172	203,190	107,730	271,759	(532,495)	257,356
INCOME TAX (PROVISION) BENEFIT	—	3,834	(1,156)	(52,862)	—	(50,184)

NET INCOME	$207,172	$207,024	$106,574	$218,897	$(532,495)	$207,172

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$57,840	$43,922	$1,851,413	$—	$1,953,175
Reimbursables	—	439	722	90,068	—	91,229
Labor contract drilling services	—	—	—	116,342	—	116,342
Engineering, consulting and other	—	46,143	—	2,947	(46,137)	2,953

	—	104,422	44,644	2,060,770	(46,137)	2,163,699

OPERATING COSTS AND EXPENSES
Contract drilling services	16,030	21,554	20,767	623,953	(46,137)	636,167
Reimbursables	—	369	716	78,744	—	79,829
Labor contract drilling services	—	—	—	93,181	—	93,181
Engineering, consulting and other	—	—	400	16,970	—	17,370
Depreciation and amortization	—	19,311	4,048	187,021	—	210,380
Selling, general and administrative	9,912	2,967	973	45,293	—	59,145
Hurricane losses and recoveries, net	—	—	—	1,600	—	1,600

	25,942	44,201	26,904	1,046,762	(46,137)	1,097,672

OPERATING INCOME (LOSS)	(25,942)	60,221	17,740	1,014,008	—	1,066,027

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	957,702	892,272	448,099	—	(2,298,073)	—
Interest expense, net of amount capitalized	(75,105)	(34,885)	(20,496)	34,312	84,293	(11,881)
Other, net	1,007	3	—	91,907	(84,293)	8,624

INCOME BEFORE INCOME TAXES	857,662	917,611	445,343	1,140,227	(2,298,073)	1,062,770
INCOME TAX (PROVISION) BENEFIT	969	9,516	(24,158)	(190,466)	—	(204,139)

NET INCOME	$858,631	$927,127	$421,185	$949,761	$(2,298,073)	$858,631

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$30,355	$33,258	$1,315,528	$—	$1,379,141
Reimbursables	—	374	173	67,965	—	68,512
Labor contract drilling services	—	—	—	84,128	—	84,128
Engineering, consulting and other	—	38,289	—	9,634	(38,289)	9,634

	—	69,018	33,431	1,477,255	(38,289)	1,541,415

OPERATING COSTS AND EXPENSES
Contract drilling services	14,658	15,968	6,092	514,663	(38,289)	513,092
Reimbursables	—	286	173	58,671	—	59,130
Labor contract drilling services	—	—	—	69,572	—	69,572
Engineering, consulting and other	—	—	—	13,809	—	13,809
Depreciation and amortization	—	18,821	3,782	164,863	—	187,466
Selling, general and administrative	3,635	1,555	499	27,126	—	32,815
Hurricane losses and recoveries, net	—	—	—	(4,404)	—	(4,404)

	18,293	36,630	10,546	844,300	(38,289)	871,480

OPERATING INCOME (LOSS)	(18,293)	32,388	22,885	632,955	—	669,935

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	555,125	508,702	266,080	—	(1,329,907)	—
Interest expense, net of amount capitalized	(6,500)	(40,301)	(32,460)	31,250	32,877	(15,134)
Other, net	1,832	(3,253)	(14,278)	54,848	(32,877)	6,272

INCOME BEFORE INCOME TAXES	532,164	497,536	242,227	719,053	(1,329,907)	661,073
INCOME TAX (PROVISION) BENEFIT	—	11,507	8,348	(148,764)	—	(128,909)

NET INCOME	$532,164	$509,043	$250,575	$570,289	$(1,329,907)	$532,164

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$858,631	$927,127	$421,185	$949,761	$(2,298,073)	$858,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	19,311	4,048	187,021	—	210,380
Impairment loss on assets	—	—	400	9,789	—	10,189
Deferred income tax provision	—	4,794	382	8,021	—	13,197
Share-based compensation expense	25,951	—	—	—	—	25,951
Equity earnings in affiliates	(957,702)	(892,272)	(448,099)	—	2,298,073	—
Pension contribution	—	—	—	(37,615)	—	(37,615)
Other	618	67	(743)	24,085	—	24,027
Other changes in current assets and liabilities:
Accounts receivable	—	(7,882)	(3,380)	(100,101)	—	(111,363)
Other current assets	1	654	647	17,233	—	18,535
Accounts payable	(17,305)	(1,510)	1,804	(19,903)	—	(36,914)
Other current liabilities	7,909	(4,306)	(7,987)	24,751	—	20,367

Net cash provided by (used for) operating activities	(81,897)	45,983	(31,743)	1,063,042	—	995,385

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(428,517)	—	(113,459)	—	(541,976)
Other capital expenditures	—	(52)	(7,927)	(322,728)	—	(330,707)
Major maintenance expenditures	—	(2,407)	(914)	(66,435)	—	(69,756)
Accrued capital expenditures	—	(6,334)	—	62,274	—	55,940
Proceeds from sales of property and equipment	—	—	—	4,643	—	4,643
Repayments of notes from affiliates	—	—	—	702,526	(702,526)	—
Notes receivable from affiliates	—	—	—	(750,350)	750,350	—

Net cash used for investing activities	—	(437,310)	(8,841)	(483,529)	47,824	(881,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	685,000	—	—	—	—	685,000
Short-term debt payment	(685,000)	—	—	—	—	(685,000)
Borrowings on bank credit facilities	135,000	—	85,000	—	—	220,000
Payments on bank credit facilities	(35,000)	—	(85,000)	—	—	(120,000)
Payments of other long-term debt	—	—	—	(7,158)	—	(7,158)
Advances (to)/from affiliates	32,995	408,939	40,631	(482,565)	—	—
Repayments of notes to affiliates	(685,000)	(17,526)	—	—	702,526	—
Notes payable to affiliates	750,350	—	—	—	(750,350)	—
Net proceeds from employee stock transactions, including tax benefit	24,713	—	—	—	—	24,713
Dividends paid	(21,528)	—	—	—	—	(21,528)
Repurchases of ordinary shares	(120,687)	—	—	—	—	(120,687)

Net cash provided by (used for) financing activities	80,843	391,413	40,631	(489,723)	(47,824)	(24,660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,054)	86	47	89,790	—	88,869
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,404	$122	$47	$149,006	$—	$150,579

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532,164	$509,043	$250,575	$570,289	$(1,329,907)	$532,164
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	—	18,821	3,782	164,863	—	187,466
Impairment loss on assets	—	—	—	4,849	—	4,849
Deferred income tax provision	—	—	184	9,607	—	9,791
Share-based compensation expense	15,830	—	—	—	—	15,830
Equity earnings in affiliates	(555,125)	(508,702)	(266,080)	—	1,329,907	—
Pension contribution	—	—	—	(4,300)	—	(4,300)
Other	31,668	322	(1,072)	(17,278)	—	13,640
Other changes in current assets and liabilities:
Accounts receivable	—	(265)	6,309	(119,585)	—	(113,541)
Other current assets	2	(64)	(22)	(21,777)	—	(21,861)
Accounts payable	6,597	4,313	(492)	22,196	—	32,614
Other current liabilities	8,788	19,187	(6,168)	16,803	—	38,610

Net cash provided by (used for) operating activities	39,924	42,655	(12,984)	625,667	—	695,262

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(354,349)	—	(119,859)	—	(474,208)
Other capital expenditures	—	—	(3,289)	(263,137)	—	(266,426)
Major maintenance expenditures	—	—	—	(44,515)	—	(44,515)
Repayments from affiliates	—	—	—	17,388	(17,388)	—
Notes receivable from affiliates	—	—	27,896	—	(27,896)	—
Proceeds from Smedvig disposition	691,261	—	—	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	8,933	—	6,528	—	15,461

Net cash provided by (used for) investing activities	691,261	(345,416)	24,607	(403,595)	(45,284)	(78,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	—	—	(135,000)	—	—	(135,000)
Payments of other long-term debt	—	—	(600,000)	(6,667)	—	(606,667)
Accounts receivable from affiliates	(853,721)	—	—	—	853,721	—
Accounts payable to affiliates	—	324,027	723,377	(193,683)	(853,721)	—
Notes payable to affiliates	(27,896)	(17,388)	—	—	45,284	—
Proceeds from issuance of senior notes, net of debt issuance costs	295,851	—	—	—	—	295,851
Net proceeds from employee stock transactions, including tax benefit	10,932	—	—	—	—	10,932
Dividends paid	(16,423)	—	—	—	—	(16,423)
Repurchases of ordinary shares	(147,275)	—	—	—	—	(147,275)

Net cash provided by (used for) financing activities	(738,532)	306,639	(11,623)	(200,350)	45,284	(598,582)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,347)	3,878	—	21,722	—	18,253
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,610	$6,997	$—	$126,491	$—	$140,098

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position at September 30, 2007, and our results of operations for the three- and nine-month periods ended September 30, 2007 and 2006. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     All share and per share data included herein have been adjusted to reflect the two-for-one stock split effected in August 2007. See “Liquidity and Capital Resources – Overview” below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
EXECUTIVE OVERVIEW
     The Company reported net income of $318.3 million, or $1.18 per diluted share, for the three months ended September 30, 2007 (the “Current Quarter”), compared to $207.2 million, or $0.76 per diluted share, for the three months ended September 30, 2006 (the “Comparable Quarter”). The higher earnings resulted primarily from an increase in the average fleet wide dayrate to $147,501 in the Current Quarter from $102,824 in the Comparable Quarter. Additional revenues from higher dayrates during the Current Quarter were offset by 27 fewer operating days versus the Comparable Quarter primarily driven by a higher number of shipyard days as well as stacked days on the three submersible units that are currently deployed in the shallow waters of the U.S. Gulf of Mexico. The newly constructed semisubmersible, the Noble Clyde Boudreaux, operated its first full quarter contributing 92 available days in the Current Quarter. A detailed discussion of revenue and cost components for the Company’s reporting segments can be found on the following pages.
     Net income for the nine months ended September 30, 2007 (the “Current Period”) was $858.6 million, or $3.19 per diluted share, compared with $532.2 million, or $1.93 per diluted share, for the nine months ended September 30, 2006 (the “Comparable Period”).
     Other financial and operational highlights during the quarter included:
•	On July 27, 2007, Noble’s board of directors approved what is commonly referred to in the United States as a “two-for-one stock split” of Noble’s ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. The stock dividend was distributed on August 28, 2007.

•	On August 29, 2007, Noble announced a new contract for the Noble George McLeod for a minimum of four months at a dayrate of $160,000. The primary role of the rig will be as an accommodation and workover unit during this contract.

•	On September 4, 2007, Noble announced that the Company took delivery of the Noble Roger Lewis, a new high-specification jackup drilling rig constructed by Dalian Shipbuilding Industry Co. Ltd. in Dalian, People’s Republic of China. The rig is undergoing final commissioning and provisioning in Sharjah, United Arab Emirates and is expected to commence operations in December 2007.

•	On September 20, 2007, the Company reported that Mark A. Jackson resigned from the positions of Chairman of the Board, President and Chief Executive Officer, effective immediately. The Board appointed William A. Sears, a director of the Company since January 1998, to serve as Chairman of the Board, President and Chief Executive Officer on an interim basis. The Board of Directors formed a search committee to review internal and external candidates to fill the President and Chief Executive Officer position on a permanent basis.
     At September 30, 2007, approximately 95 percent of our operating days was committed under contract for the remainder of 2007, approximately 74 percent for 2008 and approximately 37 percent for 2009. At September 30, 2007, contracted backlog totaled approximately $7.3 billion.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services would have an adverse effect on our results of operations.
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through construction of new rigs, acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. During the nine-month period ended September 30, 2007, the Company had seven rigs under construction, resulting in newbuild capital expenditures of $542.0 million. One of those seven rigs, the Noble Clyde Boudreaux, commenced operations in June 2007. The Noble Roger Lewis, another of those seven rigs, is scheduled to commence operations in December 2007.
INTERNAL INVESTIGATION
     In June 2007, the Company announced that it was conducting an internal investigation of its Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws of its Nigerian affiliate’s reimbursement of certain expenses incurred by its customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for the Company’s drilling units to operate in Nigerian waters. The Company also announced that the audit committee of the Company’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation. The scope of the investigation also includes the Company’s dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which the Company conducts its operations, as well as dealings with other types of local agents in Nigeria and these other parts of the world.
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
     The Company voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was under way. The Company is cooperating, and intends to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against the Company and/or certain of its employees, as well as additional changes to the Company’s business practices and compliance programs, any of which could have a material adverse effect on the Company’s business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.

     The internal investigation is ongoing, and the Company cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. Based on information obtained to date in its internal investigation, the Company has not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, the Company has not made any accrual in its financial statements at September 30, 2007.
     Although management will seek to avoid material disruption to the Company’s Nigerian operations, the Company cannot determine at this time the ultimate effect of implementing any measures that may be necessary to ensure compliance with applicable laws, including the FCPA and Nigerian local laws, in connection with its operations in Nigeria and other parts of the world. We are operating seven drilling units offshore Nigeria. Due to the ongoing internal investigation described above, we have not been able to obtain or renew temporary import permits for six of the units, and we are currently operating with expired permits for such units. We recently filed applications for new temporary import permits for all seven of our units in Nigeria. We had filed these applications directly with Nigerian customs authorities without using an intermediary licensed customs agent. Nigerian customs authorities informed us, however, that we must utilize a licensed customs agent or obtain a corporate self-clearance license (which is not feasible in the short term). Thereafter, we retained a licensed customs agent and have required that agent to work directly with our Nigerian counsel in prosecuting our temporary import permit applications. Though our representatives have met several times with the Nigerian customs authorities regarding our applications and the authorities have indicated to our representatives that our applications for new permits will be approved, we have to date not received official definitive documentation of such approval. There can be no assurance that we will be able to obtain the permits necessary to continue operations in Nigeria with each rig currently located there. Furthermore, if we do obtain permits, the terms of each such permit may not extend for a time sufficient for the relevant drilling unit to complete its operations in Nigeria. In such a case, we may be required to obtain extensions of the permit. There can be no assurance that we will be able to obtain any such extension. Should we be unable to obtain such permits or extensions, we may need to terminate the drilling contract of any rig for which we are unable to obtain the necessary permit or permit extension and relocate such rig.
     Notwithstanding that the internal investigation is ongoing, the Company has concluded that certain changes to its FCPA compliance program would provide the Company greater assurance that its assets are not used, directly or through an intermediary, to make improper payments, including in the area of customs, and that the Company is in compliance with the FCPA’s record-keeping requirements. Although the Company has had a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by the Company to foreign or domestic officials, the Company has since the commencement of the internal investigation adopted, and may adopt additional, intermediate measures intended to enhance FCPA compliance procedures. Additional measures may be required once the investigation concludes.
RESULTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006
  General
     Net income for the Current Quarter was $318.3 million, or $1.18 per diluted share, on operating revenues of $791.3 million, compared to net income for the Comparable Quarter of $207.2 million, or $0.76 per diluted share, on operating revenues of $562.0 million.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of the condensed consolidated financial statements):

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Three Months Ended September 30, 2007

Operating Revenues:
Contract drilling services	$541,347	$177,409	$—	$718,756
Reimbursables	21,179	3,055	7,244	31,478
Labor contract drilling services	—	—	40,622	40,622
Engineering, consulting and other	259	142	19	420

	562,785	180,606	47,885	791,276

Operating Costs and Expenses:
Contract drilling services	177,062	50,214	—	227,276
Reimbursables	18,382	2,438	6,855	27,675
Labor contract drilling services	—	—	32,324	32,324
Engineering, consulting and other	(44)	51	6,066	6,073
Depreciation and amortization	54,136	21,491	2,365	77,992
Selling, general and administrative	19,144	4,968	505	24,617
Hurricane losses and recoveries, net	—	1,600	—	1,600

	268,680	80,762	48,115	397,557

Operating Income (Loss)	$294,105	$99,844	$(230)	$393,719

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Three Months Ended September 30, 2006

Operating Revenues:
Contract drilling services	$363,330	$140,507	$—	$503,837
Reimbursables	16,215	2,703	5,882	24,800
Labor contract drilling services	—	—	30,263	30,263
Engineering, consulting and other	1,119	162	1,805	3,086

	380,664	143,372	37,950	561,986

Operating Costs and Expenses:
Contract drilling services	145,442	33,559	—	179,001
Reimbursables	13,211	2,537	5,786	21,534
Labor contract drilling services	—	—	24,553	24,553
Engineering, consulting and other	(145)	37	3,370	3,262
Depreciation and amortization	52,486	12,052	1,022	65,560
Selling, general and administrative	7,482	3,556	837	11,875

	218,476	51,741	35,568	305,785

Operating Income	$162,188	$91,631	$2,382	$256,201

  Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2007 and 2006:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
International (3):
Jackups	95%	97%	3,532	3,560	$126,342	$78,860
Semisubmersibles - >6,000’(4)	100%	100%	184	184	165,565	166,951
Semisubmersibles - <6,000’(5)	100%	83%	184	153	181,073	163,221
Drillships	87%	100%	241	276	130,019	97,242

Total International	95%	97%	4,141	4,173	$130,731	$87,067

Domestic (6):
Semisubmersibles - >6,000’(4)	98%	100%	452	368	$330,490	$290,976
Semisubmersibles - <6,000’(5)	100%	90%	92	83	173,063	155,307
Submersibles	68%	100%	188	276	63,812	74,529

Total Domestic	88%	99%	732	727	$242,376	$193,270

Total Company	94%	97%	4,873	4,900	$147,501	$102,824

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

  International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the three months ended September 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$541,347	$363,330	$177,062	$145,442
Reimbursables (1)	21,179	16,215	18,382	13,211
Other	259	1,119	(44)	(145)
Depreciation and amortization	N/A	N/A	54,136	52,486
Selling, general and administrative	N/A	N/A	19,144	7,482

Total	$562,785	$380,664	$268,680	$218,476

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $178.0 million in the Current Quarter, or 49 percent over the Comparable Quarter, as strong demand for drilling rigs drove higher average dayrates. Higher average dayrates increased revenues approximately $182.2 million, and the lower number of operating days decreased revenues approximately $4.2 million. Average dayrates for our international fleet increased from $87,067 to $130,731, or $43,664 (50 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories, with the exception of semisubmersibles greater than 6,000 feet. This exception was the result of a reduced dayrate for the Noble Homer Ferrington for repair time in the Current Quarter. Operating days decreased from 4,173 in the Comparable Quarter to 4,141 in the Current Quarter, or 32 days (one percent), primarily because of a higher number of unpaid shipyard days in the Current Quarter. In the Current Quarter, the number of unpaid shipyard and regulatory inspection days was 212 as compared with 151 in the Comparable Quarter, resulting in a net decrease of 61 operating days in the Current Quarter. Offsetting this decrease in operating days was the newbuild jackup, Noble Roger Lewis, which added 29 operating days in the Current Quarter as compared to the Comparable Quarter, receiving a mobilization dayrate while in transit from the Dalian, China shipyard to Sharjah, United Arab Emirates for final commissioning and provisioning. This rig is scheduled to commence operations in December 2007. Utilization of our international fleet decreased to 95 percent in the Current Quarter from 97 percent in the Comparable Quarter primarily due to the increase in the number of unpaid shipyard days in the Current Quarter.
     Operating Costs and Expenses. International contract drilling services operating costs and expenses increased $31.6 million, or 22 percent, in the Current Quarter as compared to the Comparable Quarter. The Company incurs start-up costs on the newbuild rigs under construction in advance of their completion as rig personnel are added and other costs are incurred. Newbuild rig start-up costs incurred in the Current Quarter were $1.8 million, $1.6 million higher than the Comparable Quarter. Contract drilling services operating costs and expenses increased approximately $31.4 million primarily due to higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Offsetting these increases were lower operating costs and expenses of approximately $1.4 million attributable to fewer operating days in the Current Quarter (as described under Operating Revenues above). Daily contract drilling services costs were $42,758 in the Current Quarter as compared to $34,853 in the Comparable Quarter, or an increase of 23 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations because the cost structure varies across geographic regions. Depreciation and amortization increased to $54.1 million in the Current Quarter compared with $52.5 million in the Comparable Quarter, or three percent, primarily resulting from capital expenditures on our fleet since the Comparable Quarter.

  Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the three months ended September 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$177,409	$140,507	$50,214	$33,559
Reimbursables (1)	3,055	2,703	2,438	2,537
Other	142	162	51	37
Depreciation and amortization	N/A	N/A	21,491	12,052
Selling, general and administrative	N/A	N/A	4,968	3,556
Hurricane losses and recoveries, net	N/A	N/A	1,600	—

Total	$180,606	$143,372	$80,762	$51,741

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $36.9 million in the Current Quarter, or 26 percent over the Comparable Quarter as strong demand for deepwater drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $35.7 million while a five-day increase in operating days increased revenues by approximately $1.2 million. Average dayrates for our domestic fleet increased from $193,270 to $242,376, or $49,106 (25 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories, with the exception of submersibles. Demand for our shallow water rigs has weakened resulting in a decline in dayrates and lower utilization rates. Operating days increased from 727 in the Comparable Quarter to 732 in the Current Quarter or five days (one percent). The higher operating days resulted primarily from the newly constructed semisubmersible, the Noble Clyde Boudreaux, commencing operations in June 2007 and contributing 92 additional available days in the Current Quarter. Offsetting this increase, the Current Quarter had 34 unpaid shipyard and regulatory inspection days compared to nine in the Comparable Quarter, resulting in a net decrease of 25 operating days in the Current Quarter. Additionally, the three submersible rigs had 62 stacked days in the Current Quarter due to weaker demand for our shallow water rigs as compared to full utilization of these rigs in the Comparable Quarter. Utilization of our domestic fleet decreased to 88 percent in the Current Quarter from 99 percent in the Comparable Quarter primarily due to the increase in the number of unpaid shipyard and regulatory inspection days in the Current Quarter and the 62 stacked days on the three submersible rigs.
     Operating Costs and Expenses. Domestic contract drilling services operating costs and expenses increased $16.7 million, or 50 percent, in the Current Quarter compared with the Comparable Quarter. The Noble Clyde Boudreaux commenced operations in June 2007, increasing operating costs and expenses $10.1 million in the Current Quarter. Additionally, the Company incurs start-up costs on the newbuild rigs under construction in advance of their completion as rig personnel are added and other costs are incurred. Newbuild rig start-up costs incurred in the Current Quarter were $1.4 million, $1.1 million higher than the Comparable Quarter. The remaining $5.5 million increase in contract drilling services operating costs and expenses was primarily due to higher compensation, including retention programs designed to retain key rig and operations personnel, and higher repair and maintenance costs. The five additional operating days in the Current Quarter as compared to the Comparable Quarter did not significantly impact operating costs and expenses. Daily contract drilling services costs for our domestic fleet were $68,598 in the Current Quarter as compared to $46,161 in the Comparable Quarter, or an increase of 49 percent, for the reasons described above. The daily operating costs for the semisubmersible Noble Clyde Boudreaux added approximately $6,700 per day to the average daily costs during the Current Quarter. Depreciation and amortization increased $9.4 million to $21.5 million in the Current Quarter as compared to $12.1 million in the Comparable Quarter, or 78 percent, primarily due to the commencement of operations of the newly constructed semisubmersible, the Noble Clyde Boudreaux ($6.2 million increase). The balance of the depreciation increase ($3.2 million) is due to capital expenditures since the Comparable Quarter, partially offset by the relocation of the Noble Therald Martin from the U.S. Gulf of Mexico to Brazil in August 2006.
     In the Current Quarter, the Company recorded a $1.6 million hurricane loss to existing hurricane-related damage claims.
  Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Labor contract drilling services	$40,622	$30,263	$32,324	$24,553
Engineering, consulting and other	19	1,805	6,066	3,370
Reimbursables (1)	7,244	5,882	6,855	5,786
Depreciation and amortization	N/A	N/A	2,365	1,022
Selling, general and administrative	N/A	N/A	505	837

Total	$47,885	$37,950	$48,115	$35,568

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues increased $10.4 million over the Comparable Quarter primarily due to increases in North Sea contract rates and operating days, including a $6.1 million increase in revenues on the Noble Kolskaya, and billings under cost escalation clauses for revenue contracts in Canada and the North Sea.
     Engineering, consulting and other operating revenues decreased $1.8 million primarily due to the closure of the operations of the Company’s Triton Engineering Services Inc. (“Triton”) subsidiary in March 2007. The Current Quarter engineering, consulting and other operating revenues are primarily derived from the rotary steerable system assets and intellectual property owned by the Company’s subsidiary, Noble Downhole Technology Ltd. (“Downhole Technology”), further discussed below, and residual royalty and other revenues associated with Maurer Technology Incorporated (“Maurer”) and Triton.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $7.8 million over the Comparable Quarter primarily due to $3.9 million higher bareboat charter and other operating costs on the Noble Kolskaya, higher labor costs in Canada and the North Sea, and additional operating days in the North Sea.
     Engineering, consulting and other expenses increased $2.7 million in the Current Quarter from the Comparable Quarter. In June 2007, the Company entered into a letter of intent for the sale of the Downhole Technology rotary steerable system assets and intellectual property. In the Current Quarter, the Company recorded a pre-tax loss of $6.0 million for the potential sale of these assets and intellectual property and related exit activities, including an impairment of the remaining goodwill totaling $4.4 million. This sale was completed on November 1, 2007. Excluding the above charges related to Downhole Technology, costs and expenses declined $3.3 million due to the disposal of the businesses described above and the reduction in project levels.
     Depreciation and amortization increased $1.3 million in the Current Quarter as compared to the Comparable Quarter primarily due to $1.0 million higher depreciation on the Noble Kolskaya. The Noble Kolskaya bareboat charter agreement expires by its terms in July 2008, and capital expenditures related to its operations are depreciated over the remaining term of the bareboat charter.

  Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $12.7 million to $24.6 million in the Current Quarter from $11.9 million in the Comparable Quarter. The Current Quarter included costs of approximately $2.9 million related to the resignation of the Company’s former chief executive officer and approximately $4.8 million for the internal investigation relating to the Company’s Nigerian operations. The remaining increase of approximately $5.0 million is primarily due to expenses related to our employee benefit and retention plans and the addition of personnel.
     Interest Expense. Interest expense, net of amount capitalized, increased $8.3 million. The Current Quarter included interest expense of approximately $7.7 million related to the debt incurred in connection with the Short-Term Loan Agreement. See “Liquidity and Capital Resources - Credit Facilities, Long-Term Debt and Other Commercial Commitments” below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding this debt, interest incurred increased $2.4 million in the Current Quarter primarily due to a higher average debt balance outstanding. Interest capitalized in the Current Quarter increased $1.8 million from $11.1 million in the Comparable Quarter to $12.9 million in the Current Quarter. The increase in interest capitalized is primarily attributable to newbuild construction in progress.
     Other, net. Other, net increased $4.9 million, primarily due to higher interest income. Interest income increased $5.4 million as a result of the investment in the Current Quarter of the proceeds of the borrowing under the Short-Term Loan Agreement, which contributed $6.3 million of interest income in the Current Quarter. The Comparable Quarter included a $3.5 million charge for the settlement and release of claims by an agent of the Company for commissions relating to certain of our Middle East division activities.
     Income Tax Provision. The income tax provision increased $23.1 million primarily due to higher pre-tax earnings in the Current Quarter, which reflected an addition of $26.2 million in higher income tax, offset by a decrease of $3.1 million, which reflected a decrease in the effective tax rate from 19.5 percent in the Comparable Quarter to 18.7 percent in the Current Quarter. The lower effective tax rate resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate, and lower pre-tax earnings of U.S. owned assets.
For the Nine Months Ended September 30, 2007 and 2006
  General
     Net income the Current Period was $858.6 million, or $3.19 per diluted share, on operating revenues of $2.16 billion, compared to net income for the Comparable Period of $532.2 million, or $1.93 per diluted share, on operating revenues of $1.54 billion.
     The following table sets forth operating revenues and operating costs and expenses for each of our reportable segments for the periods indicated (for additional information regarding our reportable segments, see Note 10 of the condensed consolidated financial statements):

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Nine Months Ended September 30, 2007

Operating Revenues:
Contract drilling services	$1,461,787	$491,388	$—	$1,953,175
Reimbursables	53,934	9,925	27,370	91,229
Labor contract drilling services	—	—	116,342	116,342
Engineering, consulting and other	619	388	1,946	2,953

	1,516,340	501,701	145,658	2,163,699

Operating Costs and Expenses:
Contract drilling services	507,876	128,291	—	636,167
Reimbursables	45,612	8,853	25,364	79,829
Labor contract drilling services	—	—	93,181	93,181
Engineering, consulting and other	129	34	17,207	17,370
Depreciation and amortization	152,031	51,513	6,836	210,380
Selling, general and administrative	45,125	12,390	1,630	59,145
Hurricane losses and recoveries, net	—	1,600	—	1,600

	750,773	202,681	144,218	1,097,672

Operating Income	$765,567	$299,020	$1,440	$1,066,027

	Contract Drilling Services
	International	Domestic	Other	Total
	(In thousands)
Nine Months Ended September 30, 2006

Operating Revenues:
Contract drilling services	$965,569	$413,572	$—	$1,379,141
Reimbursables	39,930	11,636	16,946	68,512
Labor contract drilling services	—	—	84,128	84,128
Engineering, consulting and other	2,124	430	7,080	9,634

	1,007,623	425,638	108,154	1,541,415

Operating Costs and Expenses:
Contract drilling services	401,815	111,277	—	513,092
Reimbursables	32,447	10,908	15,775	59,130
Labor contract drilling services	—	—	69,572	69,572
Engineering, consulting and other	172	(119)	13,756	13,809
Depreciation and amortization	147,239	36,961	3,266	187,466
Selling, general and administrative	18,711	10,666	3,438	32,815
Hurricane losses and recoveries, net	—	(4,404)	—	(4,404)

	600,384	165,289	105,807	871,480

Operating Income	$407,239	$260,349	$2,347	$669,935

  Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2007 and 2006:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007		2006
International (3):
Jackups	97%	98%	10,598	10,561		$113,770	$71,696
Semisubmersibles - >6,000’(4)	100%	100%	546	546		161,840	135,579
Semisubmersibles - <6,000’(5)	77%	92%	421	334		179,883	158,928
Drillships	94%	100%	766	819		119,959	99,238

Total International	96%	98%	12,331	12,260		$118,544	$78,758

Domestic (6):
Jackups	N/A	86%	N/A	155	$	N/A	$101,112
Semisubmersibles - >6,000’(4)	99%	100%	1,186	1,092		329,434	268,954
Semisubmersibles - <6,000’(5)	100%	98%	273	431		167,040	131,714
Submersibles	88%	88%	717	720		76,953	65,710

Total Domestic	95%	95%	2,176	2,398		$225,868	$172,465

Total Company	96%	98%	14,507	14,658		$134,639	$94,088

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Percentages reflect the results of rigs only during the period in which they are owned by us.

(2)	Information reflects the number of days that our rigs were operating under contractual terms.

(3)	“International” encompasses contract drilling services conducted in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.

(4)	These units have water depth ratings of 6,000 feet or greater depending on the unit.

(5)	These units have water depth ratings of less than 6,000 feet.

(6)	“Domestic” encompasses contract drilling services conducted in the U.S. Gulf of Mexico.

  International Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our international contract drilling services for the nine months ended September 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$1,461,787	$965,569	$507,876	$401,815
Reimbursables (1)	53,934	39,930	45,612	32,447
Other	619	2,124	129	172
Depreciation and amortization	N/A	N/A	152,031	147,239
Selling, general and administrative	N/A	N/A	45,125	18,711

Total	$1,516,340	$1,007,623	$750,773	$600,384

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. International contract drilling services revenues increased $496.2 million in the Current Period, or 51 percent, over the Comparable Period as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $487.8 million, and the higher number of operating days increased revenues approximately $8.4 million. Average dayrates for our international fleet increased from $78,758 to $118,544, or $39,786 (51 percent), in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories. Operating days increased from 12,260 in the Comparable Period to 12,331 in the Current Period, or 71 days (one percent). Our strategic decision to relocate the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, contributed 323 additional operating days in the Current Period. Offsetting this increase was a 277-day increase in the number of unpaid shipyard and regulatory inspection days in the Current Period as compared to the Comparable Period. In the Current Period, the number of unpaid shipyard and regulatory inspection days were 528 as compared with 251 in the Comparable Period. The newbuild jackup, Noble Roger Lewis, added 29 operating days in the Current Period as compared to the Comparable Period, receiving a mobilization dayrate while in transit from the Dalian, China shipyard to Sharjah, United Arab Emirates for final commissioning and provisioning. This rig is scheduled to commence operations in December 2007. Utilization of our international fleet decreased to 96 percent in the Current Period from 98 percent in the Comparable Period primarily due to the increase in the number of unpaid shipyard and regulatory inspection days in the Current Period.
     Operating Costs and Expenses. International contract drilling services operating costs and expenses increased $106.1 million, or 26 percent, in the Current Period as compared to the Comparable Period. Approximately $3.0 million of this increase was the result of the higher number of operating days in the Current Period as compared to the Comparable Period. The Company incurs start-up costs on the newbuild rigs under construction in advance of their completion as rig personnel are added and other costs are incurred. Newbuild rig start-up costs incurred in the Current Period were $3.3 million, $2.8 million higher than the Comparable Period. The balance of the increase, $100.3 million, primarily resulted from higher compensation, including retention programs designed to retain key rig and operations personnel, higher repair and maintenance costs, and higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Daily contract drilling services costs were $41,187 in the Current Period as compared to $32,774 in the Comparable Period, or an increase of 26 percent, for the reasons described above. The daily contract drilling services costs are also influenced by the area of operations because the cost structure varies across geographic regions. Depreciation and amortization increased $4.8 million to $152.0 million in the Current Period from $147.2 million in the Comparable Period, or three percent, primarily resulting from units relocated to the international fleet as described under Operating Revenues above as well as capital expenditures on our fleet since the Comparable Period.

  Domestic Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our domestic contract drilling services for the nine months ended September 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$491,388	$413,572	$128,291	$111,277
Reimbursables (1)	9,925	11,636	8,853	10,908
Other	388	430	34	(119)
Depreciation and amortization	N/A	N/A	51,513	36,961
Selling, general and administrative	N/A	N/A	12,390	10,666
Hurricane losses and recoveries, net	N/A	—	1,600	(4,404)

Total	$501,701	$425,638	$202,681	$165,289

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Domestic contract drilling services revenues increased $77.8 million in the Current Period, or 19 percent, over the Comparable Period as strong demand for deepwater drilling rigs in the U.S. Gulf of Mexico market drove higher average dayrates. Higher average dayrates increased revenues approximately $128.0 million while a 222-day decrease in operating days reduced revenues by approximately $50.2 million. Average dayrates for our domestic fleet increased from $172,465 to $225,868, or $53,403 (31 percent), in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories. Operating days decreased from 2,398 in the Comparable Period to 2,176 in the Current Period, or 222 days (nine percent). Lower operating days primarily resulted from the relocation of the Noble Tom Jobe, Noble Eddie Paul and Noble Therald Martin from the U.S. Gulf of Mexico to international markets in March, April and August 2006, respectively, representing an aggregate reduction of 323 days. This relocation reflected part of our strategy to move certain units to regions with greater geological and financial potential. Additionally, the three submersibles had 63 stacked days in the Current Period due to weaker demand for our shallow water rigs as compared to full utilization of these rigs in the Comparable Period. Offsetting these reductions, the Current Period had 61 fewer unpaid shipyard and regulatory inspection days than the Comparable Period. In the Current Period, the number of unpaid shipyard and regulatory inspection days were 47 as compared with 108 in the Comparable Period. Additionally, the newly constructed semisubmersible, the Noble Clyde Boudreaux, commenced operations in June 2007, contributing 101 operating days in the Current Period. Utilization of our domestic fleet was 95 percent in both the Current and Comparable Periods.
     Operating Costs and Expenses. Domestic contract drilling services operating costs and expenses increased $17.0 million, or 15 percent, in the Current Period as compared to the Comparable Period. The Noble Clyde Boudreaux commenced operations in June 2007, increasing operating costs and expenses $10.1 million in the Current Period. Additionally, the Company incurs start-up costs on the newbuild rigs under construction in advance of their completion as rig personnel are added and other costs are incurred. Newbuild rig start-up costs incurred in the Current Period were $6.2 million, $5.0 million higher than the Comparable Period. Contract drilling services operating costs and expenses increased approximately $18.9 million primarily due to higher compensation, including retention programs designed to retain key rig and operations personnel and higher repair and maintenance costs. Offsetting these increases were lower operating costs and expenses of approximately $17.0 million attributable to fewer operating days in the Current Period (as described under Operating Revenues above). Daily contract drilling services costs for our domestic fleet were $58,957 in the Current Period as compared to $46,404 in the Comparable Period, or an increase of 27 percent, for the reasons described above. The daily operating costs for the semisubmersible Noble Clyde Boudreaux added approximately $2,200 per day to the average daily costs during the Current Period. In addition, daily drilling costs were lower in the Comparable Period in part because two jackups, which have lower daily operating costs as compared to semisubmersibles, operated in the U.S. Gulf of Mexico for 155 days in the Comparable Period while no jackups operated in the U.S. Gulf of Mexico in the Current

Period. Depreciation and amortization increased $14.6 million to $51.5 million in the Current Period as compared to $37.0 million in the Comparable Period, or 39 percent, due to the commencement of operations of the newly constructed semisubmersible, the Noble Clyde Boudreaux ($7.6 million increase), and higher depreciation associated with capital expenditures since the Comparable Period, partially offset by the relocation of the three rigs to international markets during 2006, as described above under Operating Revenues.
     In the Current Period, the Company recorded a $1.6 million hurricane loss to existing hurricane-related damage claims. The Comparable Period included a $4.4 million loss of hire insurance claim recovery.
  Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Labor contract drilling services	$116,342	$84,128	$93,181	$69,572
Engineering, consulting and other	1,946	7,080	17,207	13,756
Reimbursables (1)	27,370	16,946	25,364	15,775
Depreciation and amortization	N/A	N/A	6,836	3,266
Selling, general and administrative	N/A	N/A	1,630	3,438

Total	$145,658	$108,154	$144,218	$105,807

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues increased $32.2 million over the Comparable Period primarily due to increases in North Sea contract rates and operating days, including a $17.5 million increase in revenues on the Noble Kolskaya, and billings under cost escalation clauses for revenue contracts in Canada and the North Sea.
     Engineering, consulting and other operating revenues decreased $5.1 million primarily due to the sale of the software business of our Maurer subsidiary in June 2006, and the closure of the operations of the Company’s Triton subsidiary in March 2007. Subsequent to such sale and closure, the engineering, consulting and other operating revenues are primarily derived from the rotary steerable system assets and intellectual property owned by Downhole Technology, further discussed below, and residual royalty and other revenues associated with Maurer and Triton.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $23.6 million over the Comparable Period primarily due to $11.7 million higher bareboat charter and other operating costs on the Noble Kolskaya, higher labor costs in Canada and the North Sea, and additional operating days in the North Sea.
     Engineering, consulting and other expenses increased $3.5 million in the Current Period from the Comparable Period. In the Current Period, the operations of the Company’s Triton subsidiary were closed resulting in closure costs of $1.9 million, including a $0.4 million impairment of goodwill. In June 2007, the Company entered into a letter of intent for the sale of the Downhole Technology rotary steerable system assets and intellectual property. The Current Period includes a pre-tax loss of $12.9 million for the potential sale of these assets and intellectual property and other related exit activities, including a $9.4 million impairment of goodwill. This sale was completed on November 1, 2007. In June 2006, the software business of Maurer was sold resulting in a pre-tax loss in the Comparable Period of $3.8 million, including the write-off of goodwill totaling $4.8 million. Excluding the above charges related to Triton, Downhole Technology and Maurer described above, costs and expenses declined $7.5 million due to the disposal of these businesses and the reduction in project levels.

     Depreciation and amortization increased $3.6 million in the Current Period as compared to the Comparable Period primarily due to $2.9 million higher depreciation on the Noble Kolskaya. The Noble Kolskaya bareboat charter agreement expires by its terms in July 2008, and capital expenditures related to its operations are depreciated over the remaining term of the bareboat charter.
  Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $26.3 million to $59.1 million in the Current Period from $32.8 million in the Comparable Period. The Current Period included costs of approximately $6.7 million related to the retirement and resignation of the Company’s former chief executive officers and approximately $6.5 million for the internal investigation of the Company’s Nigerian operations. The remaining increase of approximately $13.1 million is primarily due to expenses related to our employee benefit and retention plans, and the addition of personnel.
     Interest Expense. Interest expense, net of amount capitalized, decreased $3.3 million. The Current Period included interest expense of $7.7 million related to the debt incurred in connection with the Short-Term Loan Agreement. See “Liquidity and Capital Resources — Credit Facilities, Long-Term Debt and Other Commercial Commitments” below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. This was more than offset by interest expense of approximately $8.2 million related to debt incurred in connection with our former investment in Smedvig during the Comparable Period. Excluding interest expense related to these debt balances, interest incurred increased $8.0 million in the Current Period primarily due to a higher average balance outstanding on remaining debt. Interest capitalized in the Current Period increased $10.8 million from $27.1 million in the Comparable Period to $37.9 million in the Current Period. The increase in interest incurred and interest capitalized is primarily attributable to newbuild construction in progress.
     Other, net. Other, net increased $2.4 million. Interest income increased $3.6 million as a result of higher levels of cash investments in the Current Period, in part due to the investment of the proceeds of the borrowing under the Short-Term Loan Agreement, which contributed $6.3 million of interest income in the Current Period. The Comparable Period included income of $4.4 million from the interests in deepwater oil and gas properties received pursuant to a prior year litigation settlement and a $3.5 million charge for the settlement and release of claims by an agent of the Company for commissions relating to certain of our Middle East division activities.
     Income Tax Provision. The income tax provision increased $75.2 million primarily due to higher pre-tax earnings in the Current Period, which reflected an addition of $78.3 million in higher income tax, offset by a decrease of $3.1 million, which reflected a decrease in the effective tax rate from 19.5 percent in the Comparable Period to 19.2 percent in the Current Period. The lower effective tax rate resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate, and lower pre-tax earnings of U.S. owned assets.
LIQUIDITY AND CAPITAL RESOURCES
   Overview
     Our principal capital resource in the Current Period was net cash provided by operating activities of $995.4 million, which compared to $695.3 million in the Comparable Period. The increase in net cash provided by operating activities in the Current Period was primarily attributable to higher net income, primarily due to higher average dayrates. At September 30, 2007, we had cash and cash equivalents of $150.6 million and $500 million of funds available under our bank credit facility described under “Credit Facilities, Long-Term Debt and Other Commercial Commitments” below. We had working capital of $304.2 million and $143.7 million at September 30, 2007 and December 31, 2006, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 16 percent at September 30, 2007 and 18 percent at December 31, 2006.
     On February 2, 2007, Noble’s board of directors increased its share repurchase program authorization by 20 million ordinary shares, resulting in 30.5 million ordinary shares authorized for repurchase. During the nine months ended September 30, 2007, we repurchased 2.8 million of our ordinary shares pursuant to this program at an average price of $37.24 per share for a total cost of $103.4 million. At September 30, 2007, 27.7 million shares remained available for repurchase under such authorization. Upon the commencement of our internal investigation, we temporarily suspended activity under our repurchase program.  In the fourth quarter of 2007, we expect to resume repurchases of our ordinary shares under this program, subject to market conditions and any other factors that we deem relevant from time to time.  Any such repurchases may be made on the open market or in private transactions at prices determined by us. During 2006, we repurchased 7.6 million of our ordinary shares at an average price of $35.13 per share for a total cost of $267.4 million.
     During the nine months ended September 30, 2007, we made contributions to our pension plans totaling approximately $37.6 million. We presently expect to contribute, subject to applicable law, an aggregate of $45 million to $50 million to our pension plans in 2007.
     On July 27, 2007, Noble’s board of directors approved what is commonly referred to in the United States as a “two-for-one stock split” of Noble’s ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. The stock dividend was distributed on August 28, 2007 when shareholders of record were issued one additional ordinary share for each ordinary share held. All share and per share data presented herein have been retroactively adjusted to reflect the stock split.
     The Company’s most recent quarterly cash dividend declaration, to be paid on December 3, 2007 to holders of record on November 7, 2007, was $0.04 per ordinary share, or approximately $43 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
  Capital Expenditures
     Capital expenditures totaled $942.4 million and $785.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     The Company had seven rigs under construction during the Current Period, resulting in capital expenditures totaling $542.0 million for new construction. One of those seven rigs, the Noble Clyde Boudreaux, commenced operations in June 2007. The Noble Roger Lewis, another of those seven rigs, is undergoing final commissioning and provisioning in Sharjah, United Arab Emirates and is scheduled to commence operations in December 2007. Capital expenditures for new construction of semisubmersibles included $115.2 million for the Noble Clyde Boudreaux, $107.6 million for the Noble Dave Beard, $106.1 million for the Noble Danny Adkins and $64.3 million for the Noble Jim Day. Additionally, the Current Period included an aggregate $110.8 million for the construction during such period of the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks, each a F&G JU-2000E enhanced premium newbuild jackup. Other capital expenditures totaled $330.7 million in the Current Period and included approximately $174.3 million for major upgrade projects. Major maintenance expenditures totaled $69.8 million in the Current Period.
     Our capital expenditures and major maintenance expenditures for 2007 are budgeted at approximately $1.3 billion. In connection with our capital expenditure programs, we have entered into certain commitments, including shipyard and purchase commitments aggregating approximately $900 million outstanding at September 30, 2007.
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

  Credit Facilities, Long-Term Debt and Other Commercial Commitments
     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”), including a letter of credit facility totaling $150 million, which extends through March 15, 2012 and replaces Noble Drilling Corporation’s (“Noble Drilling”) $300 million unsecured bank credit facility. Noble Drilling has issued a guarantee of the obligations of the borrower under the Bank Credit Agreement. At September 30, 2007, we had $100 million in borrowings outstanding under this facility, leaving $500 million remaining available thereunder.
     At September 30, 2007, we had letters of credit and third-party guarantees of $77.6 million and performance and customs bonds totaling $206.1 million supported by surety bonds outstanding. Additionally, certain subsidiaries of Noble issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
     Our debt increased from $694.1 million (including current maturities of $9.6 million) at December 31, 2006 to $787.0 million (including current maturities of $10.2 million) at September 30, 2007, due to net borrowings under the Bank Credit Agreement of $100 million, offset by other debt repayments of $7.1 million. At September 30, 2007 and December 31, 2006, we had no off balance sheet debt or other off balance sheet arrangements. At September 30, 2007, we were in compliance with all our debt covenants.
     On July 24, 2007, Noble entered into a short-term loan agreement (the “Short-Term Loan Agreement”) with Goldman Sachs Credit Partners L.P., as the initial lender and administrative agent, pursuant to which Noble borrowed $685 million. Noble Drilling issued a guaranty of the obligations of Noble under the Short-Term Loan Agreement. The proceeds of the borrowing were used to repay an inter-company loan from a direct wholly-owned subsidiary of Noble. The process to liquidate and dissolve this subsidiary commenced on July 25, 2007, and on September 26, 2007, the short-term loan was repaid with proceeds distributed in connection with the liquidation and dissolution. The net pre-tax cost of this financing was $1.4 million, all incurred in the three months ended September 30, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
   Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at a margin over Adjusted LIBOR. At September 30, 2007, there were $100 million of outstanding borrowings under the Bank Credit Agreement. A change of one percent in the interest rate would cause a $1.0 million change in interest expense on an annual basis on such amount of borrowings.
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

     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and the Company maintains forward currency contracts settling monthly for these currencies. The Euro-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 50 percent and 23 percent, respectively, of our forecasted Euro requirements. The British Pound-denominated forward currency contracts settling in the remainder of 2007 and in 2008 represent approximately 35 percent and 22 percent, respectively, of our forecasted British Pound requirements. The notional amounts of forward currency contracts outstanding at September 30, 2007 were approximately 22.7 million Euros and 14.7 million British Pounds. The aggregate notional amount of these forward currency contracts, expressed in U.S. Dollars, was $58.6 million at September 30, 2007. The fair market value of outstanding forward currency contracts was $3.6 million at September 30, 2007. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward currency contracts by approximately $0.6 million.
   Market Risk
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employees for amounts originally contributed plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits if phantom investment losses occur. At September 30, 2007, the Company’s liability under the Restoration Plan and a similar Canadian plan totaled $19.4 million. At September 30, 2007, a one percent increase in the fair value of the phantom investments would increase the Company’s liability by $0.2 million, and a one percent decline in the fair value of the phantom investments would reduce the Company’s liability by $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chairman of the Board, President and Chief Executive Officer, William A. Sears, and Noble’s Senior Vice President and Chief Financial Officer, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Sears and Mr. Mitchell have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information regarding legal proceedings is set forth in the first six paragraphs in Note 9 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K, and in our Forms 10-Q for the quarters ended March 31 and June 30, 2007 in response to Item 1A to Part II of Form 10-Q, except for the following item which is updated or otherwise modified:
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
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We are operating seven drilling units offshore Nigeria, and there is a risk that we may not be able to obtain or maintain valid temporary importation permits for these rigs necessary to continue uninterrupted operations in Nigerian waters for the duration of the units’ drilling contracts. For additional information regarding the Company’s ongoing internal investigation and the status of our temporary import permits in Nigeria, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation.”
     Our Nigerian subsidiary has recently received letters from a Nigerian government agency seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters are applicable to the Company’s ownership of drilling units, the agency may be seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. We intend to take all appropriate legal action to resist this characterization. The application of the Nigerian cabotage laws to our drilling units and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
     Governmental action, including initiatives by the Organization of Petroleum Exporting Countries (OPEC), may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information (adjusted for the two-for-one stock split effected in August 2007) with respect to purchases by the Company of Noble’s ordinary shares:

				Total Number of Shares	Maximum Number of
	Total Number			Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price		Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share		Plans or Programs(1)	Plans or Programs(1)
July 2007	—	—		—	27,748,000
August 2007	1,534 (2)	$41.37	(2)	—	27,748,000
September 2007	34,528 (3)	$48.85	(3)	—	27,748,000

(1)	No share repurchases were made in the quarter ended September 30, 2007 pursuant to the share repurchase program, which Noble’s board of directors authorized and adopted and which we announced on January 31, 2002. On February 2, 2007, Noble announced that its board of directors increased the share repurchase authorization by 10,000,000 shares (20,000,000 shares stock-split adjusted), resulting in 15,262,000 shares (30,524,000 shares stock-split adjusted) authorized for repurchase. Our share repurchase program has no date of expiration.

(2)	Consists of 1,534 ordinary shares at an average price of $41.37 acquired by surrender of ordinary shares to the Company by employees for withholding taxes upon the vesting of restricted stock.

(3)	Consists of 34,528 ordinary shares at an average price of $48.85 acquired by surrender of ordinary shares to the Company by employees for withholding taxes upon the vesting of restricted stock.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NOBLE CORPORATION

DATE: November 9, 2007	By:	/s/ WILLIAM A. SEARS
William A. Sears
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/ THOMAS L. MITCHELL
Thomas L. Mitchell
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
4.1	Short-Term Loan Agreement dated as of July 24, 2007 among Noble Corporation, as Borrower, the Lenders from time to time parties thereto and Goldman Sachs Credit Partners L.P., as Administrative Agent (filed as Exhibit 4.1 to Noble Corporation’s Current Report on Form 8-K filed on July 26, 2007 and incorporated herein by reference).

10.1*	Separation Agreement and Release dated as of September 20, 2007 between Noble Corporation and Mark A. Jackson (filed as Exhibit 10.1 to Noble Corporation’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference).

10.2*	Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors.

31.1	Certification of William A. Sears Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of William A. Sears Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.