Form 10-K
period 2007-12-31
NOBLE CORP
filed 2008-02-29
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Yes   ☑     No   ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
     As of June 29, 2007, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $12.9 billion based on the closing sale price as reported on the New York Stock Exchange.
     Number of Ordinary Shares outstanding as of February 15, 2008: 268,645,643
DOCUMENTS INCORPORATED BY REFERENCE
     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
     (1) Proxy statement for the 2008 annual general meeting of members scheduled to be held on May 1, 2008 — Part III

PART I
ITEM 1. BUSINESS.
GENERAL
     Noble Corporation, a Cayman Islands exempted company limited by shares (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 mobile offshore drilling units located worldwide. This fleet consists of 13 semisubmersibles, three dynamically positioned drillships, 43 jackups and three submersibles. The fleet count includes two F&G JU-2000E enhanced premium jackups and three deepwater dynamically positioned semisubmersibles under construction. As previously reported, we have secured customer contracts for these jackups and semisubmersibles. For additional information on the specifications of the fleet, see “Item 2. Properties. — Drilling Fleet”. Approximately 85 percent of our fleet is currently deployed internationally, principally in the Middle East, India, Mexico, the North Sea, Brazil, and West Africa. Our other operations include labor contract drilling services and engineering and consulting services.
     Noble became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as “Noble Drilling”) that was organized in 1939, as part of the 2002 internal corporate restructuring of Noble Drilling and its subsidiaries. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells for others in the United States since 1921 and internationally during various periods since 1939.
BUSINESS STRATEGY
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. In 2007 we continued execution of our active expansion strategy as indicated by the following developments and activities:
•	a long-term drilling contract was signed for a fourth newbuild ultra-deepwater semisubmersible, the Noble Jim Day;

•	construction was completed and we took delivery of the newbuild ultra-deepwater semisubmersible, the Noble Clyde Boudreaux, which is now operating under a long-term contract in the U.S. Gulf of Mexico;

•	construction continued on two other newbuild ultra-deepwater semisubmersibles, the Noble Dave Beard and Noble Danny Adkins, which are scheduled for delivery in the fourth quarter of 2008 and the first quarter of 2009, respectively;

•	we took delivery of our newbuild F&G JU-2000E enhanced premium independent leg cantilevered jackup, the Noble Roger Lewis, which is now operating under a long-term drilling contract in Qatar; and

•	construction continued on two F&G JU-2000E enhanced premium independent leg cantilevered jackups, the Noble Hans Deul and Noble Scott Marks, which are being constructed in China and are scheduled for delivery in the third quarter of 2008 and the second quarter of 2009, respectively.
     Newbuild capital expenditures totaled $755 million in 2007 for our seven rigs under construction during the year.
     The strategy we have followed of constructing rigs only with a customer’s contractual commitment for the rig is in contrast to the approach of a number of competitors in our industry. At the end of 2007, shipyards worldwide reportedly had received commitments to construct 79 jackups and 44 deepwater floaters, including Noble’s units. The majority of these jackup units reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation”. Our strategy on new construction has been to expand our drilling fleet with technologically advanced units only in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed.
     We have developed personnel retention programs that we believe are important to allow us to attract and retain the skilled personnel required to maintain safe and efficient operations in our competitive industry. Because hydrocarbon exploration and development activities have increased in recent years, the drilling industry has experienced significant increases in dayrates for drilling services in most markets, a tightening market for drilling equipment, and a shortage of personnel. This environment has driven operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. In recognition of the importance of our offshore operations personnel in achieving a safety record that has consistently outperformed the offshore drilling industry sector and to retain such personnel, since 2005 we have implemented three separate key operations personnel retention programs. First, in 2005 we implemented an incentive program for personnel associated with our day-to-day rig-based operations. Under this program, we distribute incentive payments based upon individual performance over the three-year period 2006-2008. Second, in 2006 we implemented a program for shore-based and engineering personnel under which participants may receive payments over the four-year period 2006-2009. Third, in 2007 we implemented a follow-on to the first program for personnel associated with our day-to-day rig-based operations. Under the 2007 program, we will make performance-based payments over the three-year period 2008-2010. We believe these programs will complement our other short- and long-term incentive programs to attract and retain the skilled personnel we need to maintain safe and efficient operations.
     Our active participation in the consolidation of the offshore drilling industry continues to be an important element of our growth strategy. Consolidation typically takes one of two forms: an individual transaction for specific mobile offshore drilling units or a transaction for an entire company. In the last five years, we have added six premium jackups to our fleet through individual rig transactions. From time to time, we evaluate other individual rig transactions and business combinations with other parties, and we will continue to consider business opportunities that promote our business strategy.
BUSINESS DEVELOPMENT DURING 2007
     We entered into a drilling contract with a wholly-owned subsidiary of Marathon Oil Corporation for the Noble Jim Day, a Bingo 9000 design to be completed as a dynamically positioned (DP-3) unit capable of operating in water depths up to 12,000 feet with living accommodations for 200 persons. The unit’s highly efficient operational design is similar to that of the Noble Danny Adkins, currently under construction in Singapore. The Noble Jim Day, currently under construction in Singapore, is expected to operate in the U.S. Gulf of Mexico at a dayrate of $515,000 commencing in the fourth quarter of 2009.
     We entered into a drilling contract with Petróleos Mexicanos (“Pemex”) for the Noble Max Smith at a dayrate of $484,000. The Noble Max Smith will be the first mobile offshore rig capable of drilling in water depths up to 7,000 feet to operate offshore Mexico. The Noble Max Smith is expected to commence operating under its Pemex contract in the third quarter of 2008 after completion of its current contract in the U.S. Gulf of Mexico and time in the shipyard for regulatory inspections and contract preparation.
     In response to the effects of Hurricanes Ivan, Katrina and Rita during the 2004 and 2005 hurricane seasons, the U.S. Minerals Management Service (“MMS”), working together with the U.S. Coast Guard and industry, has developed and issued interim guidelines for moored drilling rig fitness requirements in the U.S. Gulf of Mexico.  We worked closely with the MMS in the formulation of these guidelines, which were designed to improve performance in the area of moored rig station-keeping during the environmental loading that may be experienced during hurricanes. The interim guidelines were in effect for the 2006 and 2007 hurricane seasons. Our recently developed Noble Category 5 (NC-5SM) mooring standard meets the interim guidelines. We upgraded the mooring systems on the Noble Paul Romano and the Noble Jim Thompson to the NC-5SM standard in 2007 and 2006, respectively. The mooring system on the Noble Amos Runner semisubmersible is scheduled to be upgraded in 2008.
     In 2007, we continued to upgrade the capabilities of our deepwater fleet through the use of our patented aluminum alloy drilling riser (“AAR”), which is used in place of steel risers to connect floating drilling units to equipment on the seabed. We have equipped each of the newbuild semisubmersible rigs, including the Noble Clyde Boudreaux which went into service in the second quarter of 2007, with the AAR. The AAR can be manufactured cost competitively as compared to a steel riser, but the AAR weighs significantly less (up to 40 percent less) than the typical steel riser. This significant savings in weight allows us to extend the water depth specifications of our floating drilling units with less capital investment.
     We completed the planned rationalization of our technology services division in the fourth quarter of 2007 with the sale of the rotary steerable system assets and intellectual property of our Noble Downhole Technology Ltd. (“Downhole Technology”) subsidiary. In the first quarter of 2007, we closed the operations of our Triton Engineering Services Inc. (“Triton”) subsidiary.
     At January 11, 2008, our contracted backlog totaled approximately $6.7 billion with 39 of our rigs contracted for 2008 and thereafter. We anticipate that the primary terms of the current contracts on 21 of our rigs will expire at varying times in 2008. At January 11, 2008, approximately 81 percent of our available operating days were committed for 2008, approximately 40 percent for 2009 and approximately 15 percent for 2010, which percentages take into account new capacity under our newbuild rigs that we anticipate commencing operations during the 2008 through 2009 period.
DRILLING CONTRACTS
     We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:
•	contract duration extending over a specific period of time or a period necessary to drill one or more wells;

•	provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to either breakdown of major equipment or “force majeure” events beyond our control and the control of the customer;

•	options in favor of the customer to extend the contract term, generally upon advance notice to us and usually (but not always) at mutually agreed upon rates;

•	payment of compensation to us (generally in U.S. Dollars although some customers, typically national oil companies, require a part of the compensation to be paid in local currency) on a “daywork” basis, so that we receive a fixed amount for each day (“dayrate”) that the drilling unit is operating under contract (a lower rate or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control);

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies; and

•	provisions that allow us to recover certain cost increases from our customers (in contracts for approximately 67 percent of our rigs).
     The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases upon the making of an early termination payment to us. Certain of our drilling contracts with Pemex in Mexico, for example, contain provisions that allow early cancellation on 30 days or less notice to us without Pemex making an early termination payment.
     During times of depressed market conditions, our customers may seek to avoid or reduce their obligations to us under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.
     Generally, our contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another. When market conditions require us to bear these costs, our operating margins are reduced accordingly. We cannot predict our ability to recover these costs in the future.

For shorter moves such as “field moves”, our customers have generally agreed to bear the costs of moving the unit by paying us a reduced dayrate or “move rate” while the unit is being moved.
OFFSHORE DRILLING OPERATIONS
Contract Drilling Services
     We conduct offshore contract drilling operations, which accounted for approximately 93 percent, 93 percent and 90 percent of operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We conduct our contract drilling operations principally in the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. In 2007, Pemex accounted for approximately 15 percent of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues in 2007.
     Our contract drilling services revenues from international sources accounted for approximately 76 percent, 72 percent and 77 percent of total contract drilling services revenues for 2007, 2006 and 2005, respectively.
     Our contract drilling services revenues generated in the U.S. accounted for approximately 24 percent, 28 percent and 23 percent of our total contract drilling services revenues for 2007, 2006 and 2005, respectively.
Labor Contracts
     We perform services under labor contracts for drilling and workover activities covering 11 rigs operating in the United Kingdom sector of the North Sea and two rigs under a labor contract (the “Hibernia Contract”) off the east coast of Canada. We do not own or lease these rigs.
     Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Contract, which is operating under a recently renewed five-year agreement that extends through January 2013, our labor contracts are generally renewable on an annual basis.
     In January 2008, we reached agreement to sell our North Sea labor contract drilling services business to Seawell Holding UK Limited (“Seawell”) for $35 million. The sale to Seawell includes labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. These operations employ approximately 450 people and generated $96.2 million of revenue in 2007. The Hibernia Contract is not included in this sale. Closing is subject to regulatory approval and other customary closing conditions and is expected to occur on or about March 31, 2008.
     Additionally, we operate the Noble Kolskaya through a bareboat charter that expires by its terms in July 2008. Under the bareboat charter, we receive a 30 percent effective net profit interest in the Noble Kolskaya operations.
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
     We compete on a worldwide basis, but competition may vary significantly by region at any particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and by political considerations and policies.

     In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. We cannot assure that any such shortages experienced in the past would not happen again or that any shortages, to the extent currently existing, will not continue or worsen in the future.
GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS
     Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances.
     The U.S. Oil Pollution Act of 1990 (“OPA 90”) and regulations thereunder impose certain additional operational requirements on our offshore rigs operating in the U.S. Gulf of Mexico and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA 90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply, and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us any differently or to any greater or lesser extent than other companies in the energy services industry.
EMPLOYEES
     At December 31, 2007, we employed approximately 6,600 persons, including persons engaged through labor contractors or agencies. Of the 6,600 persons, approximately 79 percent were engaged in international operations and approximately 21 percent were engaged in U.S. operations. We are not a party to any collective bargaining agreements that are material, and we consider our employee relations to be satisfactory.
FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
     Information regarding our revenues from external customers, segment profit or loss and total assets attributable to each segment for the last three fiscal years is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.
     Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.
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
     Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration, development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, significantly affect this level of activity. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
•	the political environment of oil-producing regions, including uncertainty or instability resulting from an outbreak or escalation of armed hostilities or acts of war or terrorism;

•	worldwide demand for oil and gas, which is impacted by changes in the rate of economic growth in the U.S. and other international economies;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the policies and regulations of the various governments regarding exploration and development of their oil and gas reserves;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	adverse weather conditions (such as hurricanes and monsoons) and seas;

•	the development and exploitation of alternative fuels;

•	tax policy; and

•	advances in exploration, development and production technology.
The contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are not able to compete successfully, our profitability may be reduced.
     The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition, rig availability, location and suitability, experience of the workforce, efficiency, safety performance record, technical capability and condition of equipment, operating integrity, reputation, industry standing and client relations are all factors in determining which contractor is awarded a job. Mergers among oil and natural gas exploration and production companies have reduced the number of available clients, resulting in increased price competition.
     Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and may result in some of our rigs being idle for long periods of time. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
     Although oil and natural gas prices are currently above historical averages resulting in higher utilization and dayrates earned by our drilling units, we can give no assurance that such prices will not decrease, perhaps materially, or that the current industry cycle of high demand, short rig supply and higher dayrates will continue.
     The increase in supply created by the number of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the supply attributable to newbuild rigs, especially those being built on speculation, could cause a reduction in future dayrates. In certain markets, for example, we are experiencing competition from newbuild jackups that are scheduled to enter the market in 2008. The inability of the market to absorb these newbuild jackups may result in lower marketplace dayrates for jackups.
Construction, conversion or upgrades of rigs are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.
     We currently have significant new construction projects and conversion projects underway and we may undertake additional such projects in the future. In addition, we make significant upgrade, refurbishment and repair expenditures for our fleet from time to time, particularly as our rigs become older. Some of these expenditures are unplanned. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	work stoppages and labor disputes;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;

•	weather interferences;

•	difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;

•	design and engineering problems;

•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unanticipated actual or purported change orders;

•	client acceptance delays;

•	disputes with shipyards and suppliers;

•	shipyard failures and difficulties; and

•	failure or delay of third-party equipment vendors or service providers.
     Failure to complete a rig upgrade or new construction on time, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.
Failure to attract and retain highly skilled personnel or an increase in personnel costs could hurt our operations.
     We require highly skilled personnel to operate and provide technical services and support for our drilling units. As the demand for drilling services and the size of the worldwide industry fleet has increased, shortages of qualified personnel have occurred from time to time. Shortages of such personnel could result as the rigs currently being built enter service. These shortages could result in our loss of qualified personnel to competitors, impair our ability to attract and retain qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations.
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
     The 2005 losses sustained in the oil and gas industry from Hurricanes Katrina and Rita had a material adverse impact on marine energy insurance markets. Subsequent to these losses, the insurance industry has generally offered reduced coverage for U.S. Gulf of Mexico named windstorm perils, and has priced premiums for renewal programs of insured parties that sustained losses from these 2005 hurricanes on a basis designed to recover hurricane-related underwriting losses in an accelerated manner, particularly for companies that have an exposure in the U.S. Gulf of Mexico. Our March 2007 insurance program renewal included an annual aggregate coverage limit of $200 million applicable to our drilling units operating in the U.S. Gulf of Mexico for physical damage and loss of hire resulting from named windstorm perils. Our units operating in the U.S. Gulf of Mexico include six semisubmersibles and three submersibles. This coverage limit may not fully insure our losses in the event that one or more named windstorms damage our drilling units in the U.S. Gulf of Mexico. The reduced coverage does not apply to our units in the Mexican portion of the Gulf of Mexico. If one or more future significant weather-related events occur in the Gulf of Mexico or in any other geographic area in which we operate, we may experience further increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
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
     Our business could be impacted by events beyond our control including changes in our customers’ drilling programs or budgets driven by their internal corporate events, changes in the prices for oil and gas, or shifts in the relative strength of various geographic drilling markets brought on by economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services. In addition, our customers may cancel drilling contracts or letter agreements or letters of intent for drilling contracts, or exercise early termination provisions found in some of our drilling contracts, for a variety of reasons, many of which are beyond our control. Depending upon market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. If the future level of demand for our drilling services or if future conditions in the offshore contract drilling industry decline, our financial position, results of operations and cash flows could be adversely affected.
Our business involves numerous operating hazards.
     Our operations are subject to many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment, and damage or loss from adverse weather and seas. These hazards could cause personal injury or loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved, result in claims by employees, customers or third parties and, in addition to causing environmental damage, could cause substantial damage to oil and natural gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services, or personnel shortages. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies.
Governmental laws and regulations, including environmental laws and regulations, may add to our costs or limit our drilling activity.
     Our business is affected by public policy and laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.
     The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or significantly limit drilling activity. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs.
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

Our international operations involve additional risks not associated with U.S. Gulf of Mexico operations.
     We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:
•	terrorist acts, war and civil disturbances;

•	seizure, nationalization or expropriation of property or equipment;

•	foreign and U.S. monetary policy and foreign currency fluctuations and devaluations;

•	the inability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	piracy;

•	import-export quotas, wage and price controls, imposition of trade barriers and other forms of government regulation and economic conditions that are beyond our control;

•	regulatory or financial requirements to comply with foreign bureaucratic actions; and

•	changing taxation policies.
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
     Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We are operating drilling units offshore Nigeria, and there is a risk that we may not be able to obtain new or extended temporary importation permits for these units necessary to continue uninterrupted operations in Nigerian waters for the duration of the units’ drilling contracts. We cannot predict what changes, if any, relating to temporary import policies and procedures may be established or implemented in Nigeria in the future. For additional information regarding our ongoing internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation”. Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.
     During the fourth quarter of 2007, our Nigerian subsidiary received letters from a Nigerian government agency seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters are applicable to our ownership of drilling units, the agency may be seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and our offshore drilling units are not “vessels” within the meaning of those laws. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
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
     We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”). Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. For a discussion of an ongoing internal investigation relating to our operations in Nigeria, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation”.
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
     In 2004, the U.S. Congress enacted legislation as part of the American Jobs Creation Act of 2004 (the “AJCA”) that tightened the rules regarding corporate inversion transactions, which legislation grandfathered companies that implemented an inversion transaction before March 4, 2003. Noble’s corporate inversion effected on April 30, 2002 was therefore grandfathered. Nevertheless, there has been activity in the U.S. Congress subsequent to the AJCA to enact legislation that would retroactively reverse the status of Noble under the law. Congress may approve future tax legislation relating to Noble’s corporate inversion. Any such legislation could contain provisions that would subject Noble to U.S. Federal income tax as if Noble were a U.S. corporation. Payment of any such tax would reduce our net income. We cannot predict what legislation relating to Noble’s corporate inversion, if any, may result from any future Congressional legislative activities.
     Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these laws change or if the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.
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
Semisubmersibles
     Our semisubmersible fleet consists of 13 units. Among the 13 are five units that have been converted to Noble EVA-4000™ semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles. This fleet also includes two Pentagone 85 semisubmersibles, two Bingo 9000 baredeck hulls (the Noble Danny Adkins and Noble Jim Day, both of which are under construction), and one semisubmersible capable of operating in harsh environments. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system and can drill in many areas where jackups can drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are capable of drilling in water depths of up to 12,000 feet, depending on the unit. Semisubmersibles are more expensive to construct and operate than jackups.
Dynamically Positioned Drillships
     We have three dynamically positioned drillships in the fleet. Drillships are ships that are equipped for drilling and are typically self-propelled. Our units are positioned over the well through the use of a computer controlled dynamic positioning system. Two wholly-owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 5,600 feet and 7,200 feet, respectively. The Noble Muravlenko, in which we own an 82 percent interest through a joint venture, is capable of drilling in water depths up to 4,900 feet.
Independent Leg Cantilevered Jackups
     We have 43 jackups in the fleet, including the Noble Hans Deul and Noble Scott Marks, which are under construction. Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between eight and 400 feet, depending on the jackup.
Submersibles
     We have three submersibles in the fleet. Submersibles are mobile drilling platforms that are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Our submersibles are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 12 and 70 feet, depending on the submersible.

Drilling Fleet Table
     The following table sets forth certain information concerning our offshore fleet at January 11, 2008. The table does not include any units owned by operators for which we had labor contracts. We operate and, unless otherwise indicated, own all of the units included in the table. All of our units are equipped with top drives.

Drilling Fleet Table

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt(1)	(feet)	(feet)	Location	Status(2)

Semisubmersibles - 13
Noble Paul Wolff	Noble EVA-4000™- DP	2006 R	10,000	30,000	Brazil	Active
Noble Paul Romano	Noble EVA-4000™	1998 R/2007M	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Amos Runner	Noble EVA-4000™	1999 R	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R/2006 M	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	Friede & Goldman 9500 Enhanced Pacesetter	2004 R	6,000	30,000	Nigeria	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (3)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active
Noble Clyde Boudreaux	Friede & Goldman 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard (4)	Friede & Goldman 9500 Enhanced Pacesetter-DP	2008 R	10,000	35,000	China	Shipyard/Contracted
Noble Danny Adkins (4)	Trosvik Bingo 9000-DP	2009 N	12,000	35,000	Singapore	Shipyard/Contracted
Noble Jim Day (4)	Trosvik Bingo 9000-DP	2009 N	12,000	35,000	Singapore	Shipyard/Contracted

Dynamically Positioned Drillships - 3
Noble Roger Eason	NAM Nedlloyd - C	2005 R	7,200	25,000	Brazil	Shipyard/Contracted
Noble Leo Segerius	Gusto Engineering Pelican Class	2002 R	5,600	20,000	Brazil	Active
Noble Muravlenko (5)	Gusto Engineering Pelican Class	1997 R	4,900	20,000	Brazil	Active

Independent Leg Cantilevered Jackups - 43
Noble Bill Jennings	MLT Class 84 - E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Eddie Paul	MLT Class 84 - E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Leonard Jones	MLT Class 53 - E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Julie Robertson (3) (6)	Baker Marine Europe Class	2001 R	390	25,000	U.K.	Active
Noble Al White (3)	CFEM T-2005C	2005 R	360	30,000	The Netherlands	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Byron Welliver (3)	CFEM T-2005C	1982	300	30,000	Denmark	Active
Noble Roy Butler (7)	F&G L-780 MOD II	1998 R	300	25,000	Nigeria	Shipyard
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Nigeria	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	Qatar	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	Qatar	Active
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Gus Androes	Levingston 111-C	2004 R	300	30,000	U.A.E.	Active
Noble Lewis Dugger	Levingston 111-C	1997 R	300	25,000	Mexico	Active
Noble Ed Holt	Levingston 111-C	2003 R	300	25,000	India	Active
Noble Sam Noble	Levingston 111-C	1982	300	25,000	Mexico	Active
Noble Gene Rosser	Levingston 111-C	1996 R	300	20,000	Mexico	Active
Noble John Sandifer	Levingston 111-C	1995 R	300	25,000	Mexico	Active
Noble Harvey Duhaney	Levingston 111-C	2001 R	300	25,000	Qatar	Active
Noble Mark Burns	Levingston 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Cees van Diemen	MODEC 300C-38	2004 R	300	25,000	Qatar	Active
Noble David Tinsley	MODEC 300C-38	2004 R	300	25,000	Qatar	Active
Noble Gene House	MODEC 300C-38	1998 R	300	25,000	Qatar	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Roy Rhodes (8)	MLT Class 116-C	1979	328	25,000	U.A.E.	Shipyard/Contracted
Noble Charles Copeland (9)	MLT Class 82-SD-C	2001 R	280	20,000	Qatar	Active
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Nigeria	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Equatorial Guinea	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	Qatar	Active
Noble George Sauvageau (3)	NAM Nedlloyd-C	1981	250	25,000	The Netherlands	Active
Noble Ronald Hoope (3)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Lynda Bossler (3)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Piet van Ede (3)	Marine Structure CJ-46	1982	250	25,000	The Netherlands	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	Qatar	Active
Noble Don Walker	Baker Marine BMC 150-SD	1992 R	150	20,000	Nigeria	Active
Dhabi II	Baker Marine BMC 150	2006 R	150	20,000	U.A.E.	Active
Noble Roger Lewis (3) (10)	F&G JU-2000E	2007 N	400	30,000	Qatar	Active
Noble Hans Deul (3)	F&G JU-2000E	2008 N	400	30,000	China	Shipyard/Contracted
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	China	Shipyard/Contracted

Submersibles - 3
Noble Joe Alford	Pace Marine 85G	2006 R	70	25,000	U.S. Gulf of Mexico	Active
Noble Lester Pettus	Pace Marine 85G	2007 R	70	25,000	U.S. Gulf of Mexico	Active
Noble Fri Rodli	Transworld	1998 R	70	25,000	U.S. Gulf of Mexico	Stacked

See footnotes on the following page.

Footnotes to Drilling Fleet Table
(1)	Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

(2)	Rigs listed as “active” were operating under contract; rigs listed as “contracted” have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract.

(3)	Harsh environment capability.

(4)	Water depth rating is subsequent to the rig’s planned upgrade. The Noble Danny Adkins and Noble Jim Day were baredeck hulls built in 1999. We began a project to construct the Noble Danny Adkins as an ultra-deepwater semisubmersible in late 2005 and the Noble Jim Day in early 2007.

(5)	We operate the unit and own an 82 percent interest in the unit through a joint venture.

(6)	Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 200 feet of water in a harsh environment. We own the additional leg sections required to extend the drilling depth capability to 390 feet of water.

(7)	Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional leg sections required to extend the drilling depth capability to 300 feet of water.

(8)	Although designed for a water depth rating of 328 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional leg sections required to extend the water depth capability to 328 feet of water.

(9)	Although designed for a water depth rating of 280 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional leg sections required to extend the water depth capability to 280 feet of water.

(10)	Although designed for a water depth rating of 400 feet of water, the rig is currently equipped with legs adequate to drill in approximately 225 feet of water. We own the additional leg sections required to extend the drilling depth capability to 400 feet of water.
     The Noble Jim Thompson is subject to a first naval mortgage securing project financing of $33.0 million outstanding at December 31, 2007. See Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

FACILITIES
     Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment, in Zug, Switzerland; Sugar Land, Texas; New Orleans, Louisiana; Leduc, Alberta and St. John’s, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Bata and Malabo, Equatorial Guinea; Mexico City and Ciudad del Carmen, Mexico; Doha, Qatar; Abu Dhabi and Dubai, U.A.E.; Beverwijk and Den Helder, The Netherlands; Macae, Brazil; Dalian, China; Jurong, Singapore; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities, in Bayou Black, Louisiana and Aberdeen, Scotland.
ITEM 3. LEGAL PROCEEDINGS.
     Information regarding legal proceedings is set forth in the first five paragraphs in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated in this Item 3 by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information as of February 15, 2008 with respect to our executive officers:

Name	Age	Position
David W. Williams	50	Chairman of the Board, Chief Executive Officer and President

Julie J. Robertson	51	Executive Vice President and Corporate Secretary

Thomas L. Mitchell	47	Senior Vice President, Chief Financial Officer, Treasurer and Controller

Robert D. Campbell	57	Senior Vice President and General Counsel and Assistant Secretary
     David W. Williams was named Chairman of the Board, Chief Executive Officer and President effective January 2, 2008. Mr. Williams served as Senior Vice President — Business Development of Noble Drilling Services Inc. from September 2006 to January 2007, as Senior Vice President - Operations of Noble Drilling Services Inc. from January to April 2007, and as Senior Vice President and Chief Operating Officer of Noble from April 2007 to January 2, 2008. Prior to September 2006, Mr. Williams served for more than five years as Executive Vice President of Diamond Offshore Drilling, Inc., an offshore oil and gas drilling contractor.
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
     Thomas L. Mitchell was named Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble effective November 6, 2006. Prior to joining Noble, Mr. Mitchell served as Vice President and Controller of Apache Corporation, an oil and gas exploration and production company, since 1997. From 1996 to 1997, he served as Controller of Apache, and from 1989 to 1996 he served Apache in various positions including Assistant to Vice

President Production and Director Natural Gas Marketing. From 1982 to 1989, Mr. Mitchell was a manager at Arthur Andersen & Co.
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
Market for Ordinary Shares and Related Member Information
     Noble’s ordinary shares are listed and traded on the New York Stock Exchange under the symbol “NE”. On July 27, 2007, Noble’s board of directors approved what is commonly referred to in the United States as a “two-for-one stock split” of Noble’s ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. The stock dividend was distributed on August 28, 2007 when shareholders of record were issued one additional ordinary share for each ordinary share held. The total number of ordinary shares authorized for issuance and the par value per ordinary share were unchanged by this stock split. All share and per share amounts presented here and throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect this stock split.
     The following table sets forth for the periods indicated the high and low sales prices and dividends declared and paid per ordinary share:

			Dividends
	High	Low	Declared and Paid
2007
Fourth quarter	$57.64	$46.21	$0.04
Third quarter	54.29	43.48	0.04
Second quarter	49.52	39.19	0.02
First quarter	40.78	33.81	0.02

2006
Fourth quarter	$41.16	$29.26	$0.02
Third quarter	38.63	30.46	0.02
Second quarter	43.08	31.23	0.02
First quarter	42.48	34.51	0.02
     Noble began paying a quarterly cash dividend effective in the first quarter of 2005. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors, and the amount of any future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
     On February 15, 2008, there were 268,645,643 ordinary shares of Noble outstanding held by 1,696 member accounts of record.

Purchases of Ordinary Shares
     The following table sets forth for the periods indicated certain information about ordinary shares that we purchased:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share(2)(4)	Plans or Programs(1)(2)(4)	Plans or Programs(1)
October 2007	—	—	—	27,748,000
November 2007	702,720 (3)	$51.25	693,000	27,055,000
December 2007	750,374 (5)	$52.84	750,000	26,305,000

(1)	All share purchases were made in the open market pursuant to the share repurchase program that Noble’s board of directors authorized and adopted and that we announced on January 31, 2002. On February 2, 2007, we announced that Noble’s board of directors had increased the share repurchase authorization by 20,000,000 shares, resulting in 30,524,000 shares authorized for repurchase. Our share repurchase program has no date of expiration.

(2)	Shares repurchased in November totaled 693,000 shares at an average price of $51.20 per share ($35.5 million).

(3)	Includes 9,720 ordinary shares at an average price of $55.08 per share acquired by surrender of ordinary shares to us by employees for withholding taxes payable upon the vesting of restricted stock.

(4)	Shares repurchased in December totaled 750,000 shares at an average price of $52.84 per share ($39.6 million).

(5)	Includes 374 ordinary shares at an average price of $50.14 per share acquired by surrender of ordinary shares to us by employees for withholding taxes payable upon the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2007, which information is derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$2,995,311	$2,100,239	$1,382,137	$1,066,231	$987,380
Net income	1,206,011	731,866	296,696	146,086	166,416
Net income per share:
Basic	4.52	2.69	1.09	0.55	0.63
Diluted	4.48	2.66	1.08	0.55	0.63

Balance Sheet Data (at end of period)
Cash and marketable securities (1)	$161,058	$61,710	$166,302	$191,578	$237,843
Property and equipment, net	4,795,916	3,858,393	2,999,019	2,743,620	2,625,866
Total assets	5,876,006	4,585,914	4,346,367	3,307,973	3,189,633
Long-term debt	774,182	684,469	1,129,325	503,288	541,907
Total debt (2)	784,516	694,098	1,138,297	511,649	589,573
Shareholders’ equity	4,308,322	3,228,993	2,731,734	2,384,434	2,178,425

Other Data
Net cash provided by operating activities	$1,414,373	$988,715	$529,010	$332,221	$365,308
Capital expenditures	1,287,043	1,122,061	545,095	333,989	344,118
Cash dividends declared per share (3)	0.12	0.08	0.05	—	—

(1)	Consists of Cash and cash equivalents, and for the years ended December 31, 2005, 2004 and 2003 Investments in current marketable securities.

(2)	Consists of Long-Term Debt and Current maturities of long-term debt.

(3)	In October 2004, Noble’s board of directors modified our then existing dividend policy and instituted a new policy in the first quarter of 2005 for the payment of a quarterly cash dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion is intended to assist you in understanding our financial position at December 31, 2007 and 2006, and our results of operations for each of the years in the three-year period ended December 31, 2007. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.
     Effective in the fourth quarter of 2007, we report our international and domestic contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation into one reportable segment was attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands and needs of our customers, which consist largely of major international and government owned/controlled oil and gas companies throughout the world. The “Other” category in our segment based discussions includes the results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. Effective January 1, 2007, our 30 percent effective net profit interest in the Noble Kolskaya, which is operated through a bareboat charter that expires by its terms in July 2008, is reported in Labor contract drilling services in our Consolidated Statements of Income and in the “Other” results column for segment reporting. Beginning January 1, 2007, general corporate interest expense was no longer allocated to segments. All prior year information has been reclassified to conform to the current year presentation of segments. See Note 15 of our Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Our 2007 financial and operating results include:

•	operating revenues totaling $3 billion;

•	net income of $1.2 billion or $4.48 per diluted share;

•	net cash provided by operating activities totaling $1.4 billion;

•	an increase in our average dayrate across our worldwide fleet to $139,948 from $97,837 in 2006;

•	taking delivery of the ultra-deepwater semisubmersible, the Noble Clyde Boudreaux, and the enhanced premium jackup, the Noble Roger Lewis;

•	announcement of a long-term contract for a fourth newbuild ultra-deepwater semisubmersible, the Noble Jim Day;

•	a two-for-one stock split in the form of a 100 percent stock dividend, with the payment of a quarterly cash dividend thereafter in an amount that effectively doubled our cash dividend paid for the quarter preceding the stock split; and

•	a decrease in debt to 15 percent of total capitalization at the end of 2007, down from 18 percent at the end of 2006.
     Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $72.47 per barrel during 2007, or 11 percent higher than the average Brent oil price of $65.15 per barrel during 2006, following a 20 percent increase over 2005. The average Brent oil price moderated in the first half of 2007 before increasing significantly to an average of $88.56 in the fourth quarter of 2007. The continuation of strong oil prices in 2007 supported increases in drilling activity in oil markets worldwide.
     U.S. natural gas prices reached a 20-year high in 2005, averaging $8.81 per thousand cubic feet (average Henry Hub monthly spot price). Natural gas prices moderated during 2007 and 2006, averaging $6.98 and $6.74 per thousand cubic feet, respectively. We do not have significant exposure to the U.S. natural gas markets because we have only three mobile offshore drilling units (two contracted submersibles and one cold stacked submersible) currently deployed in the shallow waters of the U.S. Gulf of Mexico. However, the moderation of natural gas prices during 2007 and 2006 has caused some competitors to move jackup rigs from the U.S. Gulf of Mexico market to various international markets and these actions may increase competition within those markets.
     At January 11, 2008, approximately 81 percent of our operating days were committed under contract for 2008, approximately 40 percent for 2009 and approximately 15 percent for 2010, which percentages take into account new capacity under our newbuild rigs that we anticipate commencing operations during the 2008 through 2009 period.

     We continue to face significant cost pressure as a result of increases in labor costs and prices for materials and services that are essential to our operations. Daily operating costs increased to $45,375 per day in 2007 from $36,100 per day in 2006. Given the current high demand for personnel and equipment, we expect to see continued pressure on operating costs in 2008.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services would have an adverse effect on our results of operations.
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. Since the beginning of 2001 we have added seven jackups, two deepwater semisubmersibles, and two ultra-deepwater semisubmersible baredeck hulls to our worldwide fleet through acquisitions. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. In 2007 we continued execution of our active expansion strategy as indicated by the following developments and activities:
•	we signed a long-term drilling contract for a fourth newbuild ultra-deepwater semisubmersible, the Noble Jim Day;

•	we took delivery of the newbuild ultra-deepwater semisubmersible, the Noble Clyde Boudreaux, which is now operating under a long-term contract in the U.S. Gulf of Mexico;

•	construction continued on two other newbuild ultra-deepwater semisubmersibles, the Noble Dave Beard and Noble Danny Adkins, which are scheduled for delivery in the fourth quarter of 2008 and the first quarter of 2009, respectively;

•	construction was completed and we took delivery of our newbuild F&G JU-2000E enhanced premium independent leg cantilevered jackup, the Noble Roger Lewis, which is now operating under a long-term drilling contract in Qatar; and

•	construction continued on two F&G JU-2000E enhanced premium independent leg cantilevered jackups, the Noble Hans Deul and Noble Scott Marks, which are being constructed in China and are scheduled for delivery in the third quarter of 2008 and the second quarter of 2009, respectively.
     Newbuild capital expenditures totaled $755 million in 2007 for our seven rigs under construction during the year.
INTERNAL INVESTIGATION
       In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the FCPA and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of Noble’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and these other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.
     The audit committee commissioned the internal investigation after our management brought to the attention of the audit committee a news release issued by another company that disclosed that the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. Our drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review our own practices in this regard.

     We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was under way. We have been cooperating, and intend to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business or financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
     The internal investigation is ongoing, and we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, we have not made any accrual in our financial statements at December 31, 2007.
     We previously disclosed that, due to the ongoing internal investigation, we had not been able to obtain or renew temporary import permits for our seven drilling units operating offshore Nigeria, although Nigerian customs authorities had informed us that our applications for permits for our drilling units would be approved. Currently, six of the seven drilling units are operating offshore Nigeria, and the seventh drilling unit is undergoing modifications and regulatory inspections outside of Nigeria. We have now received temporary import permit extension documentation from the Nigerian Customs Service and have been engaged in causing bank bonds to be issued, and delivered to and accepted by, the Nigerian Customs Service as is required by the extension documentation in order to cause the permit extensions to become effective. We have completed this bonding process for five of the six units still operating offshore Nigeria. The administrative process at the Nigerian Customs Service is not yet completed for the sixth unit, but we expect this process to be completed shortly. The term of each extended permit is through May 27, 2008. Since the seventh unit is no longer in Nigerian waters, we would need to obtain a new temporary import permit for the unit upon any return of the unit to Nigeria following completion of its modifications and regulatory inspections. Our management continues to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions necessary to continue operations with our drilling units in Nigeria after expiration of the term of the permit extensions. If we cannot obtain a new permit or a further extension necessary to continue operations of any unit, we may need to terminate the drilling contract of such unit and relocate such unit from Nigerian waters. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
     Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to government officials, we have since the commencement of the internal investigation adopted, and may adopt additional, intermediate measures intended to enhance FCPA compliance procedures. Additional measures may be required once the investigation concludes.

RESULTS OF OPERATIONS
2007 Compared to 2006
General
     Net income for 2007 was $1.2 billion, or $4.48 per diluted share, on operating revenues of $3.0 billion, compared to net income for 2006 of $731.9 million, or $2.66 per diluted share, on operating revenues of $2.1 billion.
     The following table sets forth operating revenues and operating costs and expenses for our reportable segment for the periods indicated (for additional information regarding our reportable segment, see Note 15 of the accompanying consolidated financial statements):

	Contract Drilling
	Services	Other	Total
	(In thousands)
2007

Operating Revenues:
Contract drilling services	$2,714,250	$—	$2,714,250
Reimbursables	83,944	37,297	121,241
Labor contract drilling services	—	156,508	156,508
Engineering, consulting and other	1,326	1,986	3,312

	2,799,520	195,791	2,995,311

Operating Costs and Expenses:
Contract drilling services	880,049	—	880,049
Reimbursables	70,964	34,988	105,952
Labor contract drilling services	—	125,624	125,624
Engineering, consulting and other	—	17,520	17,520
Depreciation and amortization	283,225	9,762	292,987
Selling, general and administrative	83,695	2,136	85,831
Hurricane losses and recoveries, net	(3,514)	—	(3,514)

	1,314,419	190,030	1,504,449

Operating Income	$1,485,101	$5,761	$1,490,862

	Contract Drilling
	Services	Other	Total
	(In thousands)
2006

Operating Revenues:
Contract drilling services	$1,886,987	$—	$1,886,987
Reimbursables	68,141	24,213	92,354
Labor contract drilling services	—	111,201	111,201
Engineering, consulting and other	1,380	8,317	9,697

	1,956,508	143,731	2,100,239

Operating Costs and Expenses:
Contract drilling services	696,264	—	696,264
Reimbursables	57,158	22,362	79,520
Labor contract drilling services	—	91,353	91,353
Engineering, consulting and other	—	16,779	16,779
Depreciation and amortization	248,800	4,525	253,325
Selling, general and administrative	41,986	4,286	46,272
Hurricane losses and recoveries, net	(10,704)	—	(10,704)

	1,033,504	139,305	1,172,809

Operating Income	$923,004	$4,426	$927,430

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2007 and 2006:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2007	2006	2007	2006	2007	2006
Jackups	97%	97%	14,294	14,147	$120,229	$76,450
Semisubmersibles - >6,000’(3)	99%	100%	2,358	2,190	274,613	229,025
Semisubmersibles - <6,000’(4)	89%	85%	971	930	177,790	142,522
Drillships	89%	100%	970	1,095	119,669	99,795
Submersibles	73%	84%	802	925	74,171	67,452

Total Company	95%	96%	19,395	19,287	$139,948	$97,837

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.
Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	2007	2006	2007	2006
	(In thousands)
Contract drilling services	$2,714,250	$1,886,987	$880,049	$696,264
Reimbursables (1)	83,944	68,141	70,964	57,158
Other	1,326	1,380	—	—
Depreciation and amortization	N/A	N/A	283,225	248,800
Selling, general and administrative	N/A	N/A	83,695	41,986
Hurricane losses and recoveries, net	—	—	(3,514)	(10,704)

Total	$2,799,520	$1,956,508	$1,314,419	$1,033,504

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Contract drilling services revenues increased $827.3 million, or 44 percent, primarily due to higher average dayrates. Higher average dayrates increased revenues approximately $812.2 million and the higher number of operating days increased revenues approximately $15.1 million. Average dayrates increased from $97,837 to $139,948, or $42,111 (43 percent), in 2007 as compared to 2006. Higher average dayrates were received across all rig categories as strong demand for drilling rigs drove dayrates higher. Operating days increased from 19,287 in 2006 to 19,395 in 2007, or 108 days. Two newbuilds, the ultra-deepwater semisubmersible Noble Clyde Boudreaux and the enhanced premium jackup Noble Roger Lewis, which were added to the fleet in June and September 2007, respectively, contributed 307 additional operating days in 2007. These additional operating days were partially offset by 86 fewer operating days on our submersible the Noble Fri Rodli, which was stacked in October 2007, due to weakening demand in the shallow waters of the U.S. Gulf of Mexico and 49 fewer operating days on our drillship the Noble Roger Eason, principally due to a fire incident in late November 2007. Additionally, in 2007, there were 49 more unpaid shipyard and regulatory inspection days than in 2006. Utilization of our contract drilling fleet decreased to 95 percent for 2007 from 96 percent in 2006.

     Operating Costs and Expenses. Contract drilling services expenses increased $183.8 million, or 26 percent, in 2007 as compared to 2006. The Noble Clyde Boudreaux and the Noble Roger Lewis, two newbuild rigs which began operations in 2007, added $22.9 million of operating costs in 2007. Additionally, we incurred start-up costs on our newbuild rigs under construction in advance of their completion as rig personnel were added and other costs were incurred. Newbuild rig start-up costs incurred in 2007 were $10.8 million, or $10.1 million higher than start-up costs incurred in 2006. Excluding the effect of our newbuild rigs, our labor costs increased $63.5 million due to higher compensation, including retention programs designed to retain key rig and operations personnel. Repair and maintenance costs during 2007 increased $26.6 million as rig equipment and oilfield labor service costs continued to increase. Higher agency fees of $14.0 million were incurred in 2007 in those countries where we retain agents who are compensated based on a percentage of revenues. Higher safety and training costs of $8.5 million were incurred in 2007 due to increased new hire personnel. In 2007, we also incurred a $7.8 million increase in the costs of rotating our rig crews due to more rigs operating internationally and experienced a $6.1 million increase in offshore drilling crew personal injury claims. A $10 million charge, which equals our insurance deductible in 2007, was recorded related to a fire incident onboard the Noble Roger Eason in November 2007.
     Depreciation and amortization increased $34.4 million, or 14 percent, to $283.2 million in 2007 due to $14.2 million of additional depreciation on the Noble Clyde Boudreaux, which began operations in June 2007, and $20.2 million of additional depreciation related to other capital expenditures on our fleet.
     Hurricane Losses and Recoveries. Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All such units had returned to work by April 2006.
     During the fourth quarter of 2007, we recognized a net recovery of $5.1 million on the final settlement of all remaining physical damage and loss of hire insurance claims for damage caused by Hurricanes Katrina and Rita in 2005. This settlement was partially offset by an additional claim loss of $1.6 million earlier in 2007, the net effect of which is reflected in Hurricane losses and recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. During 2006, we recorded $10.7 million in loss of hire insurance proceeds for two of our units that suffered downtime attributable to the hurricanes. Our insurance receivables at December 31, 2007 related to claims for hurricane damage were $39.1 million. We anticipate receiving $39.1 million during the first quarter of 2008 as final settlement of all remaining hurricane-related claims and receivables for physical damage and loss of hire.
Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2007 and 2006:

			Operating Costs
	Operating Revenues		and Expenses
	2007	2006	2007	2006
	(In thousands)
Labor contract drilling services	$156,508	$111,201	$125,624	$91,353
Engineering, consulting and other	1,986	8,317	17,520	16,779
Reimbursables (1)	37,297	24,213	34,988	22,362
Depreciation and amortization	N/A	N/A	9,762	4,525
Selling, general and administrative	N/A	N/A	2,136	4,286

Total	$195,791	$143,731	$190,030	$139,305

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues increased $45.3 million in 2007. Noble Kolskaya operations generated $23.4 million in higher revenues principally due to higher dayrates. Our Canadian and North Sea labor contracts produced $21.9 million in additional revenue, which was primarily due to increases in contract rates and operating days. The increased operating activity in the North Sea also generated $13.1 million in additional reimbursables revenue in 2007.

     Engineering, consulting and other operating revenues decreased $6.3 million primarily due to the sale of the software business of our Maurer Technology Inc. (“Maurer”) subsidiary in June 2006, and the closure of our Triton subsidiary in March 2007. Subsequent to such sale and closure, the engineering, consulting and other operating revenues were primarily derived from the rotary steerable system assets and intellectual property owned by Downhole Technology, which were sold in November 2007.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $34.3 million over 2006 due to higher labor costs in Canada and the North Sea and additional operating days in the North Sea, which added $17.2 million in additional costs, and $17.1 million higher bareboat charter and other operating costs on the Noble Kolskaya. The increased operating activity in the North Sea also generated $12.6 million in additional reimbursables expense in 2007.
     Engineering, consulting and other expenses increased $0.7 million in 2007. In March 2007, the operations of our Triton subsidiary were closed resulting in closure costs of $1.9 million, including a $0.4 million impairment of goodwill. In November 2007, Downhole Technology sold its rotary steerable system assets and intellectual property resulting in a loss of $12.9 million for the sale of these assets and intellectual property and other related exit activities, including a $9.4 million impairment of goodwill. In June 2006, the software business of Maurer was sold resulting in a loss of $3.8 million, including the write-off of goodwill totaling $4.8 million. Excluding the above charges related to Triton, Downhole Technology and Maurer, costs and expenses declined $10.3 million due to the disposal of these businesses and the reduction in project levels.
     Depreciation and amortization increased $5.2 million in 2007 as compared to 2006 primarily due to $4.1 million higher depreciation on the Noble Kolskaya. The Noble Kolskaya bareboat charter agreement expires in July 2008, and contract specific capital expenditures related to its operations are depreciated over the remaining term of the bareboat charter.
Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $39.5 million to $85.8 million in 2007 from $46.3 million in 2006. The increase is principally due to $14.9 million of costs incurred in the internal investigation of our Nigerian operations, $6.7 million related to the retirement and resignation of our former chief executive officers, $6.7 million in higher employee-related costs for our employee benefit and retention plans and the addition of personnel, and approximately $5.7 million higher professional services fees including internal audit, tax and information technology services.
     Interest Expense. Interest expense, net of amount capitalized, decreased $3.1 million in 2007. During 2007, we incurred interest expense of $7.7 million related to the debt incurred in connection with a short-term loan agreement (see “—Liquidity and Capital Resources — Credit Facilities and Long-Term Debt”). This compares with interest expense of approximately $8.2 million related to debt incurred in connection with our former investment in Smedvig ASA (“Smedvig”) during 2006. Excluding interest expense related to these debt balances, interest expense increased $10.0 million in 2007 primarily due to a higher level of borrowings in 2007 under our unsecured revolving bank credit facility and a full year of interest expense on our 5.875% Senior Notes issued in May 2006. Interest capitalized in 2007 increased $12.5 million from $37.9 million in 2006 to $50.4 million in 2007. The increase in interest incurred and interest capitalized is primarily attributable to our newbuild construction.
     Other, net. Other, net increased $1.1 million in 2007. Interest income increased $3.9 million as a result of higher levels of cash investments in 2007, in part due to the investment of the proceeds of the borrowing under a short-term loan agreement with Goldman Sachs Credit Partners L.P., which contributed $6.3 million of interest income in 2007. In addition, 2006 included income of $4.4 million from the interests in deepwater oil and gas properties received pursuant to a prior year litigation settlement, $1.8 million of gains on sale of drill pipe and a $3.5 million charge for the settlement and release of claims by one of our agents for commissions relating to certain of our Middle East division activities.
     Income Tax Provision. The income tax provision increased $93.5 million primarily due to higher pre-tax earnings in 2007, increasing income tax expense by $116.7 million, offset by a decrease in the effective tax rate from 20.6 percent in 2006 to 19.0 percent in 2007 decreasing income tax expense by $23.2 million. The lower effective tax rate resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate, and lower pre-tax earnings of U.S. owned assets.

2006 Compared to 2005
General
     Net income for 2006 was $731.9 million, or $2.66 per diluted share, on operating revenues of $2.1 billion, compared to net income of $296.7 million, or $1.08 per diluted share, on operating revenues of $1.38 billion for 2005.
     The following table sets forth operating revenues and operating costs and expenses for our reportable segment (for additional information regarding our reportable segment, see Note 15 of our accompanying consolidated financial statements) for the periods indicated:

	Contract Drilling
	Services	Other	Total
	(In thousands)
2006

Operating Revenues:
Contract drilling services	$1,886,987	$—	$1,886,987
Reimbursables	68,141	24,213	92,354
Labor contract drilling services	—	111,201	111,201
Engineering, consulting and other	1,380	8,317	9,697

	1,956,508	143,731	2,100,239

Operating Costs and Expenses:
Contract drilling services	696,264	—	696,264
Reimbursables	57,158	22,362	79,520
Labor contract drilling services	—	91,353	91,353
Engineering, consulting and other	—	16,779	16,779
Depreciation and amortization	248,800	4,525	253,325
Selling, general and administrative	41,986	4,286	46,272
Hurricane losses and recoveries, net	(10,704)	—	(10,704)

	1,033,504	139,305	1,172,809

Operating Income	$923,004	$4,426	$927,430

	Contract Drilling
	Services	Other	Total
	(In thousands)
2005

Operating Revenues:
Contract drilling services	$1,187,185	$—	$1,187,185
Reimbursables	59,104	27,228	86,332
Labor contract drilling services	—	91,465	91,465
Engineering, consulting and other	3,964	13,191	17,155

	1,250,253	131,884	1,382,137

Operating Costs and Expenses:
Contract drilling services	580,864	—	580,864
Reimbursables	49,598	26,640	76,238
Labor contract drilling services	—	77,041	77,041
Engineering, consulting and other	2,297	20,381	22,678
Depreciation and amortization	236,685	5,067	241,752
Selling, general and administrative	37,635	2,643	40,278
Hurricane losses and recoveries, net	(29,759)	—	(29,759)

	877,320	131,772	1,009,092

Operating Income	$372,933	$112	$373,045

Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2006 and 2005:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2006	2005	2006	2005	2006	2005
Jackups	97%	97%	14,147	13,692	$76,450	$54,904
Semisubmersibles - >6,000’(3)	100%	95%	2,190	2,084	229,025	112,984
Semisubmersibles - <6,000’(4)	85%	96%	930	1,048	142,522	78,191
Drillships	100%	91%	1,095	992	99,795	84,423
Submersibles	84%	81%	925	882	67,452	38,917

Total Company	96%	96%	19,287	18,698	$97,837	$63,494

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet, excluding newbuild rigs under construction. Percentages reflect the results of rigs only during the period in which they are owned or operated by us.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater depending on the unit. The average dayrate for semisubmersibles for 2005 was negatively impacted by the classification of loss of hire insurance coverage related to U.S. Gulf Coast hurricanes in 2005.

(4)	These units have water depth ratings less than 6,000 feet.

     Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	2006	2005	2006	2005
	(In thousands)
Contract drilling services (1)	$1,886,987	$1,187,185	$696,264	$580,864
Reimbursables (2)	68,141	59,104	57,158	49,598
Other	1,380	3,964	—	2,297
Depreciation and amortization	N/A	N/A	248,800	236,685
Selling, general and administrative	N/A	N/A	41,986	37,635
Hurricane losses and recoveries, net	—	—	(10,704)	(29,759)

Total	$1,956,508	$1,250,253	$1,033,504	$877,320

(1)	Operating revenues for 2005 were negatively impacted by the classification of loss of hire insurance coverage related to the U.S. Gulf Coast hurricanes in 2005.

(2)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as direct operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Contract drilling services revenues increased $699.8 million, or 59 percent, as strong demand for drilling rigs drove higher operating days and average dayrates. Higher average dayrates increased revenues approximately $642.2 million and the higher number of operating days increased revenues approximately $57.6 million. Average dayrates increased from $63,494 to $97,837, or $34,343 (54 percent), in 2006 as compared to 2005. Higher average dayrates were received across all rig categories. Operating days increased from 18,698 in 2005 to 19,287 in 2006, or 589 days (three percent). The Noble Harvey Duhaney and Noble Mark Burns, which were added to the fleet in August 2005, contributed 450 additional operating days in 2006 as compared to 2005. In 2006, there were 141 fewer unpaid shipyard and regulatory inspection days than in 2005. Utilization of our contract drilling fleet was unchanged at 96 percent for 2006 when compared to 2005.
     Operating Costs and Expenses. Contract drilling services expenses increased $115.4 million, or 20 percent, in 2006 as compared to 2005. The higher number of operating days resulted in a $21.3 million increase in operating costs in 2006 as compared to 2005. The balance of the increase, $94.1 million, resulted primarily from $59.1 million of higher compensation, including retention programs designed to retain key rig and operations personnel, $28.4 million of higher costs of fleet insurance and $8.0 million of higher agency fees in those countries where we retain agents who are compensated based on a percentage of revenues. Depreciation and amortization increased to $248.8 million in 2006 as compared to $236.7 million in 2005, or five percent, primarily resulting from units added to the drilling fleet as described under Operating Revenues above, as well as capital expenditures on our fleet since 2005.
     Hurricane Losses and Recoveries. Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All such units had returned to work by April 2006.
     During 2006, we recorded $10.7 million in loss of hire insurance proceeds for two of our units that suffered downtime attributable to Hurricanes Katrina and Rita. During 2005, we recorded a $20.0 million charge, net of insurance recoveries, for the non-reimbursable portion of damages sustained in the 2005 hurricanes and $49.8 million in loss of hire insurance proceeds for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. Our loss of hire coverage commenced at the respective dates of occurrence of Hurricanes Katrina and Rita, and losses covered thereunder, combined with physical damage losses, were subject to a $10.0 million deductible for each insurable event. Our loss of hire coverage continued through the respective dates the units returned on contract. These financial impacts are presented in Hurricane losses and recoveries, net as a component of Operating

Costs and Expenses in our Consolidated Statements of Income. Earnings in 2005 were also adversely impacted by $9.0 million in lost revenue as a result of Hurricane Rita on rigs for which we did not carry loss of hire insurance.
  Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2006 and 2005:

			Operating Costs
	Operating Revenues		and Expenses
	2006	2005	2006	2005
		(In thousands)
Labor contract drilling services	$111,201	$91,465	$91,353	$77,041
Engineering, consulting and other	8,317	13,191	16,779	20,381
Reimbursables (1)	24,213	27,228	22,362	26,640
Other	—	—	—	—
Depreciation and amortization	N/A	N/A	4,525	5,067
Selling, general and administrative	N/A	N/A	4,286	2,643

Total	$143,731	$131,884	$139,305	$131,772

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues increased $19.7 million in 2006. Noble Kolskaya operations generated $15.4 million in higher revenues principally due to higher dayrates. Our Canadian and North Sea labor contracts produced $4.3 million in additional revenue. This increase was primarily due to billings under cost escalation clauses for revenue contracts in Canada and the North Sea and currency exchange fluctuations, offset in part by fewer operating days in the North Sea. The decreased operating activity in the North Sea also caused a $3.0 million decrease in reimbursables revenue in 2006.
     Operating revenues for engineering, consulting and other decreased $4.9 million primarily due to reduced project levels and the sale of the software business of our Maurer subsidiary in June 2006.
     Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $14.3 million over 2005 due primarily to $11.1 million of higher bareboat charter fees and other operating costs on the Noble Kolskaya in 2006. Additionally, operating costs and expenses for labor contract drilling services increased $3.2 million primarily due to higher labor costs in Canada and the North Sea and currency exchange fluctuations, reduced in part by fewer operating days in the North Sea. The decreased operating activity in the North Sea also caused a $4.3 million decrease in reimbursables expense in 2006.
     Engineering, consulting and other expenses decreased $3.6 million. The 2006 results included a pre-tax loss of $3.8 million on the sale of the Maurer software business. This loss included the write-off of goodwill totaling $4.8 million. Excluding the Maurer transaction, costs and expenses declined $7.4 million due to reduced project levels.
  Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $6.0 million to $46.3 million in 2006 from $40.3 million in 2005 primarily due to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), expenses related to our employee benefit and retention plans, and the addition of personnel.
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
     Other, net. Other, net decreased $0.8 million. The 2005 results included $3.2 million of equity in earnings of a 50 percent owned joint venture that owned the Panon (renamed the Noble Harvey Duhaney). In August 2005, we acquired the remaining 50 percent equity interest in the joint venture. The 2006 results include a $3.5 million charge for the settlement and release of claims by one of our agents for commissions relating to certain of our Middle East division activities. The 2006 results also include income of $4.4 million from the interests in deepwater oil and gas properties received pursuant to a prior year litigation settlement. Interest income increased an aggregate of $2.5 million in 2006 as compared to 2005 primarily due to higher levels of cash, cash equivalents and short-term marketable securities in 2006 as compared to 2005, as well as higher interest rates on such cash investments in 2006.
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
LIQUIDITY AND CAPITAL RESOURCES
  Overview
     Our principal capital resource in 2007 was net cash provided by operating activities of $1.41 billion, which compared to $988.7 million and $529.0 million in 2006 and 2005, respectively. The increase in net cash provided by operating activities in 2007 was primarily attributable to higher net income. At December 31, 2007, we had cash and cash equivalents of $161.1 million and $500.0 million available for borrowings under our bank credit facility. We had working capital of $367.4 million and $143.7 million at December 31, 2007 and 2006, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 15 percent at December 31, 2007 and 18 percent at December 31, 2006.
     Noble’s board of directors authorized and adopted a share repurchase program in 2002. During 2007, we repurchased 4.2 million of our ordinary shares at an average price of $42.31 per ordinary share for a total cost of $178.5 million. During 2006, we repurchased 7.6 million of our ordinary shares at an average price of $35.13 per share for a total cost of $267.4 million. Additionally, during 2006, we completed an odd-lot offer to purchase ordinary shares by purchasing 12,060 shares tendered during the offer for approximately $407,000. During 2005, we repurchased 200,000 of our ordinary shares at an average price of $37.04 per ordinary share for a total cost of $7.4 million. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. On February 2, 2007, Noble’s board of directors increased the share repurchase authorization by 20 million shares. At December 31, 2007, 26.3 million of our ordinary shares remained available for repurchase under this authorization.
     During 2007, 2006 and 2005 we made contributions to our international and U.S. pension plans totaling $54.2 million, $19.9 million and $18.9 million, respectively. We expect to contribute, subject to applicable law, an aggregate of $9.1 million to our international and U.S. pension plans in 2008.
     Our most recent quarterly dividend declaration, to be paid on March 3, 2008, was $0.04 per ordinary share, or approximately $43 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
     Recent events in the credit markets have had an adverse impact on the financial markets. We do not expect the distress being experienced in the credit markets to have a material effect on our financial position, cash flows or results of operations.

  Capital Expenditures
     Capital expenditures totaled $1.29 billion, $1.12 billion and $545.4 million for 2007, 2006 and 2005, respectively.
     Capital expenditures for new construction in 2007 totaled $755.0 million and included $173.3 million for the Noble Danny Adkins, $150.7 million for the Noble Clyde Boudreaux, $151.7 million for the Noble Dave Beard and $118.5 million for the Noble Jim Day. Additionally, 2007 included $160.8 million of capital expenditures toward the construction of the Noble Roger Lewis, Noble Hans Deul and Noble Scott Marks, three F&G JU-2000E enhanced premium newbuild jackups under construction. Other capital expenditures totaled $423.6 million in 2007 and included approximately $191.2 million for major upgrade projects. Major maintenance expenditures totaled $108.4 million in 2007.
     Our capital expenditures and major maintenance expenditures for 2008 are budgeted at approximately $1.45 billion. In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments of $776.8 million outstanding at December 31, 2007.
     Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2008 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.
     We believe that our cash and cash equivalents, net cash provided by operating activities, available capacity under the bank credit facility, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.
  Investment in Smedvig
     We entered into a Share Purchase Agreement (the “Share Purchase Agreement”) dated December 12, 2005 with Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS (collectively, the “Sellers”) relating to our acquisition, directly and indirectly, of 21,095,600 Class A shares and 2,501,374 Class B shares (collectively, the “Owned Shares”) of Smedvig. We completed our acquisition of the Owned Shares on December 23, 2005. The acquisition comprised 39.2 percent of the Class A shares and 28.9 percent of the total capital shares of Smedvig. The purchase price was NOK 200 per Class A share and NOK 150 per Class B share (the “Noble Purchase Price”), totaling NOK 4,594.3 million (or approximately US $691.1 million at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Owned Shares, including related transaction costs, with an aggregate of $700 million in new debt borrowings.
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
     To mitigate our foreign currency exposure on our investment in Smedvig shares, on March 15, 2006, we entered into a foreign currency contract that obligated the counterparty to pay us $691.7 million in exchange for NOK 4,594.3 million on April 18, 2006.
     On April 7, 2006, we sold the Owned Shares to SeaDrill pursuant to the Mandatory Offer for NOK 4,737.3 million. On April 10, 2006, we settled the forward currency contract described above and received $691.3 million. Also on April 10, 2006, we prepaid the outstanding principal amount of $600.0 million under a credit agreement, which was entered into to finance a portion of the acquisition of the Owned Shares. This credit agreement terminated as a result of all parties thereto completing their obligations thereunder.

     On April 18, 2006, pursuant to the Share Purchase Agreement, we paid to the Sellers the excess of the SeaDrill Offer Price over the Noble Purchase Price on the Owned Shares sold to SeaDrill (an aggregate of NOK 143.0 million, or $21.8 million), as a purchase price adjustment under the Share Purchase Agreement.
  Credit Facilities and Long-Term Debt
     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”). The Bank Credit Agreement has an initial term of five years and replaced Noble Drilling Corporation’s (“Noble Drilling”) $300 million unsecured revolving bank credit facility. Noble Drilling has issued a guaranty of the obligations under the Bank Credit Agreement. Pursuant to the terms of the Bank Credit Agreement, Noble may, subject to certain conditions, elect to increase the maximum amount available under the Bank Credit Agreement from $600 million to an amount not to exceed $800 million. Noble may, subject to certain conditions, also request that the term of the Bank Credit Agreement be extended for up to two additional one-year periods. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Bank Credit Agreement) plus the Applicable Margin (as defined in the Bank Credit Agreement; 0.235 percent based on Noble’s current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Bank Credit Agreement contains various covenants, including a debt to total tangible capitalization covenant, and restrictions on incurring additional indebtedness and additional liens. At December 31, 2007, borrowings of $100 million were outstanding under the Bank Credit Agreement with a weighted average interest rate of 5.17 percent per annum. At December 31, 2007, we have $500 million remaining available for borrowings under the Bank Credit Agreement.
     On July 24, 2007, Noble entered into a short-term loan agreement (the “Short-Term Loan Agreement”) with Goldman Sachs Credit Partners L.P., as the initial lender and administrative agent, pursuant to which Noble borrowed $685 million. Noble Drilling issued a guaranty of the obligations of Noble under the Short-Term Loan Agreement. The proceeds of the borrowing were used to repay an intercompany loan from a direct wholly-owned subsidiary of Noble. On September 26, 2007, the short-term loan was repaid with proceeds distributed in connection with the liquidation and dissolution of this subsidiary. The net pre-tax cost of this financing was $1.4 million.
     In May 2006, Noble issued $300 million principal amount of 5.875% Senior Notes due June 1, 2013. Proceeds, net of discount and issuance costs, totaled approximately $296 million. Interest on the 5.875% Senior Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. The 5.875% Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The 5.875% Senior Notes are senior unsecured obligations, and the indenture governing the 5.875% Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.
     At December 31, 2007, we had letters of credit of $89.4 million and performance, customs and tax assessment bonds totaling $209.4 million supported by surety bonds. In February 2008, we had an additional $222.1 million of letters of credit issued to support bank bonds in connection with the temporary import permit extensions for our drilling units in Nigeria. For additional information regarding our temporary import permit extensions in Nigeria, see “— Internal Investigation”. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
     Our debt increased from $694.1 million (including current maturities of $9.6 million) at December 31, 2006 to $784.5 million (including current maturities of $10.3 million) at December 31, 2007, primarily due to $100.0 million of net borrowings under our Bank Credit Agreement described above. At December 31, 2007 and 2006, we had no off-balance sheet debt or other off-balance sheet arrangements. At December 31, 2007, we were in compliance with all our debt covenants. For additional information on long-term debt, see Note 5 to our accompanying consolidated financial statements.

  Summary of Contractual Cash Obligations and Commitments
     The following table summarizes our contractual cash obligations and commitments at December 31, 2007 (in thousands):

		Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Cash Obligations
Long-term debt obligations (including current maturities)	$784,516	$10,334	$172,687	$—	$—	$100,000	$501,495
Interest payments	305,982	50,453	40,505	37,922	37,922	37,922	101,258
Operating leases	22,277	6,895	5,716	4,267	1,606	142	3,651
Pension plan fundings (1)	16,790	9,108	261	328	852	628	5,613
Purchase commitments	776,776	681,681	95,095	—	—	—	—

Total contractual cash obligations	$1,906,341	$758,471	$314,264	$42,517	$40,380	$138,692	$612,017

(1)	Pension plan fundings are amounts estimated by third-party actuaries for defined benefit plan funding in 2008 and estimated future benefit payments from 2009 to 2017 for the unfunded nonqualified excess benefit plan. Estimates for qualified benefit plan funding beyond 2008 are not available.
     At December 31, 2007, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The following table summarizes our other commercial commitments at December 31, 2007 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2008	2009	2010	2011	2012	Thereafter
Other Commercial Commitments
Letters of credit	$89,403	$73,142	$13,541	$2,720	$—	$—	$—
Surety bonds	209,404	84,739	26,444	32,470	65,751	—	—

Total commercial commitments	$298,807	$157,881	$39,985	$35,190	$65,751	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
     Overhauls and scheduled maintenance of equipment are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in Other Assets in the Consolidated Balance Sheets included in the accompanying consolidated financial statements.
  Impairment of Assets
     We evaluate the realization of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate goodwill on at least an annual basis. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During 2007, we recorded a $0.4 million impairment on long-lived assets in conjunction with the disposal of our technology services business. No impairment losses were recorded on our property and equipment balances during the years ended December 31, 2006 and 2005. During 2007 and 2006, we recorded impairments to goodwill of $9.8 million and $4.8 million, respectively, in conjunction with our planned rationalization of our technology services division. No impairment losses were recorded on goodwill balances during 2005. All of our goodwill was attributable to our engineering and consulting services, and as of December 31, 2007, we had no remaining goodwill recorded.
  Insurance Reserves
     We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for our property damage and loss of hire charges on a per event basis.
     Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims subject to U.S. jurisdiction (Jones Act liabilities) are generally estimated using a third party actuary. Maritime employer’s liability claims that fall outside of U.S. jurisdiction and general liability claims are generally estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims.
  Revenue Recognition
     Revenues generated from our dayrate-basis drilling contracts, labor contracts, engineering services and project management engagements are recognized as services are performed. We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in Hurricane losses and recoveries, net in the Consolidated Statements of Income included in the accompanying consolidated financial statements.
  Income Taxes
     The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and international income and withholding taxes have not been provided on undistributed earnings of Noble’s subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability or asset has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax asset or liability in these circumstances would not have had a material effect on our financial position or results of operations.
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes.
  Share-Based Compensation
     We account for share-based compensation, effective January 1, 2006, pursuant to SFAS No. 123R. Accordingly, we record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities. Prior to January 1, 2006, we used the intrinsic value method of accounting for share-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense for employee stock options with an exercise price greater than or equal to fair value on the date of grant.
     Inherent in expensing stock options and other share-based compensation under SFAS No. 123R are several judgments and estimates that must be made. These include determining the underlying valuation methodology for share compensation awards and the related inputs utilized in each valuation, such as our expected stock price volatility, expected term of the employee option, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards. For option valuations, we utilize the Black-Scholes option pricing model, however, we also use lattice models to verify that the assumptions used are reasonable. We utilize the Monte Carlo Simulation Model for valuing the performance-vested restricted stock awards. Additionally, for such awards, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
  Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date for one-year for certain nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosures regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R the acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:
•	transaction costs will be generally expensed as incurred;

•	contingent consideration will be recognized at fair value on the acquisition date;

•	acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date (closing) instead of announcement date;

•	restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.
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
  Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates on borrowings under the Bank Credit Agreement. Borrowings under the Bank Credit Agreement bear interest at a floating rate equal to Adjusted LIBOR. At December 31, 2007, $100 million of borrowings were outstanding under the Bank Credit Agreement. A change of one percent in the interest rate would cause a $1.0 million change in interest expense on an annual basis at this amount of borrowings.

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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we maintain forward currency contracts settling monthly in Euro and British Pounds. The forward contracts that settled in 2006 and 2007 represented approximately 63 percent and 56 percent, respectively, of our forecasted Euro and British Pound requirements. The Euro-denominated forward contracts settling in 2008 represent approximately 60 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in 2008 represent approximately 28 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at December 31, 2007 was approximately 15.1 million Euros and 10.8 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $41.4 million at December 31, 2007. The fair market value of outstanding forward contracts was $2.2 million at December 31, 2007. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $0.4 million.
  Market Risk
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan and, subject to certain limitations specified in the plan, receive employer matching contributions (which were made in Noble’s ordinary shares until April 1, 2007, after which such contributions are made in cash). The employer matching amount is limited in the same manner as are employer matching contributions under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld from employees for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At December 31, 2007, our liability under the Restoration Plan and a similar Canadian plan totaled $19.2 million. At December 31, 2007, a one percent increase in the fair value of the phantom investments would increase our liability by $0.2 million and a one percent decline in the fair value of the phantom investments would reduce our liability by $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Noble Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions effective January 1, 2007. As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 29, 2008

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,058	$61,710
Accounts receivable	613,115	408,241
Insurance receivables	39,066	54,191
Inventories	3,814	4,461
Prepaid expenses	20,721	20,491
Other current assets	22,417	20,886

Total current assets	860,191	569,980

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	6,354,782	5,215,477
Other	80,169	71,870

	6,434,951	5,287,347
Accumulated depreciation	(1,639,035)	(1,428,954)

	4,795,916	3,858,393

OTHER ASSETS	219,899	157,541

	$5,876,006	$4,585,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$10,334	$9,629
Accounts payable	198,395	196,111
Accrued payroll and related costs	115,914	93,251
Taxes payable	85,641	52,793
Interest payable	9,951	9,683
Other current liabilities	72,537	64,793

Total current liabilities	492,772	426,260

LONG-TERM DEBT	774,182	684,469
DEFERRED INCOME TAXES	240,621	219,521
OTHER LIABILITIES	65,705	34,019

	1,573,280	1,364,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(5,596)	(7,348)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 268,223 shares issued and outstanding in 2007; 269,184 shares issued and outstanding in 2006	26,822	26,918
Capital in excess of par value	683,697	775,895
Retained earnings	3,602,870	2,446,056
Accumulated other comprehensive loss	(5,067)	(19,876)

	4,308,322	3,228,993

	$5,876,006	$4,585,914

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUES
Contract drilling services	$2,714,250	$1,886,987	$1,187,185
Reimbursables	121,241	92,354	86,332
Labor contract drilling services	156,508	111,201	91,465
Engineering, consulting and other	3,312	9,697	17,155

	2,995,311	2,100,239	1,382,137

OPERATING COSTS AND EXPENSES
Contract drilling services	880,049	696,264	580,864
Reimbursables	105,952	79,520	76,238
Labor contract drilling services	125,624	91,353	77,041
Engineering, consulting and other	17,520	16,779	22,678
Depreciation and amortization	292,987	253,325	241,752
Selling, general and administrative	85,831	46,272	40,278
Hurricane losses and recoveries, net	(3,514)	(10,704)	(29,759)

	1,504,449	1,172,809	1,009,092

OPERATING INCOME	1,490,862	927,430	373,045

OTHER INCOME (EXPENSE)
Interest expense, net of amounts capitalized	(13,111)	(16,167)	(19,786)
Other, net	11,151	10,024	10,833

INCOME BEFORE INCOME TAXES	1,488,902	921,287	364,092
INCOME TAX PROVISION	(282,891)	(189,421)	(67,396)

NET INCOME	$1,206,011	$731,866	$296,696

NET INCOME PER SHARE:
Basic	$4.52	$2.69	$1.09
Diluted	$4.48	$2.66	$1.08
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,206,011	$731,866	$296,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,987	253,325	241,752
Impairment loss on assets	10,189	4,849	—
Deferred income tax provision	20,509	4,137	36,207
Equity in income of joint venture	—	—	(3,194)
Distributions received from joint venture	—	—	2,194
Share-based compensation expense	34,681	21,560	7,377
Pension contribution	(54,233)	(19,928)	(18,932)
Hurricane losses and recoveries, net	(5,114)	(6,300)	(29,759)
Other	57,627	20,002	22,214
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	(204,874)	(131,014)	(68,094)
Other current assets	23,276	(13,688)	18,968
Accounts payable	(25,671)	53,746	(2,395)
Other current liabilities	58,985	70,160	25,976

Net cash provided by operating activities	1,414,373	988,715	529,010

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(754,967)	(670,951)	(212,050)
Other capital expenditures	(423,657)	(382,093)	(221,806)
Major maintenance expenditures	(108,419)	(69,017)	(79,663)
Accrued capital expenditures	45,260	31,100	—
Proceeds from sales of property and equipment	7,910	3,788	1,129
Proceeds from sale of business unit	10,000	—	—
Purchase of the remaining 50 percent equity interest in the Panon, net of cash acquired	—	—	(31,576)
Proceeds from Smedvig disposition	—	691,261	—
Investment in Smedvig	—	—	(691,100)
Investments in marketable securities	—	—	(24,973)
Proceeds from sales and maturities of marketable securities	—	46,002	112,628

Net cash used for investing activities	(1,223,873)	(349,910)	(1,147,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	685,000	—	—
Short-term debt payment	(685,000)	—	—
Borrowings on bank credit facilities	220,000	—	700,000
Payments on bank credit facilities	(120,000)	(135,000)	(65,000)
Payments of other long-term debt	(9,630)	(608,970)	(8,517)
Net proceeds from employee stock transactions	38,995	21,186	76,037
Tax benefit of employee stock transactions	7,477	—	—
Proceeds from issuance of senior notes, net of debt issuance costs	—	295,801	—
Dividends paid	(32,197)	(21,825)	(13,655)
Repurchases of ordinary shares	(195,797)	(250,132)	(7,409)

Net cash (used for) provided by financing activities	(91,152)	(698,940)	681,456

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,348	(60,135)	63,055

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,710	121,845	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$161,058	$61,710	$121,845

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Restricted	Accumulated
			Capital		Stock	Other	Total
	Ordinary		in Excess	Retained	(Unearned	Comprehensive	Shareholders’
	Shares	Par Value	of Par Value	Earnings	Compensation)	Loss	Equity
Balance at January 1, 2005	268,814	$26,882	$913,211	$1,452,974	$(11,171)	$2,538	$2,384,434

Share-based compensation
Issuance of restricted shares	570	58	13,351	—	(13,409)	—	—
Compensation expense recognized	—	—	—	—	7,481	—	7,481
Contribution to employee benefit plans	124	12	3,605	—	—	—	3,617
Exercise of stock options	4,824	482	76,101	—	—	—	76,583
Tax benefit of stock options exercised	—	—	14,432	—	—	—	14,432
Restricted shares surrendered for withholding taxes or forfeited	(114)	(12)	(2,542)	—	—	—	(2,554)

Repurchases of ordinary shares	(200)	(20)	(7,389)	—	—	—	(7,409)
Net income	—	—	—	296,696	—	—	296,696
Dividends paid ($0.05 per share)	—	—	—	(13,655)	—	—	(13,655)
Other comprehensive loss	—	—	—	—	—	(27,891)	(27,891)

Balance at December 31, 2005	274,018	$27,402	$1,010,769	$1,736,015	$(17,099)	$(25,353)	$2,731,734

Share-based compensation
Adoption of SFAS No. 123R	—	—	(17,099)	—	17,099	—	—
Share-based compensation	1,322	132	22,169	—	—	—	22,301
Contribution to employee benefit plans	152	16	5,676	—	—	—	5,692
Exercise of stock options	1,506	150	23,323	—	—	—	23,473
Restricted shares surrendered for withholding taxes or forfeited	(202)	(20)	(2,267)	—	—	—	(2,287)

Repurchases of ordinary shares	(7,612)	(762)	(266,676)	—	—	—	(267,438)
Net income	—	—	—	731,866	—	—	731,866
Dividends paid ($0.08 per share)	—	—	—	(21,825)	—	—	(21,825)
Adoption of SFAS No. 158	—	—	—	—	—	(24,240)	(24,240)
Other comprehensive income	—	—	—	—	—	29,717	29,717

Balance at December 31, 2006	269,184	$26,918	$775,895	$2,446,056	$—	$(19,876)	$3,228,993

Share-based compensation
Share-based compensation	1,300	130	35,818	—	—	—	35,948
Contribution to employee benefit plans	90	9	3,769	—	—	—	3,778
Exercise of stock options	2,592	259	47,066	—	—	—	47,325
Tax benefit of stock options exercised	—	—	7,477	—	—	—	7,477
Restricted shares surrendered for withholding taxes or forfeited	(724)	(72)	(8,258)	—	—	—	(8,330)

Repurchases of ordinary shares	(4,219)	(422)	(178,070)	—	—	—	(178,492)
Net income	—	—	—	1,206,011	—	—	1,206,011
Dividends paid ($0.12 per share)	—	—	—	(32,197)	—	—	(32,197)
Adoption of FIN 48	—	—	—	(17,000)	—	—	(17,000)
Other comprehensive income	—	—	—	—	—	14,809	14,809

Balance at December 31, 2007	268,223	$26,822	$683,697	$3,602,870	$—	$(5,067)	$4,308,322

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2007	2006	2005
NET INCOME	$1,206,011	$731,866	$296,696

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	3,664	2,591	(4,148)
Unrealized holding gain (loss) on securities	—	20,003	(18,491)
Unrealized gain (loss) on foreign currency forward contracts	(998)	4,614	(1,397)
Unrealized gain (loss) on interest rate swaps	—	2,509	(2,509)
Net pension plan gains (net of tax provision of $5,458 in 2007)	10,479	—	—
Amortization of deferred pension plan amounts (net of tax provision of $770 in 2007)	1,664	—	—
Minimum pension liability adjustment (net of tax provision of $725 in 2005)	—	—	(1,346)

Other comprehensive income (loss)	14,809	29,717	(27,891)

COMPREHENSIVE INCOME	$1,220,820	$761,583	$268,805

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Noble Corporation, a Cayman Islands exempted company limited by shares, (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) is primarily engaged in contract drilling services worldwide. We perform contract drilling services with our fleet of 62 mobile offshore drilling units located worldwide. This fleet consists of 13 semisubmersibles, three dynamically positioned drillships, 43 jackups and three submersibles. The fleet count includes two F&G JU-2000E enhanced premium jackups and three deepwater dynamically positioned semisubmersibles under construction. Approximately 85 percent of our fleet is currently deployed internationally. Our other operations include labor contract drilling services and through November 2007 engineering and consulting services. Our operations are conducted principally in the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, West Africa, and Canada.
Stock Split
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
     All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split for all periods presented.
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
Foreign Currency Translation
     We follow a translation policy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2007, 2006 and 2005. We use the Canadian Dollar and British Pound, respectively, as the functional currency for our labor contract drilling services in Canada and the North Sea.

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
     In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our labor contract drilling services in Canada and the United Kingdom are calculated based on their respective local functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2007, 2006 or 2005.
Investments in Marketable Securities
     The Company accounts for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Investments in marketable securities held prior to December 31, 2006 were carried at fair value with the unrealized holding gain or loss, net of deferred taxes, included in Comprehensive Income in the accompanying Consolidated Statements of Comprehensive Income. During 2006, all investments in marketable securities were sold and there has been no further investment in marketable securities in 2007.
Inventories
     Inventories consist of spare parts, material and supplies held for consumption and are stated principally at the lower of average cost or fair value.
Property and Equipment
     Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2007 and 2006, there was $1.8 billion and $1.4 billion, respectively, of construction-in-progress. Such amounts are included in Drilling equipment and facilities in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over the estimated useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.
     Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $50.4 million, $37.9 million and $14.0 million, respectively.
     Overhauls and scheduled maintenance of equipment are performed on the basis of number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in Other Assets in the Consolidated Balance Sheets. Such amounts totaled $155.4 million and $126.7 million at December 31, 2007 and 2006, respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Amortization of deferred costs for major maintenance projects is reflected in Depreciation and amortization in the accompanying Consolidated Statements of Income. The amount of such amortization was $75.5 million, $63.8 million and $50.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total repair and maintenance expense for the years ended December 31, 2007, 2006 and 2005, exclusive of amortization of deferred costs for major maintenance projects, was $133.5 million, $111.4 million and $133.4 million, respectively.
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
     In 2007, we closed the operations of the Company’s Triton Engineering Services Inc. (“Triton”) subsidiary resulting in closure costs of $1.9 million ($0.01 per diluted share), including a $0.4 million impairment of property and equipment. No impairment losses were recorded on our property and equipment balances during the years ended December 31, 2006 and 2005.
Goodwill and Other Assets
     We evaluate goodwill for impairment on at least an annual basis, and on long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss on goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2007, we had no remaining goodwill recorded. Our goodwill balance was $9.8 million at December 31, 2006 and was included in Other Assets on the accompanying Consolidated Balance Sheets. All of our goodwill was attributable to engineering and consulting services.
     In 2007, we sold the rotary steerable system assets and intellectual property of our Noble Downhole Technology Ltd. subsidiary for $10.0 million resulting in a pre-tax loss of $12.9 million ($0.05 per diluted share), including a $9.4 million impairment of goodwill. Also in 2007, the closure of our Triton subsidiary resulted in a $0.4 million impairment of goodwill.
     In June 2006, we sold the software business of our Maurer Technology Inc. subsidiary, resulting in a pre-tax loss of $3.8 million ($0.01 per diluted share). This loss included the write-off of goodwill totaling $4.8 million.
     No impairment losses were recorded on goodwill balances during the year ended December 31, 2005.
     These losses on sale and closure are included in Engineering, consulting and other operating costs and expenses in the accompanying Consolidated Statements of Income for their respective years.
Deferred Costs
     Deferred debt issuance costs are being amortized using the straight-line method, which approximates the interest method, over the life of the debt securities. The amortization of debt issuance costs is included in interest expense.
     The Company defers the costs of scheduled drydockings and periodic regulatory inspections, charging such costs to expense over the period to the next scheduled drydocking and periodic regulatory inspection (normally 30 to 60 months).

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Insurance Reserves
     We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for the property damage and loss of hire charges on a per event basis.
     Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims subject to U.S. jurisdiction (Jones Act liabilities) are generally estimated using actuarial determinations. Maritime employer’s liability claims that fall outside of U.S. jurisdiction and general liability claims are generally estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2007 and 2006, loss reserves for personal injury and protection claims totaled $20.7 million and $18.6 million, respectively, and such amounts are included in Other current liabilities in the accompanying Consolidated Balance Sheets.
Revenue Recognition
     Revenues generated from our dayrate-basis drilling contracts, labor contracts and engineering and consulting services are recognized as services are performed.
     We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $34.9 million and $21.3 million at December 31, 2007 and 2006, respectively, and such amounts are included in Other current liabilities in the accompanying Consolidated Balance Sheets.
     We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in Hurricane recoveries and losses, net.
Income Taxes
     The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Applicable U.S. and international income and withholding taxes have not been provided on undistributed earnings of Noble’s subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.
     Noble operates through various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., the Cayman Islands or jurisdictions in which we or any of our subsidiaries operate or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes.
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
Certain Significant Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements.
Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date for one-year for certain nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosures regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R the acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:
•	transaction costs will be generally expensed as incurred;

•	contingent consideration will be recognized at fair value on the acquisition date;

•	acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date (closing) instead of announcement date;

•	restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform with the current year presentation. Such reclassifications do not affect earnings or have a material effect on the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 2 — NET INCOME PER SHARE
     The basic and diluted EPS computations for the years ended December 31, 2007, 2006 and 2005 are as follows (shares in thousands):

	Year Ended December 31,
	2007	2006	2005
Weighted-average shares — basic	266,700	271,834	272,506
Effect of potentially dilutive shares:
Stock options	2,354	2,666	2,616
Non-vested time-vested restricted stock	148	128	—
Non-vested performance-vested restricted stock	128	128	—

Weighted-average shares — diluted	269,330	274,756	275,122

Net income — basic and diluted	$1,206,011	$731,866	$296,696

Net income per share:
Basic	$4.52	$2.69	$1.09
Diluted	$4.48	$2.66	$1.08
     The computation of diluted earnings per share for 2006 and 2005 excludes options to purchase 411,204 and 20,000 ordinary shares, respectively, because the options’ exercise prices were greater than the average market price of the ordinary shares. There were no anti-dilutive options in 2007.
NOTE 3 — ACQUISITION OF JOINT VENTURE
     On June 13, 2000, we formed Noble Crosco Drilling, Ltd. (“Noble Crosco”) with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14.3 million in cash. Our joint venture partner contributed the Panon jackup for its 50 percent equity interest. In August 2005, in accordance with the provisions of our joint venture agreement, we acquired the remaining 50 percent equity interest in the joint venture for an exercise price of $31.9 million. Operating results from the Panon, renamed the Noble Harvey Duhaney, have been fully consolidated since the date of acquisition. Prior to our acquisition of the remaining 50 percent equity interest in Noble Crosco, we accounted for our investment using the equity method. Under the equity method, in 2005 we recognized $3.2 million in equity earnings of the joint venture, which is included in Other, net in the Consolidated Statements of Income. This amount excludes management fees and interest income related to joint ventures of $0.9 million.
NOTE 4 — MARKETABLE SECURITIES
Marketable Debt Securities
     At December 31, 2005, we owned marketable debt securities. We recognized a net realized loss of $342,000 related to the sale of these marketable securities in 2006. We recognized in Other Comprehensive Income (Loss) a net unrealized holding gain of $200,000, and in earnings, a net realized loss of $531,000 related to marketable securities in 2005. Realized gains and losses on sales of marketable securities are based on the specific identification method.
     We owned no marketable debt securities as of December 31, 2007 or 2006.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Marketable Equity Securities
     We entered into a Share Purchase Agreement (the “Share Purchase Agreement”) dated December 12, 2005 with Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS (collectively, the “Sellers”) relating to our acquisition, directly and indirectly, of 21,095,600 Class A shares and 2,501,374 Class B shares (collectively, the “Owned Shares”) of Smedvig ASA (“Smedvig”). We completed our acquisition of the Owned Shares on December 23, 2005. The acquisition comprised 39.2 percent of the Class A shares and 28.9 percent of the total capital shares of Smedvig. The purchase price was NOK 200 per Class A share and NOK 150 per Class B share (the “Noble Purchase Price”), totaling NOK 4,594.3 million (or approximately US $691.1 million at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Owned Shares, including related transaction costs, with an aggregate of $700 million in new debt borrowings.
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
     On April 7, 2006, we sold the Owned Shares to SeaDrill pursuant to the Mandatory Offer for NOK 4,737.3 million. On April 10, 2006, we settled the forward currency contract described below and received $691.3 million. Also on April 10, 2006, we prepaid the outstanding principal amount of $600.0 million under a credit agreement, which was entered into to finance a portion of the acquisition of the Owned Shares. This credit agreement terminated as a result of all parties thereto completing their obligations thereunder.
     On April 18, 2006, pursuant to the Share Purchase Agreement, we paid to the Sellers the excess of the SeaDrill Offer Price over the Noble Purchase Price on the Owned Shares sold to SeaDrill (an aggregate of NOK 143.0 million, or $21.8 million), as a purchase price adjustment under the Share Purchase Agreement.
     Our investment in Smedvig was accounted for in accordance with SFAS No. 115 because of the lack of significant influence over the operating and financial policies of Smedvig. Our investment in Smedvig was classified as available-for-sale pursuant to SFAS No. 115. Accordingly, the fair value of our Smedvig investment was presented on the Consolidated Balance Sheet and unrealized holding gains or losses were excluded from earnings and reported in a separate component of Shareholders’ Equity, Accumulated Other Comprehensive Loss, until realized on April 7, 2006. At December 31, 2005, the fair value of our Smedvig investment totaled $672.1 million and our cost basis totaled $691.8 million resulting in an unrealized loss of $19.7 million, which was included as a component of Accumulated Other Comprehensive Loss. This unrealized loss had approximately recovered to the original cost by March 15, 2006, the date the forward currency contract described below was initiated.
     On March 15, 2006, we entered into a forward currency contract which provided that the counterparty would pay to the Company $691.7 million in exchange for NOK 4,594.3 million on April 18, 2006. This transaction was entered into to hedge the foreign currency exposure on our investment in Smedvig. We accounted for this forward currency contract as a “fair value” hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result, the change in fair value of the Smedvig investment from March 15, 2006 to April 7, 2006 was recognized in Other Income ($14.3 million) and the corresponding change in the fair value of the forward currency contract was charged to Other Income. The disposition of the investment in Smedvig shares, net of transaction costs, resulted in a loss of approximately $140,000 in the second quarter of 2006.
     We owned no marketable equity securities as of December 31, 2007 or 2006.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 5 — DEBT
     Long-term debt consists of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Bank Credit Agreement	$100,000	$—
6.95% Senior Notes due 2009	149,987	149,977
7.50% Senior Notes due 2019	201,695	201,695
5.875% Senior Notes due 2013	299,800	299,764
Project Financing — Thompson Notes	33,034	42,662

Total Debt	784,516	694,098
Current Maturities	(10,334)	(9,629)

Long-term Debt	$774,182	$684,469

     On March 15, 2007, Noble entered into an unsecured revolving bank credit facility totaling $600 million (the “Bank Credit Agreement”). The Bank Credit Agreement has an initial term of five years and replaced Noble Drilling Corporation’s (“Noble Drilling”) $300 million unsecured revolving bank credit facility. Noble Drilling has issued a guaranty of the obligations under the Bank Credit Agreement. Noble became the successor to Noble Drilling as part of the 2002 internal corporate restructuring of Noble Drilling and its subsidiaries. Noble Drilling is now an indirect, wholly-owned subsidiary of Noble. Pursuant to the terms of the Bank Credit Agreement, Noble may, subject to certain conditions, elect to increase the maximum amount available under the Bank Credit Agreement from $600 million to an amount not to exceed $800 million. Noble may, subject to certain conditions, also request that the term of the Bank Credit Agreement be extended for up to two additional one-year periods. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Bank Credit Agreement) plus the Applicable Margin (as defined in the Bank Credit Agreement; 0.235 percent based on Noble’s current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Bank Credit Agreement contains various covenants, including a debt to total tangible capitalization covenant, and restrictions on incurring additional indebtedness and additional liens. At December 31, 2007, borrowings of $100 million were outstanding under the Bank Credit Agreement with a weighted average interest rate of 5.17 percent per annum.
     On July 24, 2007, Noble entered into a short-term loan agreement (the “Short-Term Loan Agreement”) with Goldman Sachs Credit Partners L.P., as the initial lender and administrative agent, pursuant to which Noble borrowed $685 million. Noble Drilling issued a guaranty of the obligations of Noble under the Short-Term Loan Agreement. The proceeds of the borrowing were used to repay an intercompany loan from a direct wholly-owned subsidiary of Noble. On September 26, 2007, the short-term loan was repaid with proceeds distributed in connection with the liquidation and dissolution of this subsidiary. The net pre-tax cost of this financing was $1.4 million.
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
     In March 1999, Noble Drilling, an indirect wholly-owned subsidiary of the Company, issued $150 million principal amount of 6.95% Senior Notes due 2009 and $250 million principal amount of 7.50% Senior Notes due 2019 (together, the “Senior Notes”). Interest on the Senior Notes is payable on March 15 and September 15 of each year. The Senior Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
interest to the redemption date plus a make-whole premium, if any is required to be paid. The Senior Notes are senior unsecured obligations and the indenture governing the Senior Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.
     In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Jim Thompson, issued $115 million principal amount of its fixed rate senior secured notes (the “Thompson Notes”) in four series. The Thompson Notes bear interest at rates of 7.12 percent and 7.25 percent per annum. The Thompson Notes are secured by a first naval mortgage on the Noble Jim Thompson, are guaranteed by Noble, and can be prepaid, in whole or in part, at a premium at any time.
     At December 31, 2007, we had letters of credit of $89.4 million and performance, customs and tax assessment bonds totaling $209.4 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
     We were in compliance with all our debt covenants at December 31, 2007.
     Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Bank Credit Agreement	$—	$—	$—	$—	$100,000	$—	$100,000
6.95% Senior Notes due 2009	—	149,987	—	—	—	—	149,987
7.50% Senior Notes due 2019	—	—	—	—	—	201,695	201,695
5.875% Senior Notes due 2013	—	—	—	—	—	299,800	299,800
Thompson Notes	10,334	22,700	—	—	—	—	33,034

Total	$10,334	$172,687	$—	$—	$100,000	$501,495	$784,516

NOTE 6 — SHAREHOLDERS’ EQUITY
Share Repurchases
     Share repurchases and sales of put options were effected pursuant to the share repurchase program which Noble’s board of directors authorized and adopted and which we announced on January 31, 2002. The program authorization covered an aggregate of 30.0 million ordinary shares. During 2007, we repurchased 4.2 million of our ordinary shares at an average price of $42.31 per ordinary share for a total cost of $178.5 million. During 2006, we repurchased 7.6 million of our ordinary shares at an average price of $35.13 per ordinary share for a total cost of $267.4 million. During 2005, we repurchased 200,000 of our ordinary shares at an average price of $37.04 per ordinary share for a total cost of $7.4 million. On February 2, 2007, Noble’s board of directors increased the total number of ordinary shares authorized for repurchase by 20.0 million additional ordinary shares. At December 31, 2007, 26.3 million ordinary shares remained available under this authorization.
     Additionally, during 2006, we completed an odd-lot offer to purchase ordinary shares by purchasing 12,060 shares tendered during the offer for $407,000.

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
     The adoption of SFAS No. 123R also reduced the number of fully diluted shares outstanding pursuant to SFAS No. 128, Earnings per Share (“SFAS No. 128”). The “treasury stock method”, as defined in SFAS No. 128, includes unearned compensation and certain future tax benefits as “proceeds” in the determination of diluted shares outstanding, net of assumed treasury stock repurchases. Additionally, SFAS No. 123R requires that the excess tax benefit (tax deduction that is in excess of the tax benefit recognized in the consolidated financial statements) be reported prospectively as Cash Flows from Financing Activities rather than Cash Flows from Operating Activities.
     The adoption of this standard did not have a material effect on our financial statements and, as such, no cumulative effect of change in accounting principle was recorded. The adoption of SFAS No. 123R reduced Operating Income and Income Before Income Taxes by $1.4 million during the year ended December 31, 2006. Net Income was reduced by $1.2 million for the year ended December 31, 2006. The adoption of SFAS No. 123R had no material effect on our cash flows.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for periods prior to January 1, 2006. The following table reflects pro forma net income and net income per share had we elected to adopt the fair value approach of SFAS No. 123R prior to January 1, 2006:

Year Ended December 31, 2005
Net income — as reported	$296,696
Compensation expense, net of tax, as reported	4,795
Compensation expense, net of tax, pro forma	(11,126)

Net income — pro forma	$290,365

Net income per share:
Basic — as reported	$1.09
Basic — pro forma	$1.07

Diluted — as reported	$1.08
Diluted — pro forma	$1.06
Stock Plans
     The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our ordinary shares, with or without stock appreciation rights, and the awarding of restricted shares to selected employees. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of an ordinary share on the date of grant and generally vest over a three- or four-year period. The 1991 Plan limits the total number of ordinary shares issuable under the plan to 41.4 million. As of December 31, 2007, we had 4.0 million ordinary shares remaining available for grant or award to employees under the 1991 Plan.
     Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to non-employee directors of Noble. We granted options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted ordinary shares from a fixed number of restricted ordinary shares to an annually-determined variable number of restricted or unrestricted ordinary shares. The 1992 Plan limits the total number of ordinary shares issuable under the plan to 1.64 million. As of December 31, 2007, we had 0.9 million ordinary shares remaining available for award to non-employee directors under the 1992 Plan.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Stock Options
     A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2007, 2006 and 2005 and the changes during the year ended on those dates is presented below (actual amounts):

	2007		2006		2005
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of the year	6,827,376	$19.71	7,984,016	$18.07	11,632,718	$16.00
Granted	215,370	35.76	456,436	36.32	1,450,900	26.59
Exercised (1)	(2,591,861)	18.26	(1,505,180)	15.60	(4,825,248)	15.87
Forfeited	(53,112)	26.20	(107,896)	26.09	(274,354)	22.00

Outstanding at end of year (2)	4,397,773	21.28	6,827,376	19.71	7,984,016	18.07

Exercisable at end of year (2)	4,102,891	$20.44	5,913,296	$18.19	6,351,572	$16.26

(1)	The intrinsic value of options exercised during the year ended December 31, 2007 was $86.8 million.

(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $154.9 million and $148.0 million, respectively.
     The following table summarizes additional information about stock options outstanding at December 31, 2007 (actual amounts):

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of Exercise			Number	Remaining	Average	Number	Average
Prices			Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 7.01	to	$14.16	546,938	1.1	$9.80	546,938	$9.80
14.17	to	24.40	2,372,646	4.1	18.04	2,372,646	18.04
24.41	to	34.62	928,203	7.5	27.01	808,920	26.73
34.63	to	41.25	549,986	8.6	37.06	374,387	37.61

$ 7.01	to	$41.25	4,397,773	5.0	$21.28	4,102,891	$20.44

     Fair value information and related valuation assumptions for stock options granted are as follows:

	December 31,
	2007	2006	2005
Weighted average fair value per option granted	$13.11	$11.84	$10.69

Valuation assumptions:
Expected option term (years)	5	5	5
Expected volatility	34.3%	34.0%	41.3%
Expected dividend yield	0.2%	0.2%	0.2%
Risk-free interest rate	4.8%	4.6%	3.8%
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
     A summary of the status of the Company’s non-vested stock options at December 31, 2007, and changes during the year ended December 31, 2007, is presented below (actual amounts):

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-vested options at January 1, 2007	914,080	$10.15
Granted	215,370	13.11
Vested (1)	(791,086)	10.62
Forfeited	(43,482)	10.32

Non-vested options at December 31, 2007	294,882	$10.99

(1)	The total grant-date fair value of stock options vested during the year ended December 31, 2007 was $8.4 million.
     At December 31, 2007, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans. The Company attributes the service period to the vesting period and unrecognized compensation is expected to be recognized over a weighted-average period of 1.6 years. Compensation cost recognized during the year ended December 31, 2007 related to stock options totaled $7.7 million, or $6.2 million net of income tax. Compensation cost recognized during the year ended December 31, 2006 related to stock options totaled $7.0 million, or $5.6 million net of income tax.
     The Company issues new ordinary shares to meet the share requirements upon exercise of stock options. The Company has historically repurchased ordinary shares in the open market from time to time which minimizes the dilutive effect of share-based compensation.
Restricted Stock
     The Company has awarded time-vested restricted stock and performance-vested restricted stock under the 1991 Plan. The time-vested restricted stock awards generally vest over three-, four- or five-year periods. The number of performance-vested restricted shares which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period.
     During the year ended December 31, 2007, the Company awarded under the 1991 Plan 688,513 shares of time-vested restricted stock which vest equally over three years. The time-vested restricted stock awarded under the 1991 Plan in 2006 vests equally over three years for seven awards, four years for one award, and five years for one award, with a weighted-average vesting period of 3.3 years. The time-vested restricted stock awarded under the 1991 Plan in 2005 vests equally over a three-year period.
     During the year ended December 31, 2007, the Company awarded under the 1991 Plan 563,068 shares (at the maximum level of performance) of performance-vested restricted stock. The performance-vested restricted stock vests if the performance criteria specified in the plan are achieved. The performance period is defined as the three-year period from January 1, 2007 through December 31, 2009 for the 2007 award. Performance criteria include the Company’s performance relative to a defined index as well as a defined competitive peer group.
     The Company has awarded time-vested restricted stock and unrestricted ordinary shares under the 1992 Plan. The time-vested restricted stock awards generally vest over a three-year period. During the year ended December 31, 2007, the Company awarded 42,420 unrestricted ordinary shares to non-employee directors, resulting in related compensation cost of $2.3 million ($1.9 million net of income tax).

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     A summary of the restricted share awards for each of the years in the period ended December 31 is as follows (actual amounts):

	2007	2006	2005
Time-vested restricted shares:
Shares awarded	688,513	1,123,566	210,000
Weighted-average share price at award date	$37.52	$37.30	$26.84
Weighted-average vesting period (years)	3.0	3.3	3.0

Performance-vested restricted shares:
Shares awarded (maximum available)	563,068	193,552	323,550
Weighted-average share price at award date	$35.79	$37.93	$26.86
Three-year performance period ended December 31	2009	2008	2007
Weighted-average award-date fair value	$13.63	$13.84	$8.92
     A summary of the status of non-vested restricted shares at December 31, 2007, and changes during the year ended December 31, 2007, is presented below (actual amounts):

		Weighted-		Weighted-
	Time-Vested	Average	Performance-Vested	Average
	Restricted	Award-Date	Restricted Shares	Award-Date
	Shares Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested restricted shares at January 1, 2007	946,660	$36.04	694,810	$9.15
Awarded	688,513	37.52	563,068	13.63
Vested	(717,335)	36.11	(105,118)	5.80
Forfeited	(49,262)	37.75	(436,510)	10.47

Non-vested restricted shares at December 31, 2007	868,576	$36.95	716,250	$12.36

(1)	The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.
     At December 31, 2007, there was $32.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements awarded under the time-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years. The total award-date fair value of time-vested restricted shares vested during the year ended December 31, 2007 was $25.9 million.
     At December 31, 2007, there was $4.4 million of total unrecognized compensation cost related to the performance-vested restricted stock plans. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years. The total potential compensation for performance-vested restricted stock is recognized over the service period, net of estimated forfeitures, regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2007, 105,118 performance-vested restricted shares for the 2004-2006 performance period vested and 141,064 shares of the same performance period were forfeited, however, compensation cost is accrued quarterly during the performance period. On February 7, 2008, 112,084 shares of the performance-vested restricted shares for the 2005-2007 performance period vested and 86,400 shares for the same performance period were forfeited.
     Compensation cost recognized during the years ended December 31, 2007, 2006 and 2005 related to all restricted stock totaled $25.1 million ($20.3 million net of income tax), $15.5 million ($12.5 million net of income tax) and $7.4 million ($5.9 million net of income tax), respectively.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The time-vested restricted stock is valued on the date of award at our underlying ordinary share price. The total potential compensation is recognized over the service period, net of estimated forfeitures. Prior to the adoption of SFAS No. 123R, unearned compensation was shown as a reduction of shareholders’ equity. The December 31, 2005 unearned compensation balance of $17.1 million was reclassified against Capital in excess of par value upon adoption of SFAS No. 123R. Effective January 1, 2006, the ordinary shares and related par value is recorded when the restricted stock is issued and Capital in excess of par value is recorded as the share-based compensation cost is recognized for financial reporting purposes.
     The performance-vested restricted stock is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that the Company’s stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the performance-vested restricted stock awards include historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

	2007	2006	2005
Valuation assumptions:
Expected volatility	32.0%	29.9%	35.4%
Expected dividend yield	0.2%	0.2%	0.2%
Risk-free interest rate	4.8%	4.8%	3.3%
     Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
NOTE 7 — COMPREHENSIVE INCOME
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
     The following table sets forth the components of Accumulated Other Comprehensive Income (Loss), net of deferred taxes:

	December 31,
	2007	2006	2005
Foreign currency translation adjustments	$6,626	$2,962	$371
Unrealized gain (loss) on securities	—	—	(20,003)
Unrealized gain (loss) on foreign currency forward contracts	2,219	3,217	(1,397)
Unrealized gain (loss) on interest rate swaps	—	—	(2,509)
Deferred pension plan amounts	(13,912)	(26,055)	(1,815)

Accumulated other comprehensive loss	$(5,067)	$(19,876)	$(25,353)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 8 — INCOME TAXES
     The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which Noble and/or its subsidiaries are considered resident for income tax purposes. Our U.S. subsidiaries are subject to a U.S. corporate tax rate of 35 percent.
     The components of the net deferred taxes were as follows:

	December 31,
	2007	2006
Deferred tax assets:
United States:
Net operating loss carryforwards	$—	$11,736
Tax credit for foreign deferred income taxes	2,305	2,565
Deferred pension plan amounts	4,547	9,674
Other	12,935	16,982
International:
Deferred pension plan amounts	2,126	3,227
Other	—	1,015

Deferred tax assets	21,913	45,199
Less: Valuation allowance	—	(11,736)

Net deferred tax assets	$21,913	$33,463

Deferred tax liabilities:
United States:
Excess of net book basis over remaining tax basis	$(259,459)	$(250,906)
International:
Excess of net book basis over remaining tax basis	(3,075)	(2,078)

Deferred tax liabilities	$(262,534)	$(252,984)

Net deferred tax liabilities	$(240,621)	$(219,521)

     Income before income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
United States	$612,348	$455,960	$128,060
International	876,554	465,327	236,032

Total	$1,488,902	$921,287	$364,092

     The income tax provision consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current — United States	$173,138	$136,493	$2,743
Current — International	89,244	48,791	28,446
Deferred — United States	12,891	3,144	36,786
Deferred — International	7,618	993	(579)

Total	$282,891	$189,421	$67,396

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. As a result of the initial adoption of FIN 48, the Company recognized an additional reserve for uncertain tax positions and a corresponding reduction of retained earnings totaling $17.0

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
million. After the adoption of FIN 48 on January 1, 2007, the Company had $31.7 million (net of related tax benefits of $3.2 million) of reserves for uncertain tax positions, including estimated accrued interest and penalties totaling $6.6 million, which are included in Other Liabilities. At December 31, 2007, the reserves for uncertain tax positions totaled $61.2 million (net of related tax benefits of $6.9 million). If these reserves of $61.2 million are not realized, the provision for income taxes will be reduced by $34.8 million and equity would be directly increased by $26.4 million.
     A reconciliation of FIN 48 amounts is as follows:

Gross balance at January 1, 2007	$34,910
Additions based on tax positions related to the current year (1)	30,949
Additions for tax positions of prior years	3,238
Settlements	(1,001)

Gross balance at December 31, 2007	68,096
Related tax benefits	(6,943)

Net reserve at December 31, 2007	$61,153

(1)	$20.5 million related to transactions recorded directly to equity.
     We include as a component of our income tax provision potential accrued interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties accrued in 2007 totaled $3.3 million.
     The Company does not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.
     We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and international jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such jurisdictions as Brazil, Canada, Cyprus, Denmark, Equatorial Guinea, India, Luxembourg, Mexico, Nigeria, Norway, Qatar, Singapore, Switzerland, the Netherlands, the United Kingdom and the United States. The Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and international income tax examinations for years before 2000.
     A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2007	2006	2005
Statutory rate	0.0%	0.0%	0.0%
Effect of:
U.S. tax rate which is different than the Cayman Islands rate	13.7	15.2	10.8
Internal restructuring of non-U.S. assets	—	—	1.7
International tax rates which are different than the Cayman Islands rate	6.1	4.5	7.1
Reserve for tax authority audits	0.4	—	0.7
Release of valuation allowance	(0.8)	—	(1.5)
U.S. and international return to provision adjustments	(0.4)	0.9	(0.2)
Other	—	—	(0.1)

Total	19.0%	20.6%	18.5%

     Certain of our subsidiaries file stand alone tax returns in the U.S. Our total U.S. net operating loss (“NOL”) carryforwards at December 31, 2006 for these subsidiaries was $33.6 million. Due to insufficient earnings history with these subsidiaries, we fully offset the deferred tax asset attributable to the U.S. NOL’s with a valuation allowance as of December 31, 2006. In the fourth quarter of 2007, we disposed of the businesses of the subsidiaries that generated these NOL’s.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     In 2007, we generated and utilized $34.4 million of U.S. foreign tax credits. In 2006, we fully utilized our Alternative Minimum Tax credit carryforwards and foreign tax credit carryforwards of $14.5 million and $9.3 million, respectively.
     During 2005, the Company restructured certain of its non-U.S. assets and subsidiaries in a transaction designed to consolidate our non U.S.-owned drilling units and operations. The Company’s income tax provision for 2005 includes $6.3 million related to this asset consolidation.
     Deferred income taxes and the related dividend withholding taxes have not been provided on approximately $596 million of undistributed earnings of our U.S. subsidiaries. We consider such earnings to be permanently reinvested in the U.S. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. If such earnings were to be distributed, we would be subject to U.S. taxes, which would have a material impact on our profit and loss.
NOTE 9 — EMPLOYEE BENEFIT PLANS
Adoption of SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008; however, these provisions have no impact on the Company as we currently use a December 31 measurement date for our pension plans. SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Shareholders’ equity is increased or decreased (through “Other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The Company adopted SFAS No. 158 on December 31, 2006 and retrospective application was not permitted. Upon adoption, Other Assets were reduced by $8.9 million, Current Liabilities were increased by $4.9 million, Other Liabilities were increased by $22.3 million, Deferred Income Taxes were reduced by approximately $11.9 million and Shareholders’ Equity (Accumulated other comprehensive loss) was reduced by approximately $24.2 million. The adoption of SFAS No. 158 had no impact on the results of operations or cash flows.
Defined Benefit Plans
     We have a U.S. noncontributory defined benefit pension plan which covers certain salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified domestic plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified domestic plans when required. The benefit amount that can be covered by the qualified domestic plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified domestic plans. We refer to the qualified domestic plans and the excess benefit plan collectively as the “domestic plans”.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     A reconciliation of the changes in projected benefit obligations (“PBO”) for our international and domestic plans is as follows:

	Year Ended December 31,
	2007		2006
	International	Domestic	International	Domestic
Benefit obligation at beginning of year	$76,562	$104,817	$65,793	$90,962
Service cost	4,807	6,660	3,103	5,427
Interest cost	4,147	5,977	3,268	4,947
Actuarial loss (gain)	2,355	(4,025)	(542)	5,218
Plan amendment	—	867	—	929
Benefits paid	(2,642)	(13,444)	(1,288)	(2,666)
Plan participants’ contributions	502	—	212	—
Foreign exchange rate changes	2,862	—	6,137	—
Other	—	—	(121)	—

Benefit obligation at end of year	$88,593	$100,852	$76,562	$104,817

     For the international plans, the actuarial loss in 2007 is a result of modifications to an international plan along with certain updated actuarial assumptions. In 2006, the actuarial loss of the domestic plans resulted from higher compensation, as well as the transfer of certain employees from the hourly plan (where future salary increases are not a factor) to the salaried plan.
     A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2007		2006
	International	Domestic	International	Domestic
Fair value of plan assets at beginning of year	$82,015	$86,382	$62,480	$72,112
Actual return on plan assets	10,269	11,709	4,589	6,582
Employer contributions	22,580	31,653	9,574	10,354
Benefits and expenses paid	(2,642)	(13,444)	(1,288)	(2,666)
Plan participants’ contributions	502	—	212	—
Foreign exchange rate changes	3,008	—	6,569	—
Other	—	—	(121)	—

Fair value of plan assets at end of year	$115,732	$116,300	$82,015	$86,382

     The funded status of the plans is as follows:

	December 31,
	2007		2006
	International	Domestic	International	Domestic
Funded status	$27,139	$15,448	$5,453	$(18,435)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2007		2006
	International	Domestic	International	Domestic
Other assets (noncurrent)	$27,167	$24,037	$8,759	$2,686
Other liabilities (current)	—	(283)	—	(2,099)
Other liabilities (noncurrent)	(28)	(8,306)	(3,306)	(19,022)

Net amount recognized	$27,139	$15,448	$5,453	$(18,435)

     Amounts recognized in the Accumulated Other Comprehensive Loss consist of:

	December 31,
	2007		2006
	International	Domestic	International	Domestic
Net actuarial loss	$6,742	$10,493	$9,805	$27,102
Prior service cost	—	2,498	—	1,098
Transition obligation	852	—	951	—
Deferred income tax asset	(2,126)	(4,547)	(3,227)	(9,674)

Accumulated other comprehensive loss	$5,468	$8,444	$7,529	$18,526

     Pension cost includes the following components:

	Year Ended December 31,
	2007		2006		2005
	International	Domestic	International	Domestic	International	Domestic
Service cost	$4,807	$6,660	$3,103	$5,427	$2,455	$4,637
Interest cost	4,147	5,977	3,268	4,947	2,670	4,318
Return on plan assets	(5,251)	(6,599)	(3,598)	(5,796)	(3,094)	(4,718)
Pension obligation settlement	—	4,993	—	—	—	—
Amortization of prior service cost	—	397	—	336	—	262
Amortization of transition obligation	162	—	156	—	159	—
Recognized net actuarial loss	323	1,520	257	1,376	13	831

Net pension expense	$4,188	$12,948	$3,186	$6,290	$2,203	$5,330

     The estimated prior service cost, transition obligation and net actuarial loss that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic pension cost in 2008 are $0, $169,000 and $163,000, respectively, for international plans and $740,000, $0 and $0, respectively, for domestic plans.
     In 2007, a pension obligation was paid from the U.S. noncontributory defined benefit pension plan in a lump-sum cash payment as full settlement of benefits due to a former employee under the plan.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Defined Benefit Plans — Disaggregated Plan Information
     Disaggregated information regarding our international and domestic plans is summarized below:

	December 31,
	2007		2006
	International	Domestic	International	Domestic
Projected benefit obligation	$88,593	$100,852	$76,562	$104,817
Accumulated benefit obligation	84,003	70,275	71,659	76,574
Fair value of plan assets	115,732	116,300	82,015	86,382
     The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2007 and 2006. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	December 31,
	2007		2006
	International	Domestic	International	Domestic
Projected benefit obligation	$3,922	$8,589	$25,262	$92,198
Fair value of plan assets	3,894	—	21,956	71,077
     The PBO for the unfunded excess benefit plan was $8.6 million and $16.3 million at December 31, 2007 and 2006, respectively, and is included under “Domestic” in the above tables.
     The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2007 and 2006. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	December 31,
	2007		2006
	International	Domestic	International	Domestic
Accumulated benefit obligation	$—	$3,438	$3,321	$11,142
Fair value of plan assets	—	—	3,175	—
     The ABO for the unfunded excess benefit plan was $3.4 million and $11.1 million at December 31, 2007 and 2006, respectively, and is included under “Domestic” in the above tables.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Defined Benefit Plans — Key Assumptions
     The key assumptions for the plans are summarized below:

	December 31,
	2007		2006
	International	Domestic	International	Domestic
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.1%-5.3%	6.5%	4.5%-5.1%	5.8%-6.0%
Rate of compensation increase	3.9%	5.0%	3.6%-3.9%	5.0%

	December 31,
	2007		2006		2005
	International	Domestic	International	Domestic	International	Domestic
Weighted-average assumptions used to determine net periodic benefit cost:

Discount rate	4.5%-6.0%	5.8%-6.0%	4.5%-5.1%	5.5%	4.8%-5.7%	5.8%
Expected long-term return on plan assets	3.8%-6.5%	7.8%	3.8%-6.3%	7.8%	4.0%-6.3%	7.8%
Rate of compensation increase	3.9%-4.2%	5.0%	3.9%	5.0%	3.6%-3.9%	5.0%
     The discount rates used to calculate the net present value of future benefit obligations for both our domestic and international plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. The third-party consultants we employ for our domestic and international plans have determined that the timing and amount of expected cash outflows on our plans reasonably matches this index.
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
     The targeted and actual asset allocations by asset category for the qualified domestic defined benefit pension plans are as follows:

	December 31,
	2007			2006
	Target
	Allocation	Actual		Actual
	or Range	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	66%	67%	$78,237	66%	$56,999
Debt securities	32%	31%	35,423	31%	26,647
Cash	2%	2%	2,640	3%	2,736

Total plan assets	100%	100%	$116,300	100%	$86,382

     Any deviation from the target range of asset allocations must be approved by the Trust’s governing committee. The performance objective of the Trust is to outperform the return of the Total Index Composite as constructed to reflect the target allocation weightings for each asset class. This objective should be met over a market cycle, which is defined as a period not less than three years or more than five years. Domestic equity securities (common stock, convertible preferred stock and convertible bonds) should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. International equity securities (common stock, convertible preferred stock and convertible bonds), either from developed or emerging markets, should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Fixed income debt securities should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Cash equivalent and short-term investments should achieve relative performance better than the 90-day Treasury bills. When mutual funds are used by the Trust, those mutual funds should achieve a total return that equals or exceeds the total return of each fund’s appropriate Lipper or Morningstar peer category over a full market cycle of three to five years. Lipper and Morningstar are independent mutual fund rating and information services.
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
     For fixed income debt securities, corporate bonds purchased are primarily limited to investment grade securities as established by Moody’s or Standard & Poor’s. At no time shall the lowest investment grade make up more than 20 percent of the total market value of the Trust’s fixed income holdings. The total fixed income exposure from any single non-government or government agency issuer shall not exceed 10 percent of the Trust’s fixed income holdings. The average duration of the total portfolio shall not exceed seven years. All interest and principal receipts are swept, as received, into an alternative cash management vehicle until reallocated in accordance with the Trust’s core allocation.
     For investments in mutual funds, the assets of the Trust are subject to the guidelines and limits imposed by such mutual fund’s prospectus and the other governing documentation at the fund level.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     For investments in cash equivalent and short-term investments, the Trust utilizes a money market mutual fund which invests in U.S. government and agency obligations, repurchase agreements collateralized by U.S. government or agency securities, commercial paper, bankers’ acceptances, certificate of deposits, delayed delivery transactions, reverse repurchase agreements, time deposits and Euro obligations. Bankers’ acceptances shall be made in larger banks (ranked by assets) rated “Aa” or better by Moody’s and in conformance with all FDIC regulations concerning capital requirements.
     Equity securities include Noble’s ordinary shares in the amounts of $6.2 million (5.3 percent of total domestic plan assets) and $4.2 million (4.9 percent of total domestic plan assets) at December 31, 2007 and 2006, respectively.
     Our international pension plans invest in equity securities, fixed income debt securities, and cash equivalents and other short-term investments.
     The actual asset allocations by asset category for the international pension plans are as follows:

	December 31,
	2007		2006
	Actual		Actual
	Allocation	Assets	Allocation	Assets
Asset category:
Equity securities	42%	$48,435	49%	$40,555
Debt securities	58%	67,232	43%	35,013
Cash	—	65	8%	6,368
Other	—	—	—	79

Total plan assets	100%	$115,732	100%	$82,015

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
     There is no target asset allocation for the Noble Drilling (U.K.) Limited pension plan. However, the investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against a benchmark of blended United Kingdom market indexes. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day-to-day management of the plan’s assets. The plan’s assets are divided between two investment managers. The performance objective communicated to one of these investment managers is to exceed a blend of FTSE UK Gilts index and Deutsche Börse’s iBoxx Non Gilts index by 1.25 percent per annum. The performance objective communicated to the other investment manager is to exceed a blend of FTSE’s All Share index, North America index, Europe index and Pacific Basin index by 1.00 to 2.00 percent per annum. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet with the investment managers periodically to review and discuss their investment performance.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Defined Benefit Plans — Cash Flows
     In 2007, we made total contributions of $22.6 million and $31.7 million to our international and domestic pension plans, respectively. In 2006, we made total contributions of $9.6 million and $10.4 million to our international and domestic pension plans, respectively. We made total contributions of $7.0 million and $12.0 million to our international and domestic pension plans in 2005, respectively. We expect contributions to our international and domestic plans in 2008, subject to applicable law, to aggregate $9.1 million.
     In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans become fully funded over a seven-year period beginning in 2008 and increases the amount we are allowed to contribute to our domestic pension plans in the near term.
     Estimated benefit payments from our domestic plans are $3.0 million for 2008, $3.1 million for 2009, $3.4 million for 2010, $4.2 million for 2011, $4.3 million for 2012 and $32.6 million in the aggregate for the five years thereafter.
     Estimated benefit payments from our international plans are $1.1 million for 2008, $1.2 million for 2009, $1.4 million for 2010, $1.5 million for 2011, $1.7 million for 2012 and $13.5 million in the aggregate for the five years thereafter.
Other Benefit Plans
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees of the Company may elect to defer compensation in excess of amounts deferrable under the Company’s 401(k) savings plan and, subject to certain limitations specified in the plan, receive employer matching contributions (which were made in Noble’s ordinary shares until April 1, 2007, after which such contributions are made in cash). The employer matching amount is limited in the same manner as are employer matching contributions under the Company’s 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld from employees for the Restoration Plan are kept by the Company for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, the Company has a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. The Company is at risk for phantom investment income and, conversely, benefits should phantom investment losses occur. At December 31, 2007 and 2006, the Company’s liability for the Restoration Plan, along with a similar Canadian plan, was $19.2 million and $20.9 million, respectively, and is included in Accrued payroll and related costs.
     In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, three years beginning in 2007. Profit sharing contributions are discretionary, require board of directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $2.0 million, $0.7 million and $1.0 million in 2007, 2006 and 2005, respectively.
     We sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $37.4 million, $28.8 million and $24.9 million in 2007, 2006 and 2005, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound and the Company maintains forward currency contracts settling monthly in Euro and British Pounds. The forward contracts that settled in 2006 and 2007 represented approximately 63 percent and 56 percent, respectively, of our forecasted Euro and British Pound requirements. The Euro-denominated forward contracts settling in 2008 represent approximately 60 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in 2008 represent approximately 28 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at December 31, 2007 was approximately 15.1 million Euros and 10.8 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $41.4 million at December 31, 2007.
     All of the above foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133, as amended. The fair market value of those derivative instruments is included in Other current assets or Other current liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. The fair market value of outstanding foreign currency forward contracts was $2.2 million and $3.2 million at December 31, 2007 and 2006, respectively. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the years ended December 31, 2007, 2006 and 2005.
     Reference is made to Note 4 above for discussion of the forward currency contract entered into on March 15, 2006 to hedge the Company’s investment in Smedvig. On December 22, 2005, we borrowed $600 million under a credit agreement, which was entered into to finance a portion of the acquisition of the Owned Shares. In order to reduce our exposure to changes in interest rates between the date of borrowing and its expected refinancing, we entered into interest rate swaps on December 19, 2005 with notional amounts totaling $600 million. On January 27, 2006, we terminated these interest rate swaps at no cost to us.
     The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in Accumulated other comprehensive loss and related activity for 2007, 2006 and 2005 is as follows.

	2007	2006	2005
Net unrealized gain (loss) at beginning of period	$3,217	$(3,906)	$—
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(2,954)	1,397	—
Net unrealized gain (loss) on outstanding forward contracts	1,956	3,217	(1,397)
Net unrealized gain (loss) on outstanding interest rate swaps	—	—	(2,509)
Settlement of interest rate swaps	—	2,509	—

Net unrealized gain (loss) at December 31	$2,219	$3,217	$(3,906)

NOTE 11 — FINANCIAL INSTRUMENTS AND CREDIT RISK
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
     In 2007, one customer accounted for approximately 15 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2007. In 2006, one customer accounted for approximately 12 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2006. In 2005, one customer accounted for approximately 12 percent of consolidated operating revenues and another customer accounted for approximately 10 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2005.
Fair Value of Financial Instruments
     The following table presents the carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006.

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt -
Bank Credit Agreement	$100,000	$100,000	$—	$—
6.95% Senior Notes due 2009	149,987	153,188	149,977	151,875
7.50% Senior Notes due 2019	201,695	217,936	201,695	222,782
5.875% Senior Notes due 2013	299,800	303,867	299,764	296,661
Project financing — Thompson Notes	33,034	33,034	42,662	42,662

Derivative Instruments -
Foreign currency forward contracts	2,219	2,219	3,217	3,217
     The fair value of our Senior Notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The fair value of the indebtedness outstanding under our floating interest rate Bank Credit Agreement and the Thompson Notes approximates their respective carrying values. The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative agreements. The Company’s cash and cash equivalents, trade receivables and trade payables are by their very nature short-term, accordingly, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $3.8 million and a customs bond in the amount of $24.6 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19.2 million plus interest related to a 1997 alleged import and (b) $21.8 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $0.5 million against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In April 2007, the Division Bench of the Bombay High Court ruled that the Commissioner’s appeal is maintainable and ordered that for the time being the customs bond and the bank guarantee should continue to remain in place. The appeal hearing in the Bombay High Court concluded in February 2008, and to date the Division Bench of the Bombay High Court has not delivered its order. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments which we have not accrued for will not have a material adverse effect on our consolidated financial statements. Upon our adoption of FIN 48, effective January 1, 2007, we began to recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. See Note 8 for additional information regarding FIN 48.
     Certain of our international income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $104 million (including interest and penalties). We believe audit claims of an additional $22 million to $24 million attributable to other business tax returns may be assessed against the Company. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
     We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At January 31, 2008, there were approximately 38 of these lawsuits in which we are one of many defendants, two of which are scheduled for trial in 2008. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
     We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
     During the fourth quarter of 2007, our Nigerian subsidiary received letters from a Nigerian government agency seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters are applicable to the Company’s ownership of drilling units, the agency may be seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and our offshore drilling units are not “vessels” within the meaning of those laws. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
     We maintain various levels of self-insured retention for certain losses including property damage, loss of revenue, employers’ liability, and general liability, among others. We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. In 2006, the marine energy insurance market experienced tightened coverage terms and conditions, as is particularly evidenced by the introduction of U.S. named windstorm aggregate coverage limits. In 2007, we maintained a $10 million deductible on our marine package coverage; however, the aggregate coverage limit for named windstorm insurance on our U.S. Gulf of Mexico fleet decreased from $240 million to $200 million. Our loss of hire coverage is subject to a 60-day waiting period deductible. The Company currently has nine units in the U.S. Gulf of Mexico, consisting of six semisubmersibles and three submersibles.
     The 2005 losses sustained in the oil and gas industry from Hurricanes Katrina and Rita had a material adverse impact on marine energy insurance markets. Subsequent to these losses, the insurance industry has generally priced premiums for renewal programs of insured parties that sustained losses from the hurricanes on a basis designed to recover hurricane-related underwriting losses in an accelerated manner, particularly for companies that have exposure in the U.S. Gulf of Mexico. No assurance can be given that we will be able to obtain or maintain adequate insurance in the future at rates and with deductible or retention amounts that we consider commercially reasonable or that we will be able to obtain insurance against some risks.
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
     Our capital expenditures and major maintenance expenditures for 2008 are budgeted at approximately $1.45 billion. In connection with our capital expenditure program, we have entered into certain commitments, including outstanding purchase commitments of approximately $776.8 million at December 31, 2007.
     At December 31, 2007, we had certain noncancelable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $6.9 million for 2008, $5.7 million for 2009, $4.3 million for 2010, $1.6 million for 2011, $0.1 million for 2012, and $3.7 million thereafter. Rental expense for all operating leases was $9.0 million, $6.8 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     We have entered into employment agreements with certain of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Internal Investigation
     In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the FCPA and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of Noble’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and these other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.
     The audit committee commissioned the internal investigation after our management brought to the attention of the audit committee a news release issued by another company that disclosed that the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. Our drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review our own practices in this regard.
     We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was under way. We have been cooperating, and intend to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business or financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
     The internal investigation is ongoing, and we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, we have not made any accrual in our financial statements at December 31, 2007.
     We previously disclosed that, due to the ongoing internal investigation, we had not been able to obtain or renew temporary import permits for our seven drilling units operating offshore Nigeria, although Nigerian customs authorities had informed us that our applications for permits for our drilling units would be approved. Currently, six of the seven drilling units are operating offshore Nigeria, and the seventh drilling unit is undergoing modifications and regulatory inspections outside of Nigeria. We have now received temporary import permit extension documentation from the Nigerian Customs Service and have been engaged in causing bank bonds to be issued, and delivered to and accepted by, the Nigerian Customs Service as is required by the extension documentation in order to cause the permit extensions to become effective. We have completed this bonding process for five of the six units still operating offshore Nigeria. The administrative process at the Nigerian Customs Service is not yet completed for the sixth unit, but we expect this process to be completed shortly. The term of each extended permit is through May 27, 2008. Since the seventh unit is no longer in Nigerian waters, we would need to obtain a new temporary import permit for the unit upon any return of the unit to Nigeria following completion of its modifications and regulatory inspections. Our management continues to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions necessary to continue operations with our drilling units in Nigeria after expiration of the term of the permit extensions. If we cannot obtain a new permit or a further extension necessary to continue operations of any unit, we may need to terminate the drilling contract of such unit and relocate such unit from Nigerian waters. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to government officials, we have since the commencement of the internal investigation adopted, and may adopt additional, intermediate measures intended to enhance FCPA compliance procedures. Additional measures may be required once the investigation concludes.
     For the year ended December 31, 2007, the Company has incurred legal fees and related costs of $14.9 million related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount thereof cannot be presently determined.
NOTE 13 — HURRICANE LOSSES AND RECOVERIES
     Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All such units returned to work by April 2006.
     During the fourth quarter of 2007, we recognized a net recovery of $5.1 million on the final settlement of all remaining physical damage and loss of hire insurance claims for damage caused by the Hurricanes Katrina and Rita in 2005. This settlement was partially offset by an additional claim loss of $1.6 million earlier in 2007, the net effect of which is reflected in Hurricane losses and recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income. Our insurance receivables at December 31, 2007 related to claims for hurricane damage were $39.1 million. We anticipate receiving during the first quarter of 2008 $39.1 million as final settlement of all remaining hurricane-related claims and receivables for physical damage and loss of hire.
     During the year ended December 31, 2006, we recorded $10.7 million in loss of hire insurance proceeds for two of our units that suffered downtime attributable to Hurricanes Katrina and Rita. During 2005, we recorded a $20.0 million charge, net of insurance recoveries, for the non-reimbursable portion of damages sustained in the 2005 hurricanes and $49.8 million in loss of hire insurance proceeds for our Noble EVA-4000™ semisubmersibles (the Noble Jim Thompson, Noble Max Smith, Noble Paul Romano and Noble Amos Runner) that suffered downtime attributable to these events. Our loss of hire coverage commenced at the respective dates of occurrence of Hurricanes Katrina and Rita, and losses covered thereunder, combined with physical damage losses, are subject to a $10 million deductible for each insurable event. Our loss of hire coverage continued through the respective dates the units returned on contract subject to a 360-day limit per unit. These financial impacts are presented in Hurricane losses and recoveries, net as a component of Operating Costs and Expenses in our Consolidated Statements of Income.
NOTE 14 — INTERESTS IN DEEPWATER OIL AND GAS PROPERTIES
     In 2000, we received interests in several deepwater oil and gas properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. We reported Other Income from such properties of $4.4 million in 2006.
NOTE 15 — SEGMENT AND RELATED INFORMATION
     Effective in the fourth quarter of 2007, we report our international and domestic contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation into one reportable segment was attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major international and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil and West Africa.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the years ended December 31, 2007, 2006 and 2005 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. Effective January 1, 2007, our 30 percent effective net profit interest in the Noble Kolskaya, which is operated through a bareboat charter that expires by its terms in July 2008, is reported in Labor contract drilling services in our Consolidated Statements of Income and in the “Other” results below. Beginning January 1, 2007, general corporate interest expense was no longer allocated to segments. All prior year information has been reclassified to conform to the current year presentation of segments.

	Contract Drilling
	Services	Other	Total
	(In thousands)
2007

Revenues from external customers	$2,799,520	$195,791	$2,995,311
Depreciation and amortization	283,225	9,762	292,987
Segment operating income	1,485,101	5,761	1,490,862
Interest expense, net of amount capitalized	4,484	8,627	13,111
Income tax provision (benefit)	287,128	(4,237)	282,891
Segment profit	1,194,826	11,185	1,206,011
Total assets (at end of period)	5,514,337	361,669	5,876,006
Capital expenditures	1,222,360	64,683	1,287,043

2006

Revenues from external customers	$1,956,508	$143,731	$2,100,239
Depreciation and amortization	248,800	4,525	253,325
Segment operating income	923,004	4,426	927,430
Interest expense, net of amount capitalized	4,066	12,101	16,167
Income tax provision	187,428	1,993	189,421
Segment profit (loss)	732,191	(325)	731,866
Total assets (at end of period)	4,139,945	445,969	4,585,914
Capital expenditures	1,035,449	86,612	1,122,061

2005

Revenues from external customers	$1,250,253	$131,884	$1,382,137
Depreciation and amortization	236,685	5,067	241,752
Segment operating income	372,933	112	373,045
Interest expense, net of amount capitalized	4,107	15,679	19,786
Equity in income of joint venture	3,194	—	3,194
Income tax provision (benefit)	67,433	(37)	67,396
Segment profit (loss)	306,225	(9,529)	296,696
Total assets (at end of period)	3,442,592	903,775	4,346,367
Capital expenditures	290,477	254,618	545,095

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     The following tables present revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2007	2006	2005	2007	2006	2005
United States	$671,482	$557,851	$314,813	$1,963,608	$1,571,887	$1,138,237

Brazil	221,498	174,430	132,115	582,480	608,184	470,295
Canada	36,039	34,026	29,294	22,613	20,562	11,463
China (1)	—	—	—	646,995	530,038	237,678
Denmark	72,650	27,947	22,203	41,662	41,760	42,733
Equatorial Guinea	30,693	10,719	—	31,727	28,065	—
India	76,209	40,147	36,635	83,576	70,066	97,935
Mexico	452,161	269,172	159,413	410,645	289,072	196,498
Nigeria	402,130	272,961	185,327	417,647	366,960	348,150
Norway (2)	—	—	—	—	—	672,104
Qatar	322,708	212,227	136,599	472,679	358,313	514,841
Singapore (1)	—	—	—	467,678	175,926	—
The Netherlands	235,595	169,003	93,690	98,233	136,360	134,796
United Arab Emirates	144,444	108,226	97,922	351,989	201,522	222,846
United Kingdom	329,702	211,412	151,991	284,474	177,917	170,818
Other	—	12,118	22,135	—	9,282	87,973

Total International	2,323,829	1,542,388	1,067,324	3,912,398	3,014,027	3,208,130

Total	$2,995,311	$2,100,239	$1,382,137	$5,876,006	$4,585,914	$4,346,367

(1)	China and Singapore consist of asset values for newbuild rigs under construction in shipyards.

(2)	Norway consists of the Company’s December 2005 investment in shares of a then Oslo Stock Exchange listed Norwegian company, Smedvig ASA, which investment the Company disposed of in April 2006.
NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005
Cash paid during the period for:
Interest, net of amounts capitalized	$12,843	$16,124	$18,724
Income taxes (net of refunds)	$213,986	$167,523	$13,328
NOTE 17 — SUBSEQUENT EVENT
     In January 2008, we reached agreement to sell our North Sea labor contract drilling services business to Seawell Holding UK Limited (“Seawell”) for $35 million. The sale to Seawell includes labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. These operations employ approximately 450 people and generated $96.2 million of revenue in 2007. The contract to provide personnel for the drilling and maintenance operations in support of the Hibernia platform located off the east coast of Canada was not included in this sale. Closing is subject to regulatory approval and other customary closing conditions and is expected to occur on or about March 31, 2008.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 18 — UNAUDITED INTERIM FINANCIAL DATA
     Unaudited interim consolidated financial information for the years ended December 31, 2007 and 2006 is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2007

Operating revenues	$646,424	$725,999	$791,276	$831,612
Operating income	311,301	361,007	393,719	424,835
Net income	250,320	290,031	318,280	347,380
Net income per share (1):
Basic	0.94	1.09	1.19	1.30
Diluted	0.93	1.08	1.18	1.29

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2006

Operating revenues	$461,915	$517,514	$561,986	$558,824
Operating income	190,548	223,186	256,201	257,495
Net income	145,231	179,761	207,172	199,702
Net income per share (1):
Basic	0.53	0.66	0.77	0.74
Diluted	0.52	0.65	0.76	0.74

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not agree to the total computed for the year.
NOTE 19 — GUARANTEES OF REGISTERED SECURITIES
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at December 31, 2007 were $150.0 million and $201.7 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
     In connection with the issuance of Noble’s 5.875% Senior Notes (see Note 5), Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at December 31, 2007 was $299.8 million.
     The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2007
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,544	$—	$73	$148,441	$—	$161,058
Accounts receivable	—	22,900	9,699	580,516	—	613,115
Insurance receivables	—	—	—	39,066	—	39,066
Inventories	—	—	—	3,814	—	3,814
Prepaid expenses	—	858	82	19,781	—	20,721
Accounts receivable from affiliates	419,197	—	576,239	—	(995,436)	—
Other current assets	3,474	160	135	61,340	(42,692)	22,417

Total current assets	435,215	23,918	586,228	852,958	(1,038,128)	860,191

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,665,102	111,089	4,578,591	—	6,354,782
Other	—	170	—	79,999	—	80,169

	—	1,665,272	111,089	4,658,590	—	6,434,951
Accumulated depreciation	—	(82,964)	(64,947)	(1,491,124)	—	(1,639,035)

	—	1,582,308	46,142	3,167,466	—	4,795,916

NOTES RECEIVABLE FROM AFFILIATES	511,835	20,963	44,159	1,462,786	(2,039,743)	—
INVESTMENTS IN AFFILIATES	3,881,341	4,906,292	3,010,249	—	(11,797,882)	—
OTHER ASSETS	3,666	6,847	3,953	205,433	—	219,899

	$4,832,057	$6,540,328	$3,690,731	$5,688,643	$(14,875,753)	$5,876,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$25,886	$—	$10,334	$(25,886)	$10,334
Accounts payable	—	5,540	4,778	188,077	—	198,395
Accrued payroll and related costs	—	421	13,131	102,362	—	115,914
Taxes payable	—	2,114	—	83,527	—	85,641
Interest payable	4,122	6,847	15,200	588	(16,806)	9,951
Accounts payable to affiliates	—	1,171,782	—	(176,346)	(995,436)	—
Other current liabilities	—	3	487	72,047	—	72,537

Total current liabilities	4,122	1,212,593	33,596	280,589	(1,038,128)	492,772

LONG-TERM DEBT	399,800	—	351,682	22,700	—	774,182
NOTES PAYABLE TO AFFILIATES	114,300	1,228,486	120,000	576,957	(2,039,743)	—
DEFERRED INCOME TAXES	—	4,795	12,496	223,330	—	240,621
OTHER LIABILITIES	5,513	23,266	1,689	35,237	—	65,705

	523,735	2,469,140	519,463	1,138,813	(3,077,871)	1,573,280

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(5,596)	—	(5,596)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,822	—	—	—	—	26,822
Capital in excess of par value	683,697	1,279,983	870,744	792,645	(2,943,372)	683,697
Retained earnings	3,602,870	2,791,205	2,301,199	3,767,848	(8,860,252)	3,602,870
Accumulated other comprehensive income (loss)	(5,067)	—	(675)	(5,067)	5,742	(5,067)

	4,308,322	4,071,188	3,171,268	4,555,426	(11,797,882)	4,308,322

	$4,832,057	$6,540,328	$3,690,731	$5,688,643	$(14,875,753)	$5,876,006

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,458	$36	$—	$59,216	$—	$61,710
Accounts receivable	—	4,032	6,613	397,596	—	408,241
Insurance receivables	—	—	—	54,191	—	54,191
Inventories	—	—	—	4,461	—	4,461
Prepaid expenses	—	827	709	18,955	—	20,491
Accounts receivable from affiliates	582,991	—	514,851	—	(1,097,842)	—
Other current assets	1	—	311	44,200	(23,626)	20,886

Total current assets	585,450	4,895	522,484	578,619	(1,121,468)	569,980

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,045,324	103,625	4,066,528	—	5,215,477
Other	—	—	—	71,870	—	71,870

	—	1,045,324	103,625	4,138,398	—	5,287,347
Accumulated depreciation	—	(60,265)	(60,307)	(1,308,382)	—	(1,428,954)

	—	985,059	43,318	2,830,016	—	3,858,393

NOTES RECEIVABLE FROM AFFILIATES	501,835	—	9,159	657,035	(1,168,029)	—
INVESTMENTS IN AFFILIATES	2,456,632	2,991,648	2,420,467	—	(7,868,747)	—
OTHER ASSETS	3,613	4,963	3,507	145,458	—	157,541

	$3,547,530	$3,986,565	$2,998,935	$4,211,128	$(10,158,244)	$4,585,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$—	$—	$33,255	$(23,626)	$9,629
Accounts payable	17,305	11,513	1,628	165,665	—	196,111
Accrued payroll and related costs	—	45	16,909	76,297	—	93,251
Taxes payable	—	—	—	52,793	—	52,793
Interest payable	1,469	—	7,453	761	—	9,683
Accounts payable to affiliates	—	638,638	—	459,204	(1,097,842)	—
Other current liabilities	—	3	1,140	63,650	—	64,793

Total current liabilities	18,774	650,199	27,130	851,625	(1,121,468)	426,260

LONG-TERM DEBT	299,763	—	351,672	33,034	—	684,469
NOTES PAYABLE TO AFFILIATES	—	657,035	—	510,994	(1,168,029)	—
DEFERRED INCOME TAXES	—	—	12,140	207,381	—	219,521
OTHER LIABILITIES	—	1,043	2,099	30,877	—	34,019

	318,537	1,308,277	393,041	1,633,911	(2,289,497)	1,364,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(7,348)	—	(7,348)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,918	—	—	—	—	26,918
Capital in excess of par value	775,895	1,149,965	870,744	98,562	(2,119,271)	775,895
Retained earnings	2,446,056	1,528,323	1,735,314	2,505,879	(5,769,516)	2,446,056
Accumulated other comprehensive income (loss)	(19,876)	—	(164)	(19,876)	20,040	(19,876)

	3,228,993	2,678,288	2,605,894	2,584,565	(7,868,747)	3,228,993

	$3,547,530	$3,986,565	$2,998,935	$4,211,128	$(10,158,244)	$4,585,914

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2007
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$96,785	$59,364	$2,558,101	$—	$2,714,250
Reimbursables	—	681	832	119,728	—	121,241
Labor contract drilling services	—	—	—	156,508	—	156,508
Engineering, consulting and other	—	76,213	—	3,306	(76,207)	3,312

	—	173,679	60,196	2,837,643	(76,207)	2,995,311

OPERATING COSTS AND EXPENSES
Contract drilling services	20,939	31,003	28,070	876,244	(76,207)	880,049
Reimbursables	—	582	819	104,551	—	105,952
Labor contract drilling services	—	—	—	125,624	—	125,624
Engineering, consulting and other	—	—	400	17,120	—	17,520
Depreciation and amortization	—	25,968	5,610	261,409	—	292,987
Selling, general and administrative	13,893	4,059	1,289	66,590	—	85,831
Hurricane losses and recoveries, net	—	—	—	(3,514)	—	(3,514)

	34,832	61,612	36,188	1,448,024	(76,207)	1,504,449

OPERATING INCOME (LOSS)	(34,832)	112,067	24,008	1,389,619	—	1,490,862

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	1,313,963	1,162,384	574,976	—	(3,051,323)	—
Interest expense, net of amounts capitalized	(82,605)	(45,873)	(25,552)	37,613	103,306	(13,111)
Other, net	8,061	(195)	(3)	106,594	(103,306)	11,151

INCOME BEFORE INCOME TAXES	1,204,587	1,228,383	573,429	1,533,826	(3,051,323)	1,488,902
INCOME TAX (PROVISION) BENEFIT	1,424	15,617	(28,075)	(271,857)	—	(282,891)

NET INCOME	$1,206,011	$1,244,000	$545,354	$1,261,969	$(3,051,323)	$1,206,011

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$42,116	$41,996	$1,802,875	$—	$1,886,987
Reimbursables	—	540	410	91,404	—	92,354
Labor contract drilling services	—	—	—	111,201	—	111,201
Engineering, consulting and other	—	57,183	—	9,628	(57,114)	9,697

	—	99,839	42,406	2,015,108	(57,114)	2,100,239

OPERATING COSTS AND EXPENSES
Contract drilling services	15,674	19,172	14,257	704,275	(57,114)	696,264
Reimbursables	—	419	409	78,692	—	79,520
Labor contract drilling services	—	—	—	91,353	—	91,353
Engineering, consulting and other	—	—	—	16,779	—	16,779
Depreciation and amortization	—	25,229	5,036	223,060	—	253,325
Selling, general and administrative	5,639	2,061	666	37,906	—	46,272
Hurricane losses and recoveries, net	—	—	—	(10,704)	—	(10,704)

	21,313	46,881	20,368	1,141,361	(57,114)	1,172,809

OPERATING INCOME (LOSS)	(21,313)	52,958	22,038	873,747	—	927,430

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	791,824	724,042	363,664	—	(1,879,530)	—
Interest expense, net of amounts capitalized	(22,109)	(57,650)	(38,891)	53,645	48,838	(16,167)
Other, net	(11,258)	(3,043)	11,210	61,953	(48,838)	10,024

INCOME BEFORE INCOME TAXES	737,144	716,307	358,021	989,345	(1,879,530)	921,287
INCOME TAX (PROVISION) BENEFIT	(5,278)	15,296	5,897	(205,336)	—	(189,421)

NET INCOME	$731,866	$731,603	$363,918	$784,009	$(1,879,530)	$731,866

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005
(In thousands)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$—	$30,927	$1,156,258	$—	$1,187,185
Reimbursables	—	—	42	86,290	—	86,332
Labor contract drilling services	—	—	—	91,465	—	91,465
Engineering, consulting and other	—	—	63	17,092	—	17,155

	—	—	31,032	1,351,105	—	1,382,137

OPERATING COSTS AND EXPENSES
Contract drilling services	109	—	5,777	574,978	—	580,864
Reimbursables	—	—	42	76,196	—	76,238
Labor contract drilling services	—	—	—	77,041	—	77,041
Engineering, consulting and other	—	—	—	22,678	—	22,678
Depreciation and amortization	—	—	6,087	235,665	—	241,752
Selling, general and administrative	1,070	—	280	38,928	—	40,278
Hurricane losses and recoveries, net	—	—	—	(29,759)	—	(29,759)

	1,179	—	12,186	995,727	—	1,009,092

OPERATING INCOME (LOSS)	(1,179)	—	18,846	355,378	—	373,045

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	295,337	254,361	261,116	—	(810,814)	—
Interest expense, net of amounts capitalized	(4)	(46,650)	(29,523)	9,741	46,650	(19,786)
Other, net	2,634	—	285	54,564	(46,650)	10,833

INCOME BEFORE INCOME TAXES	296,788	207,711	250,724	419,683	(810,814)	364,092
INCOME TAX (PROVISION) BENEFIT	(92)	15,966	3,637	(86,907)	—	(67,396)

NET INCOME	$296,696	$223,677	$254,361	$332,776	$(810,814)	$296,696

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,206,011	$1,244,000	$545,354	$1,261,969	$(3,051,323)	$1,206,011
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	—	25,968	5,610	261,409	—	292,987
Impairment loss on assets	—	—	400	9,789	—	10,189
Deferred income tax provision	—	4,795	356	15,358	—	20,509
Share-based compensation expense	34,681	—	—	—	—	34,681
Equity earnings in affiliates	(1,313,963)	(1,162,384)	(574,976)	—	3,051,323	—
Pension contribution	—	—	—	(54,233)	—	(54,233)
Hurricane losses and recoveries, net	—	—	—	(5,114)	—	(5,114)
Other	5,460	22,188	(422)	30,401	—	57,627
Other changes in current assets and liabilities:
Accounts receivable	—	(18,868)	(3,086)	(182,920)	—	(204,874)
Other current assets	(3,473)	(191)	803	26,137	—	23,276
Accounts payable	(17,305)	361	3,150	(11,877)	—	(25,671)
Other current liabilities	2,653	9,337	3,316	43,679	—	58,985

Net cash provided by (used for) operating activities	(85,936)	125,206	(19,495)	1,394,598	—	1,414,373

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(619,778)	—	(135,189)	—	(754,967)
Other capital expenditures	—	(170)	(7,464)	(416,023)	—	(423,657)
Major maintenance expenditures	—	(5,834)	(1,337)	(101,248)	—	(108,419)
Accrued capital expenditures	—	(6,334)	—	51,594		45,260
Repayments of notes from affiliates	—	—	—	708,626	(708,626)	—
Notes receivable from affiliates	—	—	—	(1,474,300)	1,474,300	—
Investments in affiliates	(127,747)	(727,747)	—	—	855,494	—
Proceeds from sales of property and equipment	—	—	—	7,910	—	7,910
Proceeds from sale of business unit	—	—	—	10,000	—	10,000

Net cash provided by (used for) investing activities	(127,747)	(1,359,863)	(8,801)	(1,348,630)	1,621,168	(1,223,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	685,000	—	—	—	—	685,000
Short-term debt payment	(685,000)	—	—	—	—	(685,000)
Borrowings on bank credit facilities	135,000	—	85,000	—	—	220,000
Payments on bank credit facilities	(35,000)	—	(85,000)	—	—	(120,000)
Payments of other long-term debt	—	—	—	(9,630)	—	(9,630)
Advances (to)/from affiliates	200,991	530,500	(56,631)	(674,860)	—	—
Notes payable to affiliates	789,300	600,000	85,000	—	(1,474,300)	—
Repayments of notes to affiliates	(685,000)	(23,626)	—	—	708,626	—
Capital contributions from affiliates	—	127,747	—	727,747	(855,494)	—
Net proceeds from employee stock transactions	38,995	—	—	—	—	38,995
Tax benefit of employee stock transactions	7,477	—	—	—	—	7,477
Dividends paid	(32,197)	—	—	—	—	(32,197)
Repurchases of ordinary shares	(195,797)	—	—	—	—	(195,797)

Net cash provided by (used for) financing activities	223,769	1,234,621	28,369	43,257	(1,621,168)	(91,152)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,086	(36)	73	89,225	—	99,348

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,544	$—	$73	$148,441	$—	$161,058

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006
(In thousands)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$731,866	$731,603	$363,918	$784,009	$(1,879,530)	$731,866
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	—	25,229	5,036	223,060	—	253,325
Impairment loss on assets	—	—	—	4,849	—	4,849
Deferred income tax provision	—	2,700	(876)	2,313	—	4,137
Share-based compensation expense	21,560	—	—	—	—	21,560
Equity earnings in affiliates	(791,824)	(724,042)	(363,664)	—	1,879,530	—
Pension contribution	—	—	—	(19,928)	—	(19,928)
Hurricane losses and recoveries, net	—	—	—	(6,300)	—	(6,300)
Other	4,725	2,256	(272)	13,293	—	20,002
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	97	1,998	(133,109)	—	(131,014)
Other current assets	1	(404)	(699)	(12,586)	—	(13,688)
Accounts payable	17,305	2,781	(177)	33,837	—	53,746
Other current liabilities	1,469	48	251	68,392	—	70,160

Net cash provided by (used for) operating activities	(14,898)	40,268	5,515	957,830	—	988,715

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(477,205)	—	(193,746)	—	(670,951)
Other capital expenditures	—	—	(4,034)	(378,059)	—	(382,093)
Major maintenance expenditures	—	—	—	(69,017)	—	(69,017)
Accrued capital expenditures	—	6,334	—	24,766	—	31,100
Repayments from affiliates	—	—	—	21,562	(21,562)	—
Notes receivable from affiliates	(35,000)	—	27,896	(45,000)	52,104	—
Proceeds from sales of property and equipment	—	—	—	3,788	—	3,788
Proceeds from Smedvig disposition	691,261	—	—	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	18,036	—	27,966	—	46,002

Net cash provided by (used for) investing activities	656,261	(452,835)	23,862	(607,740)	30,542	(349,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	—	—	(135,000)	—	—	(135,000)
Payments of other long-term debt	—	—	(600,000)	(8,970)	—	(608,970)
Accounts receivable from affiliates	(714,996)	—	—	(47,541)	762,537	—
Accounts payable to affiliates	—	431,046	670,623	(339,132)	(762,537)	—
Note payable to affiliate	17,104	(21,562)	35,000	—	(30,542)	—
Net proceeds from employee stock transactions	21,186	—	—	—	—	21,186
Proceeds from issuance of senior notes, net of debt issuance costs	295,801	—	—	—	—	295,801
Dividends paid	(21,825)	—	—	—	—	(21,825)
Repurchases of ordinary shares	(250,132)	—	—	—	—	(250,132)

Net cash provided by (used for) financing activities	(652,862)	409,484	(29,377)	(395,643)	(30,542)	(698,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,499)	(3,083)	—	(45,553)	—	(60,135)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,458	$36	$—	$59,216	$—	$61,710

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
(In thousands)

			Noble	Other	Consolidating
	Noble	NHC	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$296,696	$223,677	$254,361	$332,776	$(810,814)	$296,696
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	—	—	6,087	235,665	—	241,752
Deferred income tax provision	—	—	—	36,207	—	36,207
Equity in income of joint venture	—	—	—	(3,194)	—	(3,194)
Distributions received from joint venture	—	—	—	2,194	—	2,194
Share-based compensation expense	7,377	—	—	—	—	7,377
Equity earnings in affiliates	(295,337)	(254,361)	(261,116)	—	810,814	—
Pension contribution	—	—	—	(18,932)	—	(18,932)
Hurricane losses and recoveries, net	—	—	—	(29,759)	—	(29,759)
Other	—	—	(952)	23,166	—	22,214
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	—	(1,177)	(66,917)	—	(68,094)
Accounts receivable from affiliates	(108,845)	—	66,266	—	42,579	—
Other current assets	19,918	—	979	(1,929)	—	18,968
Accounts payable	—	—	(569)	(1,826)	—	(2,395)
Accounts payable to affiliates	—	366	—	42,213	(42,579)	—
Other current liabilities	(1,455)	—	1,309	26,122	—	25,976

Net cash provided by (used for) operating activities	(81,646)	(30,318)	65,188	575,786	—	529,010

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	—	—	(212,050)	—	(212,050)
Other capital expenditures	—	—	(42)	(221,764)	—	(221,806)
Major maintenance expenditures	—	—	(146)	(79,517)	—	(79,663)
Repayments from affiliates	—	—	—	19,682	(19,682)	—
Loans to affiliates	—	—	(700,000)	(50,000)	750,000	—
Proceeds from sales of property and equipment	—	—	—	1,129	—	1,129
Purchase of remaining 50 percent equity interest in the Panon, net of cash acquired	—	—	—	(31,576)	—	(31,576)
Investment in Smedvig	(691,100)	—	—	—	—	(691,100)
Investment in marketable securities	—	—	—	(24,973)	—	(24,973)
Proceeds from sales and maturities of marketable securities	23,600	—	—	89,028	—	112,628

Net cash provided by (used for) investing activities	(667,500)	—	(700,188)	(510,041)	730,318	(1,147,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on credit facilities	—	—	700,000	—	—	700,000
Borrowings from affiliates	700,000	50,000	—	—	(750,000)	—
Payments on bank credit facilities	—	—	(65,000)	—	—	(65,000)
Payment of other long-term debt	—	(19,682)	—	(8,517)	19,682	(8,517)
Net proceeds from employee stock transactions	76,037	—	—	—	—	76,037
Dividends paid	(13,655)	—	—	—	—	(13,655)
Repurchases of ordinary shares	(7,409)	—	—	—	—	(7,409)

Net cash provided by (used for) financing activities	754,973	30,318	635,000	(8,517)	(730,318)	681,456

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,827	—	—	57,228	—	63,055

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,130	—	—	50,660	—	58,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,957	$—	$—	$107,888	$—	$121,845

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Noble’s Chairman of the Board, Chief Executive Officer and President, David W. Williams, and Noble’s Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, the Company maintained effective internal control over financial reporting as of December 31, 2007.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2007 as stated in their report which is provided in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in our proxy statement for the 2008 annual general meeting of members (the “2008 Proxy Statement”), set forth certain information with respect to the directors of Noble, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
     Certain information with respect to the executive officers of Noble is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.
     Noble has adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including Noble’s principal executive officer, principal financial officer and principal accounting officer. Noble’s Code of Business Conduct and Ethics is posted on the Company’s website at http://www.noblecorp.com in the “Governance” area. Changes to and waivers granted with respect to Noble’s Code of Business Conduct and Ethics related to the officers identified above, and other executive officers and directors of Noble, that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION.
     The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2008 Proxy Statement set forth certain information with respect to the compensation of our management and Noble’s compensation committee report, and are incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The sections entitled “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2008 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of voting securities and equity securities of Noble, and are incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The sections entitled “Additional Information Regarding the Board of Directors — Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2008 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The section entitled “Auditors” appearing in the 2008 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 40 and is incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION
Date: February 29, 2008	By:	/s/ DAVID W. WILLIAMS
David W. Williams, Chairman of the Board,
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date
/s/ DAVID W. WILLIAMS David W. Williams	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2008

/s/ THOMAS L. MITCHELL	Senior Vice President, Chief Financial	February 29, 2008
Thomas L. Mitchell	Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY	Director	February 29, 2008
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN	Director	February 29, 2008
Lawrence J. Chazen

/s/ LUKE R. CORBETT	Director	February 29, 2008
Luke R. Corbett

/s/ JULIE H. EDWARDS	Director	February 29, 2008

Julie H. Edwards

/s/ MARC E. LELAND	Director	February 29, 2008
Marc E. Leland

/s/ JACK E. LITTLE	Director	February 29, 2008
Jack E. Little

/s/ MARY P. RICCIARDELLO	Director	February 29, 2008
Mary P. Ricciardello

/s/ WILLIAM A. SEARS	Director	February 29, 2008
William A. Sears

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger dated as of March 11, 2002 among Noble Corporation, Noble Cayman Acquisition Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation (included as Annex A to the proxy statement/prospectus that constitutes a part of the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.1	Memorandum of Association of the Registrant (included as Annex B to the proxy statement/prospectus that constitutes a part of the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.2	Articles of Association of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005 and incorporated herein by reference).

4.1	Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to the Form 8-K of Noble Drilling Corporation dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.2 to Noble Drilling Corporation’s Form 8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.3	Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit B thereto (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

4.4	First Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of March 12, 2003 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2003 and incorporated herein by reference).

4.5	Second Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, dated as of June 9, 2005 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005 and incorporated herein by reference).

4.6	Third Amendment to Rights Agreement between Noble Corporation and UMB Bank, N.A., as Rights Agent, effective as of February 3, 2006 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference).

4.7	Note Purchase Agreement, dated as of December 21, 1998, by and among Noble Drilling (Jim Thompson) Inc., JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson) Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase Agreement (filed as Exhibit 4.24 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

Exhibit
Number	Exhibit

4.8	Indenture of First Naval Mortgage, dated as of December 21, 1998, made by Noble Drilling (Jim Thompson) Inc. in favor of JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.25 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.9	Parent Guaranty, dated as of December 21, 1998, by Noble Drilling Corporation in favor of JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.26 to Noble Drilling Corporation’s Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.10	Credit Agreement, dated as of December 22, 2005, among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2005 and incorporated herein by reference).

4.11	First Amendment to Credit Agreement, dated as of February 17, 2006 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006 and incorporated herein by reference).

4.12	Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee (filed as Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.13	First Amendment to Note Purchase Agreement and Consent, dated March 15, 2002, between Noble Drilling (Jim Thompson) Inc., each of the note purchasers thereunder and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.14	Amended and Restated Parent Guaranty, dated as April 25, 2002, by Noble Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation, in favor of JPMorgan Chase Bank, National Association, as trustee, for the benefit of the note purchasers under the Note Purchase Agreement and Consent with Noble Drilling (Jim Thompson) Inc. (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.15	Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.16	Second Amendment to Credit Agreement, dated as of March 2, 2006 among Noble Corporation, Noble Holding (U.S.) Corporation, Noble Drilling Corporation and Goldman Sachs Credit Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2006 and incorporated herein by reference).

4.17	Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.18	First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JPMorgan Chase Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

Exhibit
Number	Exhibit

4.19	Specimen Note for the 5.875% Senior Notes due 2013 of Noble Corporation (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.20	Revolving Credit Agreement, dated as of March 15, 2007, among Noble Corporation; the Lenders from time to time parties thereto; Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., Houston Agency, Fortis Capital Corp., and Wells Fargo Bank, N.A., as Co-Documentation Agents; and Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Co-Book Running Managers (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2007 and incorporated herein by reference).

4.21	Short-Term Loan Agreement dated as of July 24, 2007 among Noble Corporation, as Borrower, the Lenders from time to time parties thereto and Goldman Sachs Credit Partners L.P., as Administrative Agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2007 and incorporated herein by reference).

10.1*	Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.2*	Amendment No. 4 to the Noble Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors dated as of April 24, 2003, and composite copy of the Plan through such Amendment (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003 and incorporated herein by reference).

10.3*	Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference).

10.4*	Amendment, effective as of May 1, 2002, to the Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.5*	Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.6*	Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.7*	Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.8*	Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.9	Parent Company Guarantee dated August 26, 1994 between Noble Drilling Corporation and Hibernia Management and Development Company Ltd. (filed as Exhibit 10.45 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.10*	Form of Indemnity Agreement entered into between Noble Corporation and each of its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.11*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.12*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.13*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.14*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.15*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.16*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.17*	Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Robert D. Campbell (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.18*	Parent Guaranty by Noble Corporation, dated as of April 30, 2002, of Amended and Restated Employment Agreement by and between Noble Drilling Corporation and Robert D. Campbell (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10.19*	Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.20*	Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.21*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.22*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.23*	Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.24*	Form of Noble Corporation Non-Employee Director Nonqualified Stock Option Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.25*	Form of Noble Corporation Restricted Share Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.26	Share Purchase Agreement between Noble Corporation and Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS, dated December 12, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference).

10.27*	Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.28*	Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.29*	Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.30*	Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated April 27, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2006 and incorporated herein by reference).

10.31*	Summary of Noble Corporation Directors’ Compensation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2006 and incorporated herein by reference).

10.32*	Employment Agreement, dated as of October 27, 2006, by and between Noble Drilling Corporation and Thomas L. Mitchell (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.33*	Parent Guaranty by Noble Corporation, dated as of October 27, 2006, of Employment Agreement by and between Noble Drilling Corporation and Thomas L. Mitchell (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.34*	Separation Agreement, dated as of March 17, 2006, by and between Noble Corporation and Bruce W. Busmire (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.35*	Transition Consulting Services Agreement dated as of April 26, 2007 between Noble Corporation and James C. Day (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

10.36*	Noble Corporation 2007 Short-Term Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

10.37*	Separation Agreement and Release dated as of September 20, 2007 between Noble Corporation and Mark A. Jackson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2007 and incorporated herein by reference).

10.38*	Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 25, 2007 and incorporated herein by reference).

10.39*	Employment Agreement, dated as of October 27, 2006, by and between Noble Drilling Services Inc. and David W. Williams.

10.40*	Parent Guaranty by Noble Corporation, dated as of October 27, 2006, of Employment Agreement by and between Noble Drilling Services Inc. and David W. Williams.

10.41*	Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007.

14.1	Noble Corporation Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.