Form 10-Q
period 2008-03-31
NOBLE CORP
filed 2008-05-09
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of Ordinary Shares outstanding at April 30, 2008: 268,762,972

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$319,597	$161,058
Accounts receivable	576,981	613,115
Insurance receivables	—	39,066
Inventories	3,924	3,814
Prepaid expenses	59,957	20,721
Other current assets	25,033	22,417

Total current assets	985,492	860,191

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	6,562,748	6,354,782
Other	82,609	80,169

	6,645,357	6,434,951
Accumulated depreciation	(1,700,584)	(1,639,035)

	4,944,773	4,795,916

OTHER ASSETS	222,767	219,899

	$6,153,032	$5,876,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$30,518	$10,334
Accounts payable	169,192	198,395
Accrued payroll and related costs	95,330	115,914
Taxes payable	117,520	85,641
Interest payable	7,546	9,951
Other current liabilities	58,041	72,537

Total current liabilities	478,147	492,772

LONG-TERM DEBT	701,495	774,182
DEFERRED INCOME TAXES	250,461	240,621
OTHER LIABILITIES	64,731	65,705

	1,494,834	1,573,280

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(6,068)	(5,596)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 268,683 shares issued and outstanding in 2008; 268,223 shares issued and outstanding in 2007	26,868	26,822
Capital in excess of par value	666,298	683,697
Retained earnings	3,976,312	3,602,870
Accumulated other comprehensive loss	(5,212)	(5,067)

	4,664,266	4,308,322

	$6,153,032	$5,876,006

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES
Contract drilling services	$797,834	$576,915
Reimbursables	32,458	31,143
Labor contract drilling services	30,931	36,555
Engineering, consulting and other	202	1,811

	861,425	646,424

OPERATING COSTS AND EXPENSES
Contract drilling services	235,952	196,842
Reimbursables	29,461	27,546
Labor contract drilling services	25,337	28,403
Engineering, consulting and other	—	3,641
Depreciation and amortization	82,899	64,465
Selling, general and administrative	21,273	14,226

	394,922	335,123

OPERATING INCOME	466,503	311,301

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(1,110)	(1,504)
Other, net	3,129	1,158

INCOME BEFORE INCOME TAXES	468,522	310,955
INCOME TAX PROVISION	(84,334)	(60,635)

NET INCOME	$384,188	$250,320

NET INCOME PER SHARE:
Basic	$1.44	$0.94
Diluted	$1.43	$0.93
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,188	$250,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,899	64,465
Deferred income tax provision	9,840	2,794
Share-based compensation expense	8,716	7,340
Pension contribution	(3,183)	(728)
Other, net	1,380	3,631
Other changes in current assets and liabilities:
Accounts receivable	36,134	(53,306)
Hurricane insurance receivables	17,319	—
Other current assets	(42,268)	5,795
Accounts payable	3,278	(49,536)
Other current liabilities	(5,606)	39,471

Net cash provided by operating activities	492,697	270,246

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(134,380)	(115,049)
Other capital expenditures	(76,673)	(103,216)
Major maintenance expenditures	(22,935)	(18,413)
Accrued capital expenditures	(32,481)	9,627
Hurricane insurance receivables	21,747	—
Proceeds from sales of property and equipment	282	—

Net cash used for investing activities	(244,440)	(227,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank credit facilities	—	170,000
Payments on bank credit facilities	(50,000)	(85,000)
Payments of other long-term debt	(2,516)	(2,345)
Net proceeds from employee stock transactions	115	(481)
Dividends paid	(10,746)	(5,409)
Repurchases of ordinary shares	(26,571)	(104,557)

Net cash used for financing activities	(89,718)	(27,792)

NET INCREASE IN CASH AND CASH EQUIVALENTS	158,539	15,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,058	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$319,597	$77,113

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Ordinary		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity
Balance at December 31, 2007	268,223	$26,822	$683,697	$3,602,870	$(5,067)	$4,308,322

Share-based compensation:
Share-based compensation	1,079	108	8,992	—	—	9,100
Contribution to employee benefit plans	—	—	3	—	—	3
Exercise of stock options	252	25	6,873	—	—	6,898
Restricted shares surrendered for withholding taxes or forfeited	(278)	(28)	(6,755)	—	—	(6,783)

Repurchases of ordinary shares	(593)	(59)	(26,512)	—	—	(26,571)
Net income	—	—	—	384,188	—	384,188
Dividends paid ($0.04 per share)	—	—	—	(10,746)	—	(10,746)
Other comprehensive loss, net	—	—	—	—	(145)	(145)

Balance at March 31, 2008	268,683	$26,868	$666,298	$3,976,312	$(5,212)	$4,664,266

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
NET INCOME	$384,188	$250,320

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(65)	762
Foreign currency forward contract activity	(306)	(829)
Amortization of deferred pension plan amounts	226	387

Other comprehensive (loss) income	(145)	320

COMPREHENSIVE INCOME	$384,043	$250,640

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Noble Corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2007 presented herein is derived from the December 31, 2007 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2 — NET INCOME PER SHARE
     The following table reconciles the basic and diluted average shares outstanding for net income per share computations (shares in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted-average shares outstanding — basic	266,451	267,121

Effect of potentially dilutive shares:
Stock options	1,884	2,353
Time-vested restricted stock	140	32
Performance-vested restricted stock	103	94

Weighted-average shares outstanding — diluted	268,578	269,600

Net income — basic and diluted	$384,188	$250,320

Net income per share:
Basic	$1.44	$0.94
Diluted	$1.43	$0.93
     For the periods presented, there were no adjustments to net income for purposes of calculating basic or diluted net income per share. The computation of diluted net income per share for the three-month periods ended March 31, 2008 and 2007 does not include stock options and restricted stock totaling 181,338 and 1,701,856 shares, respectively, because they were anti-dilutive.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 3 — PROPERTY AND EQUIPMENT
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for each of the three-month periods ended March 31, 2008 and 2007 was $12 million.
     Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All damaged rigs returned to work by April 2006. Our insurance receivables at December 31, 2007 relating to claims for hurricane damage were $39 million. During the first quarter of 2008, we received $39 million as final settlement of all remaining hurricane-related claims and receivables for physical damage and loss of hire.
NOTE 4 — DEBT
     Noble entered into an unsecured revolving bank credit facility in 2007 totaling $600 million (the “Bank Credit Agreement”), which has an initial term of five years. In the first quarter of 2008, the term of the Bank Credit Agreement was extended for an additional one-year period, from March 15, 2012 to March 15, 2013. During this one-year extension, the total amount available under the Bank Credit Agreement will be $575 million, with Noble retaining the right to seek an increase of the total amount available to $600 million through existing lenders under the Bank Credit Agreement or new lenders. Noble may, subject to certain conditions, request that the term of the Bank Credit Agreement be further extended for an additional one-year period. Noble Drilling Corporation (“Noble Drilling”) has issued a guaranty of the obligations under the Bank Credit Agreement. Pursuant to the terms of the Bank Credit Agreement, Noble may, subject to certain conditions, elect to increase the maximum amount available under the Bank Credit Agreement to an amount not to exceed $800 million. At March 31, 2008, we had $50 million in borrowings and $132 million in letters of credit outstanding under the Bank Credit Agreement, leaving $418 million remaining available thereunder. The weighted average interest rate for outstanding borrowings under the Bank Credit Agreement was 3.06 percent at March 31, 2008.
NOTE 5 — INCOME TAXES
     At December 31, 2007, the reserves for uncertain tax positions totaled $61 million (net of related tax benefits of $7 million). At March 31, 2008, the reserves for uncertain tax positions remained at $61 million (net of related tax benefits of $4 million). If these reserves of $61 million are not realized, the provision for income taxes would be reduced by $35 million and equity would be directly increased by $26 million.
     We do not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 6 — EMPLOYEE BENEFIT PLANS
     Pension costs include the following components:

	Three Months Ended March 31,
	2008		2007
	International	Domestic	International	Domestic

Service cost	$1,420	$1,574	$1,270	$1,665
Interest cost	1,251	1,615	1,020	1,495
Return on plan assets	(1,692)	(2,227)	(1,131)	(1,650)
Amortization of prior service cost	—	98	—	99
Amortization of transition obligation	43	—	54	—
Recognized net actuarial loss	40	87	54	380

Net pension expense	$1,062	$1,147	$1,267	$1,989

     In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans become fully funded over a seven-year period beginning in 2008 and increases the amount we are allowed to contribute to our domestic pension plans in the near term.
     During the three months ended March 31, 2008, we made contributions to our pension plans totaling $3 million. We expect to contribute, subject to applicable law, an aggregate of $9 million to our pension plans in 2008, which includes the $3 million in contributions made during the three months ended March 31, 2008.
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally contributed plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At March 31, 2008, our liability under the Restoration Plan totaled $13 million.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     We periodically enter into derivative instruments to manage our cash flow exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we maintain forward currency contracts settling monthly in Euro and British Pounds. The Euro-denominated forward contracts settling in the remainder of 2008 represent approximately 40 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2008 represent approximately 19 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at March 31, 2008 was approximately 8 million Euros and 5 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $21 million at March 31, 2008.
     All of the above foreign currency forward contracts were accounted for as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in Other current assets or Other current liabilities with the cumulative unrealized gain or loss included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. The fair market value of outstanding foreign currency forward contracts was $2 million at March 31, 2008. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three-month periods ended March 31, 2008 and 2007 related to these derivative instruments.
     The balance of the net unrealized gain related to our foreign currency forward contracts included in Accumulated other comprehensive income (loss) and related activity is as follows:

	Three Months Ended March 31,
	2008	2007
Net unrealized gain at beginning of period	$2,219	$3,217
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(1,086)	(1,220)
Net unrealized gain on outstanding foreign currency forward contracts	780	391

Net unrealized gain at March 31	$1,913	$2,388

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Instead, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date for one year for certain nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis. These nonfinancial items include reporting units measured at fair value in a goodwill impairment test and nonfinancial assets and liabilities assumed in a business combination.
     We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact for the partial adoption of SFAS No. 157 on our consolidated financial statements. We do not expect the application of SFAS No. 157 to our nonfinancial assets and liabilities to have any material effect on our consolidated financial statements.
     The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2008				December 31, 2007
Estimated Fair Value
Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Derivative Instruments — Foreign currency forward contracts	$1,913	$—	$1,913	$—	$2,219	$2,219
     The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
We adopted SFAS No. 159 effective January 1, 2008, and we did not elect the fair value option for our financial instruments. Accordingly, there was no impact to our consolidated financial statements as a result of this adoption.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
     Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of $4 million and a customs bond in the amount of $24 million, both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In April 2007, the Division Bench of the Bombay High Court ruled that the Commissioner’s appeal is maintainable and ordered that for the time being the customs bond and the bank guarantee should continue to remain in place. The appeal hearing in the Bombay High Court concluded in February 2008, and to date, the Division Bench of the Bombay High Court has not delivered its order. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
     We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. See Note 5 for additional information.
     Certain of our international income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $104 million (including interest and penalties). We believe audit claims of an additional $22 million to $24 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
     We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At April 30, 2008, there were approximately 38 of these lawsuits in which we are one of many defendants, two of which are scheduled for trial in 2008. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
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
     During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. NIMASA and the Minister of Transportation have filed a preliminary objection to our originating summons and the proceeding, which objection is scheduled for a hearing in May 2008. We intend to oppose the preliminary objection and take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
     We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. Our March 2008 insurance program renewal included an annual aggregate coverage limit of $200 million applicable to our drilling units operating in the U.S. Gulf of Mexico for physical damage and loss of hire on certain units resulting from named windstorm perils. This aggregate coverage limit may not fully insure our losses in the event that one or more named windstorms damage our drilling units in the U.S. Gulf of Mexico. The reduced coverage does not apply to our units in the Mexican portion of the Gulf of Mexico. We presently have six semisubmersibles and three submersibles in the U.S. Gulf. We maintained a $10 million deductible on our marine hull and machinery coverage, and loss of hire coverage is subject to a 60 day waiting period deductible for named U.S. Gulf windstorms and a 45 day waiting period for all other perils. If one or more future significant weather-related events occur in the Gulf of Mexico or in any other geographic area in which we operate, we may experience further increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
     We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Since February 2004, our protection and indemnity policy has had a standard deductible of $1 million per occurrence, and we retain $5 million of claims in the aggregate beyond the standard deductible.
     Our capital expenditures and major maintenance expenditures for 2008 are budgeted at approximately $1.45 billion. In connection with our 2008 and future capital expenditure programs, we had entered into certain commitments, including shipyard and purchase commitments, of approximately $734 million at March 31, 2008.
Internal Investigation
     In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of Noble’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and these other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.

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
     We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was under way. We have been cooperating, and intend to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
     The internal investigation is ongoing, and we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, we have not made any accrual in our financial statements at March 31, 2008.
     We are currently operating four jackup rigs offshore Nigeria, each of which has a temporary import permit through May 27, 2008. We recently filed with the Nigerian Customs Service applications for extensions of the temporary import permits for each of these rigs. Our management continues to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain further extensions necessary to continue operations of our rigs in Nigeria after expiration of the current term of the temporary import permits. If we cannot obtain a further extension necessary to continue operations of any rig, we may need to terminate the drilling contract of such rig and relocate such rig from Nigerian waters. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
     Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, we have since the commencement of the internal investigation adopted, and may adopt additional, intermediate measures intended to enhance FCPA compliance procedures. Additional measures may be required once the investigation concludes.
     For the three months ended March 31, 2008, we incurred legal fees and related costs of $7 million related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.
NOTE 10 — SEGMENT AND RELATED INFORMATION
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
     We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segment for the three months ended March 31, 2008 and 2007 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. All prior period amounts have been reclassified to conform with the current presentation.

	Contract Drilling
	Services	Other	Total
Three Months Ended March 31, 2008

Revenues from external customers	$819,187	$42,238	$861,425
Depreciation and amortization	80,785	2,114	82,899
Segment operating income	463,801	2,702	466,503
Interest expense, net of amount capitalized	994	116	1,110
Income tax provision (benefit)	88,798	(4,464)	84,334
Segment profit	376,872	7,316	384,188
Total assets (at end of period)	5,627,977	525,055	6,153,032
Capital expenditures	227,767	6,221	233,988

Three Months Ended March 31, 2007

Revenues from external customers	$596,914	$49,510	$646,424
Depreciation and amortization	61,809	2,656	64,465
Segment operating income	307,523	3,778	311,301
Interest expense, net of amount capitalized	1,366	138	1,504
Income tax provision (benefit)	63,387	(2,752)	60,635
Segment profit	243,463	6,857	250,320
Total assets (at end of period)	4,491,032	329,596	4,820,628
Capital expenditures	195,770	40,908	236,678
NOTE 11 — ACCOUNTING PRONOUNCEMENTS
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
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, the acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
•	transaction costs will generally be expensed as incurred;

•	contingent consideration will be recognized at fair value on the acquisition date;

•	acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date (closing) instead of announcement date;

•	restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
NOTE 12 — SUBSEQUENT EVENT
     On April 8, 2008, we sold our North Sea labor contract drilling services business to Seawell Holding UK Limited (“Seawell”) for $35 million, pursuant to a previously-announced agreement. This sale included labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. These operations employed approximately 450 people and generated $25 million and $96 million of revenue in the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.
     On April 16, 2008, Noble’s board of directors declared a special cash dividend of $0.75 per ordinary share payable to shareholders of record on April 30, 2008, with a distribution date of May 16, 2008. On April 30, 2008, Noble’s board of directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on May 14, 2008, with a distribution date of May 30, 2008.
NOTE 13 — GUARANTEES OF REGISTERED SECURITIES
     Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling. These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at March 31, 2008 were $150 million and $202 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
     In connection with the 2006 issuance of Noble’s 5.875% Senior Notes due 2013, Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at March 31, 2008 was $300 million.
     The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
March 31, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,418	$271	$67	$317,841	$—	$319,597
Accounts receivable	—	29,590	9,201	538,190	—	576,981
Insurance receivables	—	—	—	—	—	—
Inventories	—	—	—	3,924	—	3,924
Prepaid expenses	—	1,587	96	58,274	—	59,957
Accounts receivable from affiliates	346,523	—	571,589	373,330	(1,291,442)	—
Other current assets	1,834	25	150	77,074	(54,050)	25,033

Total current assets	349,775	31,473	581,103	1,368,633	(1,345,492)	985,492

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,799,952	112,267	4,650,529	—	6,562,748
Other	—	170	—	82,439	—	82,609

	—	1,800,122	112,267	4,732,968	—	6,645,357
Accumulated depreciation	—	(89,920)	(66,239)	(1,544,425)	—	(1,700,584)

	—	1,710,202	46,028	3,188,543	—	4,944,773

NOTES RECEIVABLE FROM AFFILIATES	511,835	20,963	44,159	1,455,939	(2,032,896)	—
INVESTMENTS IN AFFILIATES	4,279,668	5,278,029	3,173,789	—	(12,731,486)	—
OTHER ASSETS	3,489	6,101	4,301	208,876	—	222,767

	$5,144,767	$7,046,768	$3,849,380	$6,221,991	$(16,109,874)	$6,153,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$26,489	$—	$30,518	$(26,489)	$30,518
Accounts payable	—	4,277	5,917	158,998	—	169,192
Accrued payroll and related costs	—	480	12,209	82,641	—	95,330
Taxes payable	—	2,114	—	115,406	—	117,520
Interest payable	9,712	14,005	10,848	542	(27,561)	7,546
Accounts payable to affiliates	—	1,291,442	—	—	(1,291,442)	—
Other current liabilities	—	3	404	57,634	—	58,041

Total current liabilities	9,712	1,338,810	29,378	445,739	(1,345,492)	478,147

LONG-TERM DEBT	349,810	—	351,685	—	—	701,495
NOTES PAYABLE TO AFFILIATES	114,300	1,221,639	120,000	576,957	(2,032,896)	—
DEFERRED INCOME TAXES	—	4,795	14,677	230,989	—	250,461
OTHER LIABILITIES	6,679	23,267	1,587	33,198	—	64,731

	480,501	2,588,511	517,327	913,553	(3,005,058)	1,494,834

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(6,068)	—	(6,068)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,868	—	—	—	—	26,868
Capital in excess of par value	666,298	1,279,983	870,744	793,086	(2,943,813)	666,298
Retained earnings	3,976,312	3,178,274	2,462,280	4,153,302	(9,793,856)	3,976,312
Accumulated other comprehensive income (loss)	(5,212)	—	(971)	(5,212)	6,183	(5,212)

	4,664,266	4,458,257	3,332,053	4,941,176	(12,731,486)	4,664,266

	$5,144,767	$7,046,768	$3,849,380	$6,221,991	$(16,109,874)	$6,153,032

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

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
OPERATING REVENUES
Contract drilling services	$—	$30,969	$13,590	$753,275	$—	$797,834
Reimbursables	—	494	120	31,844	—	32,458
Labor contract drilling services	—	—	—	30,931	—	30,931
Engineering, consulting and other	—	9,300	—	202	(9,300)	202

	—	40,763	13,710	816,252	(9,300)	861,425

OPERATING COSTS AND EXPENSES
Contract drilling services	5,932	9,054	6,557	223,709	(9,300)	235,952
Reimbursables	—	445	116	28,900	—	29,461
Labor contract drilling services	—	—	—	25,337	—	25,337
Engineering, consulting and other	—	—	—	—	—	—
Depreciation and amortization	—	7,608	1,639	73,652	—	82,899
Selling, general and administrative	2,708	1,485	460	16,620	—	21,273

	8,640	18,592	8,772	368,218	(9,300)	394,922

OPERATING INCOME (LOSS)	(8,640)	22,171	4,938	448,034	—	466,503

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	398,327	371,738	163,540	—	(933,605)	—
Interest expense, net of amount capitalized	(7,340)	(10,337)	(6,388)	9,192	13,763	(1,110)
Other, net	1,936	—	—	14,956	(13,763)	3,129

INCOME BEFORE INCOME TAXES	384,283	383,572	162,090	472,182	(933,605)	468,522
INCOME TAX (PROVISION) BENEFIT	(95)	3,498	(1,009)	(86,728)	—	(84,334)

NET INCOME	$384,188	$387,070	$161,081	$385,454	$(933,605)	$384,188

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

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,188	$387,070	$161,081	$385,454	$(933,605)	$384,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	7,608	1,639	73,652	—	82,899
Deferred income tax provision	—	—	2,181	7,659	—	9,840
Share-based compensation expense	8,716	—	—	—	—	8,716
Equity earnings in affiliates	(398,327)	(371,738)	(163,540)	—	933,605	—
Pension contribution	—	—	—	(3,183)	—	(3,183)
Other	1,343	—	(398)	435	—	1,380
Other changes in current assets and liabilities:
Accounts receivable	—	(6,690)	498	42,326	—	36,134
Hurricane insurance receivables	—	—	—	17,319	—	17,319
Other current assets	1,640	(594)	(29)	(43,285)	—	(42,268)
Accounts payable	—	(1,263)	1,139	3,402	—	3,278
Other current liabilities	5,590	7,217	(5,357)	(13,056)	—	(5,606)

Net cash provided by (used for) operating activities	3,150	21,610	(2,786)	470,723	—	492,697

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(134,380)	—	—	—	(134,380)
Other capital expenditures	—	—	(1,178)	(75,495)	—	(76,673)
Major maintenance expenditures	—	—	(748)	(22,187)	—	(22,935)
Accrued capital expenditures	—	(470)	—	(32,011)	—	(32,481)
Hurricane insurance receivables	—	—	—	21,747	—	21,747
Repayments from affiliates	—	—	—	6,244	(6,244)	—
Proceeds from sales of property and equipment	—	—	—	282	—	282

Net cash used for investing activities	—	(134,850)	(1,926)	(101,420)	(6,244)	(244,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	(50,000)	—	—	—	—	(50,000)
Payments of other long-term debt	—	—	—	(2,516)	—	(2,516)
Advances (to) from affiliates	72,926	119,755	4,706	(197,387)	—	—
Repayment of notes to affiliates	—	(6,244)	—	—	6,244	—
Net proceeds from employee stock transactions	115	—	—	—	—	115
Dividends paid	(10,746)	—	—	—	—	(10,746)
Repurchases of ordinary shares	(26,571)	—	—	—	—	(26,571)

Net cash provided by (used for) financing activities	(14,276)	113,511	4,706	(199,903)	6,244	(89,718)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,126)	271	(6)	169,400	—	158,539
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,544	—	73	148,441	—	161,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,418	$271	$67	$317,841	$—	$319,597

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250,320	$251,420	$111,395	$261,864	$(624,679)	$250,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,278	1,584	56,603	—	64,465
Deferred income tax provision	—	—	1,248	1,546	—	2,794
Share-based compensation expense	7,340	—	—	—	—	7,340
Equity earnings in affiliates	(263,216)	(246,396)	(115,067)	—	624,679	—
Pension contribution	—	—	—	(728)	—	(728)
Other	(224)	457	1,372	2,026	—	3,631
Other changes in current assets and liabilities:
Accounts receivable	—	(3,282)	(5,433)	(44,591)	—	(53,306)
Other current assets	1	(8)	690	5,112	—	5,795
Accounts payable	(12,676)	(2,175)	410	(35,095)	—	(49,536)
Other current liabilities	—	(140)	(4,786)	44,397	—	39,471

Net cash provided by (used for) operating activities	(18,455)	6,154	(8,587)	291,134	—	270,246

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(69,527)	—	(45,522)	—	(115,049)
Other capital expenditures	—	(932)	(5,336)	(96,948)	—	(103,216)
Major maintenance expenditures	—	—	—	(18,413)	—	(18,413)
Accrued capital expenditures	—	(6,334)	—	15,961	—	9,627
Repayments from affiliates	—	—	—	5,692	(5,692)	—

Net cash used for investing activities	—	(76,793)	(5,336)	(139,230)	(5,692)	(227,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facilities	85,000	—	85,000	—	—	170,000
Payments on bank credit facilities	—	—	(85,000)	—	—	(85,000)
Payments of other long-term debt	—	—	—	(2,345)	—	(2,345)
Accounts receivable from affiliates	51,702	—	13,923	—	(65,625)	—
Accounts payable to affiliates	—	76,317	—	(141,942)	65,625	—
Note payable to affiliate	—	(5,692)	—	—	5,692	—
Net proceeds from employee stock transactions	(481)	—	—	—	—	(481)
Dividends paid	(5,409)	—	—	—	—	(5,409)
Repurchases of ordinary shares	(104,557)	—	—	—	—	(104,557)

Net cash provided by (used for) financing activities	26,255	70,625	13,923	(144,287)	5,692	(27,792)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,800	(14)	—	7,617	—	15,403
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,258	$22	$—	$66,833	$—	$77,113

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position at March 31, 2008, and our results of operations for the three months ended March 31, 2008 and 2007. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Effective in the fourth quarter of 2007, we report our international and domestic contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation into one reportable segment was attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major international and government owned/controlled oil and gas companies throughout the world. The “Other” category in our segment-based discussions includes the results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. All prior year information has been reclassified to conform to the current year presentation of segments. See Note 10 of our Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
EXECUTIVE OVERVIEW
     We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located worldwide, including the United States Gulf of Mexico, the Middle East, India, Mexico, the North Sea, Brazil, and West Africa.
     In the first quarter of 2008, we achieved our fifth consecutive quarter of record results with net income of $384 million, or $1.43 per fully diluted share, on total revenues of $861 million. The average dayrate across our worldwide fleet increased to $163,772 from $155,707 in the fourth quarter of 2007. Fleetwide average utilization also increased slightly to 94 percent from 93 percent quarter-on-quarter. Lower than anticipated contract drilling services costs were the major contributor to our increase in net income relative to our budget expectations driven by reduced spending on repairs and maintenance and cost control with respect to labor, shore base, and operations support costs. As a result, our contract drilling services margin increased to 70.4 percent from 68.0 percent in the fourth quarter of 2007. Sequentially, contract drilling services costs of $236 million were lower by $8 million from $244 million in the fourth quarter of 2007. However, fourth quarter 2007 costs included a $10 million charge related to a fire aboard the drillship Noble Roger Eason. Excluding this charge, the sequential cost increase was just under one percent. Daily contract drilling services costs, excluding the charge, increased one percent to $48,430 from $47,848.
     Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the first quarter of 2008, we continued our active expansion strategy as indicated by the following activities:
•	commenced operating the newbuild F&G JU-2000E enhanced premium independent leg cantilevered jackup Noble Roger Lewis following delivery acceptance in the fourth quarter of 2007. The unit is under contract with Shell in the Middle East at a dayrate of $105,000;

•	continued construction on the three remaining newbuild ultra-deepwater semisubmersibles, the Noble Dave Beard, Noble Danny Adkins and Noble Jim Day, which are scheduled for delivery in the fourth quarter of 2008, the first quarter of 2009 and the fourth quarter of 2009, respectively; and

•	continued construction on the two remaining F&G JU-2000E enhanced premium independent leg cantilevered jackups, the Noble Hans Deul and Noble Scott Marks, which are being constructed in China and are scheduled for delivery in the third quarter of 2008 and the second quarter of 2009, respectively.
     Newbuild capital expenditures totaled $134 million for our five rigs under construction during the first quarter of 2008.
     Additionally, during the quarter, we continued to refine our focus on the core business of contract drilling services. On January 16, 2008 we announced an agreement to sell our North Sea platform drilling business to Seawell Holding UK Limited for $35 million. Closing took place on April 8, 2008.
     Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. A total of 70 newbuild jackups and 44 deepwater newbuilds are reportedly scheduled to enter service worldwide in 2008 and 2009. Many of these rigs have been built by market speculators, and while the majority of the deepwater rigs have already secured commitments, many of the jackups are currently uncontracted. The introduction of uncontracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
     Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $72.47 per barrel during 2007, or 11 percent higher than the average Brent oil price of $65.15 per barrel during 2006, following a 20 percent increase over 2005. The average Brent oil price increased further in the first quarter of 2008, averaging $96.94 per barrel.
     U.S. natural gas prices reached a 20-year high in 2005, averaging $8.81 per thousand cubic feet (average Henry Hub monthly spot price). Natural gas prices moderated during 2007 and 2006, averaging $6.98 and $6.74 per thousand cubic feet, respectively. During the first three months of 2008, natural gas prices have averaged $8.66 per thousand cubic feet, 20 percent higher than the $7.21 average price for the first quarter of 2007. We do not have significant exposure to the U.S. natural gas markets because we have only three mobile offshore drilling units (two contracted submersibles and one cold stacked submersible) currently deployed in the shallow waters of the U.S. Gulf of Mexico. However, the moderation of natural gas prices during 2007 and 2006 caused some competitors to move jackup rigs from the U.S. Gulf of Mexico market to various international markets, and these actions may increase competition within those markets.
     We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services would have an adverse effect on our results of operations.

CONTRACT DRILLING SERVICES BACKLOG
     We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of March 31, 2008 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

			For the Years Ending December 31,
	Total		2008(1)	2009	2010	2011	2012-2016
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships(2)	$8,651,000	(2)	$1,042,000	$1,661,000	$1,674,000	$1,424,000	$2,850,000
Jackups/Submersibles	2,502,000		1,355,000	857,000	221,000	69,000	—

Total	$11,153,000		$2,397,000	$2,518,000	$1,895,000	$1,493,000	$2,850,000

Percent of Available
Operating Days Committed(3)			83%	50%	27%	18%	6%

(1)	Represents a nine-month period beginning April 1, 2008.

(2)	Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on absence of downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog amounts an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog amounts any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) we have included in our backlog amounts an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our “total” backlog amount for semisubmersibles/drillships includes $350 million attributable to these performance bonuses.

(3)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2008 and 2009.
     All of our contract drilling services backlog consists of commitments we believe to be firm. Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and operator commitments under letters of intent. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
     The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in lower applicable dayrates than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the succeeding periods for which the backlog is calculated.

INTERNAL INVESTIGATION
     In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of Noble’s board of directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and these other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.
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
     The internal investigation is ongoing, and we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is either probable or can be reasonably estimated. As a result, we have not made any accrual in our financial statements at March 31, 2008.
     We are currently operating four jackup rigs offshore Nigeria, each of which has a temporary import permit through May 27, 2008. We recently filed with the Nigerian Customs Service applications for extensions of the temporary import permits for each of these rigs. Our management continues to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain further extensions necessary to continue operations of our rigs in Nigeria after expiration of the current term of the temporary import permits. If we cannot obtain a further extension necessary to continue operations of any rig, we may need to terminate the drilling contract of such rig and relocate such rig from Nigerian waters. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
     Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, we have since the commencement of the internal investigation adopted, and may adopt additional, intermediate measures intended to enhance FCPA compliance procedures. Additional measures may be required once the investigation concludes.

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
  General
     Net income for the three months ended March 31, 2008 (the “Current Quarter”) was $384 million, or $1.43 per diluted share, on operating revenues of $861 million, compared to net income for the three months ended March 31, 2007 (the “Comparable Quarter”) of $250 million, or $0.93 per diluted share, on operating revenues of $646 million.
     The following table sets forth operating revenues and operating costs and expenses for our reportable segment for the periods indicated:

	Contract Drilling
	Services	Other	Total
	(In thousands)
Three Months Ended March 31, 2008

Operating Revenues:
Contract drilling services	$797,834	$—	$797,834
Reimbursables	21,166	11,292	32,458
Labor contract drilling services	—	30,931	30,931
Engineering, consulting and other	187	15	202

	819,187	42,238	861,425

Operating Costs and Expenses:
Contract drilling services	$235,952	$—	$235,952
Reimbursables	18,753	10,708	29,461
Labor contract drilling services	—	25,337	25,337
Engineering, consulting and other	—	—	—
Depreciation and amortization	80,785	2,114	82,899
Selling, general and administrative	19,896	1,377	21,273

	355,386	39,536	394,922

Operating Income	$463,801	$2,702	$466,503

	Contract Drilling
	Services	Other	Total
	(In thousands)
Three Months Ended March 31, 2007

Operating Revenues:
Contract drilling services	$576,915	$—	$576,915
Reimbursables	19,769	11,374	31,143
Labor contract drilling services	—	36,555	36,555
Engineering, consulting and other	230	1,581	1,811

	596,914	49,510	646,424

Operating Costs and Expenses:
Contract drilling services	$196,842	$—	$196,842
Reimbursables	16,939	10,607	27,546
Labor contract drilling services	—	28,403	28,403
Engineering, consulting and other	141	3,500	3,641
Depreciation and amortization	61,809	2,656	64,465
Selling, general and administrative	13,660	566	14,226

	289,391	45,732	335,123

Operating Income	$307,523	$3,778	$311,301

  Rig Utilization, Operating Days and Average Dayrates
     The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2008 and 2007:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Jackups	97%	98%	3,601	3,512	$145,337	$102,112
Semisubmersibles - >6,000’ (3)	100%	100%	637	540	291,924	259,837
Semisubmersibles - <6,000’ (4)	100%	67%	273	180	201,699	176,722
Drillships	67%	93%	182	252	133,665	100,740
Submersibles	66%	95%	179	256	51,274	81,047

Total Company	94%	96%	4,872	4,740	$163,772	$121,705

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.
  Contract Drilling Services
     The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended March 31, 2008 and 2007:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)
Contract drilling services	$797,834	$576,915	$235,952	$196,842
Reimbursables (1)	21,166	19,769	18,753	16,939
Engineering, consulting and other	187	230	—	141
Depreciation and amortization	N/A	N/A	80,785	61,809
Selling, general and administrative	N/A	N/A	19,896	13,660

Total	$819,187	$596,914	$355,386	$289,391

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Contract drilling services revenues increased $221 million in the Current Quarter, or 38 percent over the Comparable Quarter, primarily due to higher average dayrates. Higher average dayrates increased revenues approximately $199 million while more operating days in the Current Quarter increased revenues approximately $22 million. Average dayrates increased from $121,705 to $163,772, or $42,067 (35 percent), in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories, except for our submersible rigs, which were impacted by weakening demand in the shallow waters of the U.S. Gulf of Mexico.
     Operating days increased from 4,740 in the Comparable Quarter to 4,872 in the Current Quarter or 132 days (three percent). Two newbuilds, the ultra-deepwater semisubmersible Noble Clyde Boudreaux and the enhanced premium jackup Noble Roger Lewis, which were added to the fleet in June and September 2007, respectively, contributed 182 additional operating days in the Current Quarter. The Current Quarter had one more available operating day than the Comparable Quarter due to leap year, which added 54 more operating days in the Current Quarter for our 54 operating rigs. These additional operating days were partially offset by 90 fewer operating days on our shallow water U.S. Gulf of Mexico submersible the Noble Fri Rodli, which was cold stacked in October 2007. Additionally, the Current Quarter had 13 more unpaid shipyard and regulatory inspection days than the Comparable Quarter.
     Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $39 million, or 20 percent, in the Current Quarter over the Comparable Quarter. The Noble Clyde Boudreaux and the Noble Roger Lewis added $13 million of operating costs in the Current Quarter. Excluding the effect of our newbuild rigs, our labor costs increased $17 million in the Current Quarter over the Comparable Quarter due to higher compensation, including retention programs designed to retain key rig and operations personnel. Higher agency fees of $3 million were incurred in the Current Quarter in those countries where we retain agents who are compensated based on a percentage of revenues. The remaining $6 million of the operating cost increase in the Current Quarter over the Comparable Quarter was primarily due to increases in costs of daily rig operations, including catering, fuel, crew rotation, maintenance and safety and training costs.
     Depreciation and amortization increased $19 million, or 31 percent, to $81 million in the Current Quarter over the Comparable Quarter due to $8 million of depreciation on the Noble Clyde Boudreaux and the Noble Roger Lewis and $11 million of additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
  Other
     The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2008 and 2007:

			Operating Costs
	Operating Revenues		and Expenses
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)
Labor contract drilling services	$30,931	$36,555	$25,337	$28,403
Engineering, consulting and other	15	1,581	—	3,500
Reimbursables (1)	11,292	11,374	10,708	10,607
Depreciation and amortization	N/A	N/A	2,114	2,656
Selling, general and administrative	N/A	N/A	1,377	566

Total	$42,238	$49,510	$39,536	$45,732

(1)	We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.
     Operating Revenues. Our labor contract drilling services revenues decreased $6 million in the Current Quarter over the Comparable Quarter primarily due to $8 million less revenue from the jackup Noble Kolskaya. The drilling contract for the Noble Kolskaya terminated and the jackup was warm stacked in February 2008. We are preparing to redeliver the Noble Kolskaya, operated under a bareboat charter, to its owner upon expiration of the term of its charter. This decrease in revenue was partially offset by a $2 million increase in our Canadian and North Sea labor contract revenues.
     Engineering, consulting and other operating revenues decreased $2 million in the Current Quarter over the Comparable Quarter due to closure of the operations of our Triton Engineering Services Inc. (“Triton”) subsidiary in March 2007 and the sale of the rotary steerable assets and intellectual property of our Noble Downhole Technology Ltd. (“Downhole Technology”) subsidiary in November 2007. We no longer conduct engineering and consulting operations.

     Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased $3 million in the Current Quarter over the Comparable Quarter primarily due to $6 million less bareboat charter and other operating costs on the Noble Kolskaya as a result of its drilling contract termination. Operating costs associated with our Canadian and North Sea labor contracts increased $3 million.
     Engineering, consulting and other expenses decreased $4 million due to the sale of the rotary steerable assets and intellectual property of Downhole Technology and the closure of the operations of Triton. The Comparable Quarter included $2 million of additional costs associated with the closure of the operations of Triton.
     Depreciation and amortization decreased $500,000 primarily due to lower depreciation expense on the Noble Kolskaya during the Current Quarter.
  Other Items
     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $7 million in the Current Quarter over the Comparable Quarter primarily due to $7 million of costs incurred in the internal investigation of our Nigerian operations.
     Interest Expense. Interest expense, net of amount capitalized decreased $400,000 primarily due to lower debt levels in the Current Quarter than the Comparable Quarter. Capitalized interest for the Current Quarter of $12 million was the same as the Comparable Quarter.
     Other, net. Other, net increased $2 million in the Current Quarter over the Comparable Quarter primarily due to $2 million of higher interest income as a result of higher cash and cash equivalent balances during the Current Quarter.
     Income Tax Provision. The income tax provision increased $24 million primarily due to higher pre-tax earnings in the Current Quarter over the Comparable Quarter. The higher pre-tax earnings increased income tax expense by $31 million, offset by a lower effective tax rate, 18.0 percent in the Current Quarter compared to 19.5 percent in the Comparable Quarter, which decreased income tax expense by $7 million. The lower effective tax rate in the Current Quarter resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
LIQUIDITY AND CAPITAL RESOURCES
  Overview
     Our principal capital resource in the Current Quarter was net cash provided by operating activities of $493 million, which compared to $270 million in the Comparable Quarter. The increase in net cash provided by operating activities in the Current Quarter was primarily attributable to higher net income. At March 31, 2008, we had cash and cash equivalents of $320 million and $418 million of funds available under our bank credit facility described under “Credit Facilities and Long-Term Debt” below. We had working capital of $507 million and $367 million at March 31, 2008 and December 31, 2007, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 14 percent at March 31, 2008 and 15 percent at December 31, 2007.
     On February 2, 2007, Noble’s board of directors increased our share repurchase program authorization by 20 million shares, resulting in 30.5 million shares authorized for repurchase. During the three months ended March 31, 2008, we repurchased 0.6 million of our ordinary shares pursuant to this program at an average price of $44.81 per share for a total cost of $27 million. During 2007, we repurchased 4.2 million of our ordinary shares at an average price of $42.31 per share for a total cost of $179 million. At March 31, 2008, 25.7 million shares remained available for repurchase under such authorization. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.
     During the three months ended March 31, 2008, we made contributions to our pension plans totaling $3 million. We expect to contribute, subject to applicable law, an aggregate of $9 million to our pension plans in 2008, which includes the $3 million in contributions made during the three months ended March 31, 2008.

     In April 2008, Noble’s board of directors declared a special cash dividend of $0.75 per ordinary share. The special dividend will be paid on May 16, 2008 to holders of record on April 30, 2008 and will total approximately $202 million. Our most recent quarterly cash dividend declaration, to be paid on May 30, 2008 to holders of record on May 14, 2008, was $0.04 per ordinary share, or approximately $43 million annualized. The declaration and payment of dividends in the future are at the discretion of Noble’s board of directors and the amount thereof will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s board of directors.
  Capital Expenditures
     Capital expenditures totaled $234 million and $237 million for the Current Quarter and Comparable Quarter, respectively.
     We have five rigs under construction, resulting in capital expenditures for new construction in the Current Quarter totaling $134 million. Capital expenditures for new construction included $43 million for the Noble Danny Adkins, $37 million for the Noble Jim Day and $35 million for the Noble Dave Beard. Additionally, the Current Quarter included $19 million for the construction of the Noble Hans Deul and Noble Scott Marks, each a F&G JU-2000E enhanced premium newbuild jackup under construction. Other capital expenditures totaled $77 million in the Current Quarter and included approximately $40 million for major upgrade projects. Major maintenance expenditures totaled $23 million in the Current Quarter.
     Our capital expenditures and major maintenance expenditures for 2008 are budgeted at approximately $1.45 billion. In connection with our 2008 and future capital expenditure programs, we had entered into certain commitments, including shipyard and purchase commitments, of approximately $734 million outstanding at March 31, 2008.
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
  Credit Facilities and Long-Term Debt
     Noble entered into an unsecured revolving bank credit facility in 2007 totaling $600 million (the “Bank Credit Agreement”), including a letter of credit facility totaling $150 million, which has an initial term of five years. In the first quarter of 2008, the term of the Bank Credit Agreement was extended for an additional one-year period, from March 15, 2012 to March 15, 2013. During this one-year extension, the total amount available under the Bank Credit Agreement will be $575 million, with Noble retaining the right to seek an increase of the total amount available to $600 million through existing lenders under the Bank Credit Agreement or new lenders. Noble Drilling Corporation has issued a guaranty of the obligations under the Bank Credit Agreement. At March 31, 2008, we had $50 million in borrowings and $132 million of letters of credit outstanding under this facility, leaving $418 million remaining available thereunder. In addition to letters of credit issued under the Bank Credit Agreement, we had letters of credit of $159 million and performance and customs bonds totaling $207 million supported by surety bonds outstanding at March 31, 2008. Of the total $291 million letters of credit outstanding at March 31, 2008, $236 million were issued to support bank bonds in connection with the temporary import extensions for our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
     Our debt decreased from $785 million (including current maturities of $10 million) at December 31, 2007 to $732 million (including current maturities of $31 million) at March 31, 2008, due to debt repayments under the Bank Credit Agreement of $50 million coupled with other debt repayments of $3 million. At March 31, 2008 and December 31, 2007, we had no off-balance sheet debt or other off-balance sheet arrangements. At March 31, 2008, we were in compliance with all our debt covenants.

NEW ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
  Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates on the Bank Credit Agreement. Interest on the Bank Credit Agreement is at an agreed upon percentage point spread over LIBOR. At March 31, 2008, there was $50 million outstanding under the Bank Credit Agreement. A change of one percent in the interest rate would cause a $500,000 change in interest expense on an annual basis on this amount of borrowings.
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
     We periodically enter into derivative instruments to manage our cash flow exposure to fluctuations in interest rates and foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
     Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we maintain forward currency contracts settling monthly in Euro and British Pounds. The Euro-denominated forward currency contracts settling in the remainder of 2008 represent approximately 40 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2008 represent approximately 19 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at March 31, 2008 was approximately 8 million Euros and 5 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $21 million at March 31, 2008. The fair market value of outstanding forward contracts was $2 million at March 31, 2008. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $200,000.
  Market Risk
     We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally contributed plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At March 31, 2008, our liability under the Restoration Plan totaled $13 million. At March 31, 2008, a one percent increase or decrease in the fair value of the phantom investments would increase or decrease our liability by $130,000.
ITEM 4. CONTROLS AND PROCEDURES
     Noble’s Chairman of the Board, President and Chief Executive Officer, David W. Williams, and Noble’s Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information regarding legal proceedings is set forth in the first five paragraphs in Note 9 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007 in response to Item 1A of Part I of Form 10-K, except to the extent the following items are updated or otherwise modified:
We may have difficulty obtaining or maintaining insurance in the future and we cannot fully insure against all of the risks and hazards we face.
     No assurance can be given that we will be able to obtain insurance against all risks or that we will be able to obtain or maintain adequate insurance in the future at rates and with deductibles or retention amounts that we consider commercially reasonable.
     The 2005 losses sustained in the oil and gas industry from Hurricanes Katrina and Rita had a material adverse impact on marine energy insurance markets. Subsequent to these losses, the insurance industry has generally offered reduced coverage for U.S. Gulf of Mexico named windstorm perils, and has priced premiums for renewal programs of insured parties that sustained losses from these 2005 hurricanes on a basis designed to recover hurricane-related underwriting losses in an accelerated manner, particularly for companies that have an exposure in the U.S. Gulf of Mexico. Our March 2008 insurance program renewal included an annual aggregate coverage limit of $200 million applicable to our drilling units operating in the U.S. Gulf of Mexico for physical damage and loss of hire on certain units resulting from named windstorm perils. Our units deployed in the U.S. Gulf of Mexico include six semisubmersibles and three submersibles (two contracted submersibles and one cold stacked submersible). This coverage limit may not fully insure our losses in the event that one or more named windstorms damage our drilling units in the U.S. Gulf of Mexico. The reduction in coverage does not apply to our units in the Mexican portion of the Gulf of Mexico. If one or more future significant weather-related events occur in the Gulf of Mexico or in any other geographic area in which we operate, we may experience further increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
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
     Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We are operating drilling units offshore Nigeria under temporary import permits that expire on May 27, 2008, and we may not be able to obtain new or extended temporary import permits for these units necessary to continue uninterrupted operations in Nigerian waters for the duration of the units’ drilling contracts. We cannot predict what changes, if any, relating to temporary import policies and procedures may be established or implemented in Nigeria in the future. For additional information regarding our ongoing internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation”. Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.
     During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the

Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. NIMASA and the Minister of Transportation have filed a preliminary objection to our originating summons and the proceeding, which objection is scheduled for a hearing in May 2008. We intend to oppose the preliminary objection and take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
     Governmental action, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth for the periods indicated certain information with respect to purchases by us of Noble’s ordinary shares:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share(2)(3)	Plans or Programs(1)(2)(3)	Plans or Programs(1)
January 2008	206,746 (4)	$45.24	199,000	26,106,000
February 2008	535,319 (5)	$44.84	394,000	25,712,000
March 2008	—	—	—	25,712,000

(1)	All share purchases were made in the open market and were effected pursuant to the share repurchase program that Noble’s board of directors authorized and adopted and that we announced on January 31, 2002. On February 2, 2007, we announced that Noble’s board of directors had increased the share repurchase authorization by 20,000,000 shares, resulting in 30,524,000 shares authorized for repurchase. Our share repurchase program has no date of expiration.

(2)	Shares repurchased in January totaled 199,000 shares at an average price of $44.84 per share ($9 million).

(3)	Shares repurchased in February totaled 394,000 at an average price of $44.80 per share ($18 million).

(4)	Includes 7,746 ordinary shares at an average price of $55.58 per share acquired by surrender of ordinary shares to us by employees for withholding taxes payable upon the vesting of restricted stock.

(5)	Includes 141,319 ordinary shares at an average price of $44.95 per share acquired by surrender of ordinary shares to us by employees for withholding taxes payable upon vesting of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual general meeting of members of Noble was held in Houston, Texas, at 10:00 a.m., local time, on May 1, 2008.

(b)	Proxies were solicited by the board of directors of Noble pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the board of directors’ nominees for election as directors, Lawrence J. Chazen and Mary P. Ricciardello, each an incumbent director, and they were duly re-elected. The terms of Julie H. Edwards, Marc E. Leland, David W. Williams, Michael A. Cawley, Luke R. Corbett and Jack E. Little, each an incumbent director, continued following the annual general meeting.

(c)	Out of a total of 268,635,604 ordinary shares of Noble outstanding and entitled to vote at the annual general meeting, 233,757,834 shares were present in person or by proxy, representing a majority of the outstanding shares. Two matters, as fully described in the proxy statement for the annual general meeting, were voted on by members. The first matter voted on was the election of two directors to serve three-year terms on the board of directors of Noble. The results of voting were as follows:

		Number of Shares
	Number of Shares	WITHHOLDING AUTHORITY
	Voting FOR Re-election	to Vote for Re-election
Nominee for Re-election as Director	as Director	as Director

Lawrence J. Chazen	205,863,080	27,894,754
Mary P. Ricciardello	205,909,206	27,848,628
The second matter voted on was the approval of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2008. The results of the voting on this proposal were as follows:
For:     191,901,769          Against:     39,671,130          Abstain:     2,184,935
(d)	Inapplicable.
ITEM 6. EXHIBITS
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION
DATE: May 9, 2008	By:	/s/ DAVID W. WILLIAMS
David W. Williams
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS L. MITCHELL
Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
10.1*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.2*	Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.3*	Noble Corporation 2008 Short Term Incentive Plan (filed as Exhibit 10.1 to Noble Corporation’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference).

31.1	Certification of David W. Williams Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.