Form 10-Q
period 2008-06-30
NOBLE CORP
filed 2008-08-08
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Number of Ordinary Shares outstanding at July 31, 2008: 269,130,192

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$320,964	$161,058
Accounts receivable	560,923	613,115
Insurance receivables	—	39,066
Prepaid expenses	51,529	20,721
Other current assets	36,499	26,231

Total current assets	969,915	860,191

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	6,794,897	6,354,782
Other	97,515	80,169

	6,892,412	6,434,951
Accumulated depreciation	(1,753,263)	(1,639,035)

	5,139,149	4,795,916

OTHER ASSETS	243,256	219,899

	$6,352,320	$5,876,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$27,958	$10,334
Accounts payable	172,805	198,395
Accrued payroll and related costs	97,623	115,914
Taxes payable	102,814	85,641
Interest payable	9,465	9,951
Other current liabilities	53,551	72,537

Total current liabilities	464,216	492,772

LONG-TERM DEBT	701,507	774,182
DEFERRED INCOME TAXES	254,521	240,621
OTHER LIABILITIES	94,237	65,705

	1,514,481	1,573,280

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(5,313)	(5,596)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 269,157 and 268,223 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	26,916	26,822
Capital in excess of par value	686,641	683,697
Retained earnings	4,139,866	3,602,870
Accumulated other comprehensive loss	(10,271)	(5,067)

	4,843,152	4,308,322

	$6,352,320	$5,876,006

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

OPERATING REVENUES
Contract drilling services	$783,280	$657,504	$1,581,114	$1,234,419
Reimbursables	20,964	28,608	53,422	59,751
Labor contract drilling services	8,218	39,165	39,149	75,720
Engineering, consulting and other	479	722	681	2,533

	812,941	725,999	1,674,366	1,372,423

OPERATING COSTS AND EXPENSES
Contract drilling services	256,436	212,050	492,388	408,892
Reimbursables	17,831	24,608	47,292	52,154
Labor contract drilling services	6,547	32,454	31,884	60,857
Engineering, consulting and other	—	7,255	—	11,296
Depreciation and amortization	87,836	68,323	170,735	132,388
Selling, general and administrative	19,667	20,302	40,940	34,528
Gain on disposal of assets, net	(35,521)	—	(35,521)	—

	352,796	364,992	747,718	700,115

OPERATING INCOME	460,145	361,007	926,648	672,308

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(721)	(1,231)	(1,831)	(2,735)
Interest income and other, net	1,580	512	4,709	1,670

INCOME BEFORE INCOME TAXES	461,004	360,288	929,526	671,243
INCOME TAX PROVISION	(85,286)	(70,257)	(169,620)	(130,892)

NET INCOME	$375,718	$290,031	$759,906	$540,351

NET INCOME PER SHARE:
Basic	$1.41	$1.09	$2.85	$2.03
Diluted	$1.40	$1.08	$2.83	$2.01
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$759,906	$540,351
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	170,735	132,388
Impairment loss on assets	—	5,400
Deferred income tax provision	13,900	6,324
Share-based compensation expense	18,471	16,903
Pension contributions	(17,445)	(16,705)
Gain on disposal of assets, net	(35,521)	—
Other, net	7,761	9,426
Other changes in current assets and liabilities:
Accounts receivable	52,192	(88,627)
Hurricane insurance receivables	17,319	—
Other current assets	(42,632)	14,325
Accounts payable	(7,994)	(20,960)
Other current liabilities	(1,179)	33,243

Net cash from operating activities	935,513	632,068

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(310,770)	(323,338)
Other capital expenditures	(161,546)	(216,452)
Major maintenance expenditures	(52,577)	(39,370)
Accrued capital expenditures	(17,596)	22,173
Hurricane insurance receivables	21,747	—
Proceeds from disposal of assets	39,134	3,284

Net cash from investing activities	(481,608)	(553,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank credit facilities	—	220,000
Payments on bank credit facilities	(50,000)	(85,000)
Payments of other long-term debt	(5,076)	(4,730)
Net proceeds from employee stock transactions	10,558	13,560
Dividends paid	(222,910)	(10,788)
Repurchases of ordinary shares	(26,571)	(120,687)

Net cash from financing activities	(293,999)	12,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	159,906	90,720

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,058	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$320,964	$152,430

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Ordinary		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2007	268,223	$26,822	$683,697	$3,602,870	$(5,067)	$4,308,322

Share-based compensation:
Share-based compensation	1,084	108	18,363	—	—	18,471
Contribution to employee benefit plans	9	1	579	—	—	580
Exercise of stock options	813	82	17,689	—	—	17,771
Restricted shares surrendered for withholding taxes or forfeited	(379)	(38)	(7,175)	—	—	(7,213)

Repurchases of ordinary shares	(593)	(59)	(26,512)	—	—	(26,571)
Net income	—	—	—	759,906	—	759,906
Dividends paid ($0.83 per share)	—	—	—	(222,910)	—	(222,910)
Other comprehensive loss, net	—	—	—	—	(5,204)	(5,204)

Balance at June 30, 2008	269,157	$26,916	$686,641	$4,139,866	$(10,271)	$4,843,152

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2008	2007

NET INCOME	$375,718	$290,031

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(3,999)	1,790
Foreign currency forward contract activity	(1,250)	(222)
Pension plan actuarial loss	—	(5,580)
Amortization of deferred pension plan amounts	190	397

Other comprehensive loss	(5,059)	(3,615)

COMPREHENSIVE INCOME	$370,659	$286,416

	Six Months Ended June 30,
	2008	2007

NET INCOME	$759,906	$540,351

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(4,064)	2,552
Foreign currency forward contract activity	(1,556)	(1,051)
Pension plan actuarial loss	—	(5,580)
Amortization of deferred pension plan amounts	416	784

Other comprehensive loss	(5,204)	(3,295)

COMPREHENSIVE INCOME	$754,702	$537,056

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
Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations. We believe these reclassifications are immaterial as they do not have a material impact on our financial position, results of operations or cash flows. In our Consolidated Balance Sheet at December 31, 2007, we had previously included inventories as a separate caption. As our inventories consist of spare parts, materials and supplies held for consumption, rather than for sale to third parties, we have included this amount in other current assets. At December 31, 2007, inventories totaled approximately $4 million. In our Consolidated Statement of Cash Flows for the six months ended June 30, 2008, we present separately impairment loss on assets and pension contributions when reconciling net income to net cash from operating activities. We reclassified these amounts in our Consolidated Statement of Cash Flows for the six months ended June 30, 2007 to be consistent with our 2008 presentation, which resulted in a $5 million and $17 million reclassification in the 2007 period for impairment loss on assets and pension contributions, respectively. Previously, these amounts had been included in depreciation, amortization and impairment and other, net, respectively, in the reconciliation of net income to net cash from operating activities.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 2 — NET INCOME PER SHARE
The following table reconciles the basic and diluted average shares outstanding for net income per share computations (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average shares outstanding — basic	266,464	265,927	266,458	266,521

Effect of potentially dilutive shares:
Stock options and awards	2,730	2,813	2,428	2,646

Weighted-average shares outstanding — diluted	269,194	268,740	268,886	269,167

Net income — basic and diluted	$375,718	$290,031	$759,906	$540,351

Net income per share:
Basic	$1.41	$1.09	$2.85	$2.03
Diluted	$1.40	$1.08	$2.83	$2.01
Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the three months ended June 30, 2008 and 2007, stock options and awards totaling 0.2 million and 0.4 million shares, respectively, were excluded from the diluted net income per share calculation as they were not dilutive. For the six months ended June 30, 2008 and 2007, stock options and awards totaling 0.2 million and 1.1 million shares, respectively, were excluded from the diluted net income per share calculation as they were not dilutive.
NOTE 3 — PROPERTY AND EQUIPMENT
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $12 million and $24 million for the three and six months ended June 30, 2008, respectively, and $13 million and $25 million for the three and six months ended June 30, 2007, respectively.
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
NOTE 4 — ASSET DISPOSALS
During the second quarter of 2008, we sold our North Sea labor contract drilling services business to Seawell Holding UK Limited (“Seawell”) for $35 million plus working capital. This sale included labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. In connection with this transaction, we recognized a gain of $35 million, net of closing costs, which includes approximately $5 million in cumulative currency translation adjustments.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 5 — DEBT
Long-term debt consists of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Credit Facility	$50,000	$100,000
6.95% Senior Notes due 2009	149,993	149,987
7.50% Senior Notes due 2019	201,695	201,695
5.875% Senior Notes due 2013	299,819	299,800
Project Financing — Thompson Notes	27,958	33,034

Total Debt	729,465	784,516
Current Maturities	(27,958)	(10,334)

Long-term Debt	$701,507	$774,182

We have a $600 million unsecured credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available to an amount not to exceed $800 million.
Our Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At June 30, 2008, we had $50 million in borrowings and $99 million in letters of credit outstanding, leaving $451 million available under our Credit Facility.
At June 30, 2008 and December 31, 2007, the weighted average interest rate for outstanding borrowings under the Credit Facility was 2.7 percent and 5.2 percent, respectively.
NOTE 6 — INCOME TAXES
At December 31, 2007, the reserves for uncertain tax positions totaled $61 million (net of related tax benefits of $7 million). At June 30, 2008, the reserves for uncertain tax positions increased to $88 million (net of related tax benefits of $4 million). The increase in uncertain tax positions at June 30, 2008 was primarily due to tax positions taken on returns filed in one of our foreign jurisdictions. If these reserves of $88 million are not realized, the provision for income taxes would be reduced by $62 million and equity would be directly increased by $26 million.
We do not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 7 — EMPLOYEE BENEFIT PLANS
Pension costs include the following components:

	Three Months Ended June 30,
	2008		2007
	International	Domestic	International	Domestic

Service cost	$1,421	$1,573	$1,665	$1,665
Interest cost	1,249	1,614	1,152	1,495
Return on plan assets	(1,686)	(2,227)	(1,131)	(1,650)
Amortization of prior service cost	—	98	—	99
Amortization of transition obligation	43	—	67	—
Recognized net actuarial loss	40	87	54	380

Net pension expense	$1,067	$1,145	$1,807	$1,989

	Six Months Ended June 30,
	2008		2007
	International	Domestic	International	Domestic

Service cost	$2,841	$3,147	$2,935	$3,330
Interest cost	2,500	3,229	2,172	2,990
Return on plan assets	(3,378)	(4,454)	(2,262)	(3,300)
Amortization of prior service cost	—	196	—	198
Amortization of transition obligation	86	—	121	—
Recognized net actuarial loss	80	174	108	760

Net pension expense	$2,129	$2,292	$3,074	$3,978

In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans become fully funded over a seven-year period beginning in 2008 and increases the amount we are allowed to contribute to our domestic pension plans in the near term.
We have contributed an aggregate of $17 million to our pension plans in 2008, which represents the total contributions expected to be made in 2008, subject to applicable law.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally contributed plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At June 30, 2008, our liability under the Restoration Plan totaled $12 million.
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
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward currency contracts settling monthly in Euros and British Pounds. The Euro-denominated forward contracts settling in the remainder of 2008 represent approximately 21 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2008 represent approximately 9 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at June 30, 2008 was approximately 3 million Euros and 2 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $7 million at June 30, 2008.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
All of the above foreign currency forward contracts were accounted for as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in Other current assets or Other current liabilities with the cumulative unrealized gain or loss included in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The fair market value of outstanding foreign currency forward contracts was approximately $1 million at June 30, 2008. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three months or six months ended June 30, 2008 and 2007 related to these derivative instruments.
The balance of the net unrealized gain related to our foreign currency forward contracts included in Accumulated other comprehensive loss and related activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net unrealized gain at beginning of period	$1,913	$2,388	$2,219	$3,217
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(1,295)	(903)	(1,850)	(1,935)
Net unrealized gain on outstanding foreign currency forward contracts	45	681	294	884

Net unrealized gain at end of period	$663	$2,166	$663	$2,166

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2008				December 31, 2007
Estimated Fair Value
Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Derivative Instruments —
Foreign currency forward contracts	$663	$—	$663	$—	$2,219	$2,219
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at June 30, 2008) and a customs bond in the amount of 970 million Indian Rupees (or $23 million at June 30, 2008), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. NACL will seek the return or cancellation of its previously posted custom bond and bank guarantees. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. See Note 6 for additional information.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Certain of our international income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $114 million (including interest and penalties). We believe audit claims of an additional $22 million to $26 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including claims purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At July 31, 2008, there were approximately 38 of these lawsuits in which we are one of many defendants. One lawsuit is scheduled for trial in 2008. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. NIMASA and the Minister of Transportation have filed a preliminary objection to our originating summons and the proceeding. A ruling on the preliminary objection is scheduled for October 2008. We intend to oppose the preliminary objection and take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. Our March 2008 insurance program renewal included an annual aggregate coverage limit of $200 million applicable to our drilling units operating in the U.S. Gulf of Mexico for physical damage and loss of hire on certain units resulting from named windstorm perils. This aggregate coverage limit may not fully insure our losses in the event that one or more named windstorms damage our drilling units in the U.S. Gulf of Mexico. The reduced coverage does not apply to our units in the Mexican portion of the Gulf of Mexico. We presently have five semisubmersibles and three submersibles in the U.S. Gulf. We maintained a $10 million deductible on our marine hull and machinery coverage, and loss of hire coverage is subject to a 60 day waiting period deductible for named U.S. Gulf windstorms and a 45 day waiting period for all other perils. If one or more future significant weather-related events occur in the Gulf of Mexico or in any other geographic area in which we operate, we may experience further increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.

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
In connection with our 2008 and future capital expenditure programs, we had entered into certain commitments, including shipyard and purchase commitments, of approximately $729 million at June 30, 2008.
Internal Investigation
In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of Noble’s Board of Directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.
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
The independent outside counsel appointed by the audit committee to perform the internal investigation recently made a presentation of the results of its investigation to the DOJ and the SEC. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at June 30, 2008.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
We are currently operating five jackup rigs offshore Nigeria. Four of these rigs have obtained extensions of temporary imports that permit the rigs to remain in Nigeria through November 28, 2008. The fifth rig has obtained a fresh temporary import permit that will permit the rig to remain in Nigeria through July 1, 2009. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria after expiration of the current terms of the temporary import permits. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact this may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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
For the three and six months ended June 30, 2008, we incurred legal fees and related costs of $4 million and $11 million, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 11 — SEGMENT AND RELATED INFORMATION
Beginning in the fourth quarter of 2007, we report our international and domestic contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation into one reportable segment reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major international and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil and West Africa.
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segment for the three and six months ended June 30, 2008 and 2007 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. All prior period amounts have been reclassified to conform to the current presentation.

	Three Months Ended June 30,
	2008			2007
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$803,390	$9,551	$812,941	$677,736	$48,263	$725,999
Depreciation and amortization	86,636	1,200	87,836	66,108	2,215	68,323
Segment operating income	424,227	35,918	460,145	363,114	(2,107)	361,007
Interest expense, net of amount capitalized	610	111	721	976	255	1,231
Income tax provision (benefit)	83,641	1,645	85,286	74,043	(3,786)	70,257
Segment profit	340,731	34,987	375,718	287,829	2,202	290,031
Total assets (at end of period)	5,774,924	577,396	6,352,320	4,775,543	417,725	5,193,268
Capital expenditures	274,252	16,653	290,905	305,896	36,586	342,482

	Six Months Ended June 30,
	2008			2007
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$1,622,577	$51,789	$1,674,366	$1,274,650	$97,773	$1,372,423
Depreciation and amortization	167,421	3,314	170,735	127,917	4,471	132,388
Segment operating income	888,028	38,620	926,648	670,637	1,671	672,308
Interest expense, net of amount capitalized	1,603	228	1,831	2,342	393	2,735
Income tax provision (benefit)	172,440	(2,820)	169,620	137,430	(6,538)	130,892
Segment profit	717,603	42,303	759,906	531,292	9,059	540,351
Total assets (at end of period)	5,774,924	577,396	6,352,320	4,775,543	417,725	5,193,268
Capital expenditures	502,019	22,874	524,893	501,666	77,494	579,160

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 12 — ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), the acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:
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
SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.
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
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on our consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. SFAS No. 162 is not expected to have a material impact on our consolidated financial position or results of operations.
NOTE 13 — SUBSEQUENT EVENT
On August 1, 2008, Noble’s Board of Directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on August 13, 2008, with a distribution date of August 29, 2008.
NOTE 14 — GUARANTEES OF REGISTERED SECURITIES
Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling. These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019 (the “ND Notes”), which had outstanding principal balances at June 30, 2008 of $150 million and $202 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the ND Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the ND Notes.
In connection with the 2006 issuance of Noble’s 5.875% Senior Notes due 2013 (the “Noble Notes”), Noble Drilling guaranteed the payment of the Noble Notes. Noble Drilling’s guarantee of the Noble Notes is full and unconditional. The outstanding principal balance of the Noble Notes at June 30, 2008 was $300 million.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2008
(In thousands)
(Unaudited)
The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting. Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations.

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,084	$210	$29	$192,641	$—	$320,964
Accounts receivable	—	23,580	7,481	529,862	—	560,923
Insurance receivables	—	—	—	—	—	—
Prepaid expenses	—	1,037	173	50,319	—	51,529
Accounts receivable from affiliates	156,258	—	580,116	706,835	(1,443,209)	—
Other current assets	3,677	36	—	91,459	(58,673)	36,499

Total current assets	288,019	24,863	587,799	1,571,116	(1,501,882)	969,915

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,980,804	112,961	4,701,132	—	6,794,897
Other	—	225	—	97,290	—	97,515

	—	1,981,029	112,961	4,798,422	—	6,892,412
Accumulated depreciation	—	(97,686)	(67,540)	(1,588,037)	—	(1,753,263)

	—	1,883,343	45,421	3,210,385	—	5,139,149

NOTES RECEIVABLE FROM AFFILIATES	511,835	20,963	44,159	1,598,923	(2,175,880)	—
INVESTMENTS IN AFFILIATES	4,668,224	4,901,214	3,298,273	—	(12,867,711)	—
OTHER ASSETS	3,312	6,530	6,330	227,084	—	243,256

	$5,471,390	$6,836,913	$3,981,982	$6,607,508	$(16,545,473)	$6,352,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$27,094	$—	$27,958	$(27,094)	$27,958
Accounts payable	—	5,892	6,134	160,779	—	172,805
Accrued payroll and related costs	—	331	11,745	85,547	—	97,623
Taxes payable	—	8,472	—	94,342	—	102,814
Interest payable	6,273	15,193	19,080	498	(31,579)	9,465
Accounts payable to affiliates	—	1,440,733	—	2,476	(1,443,209)	—
Other current liabilities	—	340	403	52,808	—	53,551

Total current liabilities	6,273	1,498,055	37,362	424,408	(1,501,882)	464,216

LONG-TERM DEBT	349,819	—	351,688	—	—	701,507
NOTES PAYABLE TO AFFILIATES	264,300	1,214,623	120,000	576,957	(2,175,880)	—
DEFERRED INCOME TAXES	—	4,795	14,298	235,428	—	254,521
OTHER LIABILITIES	7,846	30,234	3,961	52,196	—	94,237

	628,238	2,747,707	527,309	1,288,989	(3,677,762)	1,514,481

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(5,313)	—	(5,313)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,916	—	—	—	—	26,916
Capital in excess of par value	686,641	552,236	870,744	834,555	(2,257,535)	686,641
Retained earnings	4,139,866	3,536,970	2,583,929	4,499,548	(10,620,447)	4,139,866
Accumulated other comprehensive income (loss)	(10,271)	—	—	(10,271)	10,271	(10,271)

	4,843,152	4,089,206	3,454,673	5,323,832	(12,867,711)	4,843,152

	$5,471,390	$6,836,913	$3,981,982	$6,607,508	$(16,545,473)	$6,352,320

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,544	$—	$73	$148,441	$—	$161,058
Accounts receivable	—	22,900	9,699	580,516	—	613,115
Insurance receivables	—	—	—	39,066	—	39,066
Prepaid expenses	—	858	82	19,781	—	20,721
Accounts receivable from affiliates	419,197	—	576,239	—	(995,436)	—
Other current assets	3,474	160	135	65,154	(42,692)	26,231

Total current assets	435,215	23,918	586,228	852,958	(1,038,128)	860,191

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,665,102	111,089	4,578,591	—	6,354,782
Other	—	170	—	79,999	—	80,169

	—	1,665,272	111,089	4,658,590	—	6,434,951
Accumulated depreciation	—	(82,964)	(64,947)	(1,491,124)	—	(1,639,035)

	—	1,582,308	46,142	3,167,466	—	4,795,916

NOTES RECEIVABLE FROM AFFILIATES	511,835	20,963	44,159	1,462,786	(2,039,743)	—
INVESTMENTS IN AFFILIATES	3,881,341	4,906,292	3,010,249	—	(11,797,882)	—
OTHER ASSETS	3,666	6,847	3,953	205,433	—	219,899

	$4,832,057	$6,540,328	$3,690,731	$5,688,643	$(14,875,753)	$5,876,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$25,886	$—	$10,334	$(25,886)	$10,334
Accounts payable	—	5,540	4,778	188,077	—	198,395
Accrued payroll and related costs	—	421	13,131	102,362	—	115,914
Taxes payable	—	2,114	—	83,527	—	85,641
Interest payable	4,122	6,847	15,200	588	(16,806)	9,951
Accounts payable to affiliates	—	1,171,782	—	(176,346)	(995,436)	—
Other current liabilities	—	3	487	72,047	—	72,537

Total current liabilities	4,122	1,212,593	33,596	280,589	(1,038,128)	492,772

LONG-TERM DEBT	399,800	—	351,682	22,700	—	774,182
NOTES PAYABLE TO AFFILIATES	114,300	1,228,486	120,000	576,957	(2,039,743)	—
DEFERRED INCOME TAXES	—	4,795	12,496	223,330	—	240,621
OTHER LIABILITIES	5,513	23,266	1,689	35,237	—	65,705

	523,735	2,469,140	519,463	1,138,813	(3,077,871)	1,573,280

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(5,596)	—	(5,596)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,822	—	—	—	—	26,822
Capital in excess of par value	683,697	1,279,983	870,744	792,645	(2,943,372)	683,697
Retained earnings	3,602,870	2,791,205	2,301,199	3,767,848	(8,860,252)	3,602,870
Accumulated other comprehensive income (loss)	(5,067)	—	(675)	(5,067)	5,742	(5,067)

	4,308,322	4,071,188	3,171,268	4,555,426	(11,797,882)	4,308,322

	$4,832,057	$6,540,328	$3,690,731	$5,688,643	$(14,875,753)	$5,876,006

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$75,805	$10,702	$734,773	$(38,000)	$783,280
Reimbursables	—	406	39	20,519	—	20,964
Labor contract drilling services	—	—	—	8,218	—	8,218
Engineering, consulting and other	—	2	1	476	—	479

	—	76,213	10,742	763,986	(38,000)	812,941

OPERATING COSTS AND EXPENSES
Contract drilling services	6,413	9,427	6,294	272,302	(38,000)	256,436
Reimbursables	—	312	38	17,481	—	17,831
Labor contract drilling services	—	—	—	6,547	—	6,547
Engineering, consulting and other	—	—	—	—	—	—
Depreciation and amortization	—	8,521	1,773	77,542	—	87,836
Selling, general and administrative	2,496	1,502	461	15,208	—	19,667
Gain on disposal of assets, net	—	—	—	(35,521)	—	(35,521)

	8,909	19,762	8,566	353,559	(38,000)	352,796

OPERATING INCOME (LOSS)	(8,909)	56,451	2,176	410,427	—	460,145

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	388,556	331,407	126,112	—	(846,075)	—
Interest expense, net of amount capitalized	(6,043)	(10,209)	(6,388)	8,949	12,970	(721)
Interest income and other, net	2,415	—	—	12,135	(12,970)	1,580

INCOME BEFORE INCOME TAXES	376,019	377,649	121,900	431,511	(846,075)	461,004
INCOME TAX (PROVISION) BENEFIT	(301)	531	(251)	(85,265)	—	(85,286)

NET INCOME	$375,718	$378,180	$121,649	$346,246	$(846,075)	$375,718

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH Noble	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$41,065	$15,393	$621,664	$(20,618)	$657,504
Reimbursables	—	216	229	28,163	—	28,608
Labor contract drilling services	—	—	—	39,165	—	39,165
Engineering, consulting and other	—	—	—	722	—	722

	—	41,281	15,622	689,714	(20,618)	725,999

OPERATING COSTS AND EXPENSES
Contract drilling services	5,407	6,504	7,418	213,339	(20,618)	212,050
Reimbursables	—	192	226	24,190	—	24,608
Labor contract drilling services	—	—	—	32,454	—	32,454
Engineering, consulting and other	—	—	—	7,255	—	7,255
Depreciation and amortization	—	6,494	1,349	60,480	—	68,323
Selling, general and administrative	4,252	991	316	14,743	—	20,302

	9,659	14,181	9,309	352,461	(20,618)	364,992

OPERATING INCOME (LOSS)	(9,659)	27,100	6,313	337,253	—	361,007

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	306,848	280,447	130,767	—	(718,062)	—
Interest expense, net of amount capitalized	(7,527)	(11,829)	(6,631)	11,853	12,903	(1,231)
Interest income and other, net	77	2	—	13,336	(12,903)	512

INCOME BEFORE INCOME TAXES	289,739	295,720	130,449	362,442	(718,062)	360,288
INCOME TAX (PROVISION) BENEFIT	292	4,068	(2,053)	(72,564)	—	(70,257)

NET INCOME	$290,031	$299,788	$128,396	$289,878	$(718,062)	$290,031

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$116,074	$24,292	$1,488,048	$(47,300)	$1,581,114
Reimbursables	—	900	159	52,363	—	53,422
Labor contract drilling services	—	—	—	39,149	—	39,149
Engineering, consulting and other	—	2	1	678	—	681

	—	116,976	24,452	1,580,238	(47,300)	1,674,366

OPERATING COSTS AND EXPENSES
Contract drilling services	12,345	18,481	12,851	496,011	(47,300)	492,388
Reimbursables	—	757	154	46,381	—	47,292
Labor contract drilling services	—	—	—	31,884	—	31,884
Engineering, consulting and other	—	—	—	—	—	—
Depreciation and amortization	—	16,129	3,412	151,194	—	170,735
Selling, general and administrative	5,204	2,987	921	31,828	—	40,940
Gain on disposal of assets, net	—	—	—	(35,521)	—	(35,521)

	17,549	38,354	17,338	721,777	(47,300)	747,718

OPERATING INCOME (LOSS)	(17,549)	78,622	7,114	858,461	—	926,648

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	786,883	703,145	289,652	—	(1,779,680)	—
Interest expense, net of amount capitalized	(13,383)	(20,546)	(12,776)	18,141	26,733	(1,831)
Interest income and other, net	4,351	—	—	27,091	(26,733)	4,709

INCOME BEFORE INCOME TAXES	760,302	761,221	283,990	903,693	(1,779,680)	929,526
INCOME TAX (PROVISION) BENEFIT	(396)	4,029	(1,260)	(171,993)	—	(169,620)

NET INCOME	$759,906	$765,250	$282,730	$731,700	$(1,779,680)	$759,906

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$67,626	$28,474	$1,168,908	$(30,589)	$1,234,419
Reimbursables	—	356	455	58,940	—	59,751
Labor contract drilling services	—	—	—	75,720	—	75,720
Engineering, consulting and other	—	6	—	2,527	—	2,533

	—	67,988	28,929	1,306,095	(30,589)	1,372,423

OPERATING COSTS AND EXPENSES
Contract drilling services	10,710	13,007	14,654	401,110	(30,589)	408,892
Reimbursables	—	307	451	51,396	—	52,154
Labor contract drilling services	—	—	—	60,857	—	60,857
Engineering, consulting and other	—	—	—	11,296	—	11,296
Depreciation and amortization	—	12,772	2,933	116,683	—	132,388
Selling, general and administrative	6,236	1,958	646	25,688	—	34,528

	16,946	28,044	18,684	667,030	(30,589)	700,115

OPERATING INCOME (LOSS)	(16,946)	39,944	10,245	639,065	—	672,308

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	569,765	526,533	245,526	—	(1,341,824)	—
Interest expense, net of amount capitalized	(13,134)	(23,672)	(13,959)	22,489	25,541	(2,735)
Interest income and other, net	86	2	—	27,123	(25,541)	1,670

INCOME BEFORE INCOME TAXES	539,771	542,807	241,812	688,677	(1,341,824)	671,243
INCOME TAX (PROVISION) BENEFIT	580	8,091	(2,327)	(137,236)	—	(130,892)

NET INCOME	$540,351	$550,898	$239,485	$551,441	$(1,341,824)	$540,351

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$759,906	$765,250	$282,730	$731,700	$(1,779,680)	$759,906
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	16,129	3,412	151,194	—	170,735
Deferred income tax provision	—	—	1,802	12,098	—	13,900
Share-based compensation expense	18,471	—	—	—	—	18,471
Equity earnings in affiliates	(786,883)	(703,145)	(289,652)	—	1,779,680	—
Pension contribution	—	—	—	(17,445)	—	(17,445)
Gain on disposal of assets, net	—	—	—	(35,521)	—	(35,521)
Other, net	2,687	6,962	1,168	(3,056)	—	7,761
Other changes in current assets and liabilities:
Accounts receivable	—	(680)	2,218	50,654	—	52,192
Hurricane insurance receivables	—	—	—	17,319	—	17,319
Other current assets	(203)	(59)	44	(42,414)	—	(42,632)
Accounts payable	—	352	1,356	(9,702)	—	(7,994)
Other current liabilities	2,151	14,951	2,410	(20,691)	—	(1,179)

Net cash from operating activities	(3,871)	99,760	5,488	834,136	—	935,513

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(310,770)	—	—	—	(310,770)
Other capital expenditures	—	—	(1,872)	(159,674)	—	(161,546)
Major maintenance expenditures	—	—	(2,091)	(50,486)	—	(52,577)
Accrued capital expenditures	—	—	—	(17,596)	—	(17,596)
Hurricane insurance receivables	—	—	—	21,747	—	21,747
Notes receivable from affiliates	—	—	—	(150,000)	150,000	—
Repayments from affiliates	—	—	—	13,260	(13,260)	—
Proceeds from sales of property and equipment	—	—	—	39,134	—	39,134

Net cash from investing activities	—	(310,770)	(3,963)	(303,615)	136,740	(481,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	(50,000)	—	—	—	—	(50,000)
Payments of other long-term debt	—	—	—	(5,076)	—	(5,076)
Advances (to) from affiliates	258,334	224,480	(1,569)	(481,245)	—	—
Repayment of notes to affiliates	—	(13,260)	—	—	13,260	—
Notes payable to affiliates	150,000	—	—	—	(150,000)	—
Net proceeds from employee stock transactions	10,558	—	—	—	—	10,558
Dividends paid	(222,910)	—	—	—	—	(222,910)
Repurchases of ordinary shares	(26,571)	—	—	—	—	(26,571)

Net cash from financing activities	119,411	211,220	(1,569)	(486,321)	(136,740)	(293,999)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115,540	210	(44)	44,200	—	159,906
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,544	—	73	148,441	—	161,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,084	$210	$29	$192,641	$—	$320,964

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$540,351	$550,898	$239,485	$551,441	$(1,341,824)	$540,351
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	12,772	2,933	116,683	—	132,388
Impairment loss on assets	—	—	—	5,400	—	5,400
Deferred income tax provision	—	3,157	618	2,549	—	6,324
Share-based compensation expense	16,903	—	—	—	—	16,903
Equity earnings in affiliates	(569,765)	(526,533)	(245,526)	—	1,341,824	—
Pension contribution	—	—	—	(16,705)	—	(16,705)
Other	(370)	(180)	3,249	6,727	—	9,426
Other changes in current assets and liabilities:
Accounts receivable	—	(8,133)	(3,563)	(76,931)	—	(88,627)
Other current assets	(2)	(356)	(487)	15,170	—	14,325
Accounts payable	(14,158)	(1,367)	912	(6,347)	—	(20,960)
Other current liabilities	—	(344)	(3,699)	37,286	—	33,243

Net cash from operating activities	(27,041)	29,914	(6,078)	635,273	—	632,068

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(215,181)	—	(108,157)	—	(323,338)
Other capital expenditures	—	—	(6,084)	(210,368)	—	(216,452)
Major maintenance expenditures	—	(1,439)	—	(37,931)	—	(39,370)
Accrued capital expenditures	—	13,113	—	9,060	—	22,173
Proceeds from sales of property and equipment	—	—	—	3,284	—	3,284
Notes receivable from affiliates	—	—	—	(25,700)	25,700	—
Repayments of notes receivable from affiliates	—	—	—	11,565	(11,565)	—

Net cash from investing activities	—	(203,507)	(6,084)	(358,247)	14,135	(553,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank credit facilities	135,000	—	85,000	—	—	220,000
Payments on bank credit facilities	—	—	(85,000)	—	—	(85,000)
Payments of other long-term debt	—	—	—	(4,730)	—	(4,730)
Advances (to)/from affiliates	28,166	185,226	12,191	(225,583)	—	—
Notes payable to affiliates	25,700	—	—	—	(25,700)	—
Repayment of notes payable to affiliates	—	(11,565)	—	—	11,565	—
Net proceeds from employee stock transactions	13,560	—	—	—	—	13,560
Dividends paid	(10,788)	—	—	—	—	(10,788)
Repurchases of ordinary shares	(120,687)	—	—	—	—	(120,687)

Net cash from financing activities	70,951	173,661	12,191	(230,313)	(14,135)	12,355

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,910	68	29	46,713	—	90,720
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,368	$104	$29	$105,929	$—	$152,430

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our financial position at June 30, 2008, and our results of operations for the three and six months ended June 30, 2008 and 2007. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Beginning in the fourth quarter of 2007, we report our international and domestic contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation into one reportable segment reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major international and government owned/controlled oil and gas companies throughout the world. The “Other” category in our segment-based discussions includes the results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. All prior year information has been reclassified to conform to the current year presentation of segments. See Note 11 of our Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, backlog, plans and objectives of management for future operations, foreign currency requirements, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
EXECUTIVE OVERVIEW
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located worldwide, including the U.S. Gulf of Mexico, the Middle East, India, Mexico, the North Sea, Brazil, and West Africa.
In the second quarter of 2008, we recognized net income of $376 million, or $1.40 per diluted share, on total revenues of $813 million. The average dayrate across our worldwide fleet increased to $167,002 from $163,772 in the first quarter of 2008. Fleetwide average utilization was 90 percent in the second quarter of 2008 as compared to 94 percent in the prior quarter. Daily contract drilling services costs increased to $54,674 for the second quarter of 2008 from $48,434 for the first quarter. As a result, our contract drilling services margin decreased to 67.3 percent from 70.4 percent in the first quarter of 2008.
Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the second quarter of 2008, we continued our active expansion strategy as indicated by the following activities:
•
we continued construction on three newbuild ultra-deepwater semisubmersibles, the Noble Dave Beard, Noble Danny Adkins and Noble Jim Day, which are scheduled for delivery in the first quarter of 2009, the second quarter of 2009 and the fourth quarter of 2009, respectively; and

•
we continued construction on two F&G JU-2000E enhanced premium independent leg cantilevered jackups, the Noble Hans Deul and Noble Scott Marks, which are scheduled for delivery in the third quarter of 2008 and the second quarter of 2009, respectively.

Newbuild capital expenditures during the three and six months ended June 30, 2008 totaled $176 million and $311 million, respectively.
Additionally, we continued to refine our focus on our core business of contract drilling services. During the second quarter of 2008, we closed on the sale of our North Sea platform drilling business to Seawell Holding UK Limited. We recognized a gain of $35 million in connection with this transaction.
Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that 11 newbuild jackup rigs and two new deepwater semisubmersibles entered service during the first half of 2008. A total of 60 newbuild jackups and 40 deepwater newbuilds are reportedly scheduled to enter service worldwide during the remainder of 2008 and 2009. Many of these rigs are being built by market speculators, and while a majority of the deepwater rigs have secured commitments, more than half of the newbuild jackups are currently not contracted. The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services. These prices are extremely volatile. The average Brent oil price was $72.47 per barrel during 2007, or 11 percent higher than the average Brent oil price of $65.15 per barrel during 2006, following a 20 percent increase over 2005. The average Brent oil price increased further in the first half of 2008, averaging $109.17 per barrel.
U.S. natural gas prices reached a 20-year high in 2005, averaging $8.81 per thousand cubic feet (average Henry Hub monthly spot price). Natural gas prices moderated during 2007 and 2006, averaging $6.98 and $6.74 per thousand cubic feet, respectively. At June 30, 2008, the Henry Hub monthly spot price was $12.69 per thousand cubic feet, which represents an increase of 100 percent over the spot price of $6.36 per thousand cubic feet at June 30, 2007. We do not have significant exposure to the U.S. natural gas markets because we have only three mobile offshore drilling units (two contracted submersibles and one cold stacked submersible) currently deployed in the shallow waters of the U.S. Gulf of Mexico. However, the moderation of natural gas prices during 2007 and 2006 caused some competitors to move jackup rigs from the U.S. Gulf of Mexico market to various international markets, and these actions may increase competition within those markets.
We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in the level of demand for our drilling services or increases in the supply of drilling rigs into the market could have an adverse effect on our results of operations.

CONTRACT DRILLING SERVICES BACKLOG
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of June 30, 2008 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2008(1)	2009	2010	2011	2012-2016
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships(2)	$9,043,000	$729,000	$1,738,000	$1,833,000	$1,493,000	$3,250,000
Jackups/Submersibles	2,923,000	1,020,000	1,525,000	309,000	69,000	—

Total	$11,966,000	$1,749,000	$3,263,000	$2,142,000	$1,562,000	$3,250,000

Percent of Available Operating Days Committed(3)		89%	68%	31%	19%	8%

(1)	Represents a six-month period beginning July 1, 2008.

(2)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on absence of downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog amounts an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog amounts any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog amounts an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog amount for semisubmersibles/drillships includes approximately $347 million attributable to these performance bonuses.

(3)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2008 and 2009.
All of our contract drilling services backlog consists of commitments we believe to be firm. Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the succeeding periods for which the backlog is calculated.

INTERNAL INVESTIGATION
In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of Noble’s Board of Directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.
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
The independent outside counsel appointed by the audit committee to perform the internal investigation recently made a presentation of the results of its investigation to the DOJ and the SEC. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at June 30, 2008.
We are currently operating five jackup rigs offshore Nigeria. Four of these rigs have obtained extensions of temporary imports that permit the rigs to remain in Nigeria through November 28, 2008. The fifth rig has obtained a fresh temporary import permit that will permit the rig to remain in Nigeria through July 1, 2009. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria after expiration of the current terms of the temporary import permits. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact this may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record- keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, we have since the commencement of the internal investigation adopted, and may adopt additional, intermediate measures intended to enhance FCPA compliance procedures. Additional measures may be required once the investigation concludes.

RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
General
Net income for the three months ended June 30, 2008 (the “Current Quarter”) was $376 million, on operating revenues of $813 million, compared to net income for the three months ended June 30, 2007 (the “Comparable Quarter”) of $290 million, on operating revenues of $726 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following tables set forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2008 and 2007:

	Average Rig		Operating Days(2)			Average Dayrates
	Utilization(1)		Three Months Ended			Three Months Ended
	Three Months Ended		June 30,			June 30,
	June 30,				%			%
	2008	2007	2008	2007	Change	2008	2007	Change
Jackups	93%	98%	3,481	3,553	-2%	$147,081	$112,804	30%
Semisubmersibles >6,000’(3)	90%	100%	572	555	3%	323,830	285,758	13%
Semisubmersibles <6,000’(4)	100%	87%	273	239	14%	192,416	169,283	14%
Drillships	67%	100%	182	273	-33%	131,174	128,874	2%
Submersibles (5)	67%	100%	182	273	-33%	53,039	82,137	-35%

Total	90%	98%	4,690	4,893	-4%	$167,002	$134,364	24%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Beginning in October 2007, one of our three submersibles, the Noble Fri Rodli, was cold stacked.

Contract Drilling Services
The following tables set forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,		Change
	2008	2007	$	%

Operating Revenues:
Contract drilling services	$783,280	$657,504	$125,776	19%
Reimbursables (1)	19,646	19,856	(210)	-1%
Other	464	376	88	23%

	$803,390	$677,736	$125,654	19%

Operating Costs and Expenses:
Contract drilling services	$256,436	$212,050	$44,386	21%
Reimbursables (1)	16,565	16,706	(141)	-1%
Other	—	15	(15)	-100%
Depreciation and amortization	86,636	66,108	20,528	31%
Selling, general and administrative	19,526	19,743	(217)	-1%

	379,163	314,622	64,541	21%

Operating Income	$424,227	$363,114	$61,113	17%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the three months ended June 30, 2008 as compared to the same period in 2007 were primarily driven by increases in average dayrates. Average dayrates increased revenues approximately $160 million, while fewer operating days reduced revenues approximately $34 million.
Average dayrates increased 24 percent in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories, except for our submersible rigs, which were impacted by weakening demand in the shallow waters of the U.S. Gulf of Mexico.
The decrease in operating days in the Current Quarter as compared to the Comparable Quarter was primarily due to downtime of certain rigs in the Current Quarter. Unpaid shipyard days increased 171 days in the Current Quarter as compared to the Comparable Quarter, as the Noble Roy Butler, Noble Max Smith and Noble George McLeod each spent time in the shipyard during the Current Quarter for rig modifications and regulatory inspections, and the Noble Roger Eason is completing repairs for fire damage suffered in November 2007. Additionally, the Noble Fri Rodli, Noble Don Walker and Noble Carl Norberg spent an aggregate of 205 days stacked during the Current Quarter. These decreases in operating days were partially offset by increased operating days for two newbuilds, the ultra-deepwater semisubmersible Noble Clyde Boudreaux and the enhanced premium jackup Noble Roger Lewis, which were added to the fleet in June and September 2007, respectively.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased 21 percent for the three months ended June 30, 2008 over the same period in 2007. Newbuild rigs, including the Noble Clyde Boudreaux and Noble Roger Lewis, added $23 million of operating costs in the Current Quarter. Excluding the effect of these rigs, our labor costs increased $14 million in the Current Quarter over the Comparable Quarter due to higher compensation, including retention programs designed to retain key rig and operations personnel. The remaining $7 million of the operating cost increase in the Current Quarter over the Comparable Quarter was primarily due to increases in costs of daily rig operations, including catering, fuel, crew rotation, maintenance and safety and training costs.
The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on the Noble Clyde Boudreaux and Noble Roger Lewis and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.

Selling, general and administrative expenses remained primarily unchanged for the Current Quarter as compared to the Comparable Quarter. The Current Quarter expenses include approximately $4 million of costs incurred in the internal investigation of our Nigerian operations, while the Comparable Quarter includes severance costs related to executive departures.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,		Change
	2008	2007	$	%

Operating Revenues:
Labor contract drilling services	$8,218	$39,165	$(30,947)	-79%
Reimbursables (1)	1,318	8,752	(7,434)	-85%
Engineering and consulting	—	346	(346)	-100%
Other	15	—	15	* *

	$9,551	$48,263	$(38,712)	-80%

Operating Costs and Expenses:
Labor contract drilling services	$6,547	$32,454	$(25,907)	-80%
Reimbursables (1)	1,266	7,902	(6,636)	-84%
Engineering, consulting and other	—	7,240	(7,240)	-100%
Depreciation and amortization	1,200	2,215	(1,015)	-46%
Selling, general and administrative	141	559	(418)	-75%
Gain on disposal of assets, net	(35,521)	—	35,521	* *

	(26,367)	50,370	(76,737)	* *

Operating Income	$35,918	$(2,107)	$38,025	* *

**	Not a meaningful percentage.

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Our labor contract drilling services revenues decreased primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the second quarter of 2008, we returned the jackup Noble Kolskaya, operated under a bareboat charter, to its owner. The drilling contract for the Noble Kolskaya had been terminated and the jackup had been warm stacked since February 2008. Revenues during the second quarter of 2007 related to our North Sea labor contract business and Noble Kolskaya were $32 million.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased due to the sale of our North Sea labor contract business and the return of the Noble Kolskaya to its owner.
Engineering, consulting and other expenses decreased $7 million in the Current Quarter over the Comparable Quarter due to the sale of the rotary steerable assets and intellectual property of our Noble Downhole Technology Ltd. (“Downhole Technology”) subsidiary in November 2007. We no longer conduct engineering and consulting operations.
The decrease in depreciation and amortization was primarily due to lower depreciation expense on the Noble Kolskaya during the Current Quarter.

Other Items
Interest Expense. Interest expense, net of amount capitalized decreased $0.5 million primarily due to lower debt levels in the Current Quarter than the Comparable Quarter. Capitalized interest for the Current Quarter was $12 million as compared to $13 million for the Comparable Quarter.
Interest income and other, net. Interest income increased $1 million in the Current Quarter over the Comparable Quarter primarily as a result of higher cash and cash equivalent balances during the Current Quarter.
Income Tax Provision. The income tax provision increased $15 million primarily due to higher pre-tax earnings in the Current Quarter over the Comparable Quarter. The higher pre-tax earnings increased income tax expense by $20 million, offset by a lower effective tax rate of 18.5 percent in the Current Quarter compared to 19.5 percent in the Comparable Quarter, which decreased income tax expense by approximately $5 million. The lower effective tax rate in the Current Quarter resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
For the Six Months Ended June 30, 2008 and 2007
General
Net income for the six months ended June 30, 2008 (the “Current Period”) was $760 million, on operating revenues of $1.7 billion, compared to net income for the six months ended June 30, 2007 (the “Comparable Period”) of $540 million, on operating revenues of $1.4 billion.
Rig Utilization, Operating Days and Average Dayrates
The following tables set forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2008 and 2007:

	Average Rig
	Utilization(1)		Operating Days(2)			Average Dayrates
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,			June 30,
					%			%
	2008	2007	2008	2007	Change	2008	2007	Change
Jackups	95%	98%	7,082	7,065	—%	$146,195	$107,490	36%
Semisubmersibles >6,000’(3)	95%	100%	1,209	1,096	10%	307,019	273,023	12%
Semisubmersibles <6,000’(4)	100%	77%	546	419	30%	197,057	172,484	14%
Drillships	67%	97%	364	525	-31%	132,420	115,355	15%
Submersibles (5)	66%	97%	361	529	-32%	52,164	81,609	-36%

Total	92%	97%	9,562	9,634	-1%	$165,356	$128,137	29%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Beginning in October 2007, one of our three submersibles, the Noble Fri Rodli, was cold stacked.

Contract Drilling Services
The following tables set forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,		Change
	2008	2007	$	%

Operating Revenues:
Contract drilling services	$1,581,114	$1,234,419	$346,695	28%
Reimbursables (1)	40,812	39,625	1,187	3%
Other	651	606	45	7%

	$1,622,577	$1,274,650	$347,927	27%

Operating Costs and Expenses:
Contract drilling services	$492,388	$408,892	$83,496	20%
Reimbursables (1)	35,318	33,645	1,673	5%
Other	—	156	(156)	-100%
Depreciation and amortization	167,421	127,917	39,504	31%
Selling, general and administrative	39,422	33,403	6,019	18%

	734,549	604,013	130,536	22%

Operating Income	$888,028	$670,637	$217,391	32%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the six months ended June 30, 2008 as compared to the same period in 2007 were primarily driven by increases in average dayrates. Average dayrates increased revenues approximately $359 million for the six months ended June 30, 2008, while fewer operating days reduced revenues approximately $12 million.
Average dayrates increased 29 percent in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories, except for our submersible rigs, which were impacted by weakening demand in the shallow waters of the U.S. Gulf of Mexico.
The decrease in operating days in the Current Period as compared to the Comparable Period was primarily due to downtime of certain rigs in the Current Period. Unpaid shipyard days increased 184 days in the Current Period as compared to the Comparable Period, as the Noble Roy Butler, Noble Max Smith, Noble George McLeod and Noble Roy Rhodes each spent time in the shipyard during the Current Period for rig modifications and regulatory inspections, and the Noble Roger Eason is completing repairs for fire damage suffered in November 2007. Additionally, the Noble Fri Rodli, Noble Don Walker and Noble Carl Norberg spent an aggregate total of 296 days stacked during the Current Period. These decreases in operating days were partially offset by increased operating days for two newbuilds, the ultra-deepwater semisubmersible Noble Clyde Boudreaux and the enhanced premium jackup Noble Roger Lewis, which were added to the fleet in June and September 2007, respectively.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased 20 percent for the Current Period over the Comparable Period. Newbuild rigs, including the Noble Clyde Boudreaux and Noble Roger Lewis, added $41 million of operating costs in the Current Period. Excluding the effect of these rigs, our labor costs increased $26 million in the Current Period over the Comparable Period due to higher compensation, including retention programs designed to retain key rig and operations personnel. The remaining $16 million of the operating cost increase in the Current Period over the Comparable Period was primarily due to increases in costs of daily rig operations, including catering, fuel, crew rotation, maintenance and safety and training costs.

Depreciation and amortization increased in the Current Period over the Comparable Period due to depreciation on newbuilds added to the fleet, the Noble Clyde Boudreaux and Noble Roger Lewis, and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Selling, general and administrative expenses increased $6 million in the Current Period over the Comparable Period primarily due to $11 million of costs incurred in the internal investigation of our Nigerian operations in the Current Period. This increase in costs was partially offset by decreases in severance costs related to executive departures in the Comparable Period and reductions in administrative information technology costs.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,		Change
	2008	2007	$	%

Operating Revenues:
Labor contract drilling services	$39,149	$75,720	$(36,571)	-48%
Reimbursables (1)	12,610	20,126	(7,516)	-37%
Engineering and consulting	—	1,927	(1,927)	-100%
Other	30	—	30	* *

	$51,789	$97,773	$(45,984)	-47%

Operating Costs and Expenses:
Labor contract drilling services	$31,884	$60,857	$(28,973)	-48%
Reimbursables (1)	11,974	18,509	(6,535)	-35%
Engineering, consulting and other	—	11,140	(11,140)	-100%
Depreciation and amortization	3,314	4,471	(1,157)	-26%
Selling, general and administrative	1,518	1,125	393	35%
Gain on disposal of assets, net	(35,521)	—	35,521	* *

	13,169	96,102	(82,933)	-86%

Operating Income	$38,620	$1,671	$36,949	* *

**	Not a meaningful percentage.

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Our labor contract drilling services revenues decreased primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the second quarter of 2008, we returned the jackup Noble Kolskaya, operated under a bareboat charter, to its owner. The drilling contract for the Noble Kolskaya had been terminated and the jackup had been warm stacked since February 2008. Revenues during the Comparable Period related to our North Sea labor contract business and Noble Kolskaya were $61 million as compared to $22 million for the Current Period.
Engineering, consulting and other operating revenues decreased $2 million in the Current Period over the Comparable Period due to closure of the operations of our Triton Engineering Services, Inc. (“Triton”) subsidiary in March 2007 and the sale of the rotary steerable assets and intellectual property of our Downhole Technology subsidiary in November 2007. We no longer conduct engineering and consulting operations.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased due to the sale of our North Sea labor contract business and the return of the Noble Kolskaya to its owner.
Engineering, consulting and other expenses decreased $11 million due to the sale of the rotary steerable assets and intellectual property of Downhole Technology and the closure of the operations of Triton. The Comparable Period included $8 million of additional costs associated with the sale and closure of these non-core assets.

The decrease in depreciation and amortization was primarily due to lower depreciation expense on the Noble Kolskaya during the Current Period.
Other Items
Interest Expense. Interest expense, net of amount capitalized decreased $1 million primarily due to lower debt levels in the Current Period than the Comparable Period. Capitalized interest for the Current Period was $24 million as compared to $25 million for the Comparable Period.
Interest income and other, net. Interest income increased $3 million in the Current Period over the Comparable Period primarily as a result of higher cash and cash equivalent balances during the Current Period.
Income Tax Provision. The income tax provision increased $39 million primarily due to higher pre-tax earnings in the Current Period over the Comparable Period. The higher pre-tax earnings increased income tax expense by $50 million, offset by a lower effective tax rate of 18.2 percent in the Current Period compared to 19.5 percent in the Comparable Period, which decreased income tax expense by approximately $12 million. The lower effective tax rate in the Current Period resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal capital resource in the Current Period was net cash from operating activities of $936 million, which compared to $632 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to higher net income. At June 30, 2008, we had cash and cash equivalents of $321 million and $451 million available under our bank credit facility described under “Credit Facilities and Long-Term Debt” below. We had working capital of $506 million and $367 million at June 30, 2008 and December 31, 2007, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 13 percent at June 30, 2008 and 15 percent at December 31, 2007. Additionally, at June 30, 2008, we had a total contract drilling services backlog of approximately $12 billion. Our backlog reflects a commitment of 89% of operating days for the remainder of 2008 and 68% for 2009. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
On February 2, 2007, Noble’s Board of Directors increased our share repurchase program authorization by 20 million shares, resulting in 30.5 million shares authorized for repurchase. During the three months ended March 31, 2008, we repurchased 0.6 million of our ordinary shares pursuant to this program at an average price of $44.81 per share for a total cost of $27 million. No shares were repurchased during the second quarter of 2008. During 2007, we repurchased 4.2 million of our ordinary shares at an average price of $42.31 per share for a total cost of $179 million. At June 30, 2008, 25.7 million shares remained available for repurchase under such authorization. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.
We have contributed an aggregate of $17 million to our pension plans in 2008, which represents the total contributions expected to be made in 2008, subject to applicable law.
In April 2008, Noble’s Board of Directors declared a special cash dividend of $0.75 per ordinary share. The special dividend was paid on May 16, 2008 to holders of record on April 30, 2008 and totaled approximately $202 million. Our quarterly cash dividend declaration, paid on May 30, 2008 to holders of record on May 14, 2008, was $0.04 per ordinary share, or approximately $43 million annualized.
On August 1, 2008, Noble’s Board of Directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on August 13, 2008, with a distribution date of August 29, 2008.

The declaration and payment of dividends in the future are at the discretion of Noble’s Board of Directors and the amount thereof will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s Board of Directors.
Capital Expenditures
Capital expenditures totaled $525 million and $579 million for the six months ended June 30, 2008 and 2007, respectively.
We have five rigs under construction, resulting in capital expenditures for new construction in the Current Quarter and Current Period totaling $176 million and $311 million, respectively. Capital expenditures for new construction in the Current Period included $120 million for the Noble Danny Adkins, $96 million for the Noble Jim Day and $61 million for the Noble Dave Beard. Additionally, the Current Period included $34 million for our remaining newbuilds, which includes the Noble Hans Deul and Noble Scott Marks, each of which is an F&G JU-2000E enhanced premium newbuild jackup under construction. Other capital expenditures totaled $162 million in the Current Period and included approximately $59 million for major upgrade projects. Major maintenance expenditures totaled $53 million in the Current Period.
Our capital expenditures and major maintenance expenditures for 2008 are budgeted at approximately $1.45 billion. In connection with our 2008 and future capital expenditure programs, we had entered into certain commitments, including shipyard and purchase commitments, of approximately $729 million outstanding at June 30, 2008.
From time to time we consider possible projects that would require capital expenditures or other cash expenditures which are not included in our capital budget, and such unbudgeted capital or cash expenditures could be significant. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed planned capital expenditures include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.
We believe that our cash and cash equivalents, net cash from operating activities, available capacity under the bank credit facility, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.
Credit Facilities and Long-Term Debt
We have a $600 million unsecured credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. At June 30, 2008, we had $50 million in borrowings and $99 million of letters of credit outstanding under this facility, leaving $451 million remaining available thereunder.
In addition to letters of credit issued under the Credit Facility, we had letters of credit of $111 million and performance and tax assessment bonds totaling $252 million supported by surety bonds outstanding at June 30, 2008. Of the total $210 million in letters of credit outstanding at June 30, 2008, $159 million were issued to support bank bonds in connection with the temporary import extensions for our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Our debt decreased from $785 million (including current maturities of $10 million) at December 31, 2007 to $729 million (including current maturities of $28 million) at June 30, 2008, due to debt repayments under the Credit Facility of $50 million coupled with other debt repayments of $5 million. At June 30, 2008 and December 31, 2007, we had no off-balance sheet debt or other off-balance sheet arrangements. At June 30, 2008, we were in compliance with all our debt covenants.

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
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. SFAS No. 162 is not expected to have a material impact on our consolidated financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR. At June 30, 2008, there was $50 million outstanding under the Credit Facility. A change of one percent in the interest rate would cause a $0.5 million change in interest expense on an annual basis on this amount of borrowings.
Foreign Currency Risk
Although we conduct business globally, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With certain exceptions, typically involving national oil companies, we structure our drilling contracts entirely in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset one another, we do not currently have material amounts of assets, liabilities, or financial instruments that are sensitive to foreign currency exchange rates.
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
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward currency contracts settling monthly in Euros and British Pounds. The Euro-denominated forward currency contracts settling in the remainder of 2008 represent approximately 21 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2008 represent approximately 9 percent of our forecasted British Pound requirements.

The notional amount of forward contracts outstanding at June 30, 2008 was approximately 3 million Euros and 2 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $7 million at June 30, 2008. The fair market value of outstanding forward contracts was $0.7 million at June 30, 2008. A one percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $0.1 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally contributed plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At June 30, 2008, our liability under the Restoration Plan totaled $12 million. A one percent increase or decrease in the fair value of the phantom investments would increase or decrease our liability by $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Noble’s Chairman of the Board, President and Chief Executive Officer, David W. Williams, and Noble’s Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to June 30, 2008, we converted certain financial applications to our new enterprise resource planning (“ERP”) system. As a result, several process level control procedures were changed in order to conform to the new ERP system. While we believe that the new ERP system will ultimately strengthen our internal control over financial reporting, there are inherent issues associated with transitioning to a new system and we could experience control and implementation issues that impact our financial reporting. In the event that such an issue occurs, we have manual procedures in place which would allow us to continue to record and report results from the new ERP system. No other changes in our internal control over financial reporting have occurred subsequent to June 30, 2008 which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in the first five paragraphs in Note 10 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007 in response to Item 1A of Part I of Form 10-K, and in our Form 10-Q for the quarter ended March 31, 2008 in response to Item 1A to Part II of Form 10-Q, except to the extent the following item is updated or otherwise modified:
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
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We are operating drilling units offshore Nigeria under temporary import permits, and we may not be able to obtain temporary import permits in the future for these units necessary to continue uninterrupted operations in Nigerian waters for the duration of the units’ drilling contracts. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how such changes may impact our business there. For additional information regarding our ongoing internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation”. Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.

During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. NIMASA and the Minister of Transportation have filed a preliminary objection to our originating summons and the proceeding. A ruling on the preliminary objections is scheduled for October 2008. We intend to oppose the preliminary objection and take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to purchases by us of Noble’s ordinary shares:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number		Average	as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs (2)	or Programs (2)
April 2008	6,913	(1)	$58.45	—	25,712,000
May 2008	483	(1)	$54.81	—	25,712,000
June 2008	—		$—	—	25,712,000

(1)	Acquired by surrender of ordinary shares to us by employees for withholding taxes payable upon the vesting of restricted stock.

(2)
No share repurchases were made in the quarter ended June 30, 2008 pursuant to the share repurchase plan, which Noble’s Board of Directors authorized and adopted and that we announced on January 31, 2002. On February 2, 2007, we announced that Noble’s Board of Directors had increased the share repurchase authorization by 20 million shares, resulting in 30.5 million shares authorized for repurchase. Our repurchase program has no date of expiration.

ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION
DATE: August 8, 2008	By:	/s/ DAVID W. WILLIAMS
David W. Williams
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS L. MITCHELL
Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

10.1 *
Separation agreement between Noble Corporation and Robert D. Campbell dated May 13, 2008 (filed as exhibit 10.1 to Noble Corporation’s Current Report on Form 8-K filed on May 16, 2008 and incorporated herein by reference).

31.1	Certification of David W. Williams Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1 +	Certification of David W. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.