Form 10-Q
period 2008-09-30
NOBLE CORP
filed 2008-11-07
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Ordinary Shares outstanding at October 31, 2008: 263,936,894

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$213,653	$161,058
Accounts receivable	662,178	613,115
Insurance receivables	—	39,066
Prepaid expenses	40,110	20,721
Other current assets	48,514	26,231

Total current assets	964,455	860,191

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	7,115,513	6,354,782
Other	100,961	80,169

	7,216,474	6,434,951
Accumulated depreciation	(1,821,411)	(1,639,035)

	5,395,063	4,795,916

OTHER ASSETS	251,639	219,899

	$6,611,157	$5,876,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$25,352	$10,334
Accounts payable	305,718	198,395
Accrued payroll and related costs	94,814	115,914
Taxes payable	70,030	85,641
Interest payable	7,434	9,951
Other current liabilities	51,808	72,537

Total current liabilities	555,156	492,772

LONG-TERM DEBT	701,519	774,182
DEFERRED INCOME TAXES	296,250	240,621
OTHER LIABILITIES	100,637	65,705

	1,653,562	1,573,280

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(5,101)	(5,596)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 263,807 and 268,223 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	26,381	26,822
Capital in excess of par value	439,679	683,697
Retained earnings	4,511,660	3,602,870
Accumulated other comprehensive loss	(15,024)	(5,067)

	4,962,696	4,308,322

	$6,611,157	$5,876,006

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

OPERATING REVENUES
Contract drilling services	$835,198	$718,756	$2,416,312	$1,953,175
Reimbursables	18,087	31,478	71,509	91,229
Labor contract drilling services	8,197	40,622	47,346	116,342
Engineering, consulting and other	499	420	1,180	2,953

	861,981	791,276	2,536,347	2,163,699

OPERATING COSTS AND EXPENSES
Contract drilling services	253,729	227,276	746,117	636,168
Reimbursables	16,494	27,675	63,786	79,829
Labor contract drilling services	5,410	32,324	37,294	93,181
Engineering, consulting and other	—	6,073	—	17,369
Depreciation and amortization	92,671	77,992	263,406	210,380
Selling, general and administrative	16,027	24,617	56,967	59,145
Hurricane losses and recoveries, net	10,000	1,600	10,000	1,600
Gain on disposal of assets, net	—	—	(35,521)	—

	394,331	397,557	1,142,049	1,097,672

OPERATING INCOME	467,650	393,719	1,394,298	1,066,027

OTHER INCOME (EXPENSE)
Interest expense, net of amount capitalized	(601)	(9,146)	(2,432)	(11,881)
Interest income and other, net	2,304	6,954	7,013	8,624

INCOME BEFORE INCOME TAXES	469,353	391,527	1,398,879	1,062,770
INCOME TAX PROVISION	(86,831)	(73,247)	(256,451)	(204,139)

NET INCOME	$382,522	$318,280	$1,142,428	$858,631

NET INCOME PER SHARE:
Basic	$1.44	$1.19	$4.30	$3.22
Diluted	$1.43	$1.18	$4.26	$3.19

DIVDENDS PER SHARE	$0.04	$0.04	$0.87	$0.12

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	264,746	266,684	265,883	266,575
Diluted	267,041	269,476	268,266	269,270
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,142,428	$858,631
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	263,406	210,380
Impairment loss on assets	—	10,189
Hurricane losses and recoveries, net	10,000	1,600
Deferred income tax provision	14,102	13,197
Share-based compensation expense	28,274	25,951
Pension contributions	(17,445)	(37,615)
Gain on disposal of assets, net	(35,521)	—
Other, net	(3,935)	22,427
Other changes in current assets and liabilities:
Accounts receivable	(49,063)	(111,363)
Hurricane insurance receivables	17,319	—
Other current assets	(43,891)	18,535
Accounts payable	(2,406)	(36,914)
Other current liabilities	8,397	20,367

Net cash from operating activities	1,331,665	995,385

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(563,349)	(541,976)
Other capital expenditures	(243,843)	(330,707)
Major maintenance expenditures	(72,918)	(69,756)
Accrued capital expenditures	92,719	55,940
Hurricane insurance receivables	21,747	—
Proceeds from disposal of assets	39,134	4,643

Net cash from investing activities	(726,510)	(881,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	—	685,000
Short-term debt payment	—	(685,000)
Borrowings on bank credit facilities	—	220,000
Payments on bank credit facilities	(50,000)	(120,000)
Payments of other long-term debt	(7,682)	(7,158)
Net proceeds from employee stock transactions	10,070	24,713
Dividends paid	(233,638)	(21,528)
Repurchases of ordinary shares	(271,310)	(120,687)

Net cash from financing activities	(552,560)	(24,660)

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,595	88,869

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	161,058	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,653	$150,579

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Ordinary		Excess of	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2007	268,223	$26,822	$683,697	$3,602,870	$(5,067)	$4,308,322

Share-based compensation:
Share-based compensation	1,145	114	28,160	—	—	28,274
Contribution to employee benefit plans	10	1	621	—	—	622
Exercise of stock options	848	86	18,019	—	—	18,105
Tax benefit of stock option exercised	—	—	4,895	—	—	4,895
Restricted shares surrendered for withholding taxes or forfeited	(454)	(46)	(7,989)	—	—	(8,035)

Repurchases of ordinary shares	(5,965)	(596)	(287,724)	—	—	(288,320)
Net income	—	—	—	1,142,428	—	1,142,428
Dividends paid ($0.87 per share)	—	—	—	(233,638)	—	(233,638)
Other comprehensive loss, net	—	—	—	—	(9,957)	(9,957)

Balance at September 30, 2008	263,807	$26,381	$439,679	$4,511,660	$(15,024)	$4,962,696

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2008	2007

NET INCOME	$382,522	$318,280

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(4,259)	2,225
Foreign currency forward contract activity	(663)	1,414
Amortization of deferred pension plan amounts	169	504

Other comprehensive income (loss)	(4,753)	4,143

COMPREHENSIVE INCOME	$377,769	$322,423

	Nine Months Ended September 30,
	2008	2007

NET INCOME	$1,142,428	$858,631

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(8,323)	4,777
Foreign currency forward contract activity	(2,219)	363
Pension plan actuarial loss	—	(5,580)
Amortization of deferred pension plan amounts	585	1,288

Other comprehensive income (loss)	(9,957)	848

COMPREHENSIVE INCOME	$1,132,471	$859,479

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
On July 27, 2007, Noble’s Board of Directors approved what is commonly referred to in the United States as a “two-for-one stock split” of Noble’s ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. The stock dividend was distributed on August 28, 2007 when shareholders of record were issued one additional ordinary share for each ordinary share held. All share and per share data included in the unaudited consolidated financial statements and accompanying notes have been adjusted to reflect the stock split for all periods presented.
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
NOTE 2 — NET INCOME PER SHARE
The following table reconciles the basic and diluted average shares outstanding for net income per share computations (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average shares outstanding — basic	264,746	266,684	265,883	266,575

Effect of potentially dilutive shares:
Stock options and awards	2,295	2,792	2,383	2,695

Weighted-average shares outstanding — diluted	267,041	269,476	268,266	269,270

Net income — basic and diluted	$382,522	$318,280	$1,142,428	$858,631

Net income per share:
Basic	$1.44	$1.19	$4.30	$3.22
Diluted	$1.43	$1.18	$4.26	$3.19
Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the three months ended September 30, 2008 and 2007, stock options and awards totaling 0.2 million and 0.7 million shares, respectively, were excluded from the diluted net income per share calculation as they were not dilutive. For the nine months ended September 30, 2008 and 2007, stock options and awards totaling 0.2 million and 0.7 million shares, respectively, were excluded from the diluted net income per share calculation as they were not dilutive.
NOTE 3 — PROPERTY AND EQUIPMENT
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $11 million and $35 million for the three and nine months ended September 30, 2008, respectively, and $13 million and $38 million for the three and nine months ended September 30, 2007, respectively.
Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All damaged rigs returned to work by April 2006. Our insurance receivables at December 31, 2007 relating to claims for hurricane damage were $39 million, which we received during the first quarter of 2008 as final settlement of all remaining hurricane-related claims and receivables for physical damage and loss of hire for Hurricanes Katrina and Rita.
Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage during the third quarter of 2008 as a result of Hurricanes Ike and Gustav. All damaged rigs have subsequently returned to work. During the third quarter of 2008, we recorded a $10 million charge for the non-reimbursable portion of rig damages for our rigs that sustained damage as a result of Hurricane Ike.
NOTE 4 — ASSET DISPOSALS
During the second quarter of 2008, we sold our North Sea labor contract drilling services business to Seawell Holding UK Limited (“Seawell”) for $35 million plus working capital. This sale included labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. In connection with this transaction, we recognized a gain of $35 million, net of closing costs, which included approximately $5 million in cumulative currency translation adjustments.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 5 — DEBT
Long-term debt consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Credit Facility	$50,000	$100,000
6.95% Senior Notes due 2009	149,996	149,987
7.50% Senior Notes due 2019	201,695	201,695
5.875% Senior Notes due 2013	299,828	299,800
Project Financing — Thompson Notes	25,352	33,034

Total Debt	726,871	784,516
Current Maturities	(25,352)	(10,334)

Long-term Debt	$701,519	$774,182

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
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At September 30, 2008, we had $50 million in borrowings and no letters of credit outstanding, leaving $550 million available under the Credit Facility.
At September 30, 2008 and December 31, 2007, the weighted average interest rate for outstanding borrowings under the Credit Facility was 3.4 percent and 5.2 percent, respectively.
NOTE 6 — INCOME TAXES
At December 31, 2007, the reserves for uncertain tax positions totaled $61 million (net of related tax benefits of $7 million). At September 30, 2008, the reserves for uncertain tax positions increased to $89 million (net of related tax benefits of $4 million). The increase in uncertain tax positions at September 30, 2008 was primarily due to tax positions taken on returns filed in one of our foreign jurisdictions. If these reserves of $89 million are not realized, the provision for income taxes would be reduced by $63 million and equity would be directly increased by $26 million.
We do not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our financial position or results of operations.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 7 — EMPLOYEE BENEFIT PLANS
Pension costs include the following components:

	Three Months Ended September 30,
	2008		2007
	International	Domestic	International	Domestic

Service cost	$1,030	$1,574	$910	$1,665
Interest cost	1,057	1,615	959	1,495
Return on plan assets	(1,463)	(2,228)	(1,348)	(1,650)
Amortization of prior service cost	—	97	—	99
Amortization of transition obligation	35	—	18	—
Recognized net actuarial loss	16	88	251	380

Net pension expense	$675	$1,146	$790	$1,989

	Nine Months Ended September 30,
	2008		2007
	International	Domestic	International	Domestic

Service cost	$3,871	$4,721	$3,845	$4,995
Interest cost	3,557	4,844	3,131	4,485
Return on plan assets	(4,841)	(6,682)	(3,610)	(4,950)
Amortization of prior service cost	—	293	—	297
Amortization of transition obligation	121	—	139	—
Recognized net actuarial loss	96	262	359	1,140

Net pension expense	$2,804	$3,438	$3,864	$5,967

In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans become fully funded over a seven-year period beginning in 2008 and increases the amount we are allowed to contribute to our domestic pension plans in the near term.
During the nine months ended September 30, 2008, we contributed $17 million to our pension plans, and expect to contribute an additional $4 million during the remainder of 2008. The aggregate $21 million in contributions represents the total contributions expected to be made in 2008, subject to applicable law.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally contributed plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At September 30, 2008, our liability under the Restoration Plan totaled $10 million. During the third quarter of 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $10 million at September 30, 2008.
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
Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three or nine months ended September 30, 2008 and 2007 related to these derivative instruments.
Cash Flow Hedges
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. During the third quarter of 2008, we settled all outstanding forward contracts related to our North Sea operations.
The balance of the net unrealized gain related to our forward contracts included in Accumulated other comprehensive loss and related activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net unrealized gain at beginning of period	$663	$2,166	$2,219	$3,217
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(663)	(939)	(2,219)	(2,450)
Net unrealized gain on outstanding forward contracts	—	2,353	—	2,813

Net unrealized gain at end of period	$—	$3,580	$—	$3,580

Fair Value Hedges
During the third quarter of 2008, we entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2008, the aggregate notional amount of the forward contracts was 80 million Euros. Each forward contract settles in connection with required payments per the contract. We are accounting for these forward contracts as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in Other current assets/liabilities or Other assets/liabilities, depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in Other current liabilities and Other liabilities, totaled approximately $3.8 million at September 30, 2008.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2008				December 31, 2007
Estimated Fair Value
Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$12,592	$12,592	$—	$—	$—	$—

Liabilities —
Forward contracts	$3,802	$—	$3,802	$—	$2,219	$2,219
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of Noble, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at September 30, 2008) and a customs bond in the amount of 970 million Indian Rupees (or $21 million at September 30, 2008), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. NACL is seeking the return or cancellation of its previously posted custom bond and bank guarantees, but no hearing has been scheduled. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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
Certain of our international income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $96 million (including interest and penalties). We believe audit claims of an additional $17 million to $19 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including claims purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At October 31, 2008, there were approximately 39 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. NIMASA and the Minister of Transportation filed a preliminary objection to our originating summons and the proceeding. On October 21, 2008, the High Court dismissed the objection as being without merit and scheduled for argument our originating summons on December 17, 2008. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. Our March 2008 insurance program renewal included an annual aggregate coverage limit of $200 million applicable to our drilling units operating in the U.S. Gulf of Mexico for physical damage and loss of hire on certain units resulting from named windstorm perils. This aggregate coverage limit may not fully insure our losses in the event that one or more named windstorms damage our drilling units in the U.S. Gulf of Mexico. The reduced coverage does not apply to our units in the Mexican portion of the Gulf of Mexico. We presently have five semisubmersibles and three submersibles in the U.S. Gulf of Mexico. We maintain a $10 million deductible on our marine hull and machinery coverage, and loss of hire coverage is subject to a 60-day waiting period deductible for named U.S. Gulf of Mexico windstorms and a 45-day waiting period for all other perils.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
On September 12, 2008, Hurricane Ike passed through the oil and gas fields of the U.S. Gulf of Mexico causing damage to certain of our rigs. The $200 million aggregate insurance limit available to our rigs operating in the U.S. Gulf of Mexico was sufficient to cover the loss, with the exception of the physical damage deductible and the loss of hire waiting period.
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy has a standard deductible of $1 million per occurrence, and we retain $5 million of claims in the aggregate beyond the standard deductible.
In connection with our 2008 and future capital expenditure programs, we had entered into certain commitments, including shipyard and purchase commitments, of approximately $1.1 billion at September 30, 2008.
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
The audit committee commissioned the internal investigation after our management brought to the attention of the audit committee a news release issued by another company. The news release disclosed the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. Our drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review our own practices in this regard.
We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was underway. We have been cooperating, and intend to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
The independent outside counsel appointed by the audit committee to perform the internal investigation recently made a presentation of the results of its investigation to the DOJ and the SEC. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at September 30, 2008.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
We are currently operating four jackup rigs offshore Nigeria under extensions of temporary import permits that allow the rigs to remain in Nigeria through November 28, 2008. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria after expiration of the current terms of the temporary import permits. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact this may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, we have adopted additional measures intended to enhance FCPA compliance procedures. Further measures may be required once the investigation concludes.
For the three and nine months ended September 30, 2008, we incurred legal fees and related costs of $2 million and $14 million, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.

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
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segment for the three and nine months ended September 30, 2008 and 2007 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items. All prior period amounts have been reclassified to conform to the current presentation.

	Three Months Ended September 30,
	2008			2007
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$852,519	$9,462	$861,981	$743,391	$47,885	$791,276
Depreciation and amortization	90,923	1,748	92,671	75,627	2,365	77,992
Segment operating income (loss)	466,377	1,273	467,650	393,949	(230)	393,719
Interest expense, net of amount capitalized	581	20	601	1,056	8,090	9,146
Income tax provision (benefit)	75,179	11,652	86,831	73,463	(216)	73,247
Segment profit (loss)	392,224	(9,702)	382,522	318,595	(315)	318,280
Total assets (at end of period)	6,197,987	413,170	6,611,157	5,122,966	385,947	5,508,913
Capital expenditures	347,207	8,010	355,217	338,502	24,777	363,279

	Nine Months Ended September 30,
	2008			2007
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$2,475,096	$61,251	$2,536,347	$2,018,041	$145,658	$2,163,699
Depreciation and amortization	258,344	5,062	263,406	203,544	6,836	210,380
Segment operating income	1,354,405	39,893	1,394,298	1,064,587	1,440	1,066,027
Interest expense, net of amount capitalized	2,184	248	2,432	3,398	8,483	11,881
Income tax provision (benefit)	247,619	8,832	256,451	210,893	(6,754)	204,139
Segment profit	1,109,827	32,601	1,142,428	849,888	8,743	858,631
Total assets (at end of period)	6,197,987	413,170	6,611,157	5,122,966	385,947	5,508,913
Capital expenditures	849,226	30,884	880,110	840,168	102,271	942,439

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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We do not expect SFAS No. 162 to have a material impact on our financial position or results of operations.
In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. The application of FSP FAS 157-3 did not have a material affect on our consolidated financial statements.
NOTE 13 — SUBSEQUENT EVENT
On October 31, 2008, Noble’s Board of Directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on November 12, 2008, with a distribution date of December 1, 2008.
NOTE 14 — GUARANTEES OF REGISTERED SECURITIES
Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling. These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019 (the “ND Notes”), which had outstanding principal balances at September 30, 2008 of $150 million and $202 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the ND Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the ND Notes.
In connection with the 2006 issuance of Noble’s 5.875% Senior Notes due 2013 (the “Noble Notes”), Noble Drilling guaranteed the payment of the Noble Notes. Noble Drilling’s guarantee of the Noble Notes is full and unconditional. The outstanding principal balance of the Noble Notes at September 30, 2008 was $300 million.
The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting. Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
September 30, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,253	$332	$27	$150,041	$—	$213,653
Accounts receivable	—	19,123	7,414	635,641	—	662,178
Insurance receivables	—	—	—	—	—	—
Prepaid expenses	—	959	105	39,046	—	40,110
Accounts receivable from affiliates	115,943	—	575,229	961,230	(1,652,402)	—
Other current assets	5,541	52	20	105,172	(62,271)	48,514

Total current assets	184,737	20,466	582,795	1,891,130	(1,714,673)	964,455

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,812,371	113,592	5,189,550	—	7,115,513
Other	—	225	—	100,736	—	100,961

	—	1,812,596	113,592	5,290,286	—	7,216,474
Accumulated depreciation	—	(105,749)	(68,948)	(1,646,714)	—	(1,821,411)

	—	1,706,847	44,644	3,643,572	—	5,395,063

NOTES RECEIVABLE FROM AFFILIATES	511,835	20,963	44,159	1,741,721	(2,318,678)	—
INVESTMENTS IN AFFILIATES	5,061,494	6,403,915	3,370,046	—	(14,835,455)	—
OTHER ASSETS	3,135	5,644	6,547	236,313	—	251,639

	$5,761,201	$8,157,835	$4,048,191	$7,512,736	$(18,868,806)	$6,611,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$27,756	$—	$25,352	$(27,756)	$25,352
Accounts payable	—	4,972	11,211	289,535	—	305,718
Accrued payroll and related costs	17,021	205	9,735	67,853	—	94,814
Taxes payable	—	8,846	—	61,184	—	70,030
Interest payable	10,677	16,270	14,551	451	(34,515)	7,434
Accounts payable to affiliates	—	1,652,402	—	—	(1,652,402)	—
Other current liabilities	—	4	1	51,803	—	51,808

Total current liabilities	27,698	1,710,455	35,498	496,178	(1,714,673)	555,156

LONG-TERM DEBT	349,828	—	351,691	—	—	701,519
NOTES PAYABLE TO AFFILIATES	414,300	1,207,421	120,000	576,957	(2,318,678)	—
DEFERRED INCOME TAXES	—	8,977	13,045	274,228	—	296,250
OTHER LIABILITIES	6,679	30,234	3,858	59,866	—	100,637

	798,505	2,957,087	524,092	1,407,229	(4,033,351)	1,653,562

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	(5,101)	—	(5,101)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,381	—	—	—	—	26,381
Capital in excess of par value	439,679	1,279,983	870,744	1,270,234	(3,420,961)	439,679
Retained earnings	4,511,660	3,920,765	2,652,730	4,855,398	(11,428,893)	4,511,660
Accumulated other comprehensive income (loss)	(15,024)	—	625	(15,024)	14,399	(15,024)

	4,962,696	5,200,748	3,524,099	6,110,608	(14,835,455)	4,962,696

	$5,761,201	$8,157,835	$4,048,191	$7,512,736	$(18,868,806)	$6,611,157

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

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$69,695	$14,583	$779,920	$(29,000)	$835,198
Reimbursables	—	277	41	17,769	—	18,087
Labor contract drilling services	—	—	—	8,197	—	8,197
Engineering, consulting and other	—	(10)	—	509	—	499

	—	69,962	14,624	806,395	(29,000)	861,981

OPERATING COSTS AND EXPENSES
Contract drilling services	5,294	10,536	6,171	260,728	(29,000)	253,729
Reimbursables	—	254	34	16,206	—	16,494
Labor contract drilling services	—	—	—	5,410	—	5,410
Engineering, consulting and other	—	—	—	—	—	—
Depreciation and amortization	—	9,185	1,930	81,556	—	92,671
Selling, general and administrative	2,328	1,634	460	11,605	—	16,027
Hurricane losses and recoveries, net	—	—	—	10,000	—	10,000
Gain on disposal of assets, net	—	—	—	—	—	—

	7,622	21,609	8,595	385,505	(29,000)	394,331

OPERATING INCOME (LOSS)	(7,622)	48,353	6,029	420,890	—	467,650

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	393,270	343,368	71,773	—	(808,411)	—
Interest expense, net of amount capitalized	(5,047)	(10,138)	(6,388)	8,975	11,997	(601)
Interest income and other, net	2,352	1	—	11,948	(11,997)	2,304

INCOME BEFORE INCOME TAXES	382,953	381,584	71,414	441,813	(808,411)	469,353
INCOME TAX (PROVISION) BENEFIT	(431)	2,176	(2,613)	(85,963)	—	(86,831)

NET INCOME	$382,522	$383,760	$68,801	$355,850	$(808,411)	$382,522

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$36,351	$15,448	$682,505	$(15,548)	$718,756
Reimbursables	—	83	267	31,128	—	31,478
Labor contract drilling services	—	—	—	40,622	—	40,622
Engineering, consulting and other	—	—	—	420	—	420

	—	36,434	15,715	754,675	(15,548)	791,276

OPERATING COSTS AND EXPENSES
Contract drilling services	5,320	8,546	6,113	222,845	(15,548)	227,276
Reimbursables	—	62	266	27,347	—	27,675
Labor contract drilling services	—	—	—	32,324	—	32,324
Engineering, consulting and other	—	—	—	6,073	—	6,073
Depreciation and amortization	—	6,539	1,515	69,938	—	77,992
Selling, general and administrative	3,676	1,010	327	19,604	—	24,617
Hurricane losses and recoveries, net	—	—	—	1,600	—	1,600

	8,996	16,157	8,221	379,731	(15,548)	397,557

OPERATING INCOME (LOSS)	(8,996)	20,277	7,494	374,944	—	393,719

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	387,937	365,727	202,504	—	(956,168)	—
Interest expense, net of amount capitalized	(61,970)	(11,213)	(6,448)	11,734	58,751	(9,146)
Interest income and other, net	920	1	—	64,784	(58,751)	6,954

INCOME BEFORE INCOME TAXES	317,891	374,792	203,550	451,462	(956,168)	391,527
INCOME TAX (PROVISION) BENEFIT	389	1,426	(21,862)	(53,200)	—	(73,247)

NET INCOME	$318,280	$376,218	$181,688	$398,262	$(956,168)	$318,280

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$185,769	$38,875	$2,267,968	$(76,300)	$2,416,312
Reimbursables	—	1,177	200	70,132	—	71,509
Labor contract drilling services	—	—	—	47,346	—	47,346
Engineering, consulting and other	—	(8)	1	1,187	—	1,180

	—	186,938	39,076	2,386,633	(76,300)	2,536,347

OPERATING COSTS AND EXPENSES
Contract drilling services	17,639	29,017	19,022	756,739	(76,300)	746,117
Reimbursables	—	1,011	188	62,587	—	63,786
Labor contract drilling services	—	—	—	37,294	—	37,294
Engineering, consulting and other	—	—	—	—	—	—
Depreciation and amortization	—	25,314	5,342	232,750	—	263,406
Selling, general and administrative	7,532	4,621	1,381	43,433	—	56,967
Hurricane losses and recoveries, net	—	—	—	10,000	—	10,000
Gain on disposal of assets, net	—	—	—	(35,521)	—	(35,521)

	25,171	59,963	25,933	1,107,282	(76,300)	1,142,049

OPERATING INCOME (LOSS)	(25,171)	126,975	13,143	1,279,351	—	1,394,298

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	1,180,153	1,046,513	361,425	—	(2,588,091)	—
Interest expense, net of amount capitalized	(18,430)	(30,684)	(19,164)	27,117	38,729	(2,432)
Interest income and other, net	6,703	1	—	39,038	(38,729)	7,013

INCOME BEFORE INCOME TAXES	1,143,255	1,142,805	355,404	1,345,506	(2,588,091)	1,398,879
INCOME TAX (PROVISION) BENEFIT	(827)	6,205	(3,873)	(257,956)	—	(256,451)

NET INCOME	$1,142,428	$1,149,010	$351,531	$1,087,550	$(2,588,091)	$1,142,428

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$103,977	$43,922	$1,851,413	$(46,137)	$1,953,175
Reimbursables	—	439	722	90,068	—	91,229
Labor contract drilling services	—	—	—	116,342	—	116,342
Engineering, consulting and other	—	6	—	2,947	—	2,953

	—	104,422	44,644	2,060,770	(46,137)	2,163,699

OPERATING COSTS AND EXPENSES
Contract drilling services	16,030	21,554	20,767	623,954	(46,137)	636,168
Reimbursables	—	369	716	78,744	—	79,829
Labor contract drilling services	—	—	—	93,181	—	93,181
Engineering, consulting and other	—	—	400	16,969	—	17,369
Depreciation and amortization	—	19,311	4,048	187,021	—	210,380
Selling, general and administrative	9,912	2,967	973	45,293	—	59,145
Hurricane losses and recoveries, net	—	—	—	1,600	—	1,600

	25,942	44,201	26,904	1,046,762	(46,137)	1,097,672

OPERATING INCOME (LOSS)	(25,942)	60,221	17,740	1,014,008	—	1,066,027

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	957,702	892,272	448,099	—	(2,298,073)	—
Interest expense, net of amount capitalized	(75,105)	(34,885)	(20,496)	34,312	84,293	(11,881)
Interest income and other, net	1,007	3	—	91,907	(84,293)	8,624

INCOME BEFORE INCOME TAXES	857,662	917,611	445,343	1,140,227	(2,298,073)	1,062,770
INCOME TAX (PROVISION) BENEFIT	969	9,516	(24,158)	(190,466)	—	(204,139)

NET INCOME	$858,631	$927,127	$421,185	$949,761	$(2,298,073)	$858,631

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,142,428	$1,149,010	$351,531	$1,087,550	$(2,588,091)	$1,142,428
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	25,314	5,342	232,750	—	263,406
Hurricane losses and recoveries, net	—	—	—	10,000	—	10,000
Deferred income tax provision	—	—	549	13,553	—	14,102
Share-based compensation expense	28,274	—	—	—	—	28,274
Equity earnings in affiliates	(1,180,153)	(1,046,513)	(361,425)	—	2,588,091	—
Pension contributions	—	—	—	(17,445)	—	(17,445)
Gain on disposal of assets, net	—	—	—	(35,521)	—	(35,521)
Other, net	1,697	5,621	43	(11,296)	—	(3,935)
Other changes in current assets and liabilities:
Accounts receivable	—	3,777	2,285	(55,125)	—	(49,063)
Hurricane insurance receivables	—	—	—	17,319	—	17,319
Other current assets	(2,067)	3	92	(41,919)	—	(43,891)
Accounts payable	—	(568)	6,433	(8,271)	—	(2,406)
Other current liabilities	23,576	15,940	(4,531)	(26,588)	—	8,397

Net cash from operating activities	13,755	152,584	319	1,165,007	—	1,331,665

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(563,349)	—	—	—	(563,349)
Other capital expenditures	—	—	(2,503)	(241,340)	—	(243,843)
Major maintenance expenditures	—	—	(2,889)	(70,029)	—	(72,918)
Accrued capital expenditures	—	—	—	92,719	—	92,719
Hurricane insurance receivables	—	—	—	21,747	—	21,747
Notes receivable from affiliates	—	—	—	(300,000)	300,000	—
Repayments from affiliates	—	—	—	21,065	(21,065)	—
Proceeds from disposal of assets	—	—	—	39,134	—	39,134

Net cash from investing activities	—	(563,349)	(5,392)	(436,704)	278,935	(726,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	(50,000)	—	—	—	—	(50,000)
Payments of other long-term debt	—	—	—	(7,682)	—	(7,682)
Advances (to) from affiliates	281,832	432,162	5,027	(719,021)	—	—
Repayment of notes to affiliates	—	(21,065)	—	—	21,065	—
Notes payable to affiliates	300,000	—	—	—	(300,000)	—
Net proceeds from employee stock transactions	10,070	—	—	—	—	10,070
Dividends paid	(233,638)	—	—	—	—	(233,638)
Repurchases of ordinary shares	(271,310)	—	—	—	—	(271,310)

Net cash from financing activities	36,954	411,097	5,027	(726,703)	(278,935)	(552,560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,709	332	(46)	1,600	—	52,595
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,544	—	73	148,441	—	161,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,253	$332	$27	$150,041	$—	$213,653

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

		NHC and NDH	Noble	Other	Consolidating
	Noble	Combined	Drilling	Subsidiaries	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$858,631	$927,127	$421,185	$949,761	$(2,298,073)	$858,631
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	19,311	4,048	187,021	—	210,380
Impairment loss on assets	—	—	400	9,789	—	10,189
Deferred income tax provision	—	4,794	382	8,021	—	13,197
Share-based compensation expense	25,951	—	—	—	—	25,951
Equity earnings in affiliates	(957,702)	(892,272)	(448,099)	—	2,298,073	—
Pension contributions	—	—	—	(37,615)	—	(37,615)
Other, net	618	67	(743)	24,085	—	24,027
Other changes in current assets and liabilities:
Accounts receivable	—	(7,882)	(3,380)	(100,101)	—	(111,363)
Other current assets	1	654	647	17,233	—	18,535
Accounts payable	(17,305)	(1,510)	1,804	(19,903)	—	(36,914)
Other current liabilities	7,909	(4,306)	(7,987)	24,751	—	20,367

Net cash from operating activities	(81,897)	45,983	(31,743)	1,063,042	—	995,385

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(428,517)	—	(113,459)	—	(541,976)
Other capital expenditures	—	(52)	(7,927)	(322,728)	—	(330,707)
Major maintenance expenditures	—	(2,407)	(914)	(66,435)	—	(69,756)
Accrued capital expenditures	—	(6,334)	—	62,274	—	55,940
Proceeds from disposal of assets	—	—	—	4,643	—	4,643
Notes receivable from affiliates	—	—	—	(750,350)	750,350	—
Repayments of notes receivable from affiliates	—	—	—	702,526	(702,526)	—

Net cash from investing activities	—	(437,310)	(8,841)	(483,529)	47,824	(881,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	685,000	—	—	—	—	685,000
Short-term debt payment	(685,000)	—	—	—	—	(685,000)
Borrowings on bank credit facilities	135,000	—	85,000	—	—	220,000
Payments on bank credit facilities	(35,000)	—	(85,000)	—	—	(120,000)
Payments of other long-term debt	—	—	—	(7,158)	—	(7,158)
Advances (to)/from affiliates	32,995	408,939	40,631	(482,565)	—	—
Notes payable to affiliates	750,350	—	—	—	(750,350)	—
Repayment of notes payable to affiliates	(685,000)	(17,526)	—	—	702,526	—
Net proceeds from employee stock transactions	24,713	—	—	—	—	24,713
Dividends paid	(21,528)	—	—	—	—	(21,528)
Repurchases of ordinary shares	(120,687)	—	—	—	—	(120,687)

Net cash from financing activities	80,843	391,413	40,631	(489,723)	(47,824)	(24,660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,054)	86	47	89,790	—	88,869
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,404	$122	$47	$149,006	$—	$150,579

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our financial position at September 30, 2008, and our results of operations for the three and nine months ended September 30, 2008 and 2007. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
FORWARD-LOOKING STATEMENTS
This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, backlog, plans and objectives of management for future operations, foreign currency requirements, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
EXECUTIVE OVERVIEW
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 63 offshore drilling units located worldwide, including the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. Our fleet count includes five rigs currently under construction.
Economic Outlook
The global financial crisis created an environment of uncertainty during the third quarter of 2008 that has continued in the fourth quarter of 2008, and it has raised concerns that the worldwide economy may enter into a prolonged recessionary period. Deterioration in the worldwide economy could result in reduced demand for crude oil and natural gas, exploration and production activity and demand for offshore drilling services. The financial crisis has created significant reductions in available capital and liquidity from banks and other providers of credit, which may limit our access to capital used to fund operations and capital expenditures in the future and may adversely affect our customers’ and lenders’ ability to fulfill their obligations to us. Other possible negative impacts include a decline in dayrates for new contracts and a slowing in the pace of new contract activity.

Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that 19 newbuild jackup rigs and five new deepwater newbuilds entered service during the first nine months of 2008, and a total of 52 newbuild jackups and 35 deepwater newbuilds are reportedly scheduled to enter service worldwide during the remainder of 2008 and 2009. Many of these rigs are being built by market speculators, and while a majority of the deepwater rigs have secured commitments, more than half of the newbuild jackups are currently not contracted. The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
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
Results and Strategy
In the third quarter of 2008, we recognized net income of $383 million, or $1.43 per diluted share, on total revenues of $862 million. The average dayrate across our worldwide fleet increased to $177,683 from $167,002 in the second quarter of 2008. Fleetwide average utilization was 90 percent in the third quarter of 2008 and 90 percent in the prior quarter. Daily contract drilling services costs decreased to $53,979 for the third quarter of 2008 from $54,674 for the second quarter. As a result, our contract drilling services margin increased to 70 percent from 67 percent in the second quarter of 2008.
Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the third quarter of 2008, we continued our active expansion strategy as indicated by the following activities:
•
we continued construction on three newbuild ultra-deepwater semisubmersibles, the Noble Dave Beard, Noble Danny Adkins and Noble Jim Day, which are scheduled for delivery in the first quarter of 2009, the second quarter of 2009 and the fourth quarter of 2009, respectively;

•	we completed construction and took delivery of the F&G JU-200E enhanced premium independent leg cantilevered jackup, the Noble Hans Deul;
•	we continued construction on the F&G JU-2000E enhanced premium independent leg cantilevered jackup, Noble Scott Marks, which is scheduled for delivery in the second quarter of 2009; and
•
we entered into agreements for the construction of a new, dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship capable of working in up to 10,000 feet of water, which is scheduled to be delivered in the second half of 2011.

Newbuild capital expenditures during the three and nine months ended September 30, 2008 totaled $252 million and $563 million, respectively.

CONTRACT DRILLING SERVICES BACKLOG
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of September 30, 2008 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2008(1)	2009	2010	2011	2012-2016
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships(2)	$9,182,000	$384,000	$1,760,000	$2,005,000	$1,676,000	$3,357,000
Jackups/Submersibles(3)	2,923,000	523,000	1,767,000	505,000	128,000	—

Total(4)	$12,105,000	$907,000	$3,527,000	$2,510,000	$1,804,000	$3,357,000

Percent of Available Operating Days Committed (5)		92%	74%	39%	23%	8%

(1)	Represents a three-month period beginning October 1, 2008.

(2)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on absence of downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog amounts any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog amounts an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog amount for semisubmersibles/drillships includes approximately $346 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex Exploracion y Produccion (“Pemex”) for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for five jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the September 30, 2008 index-based dayrates for periods subsequent to the initial firm dayrate period.

(4)
Pemex has the ability to cancel early its drilling contracts with us on 30 days or less notice without Pemex making an early termination payment. We currently have 12 rigs contracted to Pemex in Mexico, and our backlog includes approximately $1.6 billion related to such contracts at September 30, 2008.

(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during the balance of 2008 and 2009.
Our contract drilling services backlog consists of commitments we believe to be firm. Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. If worldwide economic conditions continue to deteriorate, it is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

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
The audit committee commissioned the internal investigation after our management brought to the attention of the audit committee a news release issued by another company. The news release disclosed the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. Our drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review our own practices in this regard.
We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was underway. We have been cooperating, and intend to continue to cooperate, fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business or financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
The independent outside counsel appointed by the audit committee to perform the internal investigation recently made a presentation of the results of its investigation to the DOJ and the SEC. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at September 30, 2008.
We are currently operating four jackup rigs offshore Nigeria under extensions of temporary import permits that allow the rigs to remain in Nigeria through November 28, 2008. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria after expiration of the current terms of the temporary import permits. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact this may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, we have adopted additional measures intended to enhance FCPA compliance procedures. Further measures may be required once the investigation concludes.

RESULTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007
General
Net income for the three months ended September 30, 2008 (the “Current Quarter”) was $383 million, on operating revenues of $862 million, compared to net income for the three months ended September 30, 2007 (the “Comparable Quarter”) of $318 million, on operating revenues of $791 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2008 and 2007:

	Average Rig
	Utilization(1)		Operating Days(2)			Average Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,			September 30,
					%			%
	2008	2007	2008	2007	Change	2008	2007	Change
Jackups	91%	95%	3,444	3,532	-2%	$150,350	$126,342	19%
Semisubmersibles >6,000’(3)	95%	99%	613	636	-4%	329,586	282,807	17%
Semisubmersibles <6,000’(4)	100%	100%	276	276	—%	237,674	178,403	33%
Drillships	67%	87%	184	241	-24%	214,758	130,019	65%
Submersibles	67%	68%	184	188	-2%	55,117	63,812	-14%

Total	90%	94%	4,701	4,873	-4%	$177,683	$147,501	20%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,		Change
	2008	2007	$	%

Operating Revenues:
Contract drilling services	$835,198	$718,756	$116,442	16%
Reimbursables (1)	17,227	24,234	(7,007)	-29%
Other	94	401	(307)	-77%

	$852,519	$743,391	$109,128	15%

Operating Costs and Expenses:
Contract drilling services	$253,729	$227,276	$26,453	12%
Reimbursables (1)	15,604	20,820	(5,216)	-25%
Other	—	7	(7)	-100%
Depreciation and amortization	90,923	75,627	15,296	20%
Selling, general and administrative	15,886	24,112	(8,226)	-34%
Hurricane losses and recoveries, net	10,000	1,600	8,400	525%

	386,142	349,442	36,700	11%

Operating Income	$466,377	$393,949	$72,428	18%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the Current Quarter as compared to the Comparable Quarter were primarily driven by increases in average dayrates. Average dayrates increased revenues approximately $147 million, while fewer operating days reduced revenues approximately $31 million.
Average dayrates increased 20 percent in the Current Quarter as compared to the Comparable Quarter. Higher average dayrates were received across all rig categories, except for our submersible rigs, which were impacted by weakening demand in the shallow waters of the U.S. Gulf of Mexico.
The decrease in operating days in the Current Quarter as compared to the Comparable Quarter was primarily due to downtime of certain rigs in the Current Quarter. Unpaid shipyard days increased 32 days in the Current Quarter as compared to the Comparable Quarter, as the Noble Roy Butler, Noble Max Smith and Noble George McLeod each spent time in the shipyard during the Current Quarter for rig modifications and regulatory inspections, and the Noble Roger Eason is completing repairs for fire damage suffered in November 2007. Additionally, the Noble Fri Rodli, Noble Don Walker, Noble Roy Butler and Noble Carl Norberg spent an aggregate of 267 days stacked during the Current Quarter. The aggregate number of stacked days in the Comparable Quarter was 63 days. These decreases in operating days were partially offset by increased operating days of 64 days for the enhanced premium jackup Noble Roger Lewis, which was added to the fleet in September 2007.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased 12 percent for the Current Quarter over the Comparable Quarter. Newbuild rigs, including the recently completed Noble Roger Lewis, added $4 million of operating costs in the Current Quarter. Excluding the effect of these rigs, our labor costs increased $14 million in the Current Quarter over the Comparable Quarter due to higher compensation, including retention programs designed to retain key rig and operations personnel. The remaining $8 million of the operating cost increase in the Current Quarter over the Comparable Quarter was primarily due to increases in costs of daily rig operations, including a $5 million increase in maintenance expenses and a $2 million increase in crew rotation costs.
The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.

Selling, general and administrative expenses decreased $8 million in the Current Quarter as compared to the Comparable Quarter. The decrease between periods was primarily driven by a $3 million reduction in costs incurred in the internal investigation of our Nigerian operations, and $3 million in severance costs related to executive departures during the Comparable Quarter. The remaining $2 million decrease was primarily due to reductions in information technology related expenses.
Hurricane losses and recoveries, net for the Current Quarter relate to a charge of $10 million, which represents our deductible under our insurance program, for certain of our rigs operating in the U.S. Gulf of Mexico which sustained damage as a result of Hurricane Ike. All damaged rigs have subsequently returned to work.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,		Change
	2008	2007	$	%

Operating Revenues:
Labor contract drilling services	$8,197	$40,622	$(32,425)	-80%
Reimbursables (1)	860	7,244	(6,384)	-88%
Engineering, consulting and other	405	19	386	**

	$9,462	$47,885	$(38,423)	-80%

Operating Costs and Expenses:
Labor contract drilling services	$5,410	$32,324	$(26,914)	-83%
Reimbursables (1)	890	6,855	(5,965)	-87%
Engineering, consulting and other	—	6,066	(6,066)	-100%
Depreciation and amortization	1,748	2,365	(617)	-26%
Selling, general and administrative	141	505	(364)	-72%

	8,189	48,115	(39,926)	-83%

Operating Income	$1,273	$(230)	$1,503	**

**	Not a meaningful percentage.

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Our labor contract drilling services revenues decreased primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the second quarter of 2008, we returned the jackup Noble Kolskaya, operated under a bareboat charter, to its owner. The drilling contract for the Noble Kolskaya had been terminated and the jackup had been warm stacked since February 2008. Revenues during the third quarter of 2007 related to our North Sea labor contract drilling services business and Noble Kolskaya were $32 million.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased due to the sale of our North Sea labor contract drilling services business and the return of the Noble Kolskaya to its owner.
Engineering, consulting and other expenses decreased $6 million in the Current Quarter over the Comparable Quarter due to the sale of the rotary steerable assets and intellectual property of our Noble Downhole Technology Ltd. (“Downhole Technology”) subsidiary in November 2007. The Comparable Quarter included $6 million in costs associated with the sale of this non-core asset. We no longer conduct engineering and consulting operations.
The decrease in depreciation and amortization was primarily due to lower depreciation expense on the Noble Kolskaya during the Current Quarter.

Other Items
Interest Expense. Interest expense, net of amount capitalized decreased $9 million primarily due to lower debt levels in the Current Quarter than the Comparable Quarter primarily as a result of short-term borrowings during the Comparable Quarter which contributed $8 million in interest expense in the Comparable Quarter. The short-term borrowings were used to repay an inter-company loan in connection with the dissolution of a wholly-owned subsidiary. Capitalized interest for the Current Quarter was $11 million as compared to $13 million for the Comparable Quarter.
Interest income and other, net. Interest income decreased $5 million in the Current Quarter from the Comparable Quarter primarily as a result of the investment of proceeds from the short-term borrowings described above during the Comparable Quarter which contributed $6 million in interest income in the Comparable Quarter.
Income Tax Provision. The income tax provision increased $14 million primarily due to higher pre-tax earnings in the Current Quarter over the Comparable Quarter. The higher pre-tax earnings increased income tax expense by approximately $15 million, offset by a lower effective tax rate of 18.5 percent in the Current Quarter compared to 18.7 percent in the Comparable Quarter, which decreased income tax expense by approximately $1 million. The lower effective tax rate in the Current Quarter resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
For the Nine Months Ended September 30, 2008 and 2007
General
Net income for the nine months ended September 30, 2008 (the “Current Period”) was $1.1 billion, on operating revenues of $2.5 billion, compared to net income for the nine months ended September 30, 2007 (the “Comparable Period”) of $859 million, on operating revenues of $2.2 billion.
Rig Utilization, Operating Days and Average Dayrates
The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2008 and 2007:

	Average Rig
	Utilization(1)		Operating Days(2)			Average Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,			September 30,
					%			%
	2008	2007	2008	2007	Change	2008	2007	Change
Jackups	94%	97%	10,525	10,598	-1%	$147,554	$113,770	30%
Semisubmersibles >6,000’(3)	95%	100%	1,822	1,732	5%	314,612	276,590	14%
Semisubmersibles <6,000’(4)	100%	85%	822	694	18%	210,695	174,836	21%
Drillships	67%	94%	548	766	-28%	160,066	119,959	33%
Submersibles	66%	88%	545	717	-24%	53,161	76,953	-31%

Total	91%	96%	14,262	14,507	-2%	$169,419	$134,639	26%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,		Change
	2008	2007	$	%

Operating Revenues:
Contract drilling services	$2,416,312	$1,953,175	$463,137	24%
Reimbursables (1)	58,039	63,859	(5,820)	-9%
Other	745	1,007	(262)	-26%

	$2,475,096	$2,018,041	$457,055	23%

Operating Costs and Expenses:
Contract drilling services	$746,117	$636,168	$109,949	17%
Reimbursables (1)	50,922	54,465	(3,543)	-7%
Other	—	163	(163)	-100%
Depreciation and amortization	258,344	203,544	54,800	27%
Selling, general and administrative	55,308	57,515	(2,207)	-4%
Hurricane losses and recoveries, net	10,000	1,600	8,400	**

	1,120,691	953,455	167,236	18%

Operating Income	$1,354,405	$1,064,586	$289,819	27%

**	Not a meaningful percentage.

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the Current Period as compared to the Comparable Period were primarily driven by increases in average dayrates. Average dayrates increased revenues approximately $505 million for the Current Period, while fewer operating days reduced revenues approximately $42 million.
Average dayrates increased 26 percent in the Current Period as compared to the Comparable Period. Higher average dayrates were received across all rig categories, except for our submersible rigs, which were impacted by weakening demand in the shallow waters of the U.S. Gulf of Mexico.
The decrease in operating days in the Current Period as compared to the Comparable Period was primarily due to downtime of certain rigs in the Current Period. Unpaid shipyard days increased 216 days in the Current Period as compared to the Comparable Period, as the Noble Roy Butler, Noble Max Smith, Noble George McLeod and Noble Roy Rhodes each spent time in the shipyard during the Current Period for rig modifications and regulatory inspections, and the Noble Roger Eason is completing repairs for fire damage suffered in November 2007. Additionally, the Noble Fri Rodli, Noble Don Walker, Noble Roy Butler and Noble Carl Norberg spent an aggregate total of 565 days stacked during the Current Period. The aggregate number of stacked days in the Comparable Period was 64 days. These decreases in operating days were partially offset by increased operating days of 418 days for two recently completed newbuilds, the ultra-deepwater semisubmersible Noble Clyde Boudreaux and the enhanced premium jackup Noble Roger Lewis, which were added to the fleet in June and September 2007, respectively. Additionally, the Current Period had one more available operating day than the Comparable Period due to leap year, which added 54 more operating days in the Current Period.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased 17 percent for the Current Period over the Comparable Period. Newbuild rigs, including the Noble Clyde Boudreaux and Noble Roger Lewis, added $45 million of operating costs in the Current Period. Excluding the effect of these rigs, our labor costs increased $40 million in the Current Period over the Comparable Period due to higher compensation, including retention programs designed to retain key rig and operations personnel. The remaining $25 million of the operating cost increase in the Current Period over the Comparable Period was primarily due to increases in costs of daily rig operations, including a $9 million increase in crew rotation and transportation costs and a $3 million increase in maintenance expenses. Increases from period to period were also due to a lesser extent to increases in catering, fuel, and safety and training costs.

Depreciation and amortization increased in the Current Period over the Comparable Period due to depreciation on newbuilds added to the fleet, and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Selling, general and administrative expenses decreased $2 million in the Current Period from the Comparable Period primarily due to a $6 million decrease in severance costs related to executive departures and a $2 million reduction in compensation expense on our Restoration Plan mark-to-market adjustment. This decrease in costs was partially offset by a $7 million increase in costs incurred in the internal investigation of our Nigerian operations.
Hurricane losses and recoveries, net for the Current Period relate to a charge of $10 million, which represents our deductible under our insurance program, for certain of our rigs operating in the U.S. Gulf of Mexico which sustained damage as a result of Hurricane Ike. All damaged rigs have subsequently returned to work.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,		Change
	2008	2007	$	%

Operating Revenues:
Labor contract drilling services	$47,346	$116,342	$(68,996)	-59%
Reimbursables (1)	13,470	27,370	(13,900)	-51%
Engineering, consulting and other	435	1,946	(1,511)	-78%

	$61,251	$145,658	$(84,407)	-58%

Operating Costs and Expenses:
Labor contract drilling services	$37,294	$93,181	$(55,887)	-60%
Reimbursables (1)	12,864	25,364	(12,500)	-49%
Engineering, consulting and other	—	17,206	(17,206)	-100%
Depreciation and amortization	5,062	6,836	(1,774)	-26%
Selling, general and administrative	1,659	1,630	29	2%
Gain on disposal of assets, net	(35,521)	—	(35,521)	**

	21,358	144,217	(122,859)	-85%

Operating Income	$39,893	$1,441	$38,452	**

**	Not a meaningful percentage.

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Our labor contract drilling services revenues decreased primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the second quarter of 2008, we returned the jackup Noble Kolskaya, operated under a bareboat charter, to its owner. The drilling contract for the Noble Kolskaya had been terminated and the jackup had been warm stacked since February 2008. Revenues during the Current Period related to our North Sea labor contract drilling services business and Noble Kolskaya were $22 million as compared to $93 million for the Comparable Period.
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

Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased in the Current Period due to the sale of our North Sea labor contract drilling services business and the return of the Noble Kolskaya to its owner.
Engineering, consulting and other expenses decreased $17 million in the Current Period due to the sale of the rotary steerable assets and intellectual property of Downhole Technology and the closure of the operations of Triton. The Comparable Period included $13 million of additional costs associated with the sale of these non-core assets.
The decrease in depreciation and amortization was primarily due to lower depreciation expense on the Noble Kolskaya during the Current Period.
Other Items
Interest Expense. Interest expense, net of amount capitalized decreased $9 million due to lower debt levels in the Current Period than the Comparable Period primarily as a result of short-term borrowings during the Comparable Period which contributed $8 million in interest expense in the Comparable Period. The short-term borrowings were used to repay an inter-company loan in connection with the dissolution of a wholly-owned subsidiary. Capitalized interest for the Current Period was $35 million as compared to $38 million for the Comparable Period.
Interest income and other, net. Interest income decreased $2 million in the Current Period over the Comparable Period primarily as a result of the investment of the proceeds from the short-term borrowings described above during the Comparable Period which contributed $6 million in interest income during 2007. This decrease was partially offset by an average increase in cash and cash equivalent balances during the Current Period.
Income Tax Provision. The income tax provision increased $52 million primarily due to higher pre-tax earnings in the Current Period over the Comparable Period. The higher pre-tax earnings increased income tax expense by approximately $64 million, offset by a lower effective tax rate of 18.3 percent in the Current Period compared to 19.2 percent in the Comparable Period, which decreased income tax expense by approximately $12 million. The lower effective tax rate in the Current Period resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal capital resource in the Current Period was net cash from operating activities of $1.3 billion, which compared to $995 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to higher net income. At September 30, 2008, we had cash and cash equivalents of $214 million and $550 million available under our bank credit facility described under “Credit Facilities and Long-Term Debt” below. We had working capital of $409 million and $367 million at September 30, 2008 and December 31, 2007, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 13 percent at September 30, 2008 and 15 percent at December 31, 2007. Additionally, at September 30, 2008, we had a total contract drilling services backlog of approximately $12 billion. Our backlog reflects a commitment of 92 percent of operating days for the remainder of 2008 and 74 percent for 2009. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
We believe that our cash and cash equivalents, net cash from operating activities, available capacity under the bank credit facility, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments. Our ability to issue long-term debt will be dependent on the availability of credit in the capital markets, which have been adversely impacted by the global financial and credit crisis and other factors beyond our control.
On February 2, 2007, Noble’s Board of Directors increased our share repurchase program authorization by 20 million shares, resulting in 30.5 million shares authorized for repurchase. During the nine months ended September 30, 2008, we repurchased 6 million of our ordinary shares pursuant to this program at an average price of $48.33 per share for a total cost of $288 million. During 2007, we repurchased 4.2 million of our ordinary shares at an average price of $42.31 per share for a total cost of $179 million. At September 30, 2008, 20 million shares remained available for repurchase under such authorization. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.

On August 1, 2008, Noble’s Board of Directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on August 13, 2008, with a distribution date of August 29, 2008.
On October 31, 2008, Noble’s Board of Directors declared a quarterly cash dividend of $0.04 per ordinary share payable to shareholders of record on November 12, 2008, with a distribution date of December 1, 2008.
The declaration and payment of dividends in the future are at the discretion of Noble’s Board of Directors and the amount thereof will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by Noble’s Board of Directors.
Capital Expenditures
Capital expenditures totaled $880 million and $942 million for the nine months ended September 30, 2008 and 2007, respectively.
We currently have five rigs under construction. Capital expenditures for new construction in the Current Quarter and the Current Period totaled $252 million and $563 million, respectively. Capital expenditures for new construction in the Current Period included $160 million for the Noble Danny Adkins, $151 million for the Noble Jim Day, $81 million for the Noble Dave Beard and $88 million for our Globetrotter-class drillship. Additionally, the Current Period included $83 million for our remaining newbuilds, which include the Noble Scott Marks and the recently completed Noble Hans Deul. Other capital expenditures totaled $244 million in the Current Period and included approximately $88 million for major upgrade projects. Major maintenance expenditures totaled $73 million in the Current Period.
Our capital expenditures and major maintenance expenditures for 2008 are budgeted at approximately $1.45 billion. In connection with our 2008 and future capital expenditure programs, we had entered into certain commitments, including shipyard and purchase commitments, of approximately $1.1 billion outstanding at September 30, 2008.
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
Credit Facilities and Long-Term Debt
We have a $600 million unsecured credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At September 30, 2008, we had $50 million in borrowings and no letters of credit outstanding under this facility, leaving $550 million remaining available.
We had letters of credit of $178 million and performance and tax assessment bonds totaling $328 million supported by surety bonds outstanding at September 30, 2008. Of the letters of credit outstanding at September 30, 2008, $134 million were issued to support bank bonds in connection with the temporary import extensions for our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our debt decreased from $785 million (including current maturities of $10 million) at December 31, 2007 to $727 million (including current maturities of $25 million) at September 30, 2008, due to debt repayments under the Credit Facility of $50 million coupled with other debt repayments of $8 million. At September 30, 2008 and December 31, 2007, we had no off-balance sheet debt or other off-balance sheet arrangements. At September 30, 2008, we were in compliance with all our debt covenants.
NEW ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We do not expect SFAS No. 162 to have a material impact on our financial position or results of operations.
In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. The application of FSP FAS 157-3 did not have a material affect on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR. At September 30, 2008, there was $50 million outstanding under the Credit Facility. A change of one percent in the interest rate would cause a $0.5 million change in interest expense on an annual basis on this amount of borrowings.

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
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. During the third quarter of 2008, we settled all outstanding forward contracts related to our North Sea operations.
During the third quarter of 2008, we entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2008, the aggregate notional amount of the forward contracts was 80 million Euros. Each forward contract settles in connection with required payments per the contract. We are accounting for these forward contracts as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in Other current assets/liabilities or Other assets/liabilities, depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in Other current liabilities and Other liabilities, totaled approximately $3.8 million at September 30, 2008. A one percent change in the exchange rates for the Euro would change the fair value of these forward contracts by approximately $1 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan has no assets, and amounts “contributed” to the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally contributed plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At September 30, 2008, our liability under the Restoration Plan totaled $10 million. During the third quarter of 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $10 million at September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Noble’s Chairman of the Board, President and Chief Executive Officer, David W. Williams, and Noble’s Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2008, we converted certain financial applications to our new enterprise resource planning (“ERP”) system. As a result, several process level control procedures were changed in order to conform to the new ERP system. While we believe that the new ERP system will ultimately strengthen our internal control over financial reporting, there are inherent issues associated with transitioning to a new system and we could experience control and implementation issues that impact our financial reporting. In the event that such an issue occurs, we have manual procedures in place which would allow us to continue to record and report results from the new ERP system. No other changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2008 which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in the first five paragraphs in Note 10 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007 in response to Item 1A of Part I of Form 10-K, and in our Forms 10-Q for the quarters ended March 31 and June 30, 2008 in response to Item 1A to Part II of Form 10-Q, except to the extent the following item is updated or otherwise modified:
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
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these letters apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. On January 24, 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. NIMASA and the Minister of Transportation filed a preliminary objection to our originating summons and the proceeding. On October 21, 2008, the High Court dismissed the objection as being without merit and scheduled for argument our originating summons on December 17, 2008. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
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
The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our financial position, results of operations and cash flows.
The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and demand for drilling services. If demand for drilling services declines, we could experience a decline in dayrates for new contracts and a slowing in the pace of new contract activity. Forecasted crude oil prices for the remainder of 2008 and for 2009 have declined substantially in the last month. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices could result in lower levels of exploration, development and production activity. Lower levels of exploration activity could result in a corresponding decline in the demand for our drilling services, which could have a material adverse effect on our financial position, results of operations and cash flows. The financial crisis may also adversely affect the ability of shipyards to meet scheduled deliveries of our newbuilds and our ability to renew our fleet through new vessel construction projects and conversion projects.

The global financial and credit crisis may have impacts on our liquidity and financial condition that we currently cannot predict.
The global financial and credit crisis and related instability in the global financial system may have an impact on our liquidity and financial condition, and we may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or borrow money may be severely restricted at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions and to fund our operations and capital expenditures in the future. Approximately $150 million aggregate principal amount of our senior notes matures in 2009, and our ability to refinance this debt in the capital markets could be impaired if current market conditions continue or worsen. The credit crisis could also have an impact on our lenders or customers, causing them to fail to meet their obligations to us. While the ultimate outcome of the recent financial crisis and its impact on our future liquidity and financial condition cannot be predicted, we will continue to monitor it.
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
In 2004, the U.S. Congress enacted legislation as part of the American Jobs Creation Act of 2004 (the “AJCA”) that tightened the rules regarding corporate inversion transactions, which legislation grandfathered companies that implemented an inversion transaction before March 4, 2003. Noble’s corporate inversion effected on April 30, 2002 was therefore grandfathered. Nevertheless, there has been activity in the U.S. Congress subsequent to the AJCA to enact legislation that would retroactively reverse the status of Noble under the law or otherwise cause us to be treated as a U.S. corporation. Congress may approve future tax legislation relating to Noble’s corporate inversion or otherwise affecting our status as a foreign corporation. Any such legislation could contain provisions that would subject Noble to U.S. Federal income tax as if Noble were a U.S. corporation. Payment of any such tax would reduce our net income. Legislation has also been proposed in Congress that would deny us the benefits under U.S. tax treaties with respect to certain intercompany transactions. We cannot predict what legislation, if any, relating to our corporate inversion, our status as a foreign corporation, or our eligibility for benefits under tax treaties may result from any future Congressional legislative activities.
Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these laws, treaties or regulations change or if the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth for the periods indicated certain information with respect to purchases by us of Noble’s ordinary shares:

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased		per Share		or Programs(1)	or Programs(1)

July 2008	1,051	(2)	$52.29	(2)	—	25,712,000
August 2008	3,540,916	(3)	$49.19	(3)	3,537,000	22,175,000
September 2008	1,847,259	(4)	$47.82	(4)	1,835,109	20,339,891

(1)
All share purchases were made in the open market and were pursuant to the share repurchase program, which Noble’s Board of Directors authorized and adopted and that we announced on January 31, 2002. Our repurchase program has no date of expiration.

(2)	Includes 1,051 ordinary shares at an average price of $52.29 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.

(3)
Includes 3,916 ordinary shares at an average price of $48.68 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock. Shares repurchased pursuant to our share repurchase program were purchased at an average share price of $49.19 per share.

(4)
Includes 12,150 ordinary shares at an average price of $47.38 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock. Shares repurchased pursuant to our share repurchase program were purchased at an average share price of $47.82 per share.

ITEM 6. EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE CORPORATION
DATE: November 7, 2008	By:	/s/ DAVID W. WILLIAMS
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