Form 10-K
period 2008-12-31
NOBLE CORP
filed 2009-02-27
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $17.3 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of Ordinary Shares outstanding as of February 15, 2009: 261,500,479
DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
(1) The registrant has announced a transaction that, if completed, would result in a Swiss company becoming a successor issuer to the registrant for purposes of Rule 12g-3 under the Securities Exchange Act of 1934. The proxy statement for the 2009 annual meeting of members of the registrant or, if the transaction described above is completed, the proxy statement for the 2009 annual meeting of shareholders of such successor issuer, which meetings are in either case scheduled to be held in May 2009, will be incorporated by reference into Part III.

PAGE

PART I

Item 1. Business	2

Item 1A. Risk Factors	7

Item 1B. Unresolved Staff Comments	13

Item 2. Properties	14

Item 3. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	18

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6. Selected Financial Data	21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	39

Item 8. Financial Statements and Supplementary Data	41

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	93

Item 9A. Controls and Procedures	93

Item 9B. Other Information	93

PART III

Item 10. Directors, Executive Officers and Corporate Governance	94

Item 11. Executive Compensation	95

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95

Item 13. Certain Relationships and Related Transactions, and Director Independence	95

Item 14. Principal Accounting Fees and Services	95

PART IV

Item 15. Exhibits, Financial Statement Schedules	95

SIGNATURES	96

Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
ITEM 1. BUSINESS.
GENERAL
Noble Corporation, a Cayman Islands exempted company limited by shares (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 63 mobile offshore drilling units located worldwide. This fleet consists of 13 semisubmersibles, four dynamically positioned drillships, 43 jackups and three submersibles. The fleet count includes five units under construction, including one F&G JU-2000E enhanced premium jackup, one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, and three deepwater dynamically positioned semisubmersibles. We have secured customer contracts for the one jackup and three semisubmersibles under construction. For additional information on the specifications of the fleet, see “Item 2. Properties. — Drilling Fleet”. As of January 8, 2009, approximately 87 percent of our fleet was deployed in areas outside of the United States, principally in the Middle East, India, Mexico, the North Sea, Brazil, and West Africa.
Noble became the successor to Noble Drilling Corporation, a Delaware corporation (which we sometimes refer to as “Noble Drilling”) that was organized in 1939, as part of the 2002 internal corporate restructuring of Noble Drilling and its subsidiaries. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
PROPOSED TRANSACTION
In December 2008, we announced a proposed merger, reorganization and consolidation transaction (the “Transaction”), which will restructure our corporate organization. The Transaction would result in a new Swiss holding company, also called Noble Corporation (“Noble-Switzerland”), serving as the publicly traded parent of the Noble group of companies. The Transaction would effectively change the place of incorporation of the publicly traded parent company from the Cayman Islands to Switzerland. We cannot assure you that the Transaction will be completed or, if it is, that we will realize the benefits we anticipate from the Transaction. For further discussion of the proposed Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Transaction.”
BUSINESS STRATEGY
Our long-standing business strategy is the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. In 2008, we continued our expansion strategy as indicated by the following developments and activities:
•	we took delivery of our newbuild F&G JU-2000E enhanced premium independent leg cantilevered jackup, the Noble Hans Deul, which is now operating under a long-term drilling contract;

•
construction continued on one F&G JU-2000E enhanced premium independent leg cantilevered jackups, the Noble Scott Marks, which is being constructed in China and is scheduled for delivery in the second quarter of 2009;

•
construction continued on three newbuild ultra-deepwater semisubmersibles, the Noble Danny Adkins, which is scheduled for delivery in the third quarter of 2009, and the Noble Dave Beard and the Noble Jim Day, which are scheduled for delivery in the fourth quarter of 2009; and

•
we entered into agreements for the construction of a new, dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered in the second half of 2011.

Newbuild capital expenditures totaled $800 million in 2008 for our rigs under construction during the year.

We typically have not entered into a newbuild shipyard construction contract without a client contract for the rig, although a number of our competitors have done so. At the end of 2008, shipyards worldwide reportedly had received commitments to construct 74 jackups and 96 deepwater floaters, including our units. These units are expected to be delivered between 2009 and 2012. The majority of these units reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation.” The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve. Our strategy on new construction has typically been to expand our drilling fleet with technologically advanced units only in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. Although we commenced construction of the Globetrotter without a long-term drilling contract in place, we believe that a long-term contract will be achieved in the near term because of the technologically innovative design of the drillship and the strength in the deepwater market.
Many client contracts for newbuild rigs contain termination provisions for late delivery. The drilling contracts for our newbuild rigs currently under construction similarly include provisions that would allow our customers to terminate the contract for late delivery. The Noble Scott Marks, currently scheduled to be completed during the second quarter of 2009, must be provided by September 30, 2009 or our customer has the right to terminate the contract. The Noble Danny Adkins, currently scheduled for completion during the third quarter of 2009, must be delivered from the shipyard by July 30, 2009 or the customer has the right to terminate the contract. The drilling contract for the Noble Jim Day, scheduled for completion in the fourth quarter of 2009, contains a termination right in the event the rig is not ready to commence operations by December 31, 2010. The drilling contract for the Noble Dave Beard gives the customer the right to terminate the contract if the rig did not commence operations by December 2008 and also gives the customer the right to apply a penalty for delay beyond the date upon which it had the right to cancel. We continue to discuss an extension for commencement and a reduction in penalty for this rig and believe we will come to an accommodation with the client that is acceptable to us.
While we currently anticipate that our newbuild rigs will be completed and commissioned in a timely manner, unforeseen events could result in delays. If there are delays in the construction or commissioning of any or all of these rigs and our customers exercise their early termination rights, we may not be able to secure a replacement contract on as favorable terms.
Our participation in the consolidation of the offshore drilling industry continues to be an important element of our growth strategy. Consolidation typically takes one of two forms: an individual transaction for specific mobile offshore drilling units or a transaction for an entire company. From time to time, we evaluate other individual rig transactions and business combinations with other parties, and we will continue to consider business opportunities that promote our business strategy. Given the global economic downturn that began in mid-2008, it is possible that some of our competitors’ rigs being built on speculation could become available for purchase.
In recent years, the drilling industry has experienced significant increases in dayrates for drilling services in most market segments, a tightening market for drilling equipment, and a shortage of personnel. This environment has driven operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. While the global financial crisis has created an environment of uncertainty and downward pressure on certain types of costs, in the short-term it may not have a material effect on many of our costs, even though we could see a reduction in demand for our services.
In recognition of the importance of our offshore operations personnel in achieving a safety record that has consistently outperformed the offshore drilling industry sector and to retain such personnel, we have implemented a number of key operations personnel retention programs. We believe these programs will complement our other short- and long-term incentive programs to attract and retain the skilled personnel we need to maintain safe and efficient operations.
BUSINESS DEVELOPMENT DURING 2008
In March 2008, we signed commitments for approximately $4.0 billion of contract backlog with Petroleo Brasileiro S.A. — PETROBRAS. The commitments are in the form of Memorandums of Understanding on five deepwater rigs: Noble Paul Wolff, Noble Therald Martin, Noble Roger Eason, Noble Leo Segerius and Noble Muravlenko. Upon execution of the definitive drilling contract, each rig will be contracted for a period of five to six years. Additionally, we committed to perform a reliability upgrade on each of our three drillships operating in Brazil, the Noble Roger Eason, the Noble Leo Segerius and the Noble Muravlenko, at the start of each contract. The upgrades are expected to cost approximately $175 million per rig and take approximately five months to complete. During the five-month shipyard period, Petrobras has agreed to pay us $90,000 per day per rig.
In June 2008, we signed an agreement to extend the primary term of our newbuild semisubmersible, the Noble Jim Day, from two years to four years. The dayrate during the term of the contract is $515,000.
In September 2008, we signed contracts for the construction of a new, dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship with South Korea’s STX Heavy Industries Co., LTD (“STX”) and the Dutch-based design and construction firm Huisman Equipment B.V (“Huisman”). The drillship will be built on a fixed-price basis in two phases. Following construction of the hull and installation of the propulsion system by STX at their new state-of-the-art facility in Dalian, China, the drillship will sail under its own power to the Netherlands where Huisman will complete the installation and commissioning of the topside equipment. The drillship will measure 620 feet long and 105 feet wide and will utilize Huisman’s multi-purpose tower design with a drilling side and a pipe assembly side. The Globetrotter will be capable of drilling to a vertical depth of 40,000 feet and will feature dynamic position station-keeping ability, 18,000 tons of variable deck load, and quarters for 180 personnel. We have options with STX and Huisman to construct up to three additional Globetrotter-class drillships, two of which expire in early March 2009. We may decide to allow these, as well as the third option, to expire at no cost to us under the contract, or we may seek to extend one or more of these options. We continue to evaluate potential opportunities for these rigs, as well as opportunities to acquire existing rigs already under construction.

In the third and fourth quarters of 2008, we were awarded bids with Petróleos Mexicanos (“Pemex”) for two of our jackups, the Noble Roy Butler and the Noble Carl Norberg, which enabled us to move these rigs to Mexico from West Africa, a market segment that saw little bidding activity during 2008. The contract for the Noble Roy Butler is 433 days and the contract for the Noble Carl Norberg is 731 days.
At December 31, 2008, our contracted backlog totaled approximately $11.5 billion with approximately 79 percent of our available operating days committed for 2009, approximately 40 percent for 2010 and approximately 24 percent for 2011. These percentages take into account new capacity added by our newbuild rigs that we anticipate commencing operations during the 2009 through 2011 period. See further discussion of our contract drilling backlog in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

•
provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to either breakdown of equipment or “force majeure” events beyond our control and the control of the customer;

•	options to extend the contract term, generally upon advance notice to us and usually (but not always) at mutually agreed upon rates;

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

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies; and

•	provisions that allow us to recover certain cost increases from certain of our customers.
The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases upon the making of an early termination payment to us. Our drilling contracts with Pemex in Mexico, for example, allow early cancellation on 30 days or less notice to us without Pemex making an early termination payment.
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
During times of depressed market conditions, our customers may seek to avoid or reduce their obligations to us under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.

OFFSHORE DRILLING OPERATIONS
Contract Drilling Services
We conduct offshore contract drilling operations, which accounted for approximately 98 percent, 93 percent and 93 percent of operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We conduct our contract drilling operations principally in the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. Pemex accounted for approximately 20 percent, 15 percent and 12 percent of our total operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively. No other single customer accounted for more than 10 percent of our total operating revenues in 2008, 2007 or 2006.
Labor Contracts
We perform services under labor contracts for drilling and workover activities covering two rigs under a labor contract (the “Hibernia Contract”) off the east coast of Canada. We do not own or lease these rigs.
Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. The Hibernia Contract extends through January 2013.
During the second quarter of 2008, we sold our North Sea labor contract drilling services business to Seawell Holding UK Limited (“Seawell”) for $35 million plus working capital. This sale included labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. In connection with this sale, we recognized a gain of $36 million, net of closing costs. This gain includes approximately $5 million in cumulative currency translation adjustments.
Additionally, we operated the jackup Noble Kolskaya through a bareboat charter that was to expire by its terms in July 2008. During the second quarter of 2008, the drilling contract for the Noble Kolskaya was terminated early, and we returned the rig to its owner.
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
GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS
Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”), may continue to contribute to oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and their need for drilling services and may continue to do so.
The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. The U.S. Oil Pollution Act of 1990 (“OPA 90”) and regulations thereunder impose certain additional operational requirements on our offshore rigs operating in the U.S. Gulf of Mexico and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA 90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. Many of the other countries in whose waters we operate from time to time also regulate the discharge of oil and other contaminants in connection with drilling operations. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply, and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry.
EMPLOYEES
At December 31, 2008, we had approximately 6,000 employees, including employees engaged through labor contractors or agencies. Approximately 81 percent of our employees were engaged in operations outside of the U.S. and approximately 19 percent were engaged in U.S. operations. We are not a party to any collective bargaining agreements that are material, and we consider our employee relations to be satisfactory.
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
You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the information you can find there is the following:
•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Executive Compensation Committee Charter; and

•	Code of Business Conduct and Ethics.

ITEM 1A. RISK FACTORS.
Risk Factors
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.
In addition, you should consider the risk factors relating to our proposed Transaction that would restructure our corporate organization to result in a new Swiss holding company serving as the publicly traded parent of the Noble group of companies. We cannot assure you that the Transaction will be completed or, if it is, that we will realize the benefits we anticipate from the Transaction. The risk factors relating to the proposed Transaction are described under “Risk Factors” in our definitive proxy statement filed with the SEC on February 11, 2009, which section is incorporated by reference herein.
Our business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration, development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
•	the political environment of oil-producing regions, including uncertainty or instability resulting from an outbreak or escalation of armed hostilities or acts of war or terrorism;

•	worldwide demand for oil and gas, which is impacted by changes in the rate of economic growth in the U.S. and other non-U.S. economies;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the policies and regulations of the various governments regarding exploration and development of their oil and gas reserves;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	adverse weather conditions (such as hurricanes and monsoons) and seas;

•	the development and exploitation of alternative fuels;

•	tax policy; and

•	advances in exploration, development and production technology.
Demand for our drilling services may decrease due to events beyond our control.
Our business could be impacted by events beyond our control including changes in our customers’ drilling programs or budgets or their liquidity (including access to capital), changes in, or prolonged reductions of, prices for oil and gas, or shifts in the relative strength of various geographic drilling markets brought on by economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services. In addition, our customers may cancel drilling contracts or letter agreements or letters of intent for drilling contracts, or exercise early termination rights found in some of our drilling contracts or available under local law, for a variety of reasons, many of which are beyond our control. Depending upon market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. If the future level of demand for our drilling services or if future conditions in the offshore contract drilling industry decline, our financial position, results of operations and cash flows could be adversely affected.

In addition, we have a number of contracts that will expire in 2009 and 2010. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and the condition of our customers. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be below, perhaps substantially below, the existing dayrates, which could have a material adverse effect on our results of operations and cash flows.
The contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are not able to compete successfully, our profitability may be reduced.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition, rig availability, location and suitability, experience of the workforce, efficiency, safety performance record, technical capability and condition of equipment, operating integrity, reputation, industry standing and client relations are all factors in determining which contractor is awarded a job. Mergers among oil and natural gas exploration and production companies from time to time may reduce the number of available clients, resulting in increased price competition.
Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and may result in some of our rigs being idle for long periods of time. Prolonged periods of low utilization and low dayrates could result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
The increase in supply created by the number of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the supply attributable to newbuild rigs, especially those being built on speculation, could cause a reduction in future dayrates. In certain markets, for example, we are experiencing competition from newbuild jackups that are scheduled to enter the market in 2009 and beyond. The entry of these newbuild jackups into the market may result in lower marketplace dayrates for jackups. Similarly, there are a number of deepwater newbuilds that are scheduled to enter the market over the next several years, which could also adversely affect the dayrates for these units.
The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our financial position, results of operations and cash flows.
The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has led to a recession in the United States, Europe and Japan and could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a worldwide recession, combined with lower prices for oil and gas, would likely reduce worldwide demand for energy and demand for drilling services. If demand for drilling services declines, we could experience a decline in dayrates for new contracts and a slowing in the pace of new contract activity. Crude oil prices declined significantly in the second half of 2008 and forecasted crude oil prices for the remainder of 2009 are not expected to return to prior levels. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices or material impairment of our customers’ cash flow or liquidity, including their access to capital, could result in lower levels of exploration, development and production activity. Lower levels of exploration activity could result in a corresponding decline in the demand for our drilling services, which could have a material adverse effect on our financial position, results of operations and cash flows. The financial crisis may also adversely affect the ability of shipyards to meet scheduled deliveries of our newbuilds and our ability to renew our fleet through new vessel construction projects and conversion projects.

The global financial and credit crisis may have impacts on our liquidity and financial condition that we currently cannot predict.
The global financial and credit crisis and related instability in the global financial system may impact our liquidity and financial condition, and we may face significant challenges if conditions in the financial markets do not improve. Banks and other lenders have suffered significant losses and have implemented stricter standards for lending, which has contributed to a general restriction on the availability of credit. It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions. The credit crisis could also impact our lenders and customers, causing them to fail to meet their obligations to us. While there can be no assurance that the current financial crisis will improve and its impact on our future liquidity and financial condition cannot be predicted, we will continue to monitor it.
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
We currently have significant new construction projects and conversion projects underway and we may undertake additional such projects in the future. In addition, we make significant upgrade, refurbishment and repair expenditures for our fleet from time to time, particularly as our rigs become older. Some of these expenditures are unplanned. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	work stoppages and labor disputes;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;

•	weather interferences;

•	difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;

•	design and engineering problems;

•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unanticipated actual or purported change orders;

•	client acceptance delays;

•	disputes with shipyards and suppliers;

•	delays in, or inability to obtain, access to funding;

•	shipyard failures and difficulties, including as a result of financial problems of shipyards or their subcontractors; and

•	failure or delay of third-party equipment vendors or service providers.
Failure to complete a rig upgrade or new construction on time, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract. For example, drilling contracts for our newbuild rigs currently under construction include provisions that would allow our customers to terminate the contract if we experience construction or commissioning delays. Any unforeseen delays, many of which are beyond our control, could result in delays in delivery of these rigs to our customers. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.
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
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”). Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. For a discussion of an ongoing internal investigation relating to our operations in Nigeria, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Internal Investigation”.
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

Following Hurricanes Katrina and Rita in 2005, the insurance industry offered reduced coverage for U.S. Gulf of Mexico named windstorm perils at significantly higher premiums designed to recover hurricane-related underwriting losses in an accelerated manner, particularly for companies that have an exposure in the U.S. Gulf of Mexico. The damage sustained to offshore oil and gas assets as a result of Hurricane Ike in 2008 has caused the insurance market for U.S. named windstorm perils to deteriorate even further. Our units deployed in the U.S. Gulf of Mexico include five semisubmersibles and three submersibles (two contracted submersibles and one cold stacked submersible). We have not yet concluded the March 2009 renewal of our insurance program, but we believe that coverage terms will be more restrictive and premium pricing much higher for U.S. named windstorm perils as compared to our expiring insurance program. Accordingly, we may decide to self insure U.S. named windstorm perils until such time the insurance market can once again offer terms and pricing that are acceptable to us. If we self insure U.S. named windstorm perils, such self insurance would not apply to our units in the Mexican portion of the Gulf of Mexico. We also expect to assume generally higher deductibles for our other insurance coverage. If one or more future significant weather-related events occur in the Gulf of Mexico, or in any other geographic area in which we operate, we may experience further increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include war risk, activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
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
Our non-U.S. operations involve additional risks not associated with U.S. Gulf of Mexico operations.
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
Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•	the importing, exporting, equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	currency exchange controls;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We have historically operated our drilling units offshore Nigeria under temporary import permits. The permits covering the two units currently operating in Nigeria expired in November 2008 and we have pending applications to renew these permits. However, as of February 25, 2009, the Nigerian customs office had not acted upon our applications. We may not be able to obtain these extensions or replacement permits. Even if we are able to obtain these extensions, we may not be able to obtain further extensions or new temporary import permits necessary to continue uninterrupted operations in Nigerian waters for the duration of the units’ drilling contracts. We cannot predict what impact these events may have on any such contract or our business in Nigeria. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how such changes may impact our business there. For additional information regarding our ongoing internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse affect on our results of operations.
We have been advised by the Nigerian Maritime Administration and Safety Agency (“NIMASA”) that it is seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. We have also been informed that NIMASA has recently filed suit against us in the Federal High Court of Nigeria seeking collection of this surcharge. We do not believe that our offshore drilling units are engaged in the Nigerian coastal shipping trade nor that our units are “vessels” within the meaning of Nigeria’s cabotage laws. We are taking legal action to resist the application of Nigeria’s cabotage laws to our drilling units, although the outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. We may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely effect our operations in Nigerian waters and require us to incur additional costs of compliance. For additional information regarding this action, see “Part II, Item 8. Financial Statements and Supplementary Data, Note 12 — Commitments and Contingencies”.

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
Due to our non-U.S. operations, we may experience currency exchange losses where revenues are received or expenses are paid in nonconvertible currencies or where we do not hedge an exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
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
Forward-Looking Statements
This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those described in “Risk Factors” above, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
DRILLING FLEET
Our offshore fleet is composed of the following types of units: semisubmersibles, dynamically positioned drillships, independent leg cantilevered jackups and submersibles. Each type is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and ocean floor conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.
Semisubmersibles
Our semisubmersible fleet consists of 13 units, including:
•	five units that have been converted to Noble EVA-4000™ semisubmersibles;

•	three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles (including the Noble Dave Beard, which is currently under construction);

•	two Pentagone 85 semisubmersibles;

•	two Bingo 9000 design units (the Noble Danny Adkins and the Noble Jim Day, both of which are under construction); and

•	one semisubmersible capable of operating in harsh environments.
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
Dynamically Positioned Drillships
We have four dynamically positioned drillships in the fleet, including our dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship under construction. Drillships are ships that are equipped for drilling and are typically self-propelled. Our units are positioned over the well through the use of a computer- controlled dynamic positioning system. Two drillships, the Noble Leo Segerius and the Noble Roger Eason, are capable of drilling in water depths up to 5,600 feet and 7,200 feet, respectively. The Noble Muravlenko, in which we own an 82 percent interest through a joint venture, is capable of drilling in water depths up to 4,900 feet.
In addition, in September 2008 we signed contracts for the construction of a new, dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship as described under “Item 1. Business – Business Developments During 2008.” That description is incorporated herein by reference. The Globetrotter-class drillship will be capable of drilling in water depths up to 10,000 feet.

Independent Leg Cantilevered Jackups
We have 43 jackups in the fleet, including the Noble Scott Marks which is currently under construction and the recently completed Noble Hans Deul. Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between eight and 400 feet, depending on the jackup.
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

Drilling Fleet Table
The following table sets forth certain information concerning our offshore fleet at January 8, 2009. The table does not include any units owned by operators for which we had labor contracts. We operate and, unless otherwise indicated, own all of the units included in the table.
Drilling Fleet Table

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Semisubmersibles - 13
Noble Paul Wolff	Noble EVA-4000™ - DP	2006 R	9,200	30,000	Brazil	Active
Noble Paul Romano	Noble EVA-4000™	1998R/2007M	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Amos Runner	Noble EVA-4000™	1999R/2008M	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999R/2006M	6,000	30,000	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	Mexico	Active
Noble Homer Ferrington	F&G 9500 Enhanced Pacesetter	2004 R	6,000	30,000	Cote d’Ivorie	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (3)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard	F&G 9500 Enhanced Pacesetter - DP	2008 N	10,000	35,000	China	Shipyard/Contracted
Noble Danny Adkins	Bingo 9000 - DP	2009 N	12,000	35,000	Singapore	Shipyard/Contracted
Noble Jim Day	Bingo 9000 - DP	2009 N	12,000	35,000	Singapore	Shipyard/Contracted

Dynamically Positioned Drillships - 4
Noble Roger Eason	NAM Nedlloyd - C	2005 R	7,200	25,000	Brazil	Shipyard/Contracted
Noble Leo Segerius	Gusto Engineering Pelican Class	2002 R	5,600	20,000	Brazil	Active
Noble Muravlenko (4)	Gusto Engineering Pelican Class	1997 R	4,900	20,000	Brazil	Active
Globetrotter (3)	Globetrotter Class	2011 N	10,000	30,000	China	Shipyard

Independent Leg Cantilevered Jackups - 43
Noble Bill Jennings	MLT Class 84 - E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Eddie Paul	MLT Class 84 - E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Leonard Jones	MLT Class 53 - E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Julie Robertson (3) (5)	Baker Marine Europe Class	2001 R	390	25,000	U.K.	Active
Noble Al White (3)	CFEM T-2005-C	2005 R	360	30,000	The Netherlands	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Byron Welliver (3)	CFEM T-2005-C	1982	300	30,000	Denmark	Active
Noble Roy Butler (6)	F&G L-780 MOD II	1998 R	300	25,000	Mexico	Active
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Nigeria	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	Qatar	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	India	Active
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Gus Androes	Levingston Class 111-C	2004 R	300	30,000	U.A.E.	Active
Noble Lewis Dugger	Levingston Class 111-C	1997 R	300	25,000	Mexico	Active
Noble Ed Holt	Levingston Class 111-C	2003 R	300	25,000	India	Active
Noble Sam Noble	Levingston Class 111-C	1982	300	25,000	Mexico	Active
Noble Gene Rosser	Levingston Class 111-C	1996 R	300	20,000	Mexico	Active
Noble John Sandifer	Levingston Class 111-C	1995 R	300	25,000	Mexico	Active
Noble Harvey Duhaney	Levingston Class 111-C	2001 R	300	25,000	Qatar	Active
Noble Mark Burns	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Cees van Diemen	Modec 300C-38	2004 R	300	25,000	U.A.E.	Shipyard/Contracted
Noble David Tinsley	Modec 300C-38	2004 R	300	25,000	Qatar	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Qatar	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Roy Rhodes (6)	MLT Class 116-C	1979	300	25,000	U.A.E.	Active
Noble Charles Copeland (7)	MLT Class 82-SD-C	2001 R	280	20,000	Qatar	Active
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Nigeria	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Mexico	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	Qatar	Active
Noble George Sauvageau (3)	NAM Nedlloyd-C	1981	250	25,000	The Netherlands	Active
Noble Ronald Hoope (3)	MSC/CJ-46	1982	250	25,000	U.K.	Active
Noble Lynda Bossler (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Piet van Ede (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	U.A.E.	Shipyard
Noble Don Walker	Baker Marine BMC 150-SD	1992 R	150	20,000	Benin	Active
Dhabi II	Baker Marine BMC 150	2006 R	150	20,000	U.A.E.	Active
Noble Roger Lewis (3) (8)	F&G JU-2000E	2007	400	30,000	Qatar	Active
Noble Hans Deul (3)	F&G JU-2000E	2008	400	30,000	U.K	Shipyard/Contracted
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	China	Shipyard/Contracted

Submersibles - 3
Noble Joe Alford	Pace Marine 85G	2006 R	70	25,000	U.S. Gulf of Mexico	Active
Noble Lester Pettus	Pace Marine 85G	2007 R	70	25,000	U.S. Gulf of Mexico	Active
Noble Fri Rodli	Transworld	1998 R	70	25,000	U.S. Gulf of Mexico	Cold Stacked
See footnotes on the following page.

Footnotes to Drilling Fleet Table
1.
Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

2.
Rigs listed as “active” were operating under contract as of January 8, 2009; rigs listed as “contracted” have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract.

3.	Harsh environment capability.

4.	We operate the unit and own an 82 percent interest in the unit through a joint venture.

5.
Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 200 feet of water in a harsh environment. We own the additional leg sections required to extend the drilling depth capability to 390 feet of water.

6.
Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional leg sections required to extend the drilling depth capability to 300 feet of water.

7.
Although designed for a water depth rating of 280 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional leg sections required to extend the water depth capability to 280 feet of water.

8.
Although designed for a water depth rating of 400 feet of water, the rig is currently equipped with legs adequate to drill in approximately 225 feet of water. We own the additional leg sections required to extend the drilling depth capability to 400 feet of water.

FACILITIES
Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment, in Baar, Switzerland; Sugar Land, Texas; New Orleans and Lafitte, Louisiana; Leduc, Alberta and St. John’s, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Ivory Coast; Equatorial Guinea; Mexico City and Ciudad del Carmen, Mexico; Doha, Qatar; Abu Dhabi and Dubai, U.A.E.; Beverwijk and Den Helder, The Netherlands; Norfolk, England; Macae and Rio de Janiero, Brazil; Dalian, China; Jurong, Singapore; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities, in Bayou Black, Louisiana and Aberdeen, Scotland.
For a description of the Transaction and our consideration of a possible relocation of our principal executive offices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Transaction.”
ITEM 3. LEGAL PROCEEDINGS.
Information regarding legal proceedings is set forth in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Ordinary Shares and Related Member Information
Our ordinary shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends declared and paid per ordinary share:

			Dividends
	High	Low	Declared and Paid

2008
Fourth quarter	$42.96	$20.62	$0.04
Third quarter	65.78	41.27	0.04
Second quarter	67.98	50.49	0.79
First quarter	57.01	42.11	0.04

2007
Fourth quarter	$57.64	$46.21	$0.04
Third quarter	54.29	43.48	0.04
Second quarter	49.52	39.19	0.02
First quarter	40.78	33.81	0.02
The declaration and payment of dividends, or distributions of capital, in the future are at the discretion of our Board of Directors or, in the event the Transaction is completed, our shareholders, and the amount of any future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
On February 15, 2009, there were 261,500,479 of our ordinary shares outstanding held by 1,777 member accounts of record.

If the Transaction is completed, we expect the shares of the new Swiss holding company, also named “Noble Corporation”, to be listed and traded on the NYSE under the symbol “NE”. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Transaction.”
Purchases of Ordinary Shares
The following table sets forth for the periods indicated certain information about ordinary shares that we purchased:

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased		per Share		or Programs (1)	or Programs (1)

October 2008	463	(2)	$38.22	(2)	—	20,339,891
November 2008	151,124	(3)	33.54	(3)	100,000	20,239,891
December 2008	1,900,336	(4)	21.16	(4)	1,900,000	18,339,891

(1)
All share purchases were made in the open market pursuant to our share repurchase program that our Board of Directors authorized and adopted and we announced on January 31, 2002. Our share repurchase program has no date of expiration.

(2)	Includes 463 ordinary shares at an average price of $38.22 per share surrendered to us by employees for withholding taxes payable upon the vesting of restricted stock.

(3)
Includes 51,124 ordinary shares at an average price of $40.61 per share surrendered to us by employees for withholding taxes payable upon the vesting of restricted stock. The 100,000 shares repurchased pursuant to our share repurchase program were purchased at an average price of $29.92 per share.

(4)
Includes 336 ordinary shares at an average price of $23.84 per share surrendered to us by employees for withholding taxes payable upon the vesting of restricted stock. The 1,900,000 shares repurchased pursuant to our share repurchase program were purchased at an average price of $21.16 per share.

Stock Performance Graph
This graph shows the cumulative total shareholder return of our ordinary shares over the five-year period from December 31, 2003 to December 31, 2008. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on December 31, 2003 and that all dividends were reinvested on the date of payment.

	INDEXED RETURNS
	Years Ending December 31,
Company Name / Index	2003	2004	2005	2006	2007	2008

Noble Corporation	$100.00	$139.02	$197.45	$213.64	$317.89	$126.39
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones U.S. Oil Equipment & Services	100.00	135.40	205.46	233.14	337.92	137.55
Investors are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.
The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2008, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$3,446,501	$2,995,311	$2,100,239	$1,382,137	$1,066,231
Net income	1,560,995	1,206,011	731,866	296,696	146,086
Net income per share:
Basic	5.90	4.52	2.69	1.09	0.55
Diluted	5.85	4.48	2.66	1.08	0.55

Balance Sheet Data (at end of period)
Cash and marketable securities	$513,311	$161,058	$61,710	$166,302	$191,578
Property and equipment, net	5,642,549	4,795,916	3,858,393	2,999,019	2,743,620
Total assets	7,102,331	5,876,006	4,585,914	4,346,367	3,307,973
Long-term debt	750,789	774,182	684,469	1,129,325	503,288
Total debt (1)	923,487	784,516	694,098	1,138,297	511,649
Shareholders’ equity	5,290,715	4,308,322	3,228,993	2,731,734	2,384,434

Other Data
Net cash from operating activities	$1,888,192	$1,414,373	$988,715	$529,010	$332,221
Net cash from investing activities	(1,129,293)	(1,223,873)	(349,910)	(1,147,411)	(297,423)
Net cash from financing activities	(406,646)	(91,152)	(698,940)	681,456	(38,575)
Capital expenditures	1,231,321	1,287,043	1,122,061	545,095	333,989
Working capital	561,348	367,419	143,720	263,120	211,117
Cash dividends declared per share (2)	0.91	0.12	0.08	0.05	—

(1)	Consists of Long-Term Debt and Current Maturities of Long-Term Debt.

(2)
In October 2004, our Board of Directors modified our then existing dividend policy and instituted a new policy in the first quarter of 2005 for the payment of a quarterly cash dividend. The cash dividend declared in 2008 includes a special dividend of $0.75 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion is intended to assist you in understanding our financial position at December 31, 2008 and 2007, and our results of operations for each of the years in the three-year period ended December 31, 2008. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.
EXECUTIVE OVERVIEW
Our 2008 financial and operating results include:
•	operating revenues totaling $3.4 billion;

•	net income of $1.6 billion or $5.85 per diluted share;

•	net cash from operating activities totaling $1.9 billion;

•	an increase in our average dayrate across our worldwide fleet to $174,506 from $139,948 in 2007;

•	a decrease in debt to 14.9 percent of total capitalization at the end of 2008, down from 15.4 percent at the end of 2007.
The global financial crisis created an environment of uncertainty during late 2008 that has continued into 2009, and it has raised concerns that the worldwide economy may enter into a prolonged recession. Deterioration in the worldwide economy could result in reduced demand for oil and gas exploration and production activity and, therefore, reduce demand for offshore drilling services. The financial crisis has created significant reductions in available credit and other sources of capital, which may restrict our ability to fund our operations and capital expenditures and adversely impact our customers’ and lenders’ ability to fulfill their obligations to us. Other possible negative impacts include a decline in dayrates under new contracts, an increase in early termination of or defaults under existing contracts and a slowing in the pace of new contract activity.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Our results of operations depend on activity in the oil and gas production and development markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in a greater demand for our services and lower oil and gas prices result in reduced demand for our services. Oil and gas prices are extremely volatile and have declined sharply since mid-2008.
Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 74 newbuild jackups and 96 deepwater newbuilds are scheduled to enter service worldwide between 2009 and 2012. The majority of these units reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation”. The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in commodity prices or the level of demand for our drilling services or increases in the supply of drilling rigs in the market could have an adverse effect on our results of operations.
We continued to face significant cost pressure in 2008 as a result of increases in labor costs and prices for materials and services that are essential to our operations. Daily operating costs increased to $53,528 per day in 2008 from $45,375 per day in 2007. Given the current high demand for personnel and equipment, we expect to see continued upward pressure on operating costs in 2009.

Our long-standing business strategy is the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of drilling assets in important geological areas. Since the beginning of 2001, we have added seven jackups, two deepwater semisubmersibles, and two ultra-deepwater semisubmersible baredeck hulls, both of which are now being completed into rigs, to our worldwide fleet through acquisitions. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. In 2008, we continued our expansion strategy as indicated by the following developments and activities:
•	we took delivery of our newbuild F&G JU-2000E enhanced premium independent leg cantilevered jackup, the Noble Hans Deul, which is now operating under a long-term drilling contract;

•
construction continued on one F&G JU-2000E enhanced premium independent leg cantilevered jackups, the Noble Scott Marks, which is being constructed in China and is scheduled for delivery in the second quarter of 2009;

•
construction continued on three newbuild ultra-deepwater semisubmersibles, the Noble Danny Adkins, which is scheduled for delivery in the third quarter of 2009, and the Noble Dave Beard and the Noble Jim Day, which are scheduled for delivery in the fourth quarter of 2009; and

•
we entered into agreements for the construction of a new, dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered in the second half of 2011. We are continuing to evaluate the possibility of exercising options to construct up to three additional Globetrotter-class drillships.

Newbuild capital expenditures totaled $800 million in 2008 for our rigs under construction during the year.
PROPOSED TRANSACTION
In December 2008, we announced a proposed merger, reorganization and consolidation transaction (the “Transaction”), which, if completed, will restructure our corporate organization. The Transaction would result in a new Swiss holding company serving as the publicly traded parent of the Noble group of companies. The Transaction would effectively change the place of incorporation of the publicly traded parent company from the Cayman Islands to Switzerland.
The Transaction will involve several steps. First, we have formed a new Swiss corporation registered in the Canton of Zug, Switzerland named Noble Corporation (“Noble-Switzerland”) as a direct, wholly-owned subsidiary of Noble Corporation, the Cayman Islands company that is the current ultimate parent company (“Noble-Cayman”). Noble-Switzerland, in turn, has formed a new Cayman Islands subsidiary named Noble Cayman Acquisition Ltd. (“merger sub”). We have set a meeting of members on March 17, 2009 to approve the Transaction, and, assuming we have obtained the necessary member approval, we plan to have a subsequent hearing of the Grand Court of the Cayman Islands on March 26, 2009 to approve the Transaction. If the requisite member and court approvals are obtained, we expect to close the Transaction promptly following the court approval.
In connection with the Transaction, merger sub will merge with Noble-Cayman, with Noble-Cayman as the surviving company. As a result of the Transaction, merger sub will be dissolved and will cease to exist and Noble-Cayman will become a direct, wholly-owned subsidiary of Noble-Switzerland, the resulting publicly traded parent of the Noble group. In the Transaction, all of the outstanding ordinary shares of Noble-Cayman will be cancelled, and Noble-Switzerland will issue, through an exchange agent, one share of Noble-Switzerland in exchange for each share of Noble-Cayman, plus an additional 15 million shares of Noble-Switzerland to Noble-Cayman, which may in turn subsequently transfer these shares to one or more other subsidiaries of Noble-Switzerland for future use to satisfy our obligation to deliver these shares in connection with awards granted under our employee benefits plans and other general corporate purposes. We expect the Noble-Switzerland shares to be listed and traded on the New York Stock Exchange under the symbol “NE”, the same symbol under which our shares are currently listed and traded.
We have not concluded whether we will relocate our principal executive offices from Sugar Land, Texas. However, we are continuing to analyze this issue and we may relocate such offices either before or after the consummation of the Transaction if we believe it would be in the best interests of Noble and our shareholders.
We currently believe that the Transaction should have no material impact on how we conduct our day-to-day operations. Where we conduct our future operations will depend on a variety of factors, independent of our legal domicile, including the worldwide demand for our services and the overall needs of our business.

CONTRACT DRILLING SERVICES BACKLOG
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of December 31, 2008 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2009	2010	2011	2012	2013-2016
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (1)	$8,894,000	$1,794,000	$2,016,000	$1,695,000	$1,167,000	$2,222,000
Jackups/Submersibles (2)	2,646,000	1,887,000	577,000	182,000	—	—

Total (3)(4)	$11,540,000	$3,681,000	$2,593,000	$1,877,000	$1,167,000	$2,222,000

Percent of Available
Operating Days Committed (5)		79%	40%	24%	13%	7%

(1)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $335 million attributable to these performance bonuses.

(2)
Our drilling contracts with Pemex Exploracion y Produccion (“Pemex”) for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for five jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the December 31, 2008 index-based dayrates for periods subsequent to the initial firm dayrate period.

(3)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. We currently have 13 rigs contracted to Pemex in Mexico, and our backlog includes approximately $1.5 billion related to such contracts at December 31, 2008.

(4)
The Noble Scott Marks must be provided by September 30, 2009 or our customer has the right to terminate the contract. The Noble Danny Adkins must be delivered from the shipyard by July 30, 2009 or the customer has the right to terminate the contract. The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010. The drilling contract for the Noble Dave Beard gives the customer the right to terminate the contract if the rig did not commence operations by December 2008 and also gives the customer the right to apply a penalty for delay beyond the date upon which it had the right to cancel. We continue to discuss an extension for commencement and a reduction in penalty for this rig and believe we will come to an accommodation with the client that is acceptable to us.

(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2009 through 2011.
Our contract drilling services backlog consists of commitments we believe to be firm. Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. If worldwide economic conditions continue to deteriorate, it is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, reimbursable amounts from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The amount of actual revenues earned and the actual periods during which revenues are earned may differ from the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

INTERNAL INVESTIGATION
In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of our Board of Directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.
The audit committee commissioned the internal investigation after our management brought to the attention of the audit committee a news release issued by another company. The news release disclosed that the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. Our drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review our own practices in this regard.
We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was underway. We have been cooperating, and intend to continue to cooperate fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business or financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at December 31, 2008.
We are currently operating two jackup rigs offshore Nigeria. The temporary import permits covering the rigs expired in November 2008 and we have pending applications to renew these permits. However, as of February 25, 2009, the Nigerian customs office had not acted on our applications. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

Notwithstanding that the internal investigation is ongoing, we concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or U.S. officials, we adopted additional measures intended to enhance FCPA compliance procedures. Further measures may be required once the investigation concludes.
RESULTS OF OPERATIONS
2008 Compared to 2007
General
Net income for 2008 was $1.6 billion, or $5.85 per diluted share, on operating revenues of $3.4 billion, compared to net income for 2007 of $1.2 billion, or $4.48 per diluted share, on operating revenues of $3.0 billion.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2008 and 2007:

	Average Rig
	Utilization(1)		Operating Days(2)			Average Dayrates
					%			%
	2008	2007	2008	2007	Change	2008	2007	Change
Jackups	92%	97%	13,879	14,294	-3%	$148,532	$120,229	24%
Semisubmersibles >6,000’(3)	96%	99%	2,466	2,358	5%	327,558	274,613	19%
Semisubmersibles <6,000’(4)	100%	89%	1,098	971	13%	220,475	177,790	24%
Drillships	67%	89%	732	970	-25%	201,819	119,669	69%
Submersibles	66%	73%	729	802	-9%	54,106	74,171	-27%

Total	90%	95%	18,904	19,395	-3%	$174,506	$139,948	25%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2008 and 2007:

			Change
	2008	2007	$	%
Operating Revenues:
Contract drilling services	$3,298,850	$2,714,250	$584,600	22%
Reimbursables (1)	76,099	83,944	(7,845)	-9%
Other	1,275	1,326	(51)	-4%

	$3,376,224	$2,799,520	$576,704	21%

Operating Costs and Expenses:
Contract drilling services	$1,011,882	$880,049	$131,833	15%
Reimbursables (1)	65,251	70,964	(5,713)	-8%
Depreciation and amortization	349,448	283,225	66,223	23%
Selling, general and administrative	72,381	83,695	(11,314)	-14%
Hurricane losses and (recoveries), net	10,000	(3,514)	13,514	**

	1,508,962	1,314,419	194,543	15%

Operating Income	$1,867,262	$1,485,101	$382,161	26%

** Not a meaningful percentage

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for 2008 as compared to 2007 were primarily driven by increases in average dayrates. Average dayrates increased revenues approximately $670 million for 2008, while fewer operating days reduced revenues approximately $86 million.
Average dayrates increased 25 percent in 2008 as compared to 2007. Except for our submersible rigs, which were impacted by weakening demand in the shallow waters of the U.S. Gulf of Mexico, higher average dayrates were received across all rig categories as strong demand for drilling rigs drove market dayrates higher. Demand in the U.S. Gulf of Mexico has been weakened due to decreases in natural gas prices and increases in operating costs compared to on-shore drilling.
The decrease in operating days in 2008 as compared to 2007 was primarily due to an increase in downtime of certain rigs in 2008. Unpaid shipyard days increased 417 days in 2008 as compared to 2007, as the Noble Roy Butler and the Noble George McLeod each spent significant time in the shipyard during 2008 for rig modifications and regulatory inspections, and the Noble Roger Eason is currently completing repairs for fire damage suffered in November 2007. Additionally, the Noble Fri Rodli, the Noble Don Walker, the Noble Roy Butler and the Noble Carl Norberg spent an aggregate total of 852 days stacked during 2008. The Noble Fri Rodli has been cold-stacked since October 2007 due to weakening demand in the shallow waters of the U.S. Gulf of Mexico. The Noble Don Walker, the Noble Roy Butler and the Noble Carl Norberg spent time stacked in 2008 due to weakness in the Nigerian market. The Noble Carl Norberg and the Noble Roy Butler are currently under contract in Mexico, and the Noble Don Walker is operating under a contract off the West African coast of Benin. The aggregate number of stacked days in 2007 was 255 days. These decreases in operating days were partially offset by increased operating days of 471 days for three recently completed newbuilds, the ultra-deepwater semisubmersible the Noble Clyde Boudreaux and the enhanced premium jackups the Noble Roger Lewis and the Noble Hans Deul, which were added to the fleet in June 2007, September 2007 and November 2008, respectively. Additionally, 2008 had one more available operating day than 2007 due to leap year, which added 54 more operating days in 2008.
Operating Costs and Expenses. Contract drilling services expenses increased 15 percent in 2008 as compared to 2007. Our recently completed newbuild rigs, including the Noble Clyde Boudreaux, the Noble Roger Lewis and the Noble Hans Deul, added $45 million of operating costs in 2008 as compared to 2007. Excluding the effect of these rigs, our labor costs increased $42 million in 2008 over 2007 due to higher compensation, including retention programs designed to retain key rig and operations personnel. The remaining $45 million of the operating cost increase in 2008 over 2007 was primarily due to increases in costs of daily rig operations, including a $19 million increase in maintenance expenses, an $11 million increase in crew rotation and transportation costs and to a lesser extent, increases in catering, fuel, rig communications and safety and training costs.

Depreciation and amortization increased $66 million in 2008 over 2007 due to depreciation on newbuilds added to the fleet, and additional depreciation related to other capital expenditures on our fleet since the beginning of 2007.
Selling, general and administrative expenses decreased $11 million in 2008 from 2007 primarily due to a $6 million decrease in severance costs related to executive departures, a $3 million reduction in compensation expense on our Restoration Plan mark-to-market adjustment and a $2 million decrease in costs incurred in the internal investigation of our Nigerian operations.
Hurricane losses and recoveries, net for 2008 relate to a charge of $10 million, which represents our deductible under our insurance program, for certain of our rigs operating in the U.S. Gulf of Mexico that sustained damage as a result of Hurricane Ike. All damaged rigs have subsequently returned to work. During 2007, we recognized a net recovery of $4 million on the final settlement of all remaining physical damage and loss of hire insurance claims for damage caused by Hurricanes Katrina and Rita in 2005.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2008 and 2007:

			Change
	2008	2007	$	%
Operating Revenues:
Labor contract drilling services	$55,078	$156,508	$(101,430)	-65%
Reimbursables (1)	14,750	37,297	(22,547)	-60%
Engineering, consulting and other	449	1,986	(1,537)	-77%

	$70,277	$195,791	$(125,514)	-64%

Operating Costs and Expenses:
Labor contract drilling services	$42,573	$125,624	$(83,051)	-66%
Reimbursables (1)	14,076	34,988	(20,912)	-60%
Engineering, consulting and other	—	17,520	(17,520)	-100%
Depreciation and amortization	7,210	9,762	(2,552)	-26%
Selling, general and administrative	1,762	2,136	(374)	-18%
Gain on disposal of assets, net	(36,485)	—	(36,485)	100%

	29,136	190,030	(160,894)	-85%

Operating Income	$41,141	$5,761	$35,380	614%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows. The reduction in reimbursables for 2008 as compared to 2007 is due to the sale of our North Sea labor contract drilling services business.

Operating Revenues. Our labor contract drilling services revenues decreased primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the second quarter of 2008, we returned the jackup Noble Kolskaya, which we had operated under a bareboat charter, to its owner. Revenues during 2008 related to our North Sea labor contract drilling services business and the Noble Kolskaya were $22 million as compared to $124 million in 2007.
Engineering, consulting and other operating revenues decreased $2 million in 2008 from 2007 due to closure of the operations of our Triton Engineering Services, Inc. (“Triton”) subsidiary in March 2007 and the sale of the rotary steerable assets and intellectual property of our Noble Downhole Technology Ltd. (“Downhole Technology”) subsidiary in November 2007. We no longer conduct engineering and consulting operations.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased in 2008 due to the sale of our North Sea labor contract drilling services business and the return of the Noble Kolskaya to its owner.

Engineering, consulting and other expenses decreased $17 million in 2008 due to the sale of the Downhole Technology assets and the closure of the operations of Triton.
The decrease in depreciation and amortization was primarily due to the return of the Noble Kolskaya to its owner during 2008.
Gain on disposal of assets, net for 2008 primarily relates to the sale of our North Sea labor contract drilling services business in April 2008. In connection with this transaction, we recognized a gain of $36 million, net of closing costs, which included approximately $5 million in cumulative currency translation adjustments.
Other Income and Expenses
Interest Expense. Interest expense, net of amount capitalized, decreased $9 million due to lower average debt levels in 2008 than 2007 primarily as a result of short-term borrowings during 2007 that contributed $8 million in interest expense. The short-term borrowings were used to repay an inter-company loan in connection with the dissolution of a wholly-owned subsidiary. Capitalized interest for 2008 was $48 million as compared to $50 million for 2007.
Interest income and other, net. Interest income decreased $3 million in 2008 from 2007 primarily as a result of the investment of the proceeds from the short-term borrowings described above during 2007 that contributed $6 million in interest income during 2007. This decrease was partially offset by interest on increased average cash and cash equivalent balances during 2008.
Income Tax Provision. The income tax provision increased $69 million primarily due to higher pre-tax earnings in 2008 over 2007. The higher pre-tax earnings increased income tax expense by approximately $81 million, offset by a lower effective tax rate of 18.4 percent in 2008 compared to 19.0 percent in 2007, that decreased income tax expense by approximately $12 million. The lower effective tax rate in 2008 resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
2007 Compared to 2006
General
Net income for 2007 was $1.2 billion, or $4.48 per diluted share, on operating revenues of $3.0 billion, compared to net income for 2006 of $732 million, or $2.66 per diluted share, on operating revenues of $2.1 billion.
Rig Utilization, Operating Days and Average Dayrates
The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2007 and 2006:

	Average Rig
	Utilization (1)		Operating Days (2)		Average Dayrate
	2007	2006	2007	2006	2007	2006

Jackups	97%	97%	14,294	14,147	$120,229	$76,450
Semisubmersibles — >6,000’(3)	99%	100%	2,358	2,190	274,613	229,025
Semisubmersibles — <6,000’(4)	89%	85%	971	930	177,790	142,522
Drillships	89%	100%	970	1,095	119,669	99,795
Submersibles	73%	84%	802	925	74,171	67,452

Total	95%	96%	19,395	19,287	$139,948	$97,837

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

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

Operating Revenues. Contract drilling services revenues increased $827 million, or 44 percent, primarily due to higher average dayrates. Higher average dayrates increased revenues approximately $812 million and the higher number of operating days increased revenues approximately $15 million. Average dayrates increased from $97,837 to $139,948, or $42,111 (43 percent), in 2007 as compared to 2006. Higher average dayrates were received across all rig categories as strong demand for drilling rigs drove dayrates higher. Operating days increased from 19,287 in 2006 to 19,395 in 2007, or 108 days. Two newbuilds, the ultra-deepwater semisubmersible Noble Clyde Boudreaux and the enhanced premium jackup Noble Roger Lewis, which were added to the fleet in June and September 2007, respectively, contributed 307 additional operating days in 2007. These additional operating days were partially offset by 86 fewer operating days on our submersible the Noble Fri Rodli, which was cold-stacked in October 2007, due to weakening demand in the shallow waters of the U.S. Gulf of Mexico and 49 fewer operating days on our drillship the Noble Roger Eason, principally due to a fire incident in late November 2007. Additionally, in 2007, there were 49 more unpaid shipyard and regulatory inspection days than in 2006. Utilization of our contract drilling fleet decreased to 95 percent for 2007 from 96 percent in 2006.
Operating Costs and Expenses. Contract drilling services expenses increased $184 million, or 26 percent, in 2007 as compared to 2006. The Noble Clyde Boudreaux and the Noble Roger Lewis, two newbuild rigs which began operations in 2007, added $23 million of operating costs in 2007. Additionally, we incurred start-up costs on our newbuild rigs under construction in advance of their completion as rig personnel were added and other costs were incurred. Newbuild rig start-up costs incurred in 2007 were $11 million, or $10 million higher than start-up costs incurred in 2006. Excluding the effect of our newbuild rigs, our labor costs increased $64 million due to higher compensation, including retention programs designed to retain key rig and operations personnel. Repair and maintenance costs during 2007 increased $27 million as rig equipment and oilfield labor service costs continued to increase. Higher agency fees of $14 million were incurred in 2007 in those countries where we retain agents who are compensated based on a percentage of revenues. Higher safety and training costs of $9 million were incurred during the year due to increased new hire personnel. We also incurred a $8 million increase in the costs of rotating our rig crews due to more rigs operating internationally and experienced a $6 million increase in offshore drilling crew personal injury claims. A $10 million charge, which equals our insurance deductible in 2007, was recorded related to a fire incident onboard the Noble Roger Eason in November 2007.
Depreciation and amortization increased $34 million, or 14 percent, to $283 million in 2007 due to $14 million of additional depreciation on the Noble Clyde Boudreaux, which began operations in June 2007, and $20 million of additional depreciation related to other capital expenditures on our fleet.
Hurricane Losses and Recoveries. Certain of our rigs operating in the U.S. Gulf of Mexico sustained damage in 2005 as a result of Hurricanes Katrina and Rita. All such units had returned to work by April 2006.

During the fourth quarter of 2007, we recognized a net recovery of $5 million on the final settlement of all remaining physical damage and loss of hire insurance claims for damage caused by Hurricanes Katrina and Rita in 2005. This settlement was partially offset by an additional claim loss of $2 million earlier in 2007, the net effect of which is reflected in “Hurricane losses and recoveries, net” as a component of “Operating Costs and Expenses” in our Consolidated Statements of Income. During 2006, we recorded $11 million in loss of hire insurance proceeds for two of our units that suffered downtime attributable to the hurricanes. Our insurance receivables at December 31, 2007 related to claims for hurricane damage were $39 million. We received $39 million during the first quarter of 2008 as final settlement of all remaining hurricane-related claims and receivables for physical damage and loss of hire.
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

Operating Revenues. Our labor contract drilling services revenues increased $45 million in 2007. Noble Kolskaya operations generated $23 million in higher revenues principally due to higher dayrates. Our Canadian and North Sea labor contracts produced $22 million in additional revenue, which was primarily due to increases in contract rates and operating days. The increased operating activity in the North Sea also generated $13 million in additional reimbursables revenue in 2007.
Engineering, consulting and other operating revenues decreased $6 million primarily due to the sale of the software business of our Maurer Technology Inc. (“Maurer”) subsidiary in June 2006, and the closure of our Triton subsidiary in March 2007. Subsequent to such sale and closure, the engineering, consulting and other operating revenues were primarily derived from the rotary steerable system assets and intellectual property owned by Downhole Technology, which were sold in November 2007.
Operating Costs and Expenses. Operating costs and expenses for labor contract drilling services increased $34 million over 2006 due to higher labor costs in Canada and the North Sea and additional operating days in the North Sea, which added $17 million in additional costs, and $17 million higher bareboat charter and other operating costs on the Noble Kolskaya. The increased operating activity in the North Sea also generated $13 million in additional reimbursables expense in 2007.
Engineering, consulting and other expenses increased $0.7 million in 2007. In March 2007, the operations of our Triton subsidiary were closed resulting in closure costs of $2 million, including a $0.4 million impairment of goodwill. In November 2007, Downhole Technology sold its rotary steerable system assets and intellectual property resulting in a loss of $13 million for the sale of these assets and intellectual property and other related exit activities, including a $9 million impairment of goodwill. In June 2006, the software business of Maurer was sold resulting in a loss of $4 million, including the write-off of goodwill totaling $5 million. Excluding the above charges related to Triton, Downhole Technology and Maurer, costs and expenses declined $10 million due to the disposal of these businesses and the reduction in project levels.
Depreciation and amortization increased $5 million in 2007 as compared to 2006 primarily due to $4 million higher depreciation on the Noble Kolskaya. The Noble Kolskaya bareboat charter agreement expired in July 2008, and contract specific capital expenditures related to its operations are depreciated over the remaining term of the bareboat charter.

Other Items
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $40 million to $86 million in 2007 from $46 million in 2006. The increase is principally due to $15 million of costs incurred in the internal investigation of our Nigerian operations, $7 million related to the retirement and resignation of our former chief executive officers, $7 million in higher employee-related costs for our employee benefit and retention plans and the addition of personnel, and approximately $6 million higher professional services fees including internal audit, tax and information technology services.
Interest Expense. Interest expense, net of amount capitalized, decreased $3 million in 2007. During 2007, we incurred interest expense of $8 million related to the debt incurred in connection with short-term borrowings. This compares with interest expense of approximately $8 million related to debt incurred in connection with our former investment in Smedvig ASA (“Smedvig”) during 2006. Excluding interest expense related to these debt balances, interest expense increased $10 million in 2007 primarily due to a higher level of borrowings in 2007 under our unsecured revolving bank credit facility and a full year of interest expense on our 5.875% Senior Notes issued in May 2006. Interest capitalized in 2007 increased $13 million from $38 million in 2006 to $50 million in 2007. The increase in interest incurred and interest capitalized is primarily attributable to our newbuild construction.
Interest income and other, net. Other, net increased $1 million in 2007. Interest income increased $4 million as a result of higher levels of cash investments in 2007, in part due to the investment of the proceeds of short-term borrowings, which contributed $6 million of interest income in 2007. In addition, 2006 included income of $4 million from the interests in deepwater oil and gas properties received pursuant to a prior year litigation settlement, $2 million of gains on sale of drill pipe and a $4 million charge for the settlement and release of claims by one of our agents for commissions relating to certain of our Middle East division activities.
Income Tax Provision. The income tax provision increased $94 million primarily due to higher pre-tax earnings in 2007, increasing income tax expense by $117 million, offset by a decrease in the effective tax rate from 20.6 percent in 2006 to 19.0 percent in 2007 decreasing income tax expense by $23 million. The lower effective tax rate resulted primarily from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate, and lower pre-tax earnings of U.S. owned assets.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal capital resource in 2008 was net cash from operating activities of $1.9 billion, which compared to $1.4 billion and $1.0 billion in 2007 and 2006, respectively. The increase in net cash from operating activities in 2008 was primarily attributable to higher net income. At December 31, 2008, we had cash and cash equivalents of $513 million and $600 million available under our bank credit facility. We had working capital of $561 million and $367 million at December 31, 2008 and 2007, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 14.9 percent and 15.4 percent at December 31, 2008 and 2007, respectively.
As a result of the significant cash generated by our operations, our cash on hand and the availability under our bank credit facility, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs for 2009 including:
•	normal recurring operating expenses;

•	short-term debt service requirements;

•	recurring capital expenditures;

•	repurchase of, and dividends on, our ordinary shares, or if the Transaction is completed, distributions with respect to a reduction in par value; and

•	contributions to our pension plans.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide and may impact our liquidity and financial condition if conditions in the financial markets do not improve. It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions. For more information relating to the risks affecting our business, see “Item 1A. Risk Factors”.
Capital Expenditures
Our primary liquidity requirement in 2009 will be for capital expenditures. We had total capital expenditures of $1.2 billion in 2008, and $1.3 billion and $1.1 billion for 2007 and 2006, respectively.
At December 31, 2008, we had five rigs under construction, and capital expenditures for new construction in 2008 totaled $800 million. Capital expenditures for newbuild rigs in 2008 included $219 million for the Noble Danny Adkins, $218 million for the Noble Jim Day, $166 million for the Noble Dave Beard and $99 million for our Globetrotter-class drillship. Additionally, new construction capital expenditures for 2008 included $98 million for our remaining newbuilds, which include the Noble Scott Marks and the recently completed Noble Hans Deul. Other capital expenditures totaled $324 million in 2008, which included approximately $116 million for major upgrade projects. Capitalized major maintenance expenditures, which typically occur every 3 to 5 years, totaled $108 million in 2008.
Our total capital expenditures budget for 2009 is approximately $1.3 billion. In connection with our 2009 and future capital expenditure programs, we have entered into certain commitments, including shipyard and purchase commitments, for approximately $1.2 billion, of which we expect to spend $825 million in 2009. Our remaining 2009 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects, as needed.
From time to time we consider possible projects that would require capital expenditures or other cash expenditures that are not included in our capital budget, and such unbudgeted capital or cash expenditures could be significant. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed planned capital expenditures include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.
Ordinary Share Repurchases and Dividends
Our Board of Directors has authorized and adopted a share repurchase program. At December 31, 2008, 18.3 million ordinary shares remained available under this authorization. Share repurchases for each of the three years ended December 31, 2008 were as follows:

	Total Number		Average
Year Ended	of Shares	Total Cost	Price Paid
December 31,	Purchased	(in thousands)	per Share
2008	7,965,109	$331,514	$41.62
2007	4,219,000	178,494	42.31
2006	7,600,000	267,021	35.13
Additionally, during 2006, we completed an odd-lot offer to purchase ordinary shares by purchasing 12,060 shares tendered during the offer for $0.4 million. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us.
Our most recent quarterly dividend declaration, to be paid on March 2, 2009 to holders of record on February 11, 2009, was $0.04 per ordinary share, or an aggregate of approximately $42 million on an annualized basis. The declaration and payment of dividends in the future are at the discretion of our Board of Directors and the amount thereof will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In addition, if our proposed Transaction is completed, all dividends by the new Swiss parent company must be approved in advance by the shareholders of the company, and we may propose to effect distributions through a reduction in par value. Such a reduction in par value could affect the timing of the distribution payments.

Contributions to Pension Plans
In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During 2008, 2007 and 2006 we made contributions to our non-U.S. and U.S. pension plans totaling $21 million, $54 million and $20 million, respectively. We expect the minimum aggregate contributions to our non-U.S. and U.S. plans in 2009, subject to applicable law, to be $6 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of December 31, 2008, our debt to total tangible capitalization was 0.15. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at December 31, 2008. We continually monitor compliance under our Credit Facility covenants and, based on our expectations for 2009, expect to remain in compliance.
In connection with the Transaction, in January 2009 we obtained consent agreements (the “Consents”) with certain lenders under the Credit Facility necessary to effect certain waivers of default under the Credit Facility that would result from the technical change of ownership of the Company that would occur as a result of the Transaction. Pursuant to the Consents, the required lenders under the Credit Facility (i) consented to the Transaction and (ii) waived any default or event of default under the change of ownership event of default set forth in Section 7.1(j) of the Credit Facility that would arise due to the Transaction.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At December 31, 2008, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
In November 2008, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $250 million principal amount of 7.375% Senior Notes due 2014. Proceeds, net of discount and issuance costs, totaled approximately $247 million. Interest on the 7.375% Senior Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year. The 7.375% Senior Notes are senior unsecured obligations of NHIL, unconditionally guaranteed by Noble, and are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid.

The indentures governing our four series of outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2008, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2009, expect to remain in compliance during the year.
At December 31, 2008, we had letters of credit of $150 million and performance and tax assessment bonds totaling $301 million supported by surety bonds outstanding. Of the letters of credit outstanding, $100 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Our debt increased to $923 million (including current maturities of $173 million) at December 31, 2008 from $785 million (including current maturities of $10 million) at December 31, 2007, primarily due to the issuance of the 7.375% Senior Notes discussed above, partially offset by the repayment of the outstanding balance under the Credit Facility in 2008. We expect to meet current maturity requirements either through cash on hand at maturity or by using borrowings available under our Credit Facility. Other than our outstanding letters of credit and surety bonds discussed above, at December 31, 2008 and 2007, we had no other off-balance sheet debt or other off-balance sheet arrangements. For additional information on our long-term debt, see Note 5 to our accompanying consolidated financial statements.
Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments at December 31, 2008 (in thousands):

		Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Cash Obligations
Long-term debt obligations (including current maturities)	$923,487	$172,698	$—	$—	$—	$299,837	$450,952
Interest payments	330,515	53,410	51,190	51,190	51,190	40,908	82,627
Operating leases	22,108	7,764	6,046	3,059	477	228	4,534
Pension plan contributions (1)	11,687	6,699	267	766	284	413	3,258
Purchase commitments	1,222,875	824,848	255,794	142,233	—	—	—

Total contractual cash obligations	$2,510,672	$1,065,419	$313,297	$197,248	$51,951	$341,386	$541,371

(1)
Pension plan contributions are estimated by third-party actuaries for defined benefit plan funding in 2009 and estimated future benefit payments beginning in 2010 for the unfunded nonqualified excess benefit plan. Estimates of minimum funding for our qualified benefit plan beyond the 2009 plan year are not available.

At December 31, 2008, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The following table summarizes our other commercial commitments at December 31, 2008 (in thousands):

		Amount of Commitment Expiration per Period
	Total	2009	2010	2011	2012	2013	Thereafter
Other Commercial Commitments
Letters of credit	$150,223	$137,099	$7,570	$5,554	$—	$—	$—
Surety bonds	301,282	133,692	41,182	107,167	19,241	—	—

Total commercial commitments	$451,505	$270,791	$48,752	$112,721	$19,241	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.
Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction.
Overhauls and scheduled maintenance of equipment are performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other Assets” in the Consolidated Balance Sheets included in the accompanying consolidated financial statements.
Impairment of Assets
We evaluate the realization of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluated goodwill on at least an annual basis. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.
During 2007, we recorded a $0.4 million impairment on long-lived assets in conjunction with the disposal of our technology services business. No impairment losses were recorded on our property and equipment balances during the years ended December 31, 2008 or 2006. During 2007 and 2006, we recorded impairments to goodwill of $10 million and $5 million, respectively, in conjunction with our planned rationalization of our technology services division. All of our goodwill was attributable to our engineering and consulting services, and we had no goodwill recorded as of December 31, 2008 or 2007.

Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
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
Pension and other employee benefit plans
Our defined benefit pension and other employee benefit plans are accounted for in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). Pension obligations are actuarially determined and are affected by assumptions including, but not limited to, expected return on plan assets, discount rates, compensation increases and employee turnover rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary.
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts, labor contracts, engineering and consulting services are recognized as services are performed. We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance programs are included in “Hurricane losses and recoveries, net” in the Consolidated Statements of Income included in the accompanying consolidated financial statements.
Income Taxes
The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. Applicable U.S. and non-U.S. income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability or asset has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax asset or liability in these circumstances would not have had a material effect on our financial position or results of operations.
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. As a result of the initial adoption of FIN 48, we recognized an additional reserve for uncertain tax positions and a corresponding reduction of retained earnings.

Share-Based Compensation
We account for share-based compensation pursuant to SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). Accordingly, we record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.
Inherent in expensing stock options and other share-based compensation under SFAS No. 123(R) are several judgments and estimates that must be made. These include determining the underlying valuation methodology for share compensation awards and the related inputs utilized in each valuation, such as our expected stock price volatility, expected term of the employee option, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards. For option valuations, we utilize the Black-Scholes option pricing model, however, we also use lattice models to verify that the assumptions used are reasonable. We utilize the Monte Carlo Simulation Model for valuing the performance-vested restricted stock awards. Additionally, for such awards, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
New Accounting Pronouncements
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
SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. Due to the prospective application requirements, it is not possible at this time to determine what impact, if any, this standard will have on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, which approval is pending. Our adoption of SFAS No. 162 will not have a material impact on our financial position or results of operations.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact that FSP EITF 03-6-1 will have on our consolidated financial statements.
In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. The application of FSP FAS 157-3 did not have a material impact on our financial position or results of operations.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)”). FSP FAS 132(R) requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The FSP FAS 132(R) is effective for fiscal years ending after December 15, 2009. Our adoption of FSP FAS 132(R) will not have a material impact on our financial position or results of operations.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At December 31, 2008, we had no amounts outstanding under the Credit Facility.
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
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. During 2008, we settled all outstanding forward contracts related to our North Sea operations.
During the third quarter of 2008, we entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2008, the aggregate notional amount of the forward contracts was 80 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $5 million at December 31, 2008. A one percent change in the exchange rate for the Euro would change the fair value of these forward contracts by approximately $1 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2008, our liability under the Restoration Plan totaled $8 million. During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at December 31, 2008. A one percent change in the fair value of the phantom investments would change our liability by approximately $0.1 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following financial statements are filed in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Noble Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2009

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$513,311	$161,058
Accounts receivable	644,840	613,115
Insurance receivables	13,516	39,066
Prepaid expenses	21,207	20,721
Other current assets	47,467	26,231

Total current assets	1,240,341	860,191

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	7,423,440	6,354,782
Other	105,340	80,169

	7,528,780	6,434,951
Accumulated depreciation	(1,886,231)	(1,639,035)

	5,642,549	4,795,916

OTHER ASSETS	219,441	219,899

	$7,102,331	$5,876,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$172,698	$10,334
Accounts payable	259,107	198,395
Accrued payroll and related costs	75,449	115,914
Taxes payable	107,211	85,641
Interest payable	11,325	9,951
Other current liabilities	53,203	72,537

Total current liabilities	678,993	492,772

LONG-TERM DEBT	750,789	774,182
DEFERRED INCOME TAXES	265,018	240,621
OTHER LIABILITIES	121,284	65,705

	1,816,084	1,573,280

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	(4,468)	(5,596)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share; 400,000 shares authorized; 261,899 and 268,223 shares issued and outstanding at December 31, 2008 and 2007, respectively	26,190	26,822
Capital in excess of par value	402,115	683,697
Retained earnings	4,919,667	3,602,870
Accumulated other comprehensive loss	(57,257)	(5,067)

	5,290,715	4,308,322

	$7,102,331	$5,876,006

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUES
Contract drilling services	$3,298,850	$2,714,250	$1,886,987
Reimbursables	90,849	121,241	92,354
Labor contract drilling services	55,078	156,508	111,201
Engineering, consulting and other	1,724	3,312	9,697

	3,446,501	2,995,311	2,100,239

OPERATING COSTS AND EXPENSES
Contract drilling services	1,011,882	880,049	696,264
Reimbursables	79,327	105,952	79,520
Labor contract drilling services	42,573	125,624	91,353
Engineering, consulting and other	—	17,520	16,779
Depreciation and amortization	356,658	292,987	253,325
Selling, general and administrative	74,143	85,831	46,272
Hurricane losses and (recoveries), net	10,000	(3,514)	(10,704)
Gain on disposal of assets, net	(36,485)	—	—

	1,538,098	1,504,449	1,172,809

OPERATING INCOME	1,908,403	1,490,862	927,430

OTHER INCOME (EXPENSE)
Interest expense, net of amounts capitalized	(4,388)	(13,111)	(16,167)
Interest income and other, net	8,443	11,151	10,024

INCOME BEFORE INCOME TAXES	1,912,458	1,488,902	921,287
INCOME TAX PROVISION	(351,463)	(282,891)	(189,421)

NET INCOME	$1,560,995	$1,206,011	$731,866

NET INCOME PER SHARE:
Basic	$5.90	$4.52	$2.69
Diluted	$5.85	$4.48	$2.66

DIVIDENDS PER SHARE	$0.91	$0.12	$0.08

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	264,782	266,700	271,834
Diluted	266,805	269,330	274,756
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,560,995	$1,206,011	$731,866
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	356,658	292,987	253,325
Impairment loss on assets	—	10,189	4,849
Hurricane losses and recoveries, net	10,000	(3,514)	(10,704)
Deferred income tax provision	51,026	20,509	4,137
Share-based compensation expense	35,899	34,681	21,560
Pension contributions	(21,439)	(54,233)	(19,928)
Gain on disposal of assets, net	(36,485)	—	—
Other, net	(1,370)	56,027	24,406
Other changes in current assets and liabilities:
Accounts receivable	(31,725)	(204,874)	(131,014)
Other current assets	(18,237)	23,276	(13,688)
Accounts payable	2,490	(25,671)	53,746
Other current liabilities	(19,620)	58,985	70,160

Net cash from operating activities	1,888,192	1,414,373	988,715

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	(799,736)	(754,967)	(670,951)
Other capital expenditures	(323,955)	(423,657)	(382,093)
Major maintenance expenditures	(107,630)	(108,419)	(69,017)
Accrued capital expenditures	40,830	45,260	31,100
Hurricane insurance receivables	21,747	—	—
Proceeds from disposal of assets	39,451	7,910	3,788
Proceeds from sale of business unit	—	10,000	—
Proceeds from Smedvig disposition	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	—	46,002

Net cash from investing activities	(1,129,293)	(1,223,873)	(349,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	—	685,000	—
Short-term debt payment	—	(685,000)	—
Borrowings on bank credit facilities	30,000	220,000	—
Payments on bank credit facilities	(130,000)	(120,000)	(135,000)
Payments of other long-term debt	(10,335)	(9,630)	(608,970)
Net proceeds from employee stock transactions	9,304	38,995	21,186
Tax benefit of employee stock transactions	3,467	7,477	—
Proceeds from issuance of senior notes, net of debt issuance costs	249,238	—	295,801
Dividends paid	(244,198)	(32,197)	(21,825)
Repurchases of ordinary shares	(314,122)	(195,797)	(250,132)

Net cash from financing activities	(406,646)	(91,152)	(698,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	352,253	99,348	(60,135)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	161,058	61,710	121,845

CASH AND CASH EQUIVALENTS, END OF YEAR	$513,311	$161,058	$61,710

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Restricted	Accumulated
			Capital		Stock	Other	Total
	Ordinary		in Excess	Retained	(Unearned	Comprehensive	Shareholders’
	Shares	Par Value	of Par Value	Earnings	Compensation)	Loss	Equity

Balance at January 1, 2006	274,018	$27,402	$1,010,769	$1,736,015	$(17,099)	$(25,353)	$2,731,734

Share-based compensation
Adoption of SFAS No. 123(R)	—	—	(17,099)	—	17,099	—	—
Share-based compensation	1,322	132	22,169	—	—	—	22,301
Contribution to employee benefit plans	152	16	5,676	—	—	—	5,692
Exercise of stock options	1,506	150	23,323	—	—	—	23,473
Restricted shares surrendered for withholding taxes or forfeited	(202)	(20)	(2,267)	—	—	—	(2,287)

Repurchases of ordinary shares	(7,612)	(762)	(266,676)	—	—	—	(267,438)
Net income	—	—	—	731,866	—	—	731,866
Dividends paid ($0.08 per share)	—	—	—	(21,825)	—	—	(21,825)
Adoption of SFAS No. 158	—	—	—	—	—	(24,240)	(24,240)
Other comprehensive income	—	—	—	—	—	29,717	29,717

Balance at December 31, 2006	269,184	$26,918	$775,895	$2,446,056	$—	$(19,876)	$3,228,993

Share-based compensation
Share-based compensation	1,300	130	35,818	—	—	—	35,948
Contribution to employee benefit plans	90	9	3,769	—	—	—	3,778
Exercise of stock options	2,592	259	47,066	—	—	—	47,325
Tax benefit of stock options exercised	—	—	7,477	—	—	—	7,477
Restricted shares surrendered for withholding taxes or forfeited	(724)	(72)	(8,258)	—	—	—	(8,330)

Repurchases of ordinary shares	(4,219)	(422)	(178,070)	—	—	—	(178,492)
Net income	—	—	—	1,206,011	—	—	1,206,011
Dividends paid ($0.12 per share)	—	—	—	(32,197)	—	—	(32,197)
Adoption of FIN 48	—	—	—	(17,000)	—	—	(17,000)
Other comprehensive income	—	—	—	—	—	14,809	14,809

Balance at December 31, 2007	268,223	$26,822	$683,697	$3,602,870	$—	$(5,067)	$4,308,322

Share-based compensation
Share-based compensation	1,176	117	35,782	—	—	—	35,899
Contribution to employee benefit plans	10	1	629	—	—	—	630
Exercise of stock options	1,008	102	19,339	—	—	—	19,441
Tax benefit of stock options exercised	—	—	3,467	—	—	—	3,467
Restricted shares surrendered for withholding taxes or forfeited	(553)	(56)	(10,081)	—	—	—	(10,137)

Repurchases of ordinary shares	(7,965)	(796)	(330,718)	—	—	—	(331,514)
Net income	—	—	—	1,560,995	—	—	1,560,995
Dividends paid ($0.91 per share)	—	—	—	(244,198)	—	—	(244,198)
Other comprehensive loss	—	—	—	—	—	(52,190)	(52,190)

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$—	$(57,257)	$5,290,715

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006

NET INCOME	$1,560,995	$1,206,011	$731,866

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(19,095)	3,664	2,591
Unrealized holding gain on securities	—	—	20,003
Gain (loss) on foreign currency forward contracts	(2,219)	(998)	4,614
Unrealized loss on interest rate swaps	—	—	2,509
Net pension plan gain (loss) (net of tax benefit of $16,360 in 2008 and tax provision of $5,458 in 2007)	(31,806)	10,479	—
Amortization of deferred pension plan amounts (net of tax provision of $413 in 2008 and $770 in 2007)	930	1,664	—

Other comprehensive income (loss)	(52,190)	14,809	29,717

COMPREHENSIVE INCOME	$1,508,805	$1,220,820	$761,583

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Noble Corporation, a Cayman Islands exempted company limited by shares (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import) is primarily engaged in contract drilling services worldwide. We perform contract drilling services with our fleet of 63 mobile offshore drilling units located worldwide. This fleet consists of 13 semisubmersibles, four dynamically positioned drillships, 43 jackups and three submersibles. The fleet count includes five units under construction, including one F&G JU-2000E enhanced premium jackup, one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, and three deepwater dynamically positioned semisubmersibles. As of January 8, 2009, approximately 87 percent of our fleet was deployed in areas outside the United States, principally in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.
Proposed Transaction
In December 2008, we announced a proposed merger, reorganization and consolidation transaction (the “Transaction”), which will restructure our corporate organization. The Transaction would result in a new Swiss holding company also called Noble Corporation (“Noble-Switzerland”) serving as the publicly traded parent of the Noble group of companies. The Transaction would effectively change the place of incorporation of the publicly traded parent company from the Cayman Islands to Switzerland. A meeting of members of Noble Corporation, the Cayman Islands company that is the current ultimate parent company (“Noble-Cayman”), has been set for March 17, 2009 to approve the Transaction, and, assuming we have obtained the necessary member approval, we plan to have a subsequent hearing of the Grand Court of the Cayman Islands on March 26, 2009 to approve the Transaction. If the requisite member and court approvals are obtained, we expect to close the Transaction promptly following the court approval.
In the Transaction, all of the outstanding ordinary shares of Noble-Cayman will be cancelled, and Noble-Switzerland will issue, through an exchange agent, one share of Noble-Switzerland in exchange for each share of Noble-Cayman, plus an additional 15 million shares of Noble-Switzerland to Noble-Cayman, which may in turn subsequently transfer these shares to one or more other subsidiaries of Noble-Switzerland, for future use to satisfy our obligation to deliver shares in connection with awards granted under our employee benefits plans and other general corporate purposes.
Stock Split
On July 27, 2007, our Board of Directors approved what is commonly referred to in the United States as a “two-for-one stock split” of our ordinary shares effected in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. The stock dividend was distributed on August 28, 2007 when shareholders of record were issued one additional ordinary share for each ordinary share held.
All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split for all periods presented.
As a result of the stock split, the number of restricted shares and stock options outstanding and available for grant, and the exercise prices for the outstanding stock options under share-based compensation plans, have been adjusted in accordance with the terms of the plans. Such modifications have no impact on the amount of share-based compensation costs.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in corporate affiliates where we have a significant influence but not a controlling interest.
Foreign Currency Translation
We follow a translation policy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated Other Comprehensive Loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2008, 2007 and 2006. We use the Canadian Dollar as the functional currency for our labor contract drilling services in Canada.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits. Cash and cash equivalents are held by major banks or investment firms. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.
In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our labor contract drilling services in Canada are calculated based on the Canadian Dollar. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2008, 2007 or 2006.
Investments in Marketable Securities
We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Investments in marketable securities held prior to December 31, 2006 were classified as “available-for-sale” and carried at fair value with the unrealized holding gain or loss, net of deferred taxes, included in “Comprehensive Income” in the accompanying Consolidated Statements of Comprehensive Income. During 2006, all “available-for-sale” securities were sold, and we held no investments in marketable securities at December 31, 2006 or 2007. Investments in marketable securities held at December 31, 2008 were classified as trading securities and carried at fair value in “Other Current Assets” with the unrealized gain or loss included in “Other Income” in the accompanying Consolidated Statements of Income.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2008 and 2007, there was $2.3 billion and $1.8 billion, respectively, of construction-in-progress. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $48 million, $50 million and $38 million, respectively.
Overhauls and scheduled maintenance of equipment are performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other Assets” in the Consolidated Balance Sheets. Such amounts totaled $171 million and $155 million at December 31, 2008 and 2007, respectively.
Amortization of deferred costs for major maintenance projects is reflected in “Depreciation and amortization” in the accompanying Consolidated Statements of Income. The amount of such amortization was $91 million, $76 million and $64 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total repair and maintenance expense for the years ended December 31, 2008, 2007 and 2006, exclusive of amortization of deferred costs for major maintenance projects, was $169 million, $134 million and $111 million, respectively.
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
In 2007, we closed the operations of our Triton Engineering Services Inc. (“Triton”) subsidiary resulting in closure costs of $2 million ($0.01 per diluted share), including a $0.4 million impairment of property and equipment. No impairment losses were recorded on our property and equipment balances during the year ended December 31, 2008 or 2006.
Goodwill
We evaluated goodwill for impairment on at least an annual basis, and on long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss on goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.
In 2007, we sold the rotary steerable system assets and intellectual property of our Noble Downhole Technology Ltd. subsidiary for $10 million resulting in a pre-tax loss of $13 million ($0.05 per diluted share), including a $9 million impairment of goodwill. Also in 2007, the closure of our Triton subsidiary resulted in a $0.4 million impairment of goodwill.
In June 2006, we sold the software business of our Maurer Technology Inc. subsidiary, resulting in a pre-tax loss of $4 million ($0.01 per diluted share). This loss included the write-off of goodwill totaling $5 million.
These losses on sale and closure are included in “Engineering, Consulting and Other operating costs and expenses” in the accompanying Consolidated Statements of Income for their respective years. All of our goodwill was attributable to our engineering and consulting services, and we had no goodwill recorded as of December 31, 2008 or 2007.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Deferred Costs
Deferred debt issuance costs are being amortized using the straight-line method over the life of the debt securities. The amortization of debt issuance costs is included in interest expense.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims subject to U.S. jurisdiction (Jones Act liabilities) are generally estimated using actuarial determinations. Maritime employer’s liability claims that fall outside of U.S. jurisdiction and general liability claims are generally estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2008 and 2007, loss reserves for personal injury and protection claims totaled $26 million and $21 million, respectively, and such amounts are included in “Other Current Liabilities” in the accompanying Consolidated Balance Sheets.
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts, labor contracts and engineering and consulting services are recognized as services are performed.
We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $8 million and $35 million at December 31, 2008 and 2007, respectively, and such amounts are included in “Other Current Liabilities” in the accompanying Consolidated Balance Sheets.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in “Hurricane Recoveries and Losses, net” in the Consolidated Statements of Income.
Income Taxes
The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. Applicable U.S. and non-U.S. income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.
We operate through various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., the Cayman Islands or jurisdictions in which we or any of our subsidiaries operate or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. As a result of the initial adoption of FIN 48, we recognized an additional reserve for uncertain tax positions and a corresponding reduction of retained earnings.
Net Income per Share
Our basic earnings per share (“EPS”) amounts have been computed based on the average number of ordinary shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if options were exercised and if restricted stock were fully vested.
Share-Based Compensation Plans
We account for share-based compensation pursuant to SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Accordingly, we record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.
Certain Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
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
We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact for the partial adoption of SFAS No. 157 on our consolidated financial statements. We do not expect the application of SFAS No. 157 to our nonfinancial assets and liabilities to have a material impact on our financial position or results of operations.

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
SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and earlier adoption is prohibited. Due to the prospective application requirements, it is not possible at this time to determine what impact, if any, this standard will have on our financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position or results of operations.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. Our adoption of SFAS No. 162 will not have a material impact on our financial position or results of operations.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact that FSP EITF 03-6-1 will have on our consolidated financial statements.
In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. The application of FSP FAS 157-3 did not have a material impact on our financial position or results of operations.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)”). FSP FAS 132(R) requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The FSP FAS 132(R) is effective for fiscal years ending after December 15, 2009. Our adoption of FSP FAS 132(R) will not have a material impact on our financial position or results of operations.
Reclassifications
Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations. We believe these reclassifications are immaterial as they do not have a material impact on our financial position, results of operations or cash flows. In our Consolidated Balance Sheet at December 31, 2007, we had previously included inventories as a separate caption. As our inventories consist of spare parts, materials and supplies held for consumption, rather than for sale to third parties, we have included this amount in “Other Current Assets” in our Consolidated Balance Sheet at December 31, 2008. At December 31, 2007, inventories totaled approximately $4 million.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 2 — NET INCOME PER SHARE
The basic and diluted EPS computations for the years ended December 31, 2008, 2007 and 2006 are as follows (shares in thousands):

	Year Ended December 31,
	2008	2007	2006

Weighted-average shares — basic	264,782	266,700	271,834
Effect of potentially dilutive shares:
Stock options and awards	2,023	2,630	2,922

Weighted-average shares — diluted	266,805	269,330	274,756

Net income — basic and diluted	$1,560,995	$1,206,011	$731,866

Net income per share:
Basic	$5.90	$4.52	$2.69
Diluted	$5.85	$4.48	$2.66
Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the years ended December 31, 2008 and 2006, stock options and awards totaling 1.5 million and 0.4 million shares, respectively, were excluded from the diluted net income per share calculation as they were not dilutive. There were no anti-dilutive stock options and awards for the year ended December 31, 2007.
NOTE 3 — MARKETABLE SECURITIES
Marketable Equity Securities
We entered into a Share Purchase Agreement (the “Share Purchase Agreement”) dated December 12, 2005 with Nora Smedvig, Peter T. Smedvig, Hjordis Smedvig, HKS AS, AS Veni, Petrus AS and Peder Smedvig Capital AS (collectively, the “Sellers”) relating to our acquisition, directly and indirectly, of 21,095,600 Class A shares and 2,501,374 Class B shares (collectively, the “Owned Shares”) of Smedvig ASA (“Smedvig”). We completed our acquisition of the Owned Shares on December 23, 2005. The acquisition comprised 39.2 percent of the Class A shares and 28.9 percent of the total capital shares of Smedvig. The purchase price was NOK 200 per Class A share and NOK 150 per Class B share (the “Noble Purchase Price”), totaling NOK 4,594 million (or approximately US $691 million at the date of acquisition) before certain legal and other transaction costs. We financed the acquisition of the Owned Shares, including related transaction costs, with an aggregate of $700 million in new debt borrowings.
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
On April 7, 2006, we sold the Owned Shares to SeaDrill pursuant to the Mandatory Offer for NOK 4,737 million. On April 10, 2006, we settled the forward currency contract described below and received $691 million. Also on April 10, 2006, we prepaid the outstanding principal amount of $600 million under a credit agreement, which was entered into to finance a portion of the acquisition of the Owned Shares. This credit agreement terminated as a result of all parties thereto completing their obligations thereunder.
On April 18, 2006, pursuant to the Share Purchase Agreement, we paid to the Sellers the excess of the SeaDrill Offer Price over the Noble Purchase Price on the Owned Shares sold to SeaDrill (an aggregate of NOK 143 million, or $22 million), as a purchase price adjustment under the Share Purchase Agreement.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Our investment in Smedvig was accounted for in accordance with SFAS No. 115 because of the lack of significant influence over the operating and financial policies of Smedvig. Our investment in Smedvig was classified as available-for-sale pursuant to SFAS No. 115. Accordingly, the fair value of our Smedvig investment was presented on the Consolidated Balance Sheet and unrealized holding gains or losses were excluded from earnings and reported in a separate component of shareholders’ equity, “Accumulated Other Comprehensive Loss,” until realized on April 7, 2006. At December 31, 2005, the fair value of our Smedvig investment totaled $672 million and our cost basis totaled $692 million resulting in an unrealized loss of $20 million, which was included as a component of “Accumulated Other Comprehensive Loss.” This unrealized loss had approximately recovered to the original cost by March 15, 2006, the date the forward currency contract described below was initiated.
On March 15, 2006, we entered into a forward currency contract which provided that the counterparty would pay to us $692 million in exchange for NOK 4,594 million on April 18, 2006. This transaction was entered into to hedge the foreign currency exposure on our investment in Smedvig. We accounted for this forward currency contract as a “fair value” hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result, the $14 million change in fair value of the Smedvig investment from March 15, 2006 to April 7, 2006 was recognized in “Other Income” and the corresponding change in the fair value of the forward currency contract was charged to “Other Income.”
We owned no marketable equity securities as of December 31, 2007.
During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”) in order to mitigate the impact of the investment income and losses from the Restoration Plan on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million at December 31, 2008 and were classified as trading securities and carried at fair value in “Other Current Assets” with the unrealized gain or loss included in “Other Income” in the accompanying Consolidated Statements of Income. We recognized a loss of $2 million on these investments during 2008.
Marketable Debt Securities
We recognized a net realized loss of $0.3 million related to the sale of marketable debt securities in 2006. Realized gains and losses on sales of marketable debt securities are based on the specific identification method.
We owned no marketable debt securities as of December 31, 2008, 2007 or 2006.
NOTE 4 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006

Cash paid during the period for:
Interest, net of amounts capitalized	$3,014	$12,843	$16,124
Income taxes (net of refunds)	$258,392	$213,986	$167,523

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 5 — DEBT
Long-term debt consists of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Credit Facility	$—	$100,000
6.95% Senior Notes due 2009	149,998	149,987
5.875% Senior Notes due 2013	299,837	299,800
7.375% Senior Notes due 2014	249,257	—
7.50% Senior Notes due 2019	201,695	201,695
Project Financing — Thompson Notes	22,700	33,034

Total Debt	923,487	784,516
Less: Current Maturities	172,698	10,334

Long-term Debt	$750,789	$774,182

We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of December 31, 2008, our debt to total tangible capitalization was 0.15. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at December 31, 2008. We continually monitor compliance under our Credit Facility covenants and, based on our expectations for 2009, expect to remain in compliance.
In November 2008, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited, $250 million principal amount of 7.375% Senior Notes due 2014. Proceeds, net of discount and issuance costs, totaled $247 million. Interest on the 7.375% Senior Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year.
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
Our senior unsecured notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The indentures governing our four series of outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2008, we were in compliance with all our debt covenants. We continually monitor compliance under the covenants under our notes and, based on our expectations for 2009, expect to remain in compliance.
On July 24, 2007, we entered into a short-term loan agreement (the “Short-Term Loan Agreement”) with Goldman Sachs Credit Partners L.P., as the initial lender and administrative agent, pursuant to which we borrowed $685 million. Noble Drilling issued a guaranty of our obligations under the Short-Term Loan Agreement. The proceeds of the borrowing were used to repay an intercompany loan from a direct wholly-owned subsidiary of ours. On September 26, 2007, the short-term loan was repaid with proceeds distributed in connection with the liquidation and dissolution of this subsidiary. The net pre-tax cost of this financing was $1 million.
In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly-owned subsidiary of Noble and owner of the Noble Jim Thompson, issued $115 million principal amount of its fixed rate senior secured notes (the “Thompson Notes”) in four series. The Thompson Notes were repaid in full upon their maturity in January 2009. The Thompson Notes were at interest rates of 7.12 percent and 7.25 percent per annum, were secured by a first naval mortgage on the Noble Jim Thompson, and were guaranteed by Noble.
At December 31, 2008, we had letters of credit of $150 million and performance and tax assessment bonds totaling $301 million supported by surety bonds outstanding. Of the letters of credit outstanding, $100 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Credit Facility	$—	$—	$—	$—	$—	$—	$—
6.95% Senior Notes due 2009	149,998	—	—	—	—	—	149,998
5.875% Senior Notes due 2013	—	—	—	—	299,837	—	299,837
7.375% Senior Notes due 2014	—	—	—	—	—	249,257	249,257
7.50% Senior Notes due 2019	—	—	—	—	—	201,695	201,695
Thompson Notes	22,700	—	—	—	—	—	22,700

Total	$172,698	$—	$—	$—	$299,837	$450,952	$923,487

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Fair Value of Financial Instruments
Fair value as used in SFAS No. 107, Disclosures about Fair Value of Financial Instruments, represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Long-term debt
Credit Facility	$—	$—	$100,000	$100,000
6.95% Senior Notes due 2009	149,998	149,185	149,987	153,188
5.875% Senior Notes due 2013	299,837	294,495	299,800	303,867
7.375% Senior Notes due 2014	249,257	249,838	—	—
7.50% Senior Notes due 2019	201,695	196,991	201,695	217,936
Project Financing — Thompson Notes	22,700	22,700	33,034	33,034
NOTE 6 — SHAREHOLDERS’ EQUITY
Share Repurchases
Share repurchases were made pursuant to the share repurchase program which our Board of Directors authorized and adopted and which we announced on January 31, 2002. The program authorization covered an aggregate of 30.0 million ordinary shares. On February 2, 2007, our Board of Directors increased the total number of ordinary shares authorized for repurchase by 20.0 million additional ordinary shares. At December 31, 2008, 18.3 million ordinary shares remained available under this authorization. Share repurchases for each of the three years ended December 31, 2008 are as follows:

	Total Number		Average
Year Ended	of Shares		Price Paid
December 31,	Purchased	Total Cost	per Share
2008	7,965,109	$331,514	$41.62
2007	4,219,000	178,494	42.31
2006	7,600,000	267,021	35.13
Additionally, during 2006, we completed an odd-lot offer to purchase ordinary shares by purchasing 12,060 shares tendered during the offer for $0.4 million.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Share-Based Compensation Plans
Adoption of SFAS No. 123(R)
Effective January 1, 2006, we adopted SFAS No. 123(R) using the “Modified Prospective Application” method of transition. We record the grant date fair value of share-based payment arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities. Under SFAS No. 123(R), an estimate of forfeitures is used in determining the amount of compensation cost recognized.
Stock Plans
The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our ordinary shares, with or without stock appreciation rights, and the awarding of restricted shares to selected employees. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of an ordinary share on the date of grant and generally vest over a three- or four-year period. The 1991 Plan limits the total number of ordinary shares issuable under the plan to 41.4 million. As of December 31, 2008, we had 3.1 million ordinary shares remaining available for grant to employees under the 1991 Plan.
Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. We granted options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted ordinary shares from a fixed number of restricted ordinary shares to an annually-determined variable number of restricted or unrestricted ordinary shares. The 1992 Plan limits the total number of ordinary shares issuable under the plan to 1.6 million. As of December 31, 2008, we had 0.8 million ordinary shares remaining available for award to non-employee directors under the 1992 Plan.
Stock Options
A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2008, 2007 and 2006 and the changes during the year ended on those dates is presented below (actual amounts):

	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of the year	4,397,773	$21.28	6,827,376	$19.71	7,984,016	$18.07
Granted	168,277	43.01	215,370	35.76	456,436	36.32
Exercised (1)	(1,007,750)	19.29	(2,591,861)	18.26	(1,505,180)	15.60
Forfeited	(4,301)	24.07	(53,112)	26.20	(107,896)	26.09

Outstanding at end of year (2)	3,553,999	22.84	4,397,773	21.28	6,827,376	19.71

Exercisable at end of year (2)	3,232,260	$21.25	4,102,891	$20.44	5,913,296	$18.19

(1)	The intrinsic value of options exercised during the year ended December 31, 2008 was $37 million.

(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $11 million.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
The following table summarizes additional information about stock options outstanding at December 31, 2008 (actual amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$7.01 to $14.16	222,502	0.8	$10.61	222,502	$10.61
14.17 to 24.40	2,003,461	3.2	17.95	2,003,461	17.95
24.41 to 34.62	732,614	6.5	27.15	699,280	26.95
34.63 to 43.01	595,422	8.0	38.57	307,017	37.56

$7.01 to $43.01	3,553,999	4.5	$22.84	3,232,260	$21.25

Fair value information and related valuation assumptions for stock options granted are as follows:

	December 31,
	2008	2007	2006

Weighted average fair value per option granted	$16.00	$13.11	$11.84

Valuation assumptions:
Expected option term (years)	5	5	5
Expected volatility	35.6%	34.3%	34.0%
Expected dividend yield	0.4%	0.2%	0.2%
Risk-free interest rate	2.9%	4.8%	4.6%
The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. Assumptions used in the valuation are shown in the table above. The expected term of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior, current trends and values derived from lattice-based models. Expected volatilities are based on implied volatilities of traded options on our ordinary shares, historical volatility of our ordinary shares, and other factors. The expected dividend yield is based on historical yields on the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the status of our non-vested stock options at December 31, 2008, and changes during the year ended December 31, 2008, is presented below (actual amounts):

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value

Non-vested options at January 1, 2008	294,882	$10.99
Granted	168,277	16.00
Vested	(117,308)	9.96
Forfeited	(24,112)	15.05

Non-vested options at December 31, 2008	321,739	$13.74

At December 31, 2008, there was $3 million of total unrecognized compensation cost remaining for option grants awarded under the 1991 Plan. We attribute the service period to the vesting period and the unrecognized compensation is expected to be recognized over a weighted-average period of 1.4 years. Compensation cost recognized during the year ended December 31, 2008 related to stock options totaled $3 million, or $2 million net of income tax. Compensation cost recognized during the year ended December 31, 2007 related to stock options totaled $8 million, or $6 million net of income tax.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
We issue new ordinary shares to meet the share requirements upon exercise of stock options. We have historically repurchased ordinary shares in the open market from time to time which minimizes the dilutive effect of share-based compensation.
Restricted Stock
We have awarded both time-vested restricted stock and performance-vested restricted stock under the 1991 Plan. The time-vested restricted stock awards generally vest over three-, four- or five-year periods. The number of performance-vested restricted shares which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period.
The time-vested restricted stock is valued on the date of award at our underlying ordinary share price. The total compensation for shares that ultimately vest is recognized over the service period. The ordinary shares and related par value are recorded when the restricted stock is issued and “Capital in excess of par value” is recorded as the share-based compensation cost is recognized for financial reporting purposes.
The performance-vested restricted stock is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the performance-vested restricted stock awards include historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

	2008	2007	2006
Valuation assumptions:
Expected volatility	40.9%	32.0%	29.9%
Expected dividend yield	0.5%	0.2%	0.2%
Risk-free interest rate	2.2%	4.8%	4.8%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
A summary of the restricted share awards for each of the years in the period ended December 31 is as follows (actual amounts):

	2008	2007	2006
Time-vested restricted shares:
Shares awarded	752,160	688,513	1,123,566
Weighted-average share price at award date	$43.18	$37.52	$37.30
Weighted-average vesting period (years)	3.0	3.0	3.3

Performance-vested restricted shares:
Shares awarded (maximum available)	348,758	563,068	193,552
Weighted-average share price at award date	$43.92	$35.79	$37.93
Three-year performance period ended December 31	2010	2009	2008
Weighted-average award-date fair value	$24.26	$13.63	$13.84
We award both time-vested restricted stock and unrestricted ordinary shares under the 1992 Plan. The time-vested restricted stock awards generally vest over a three-year period. During the year ended December 31, 2008, we awarded 45,281 unrestricted ordinary shares to non-employee directors, resulting in related compensation cost of $2 million. We did not award any time-vested restricted stock under the 1992 Plan during the year ended December 31, 2008.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
A summary of the status of non-vested restricted shares at December 31, 2008, and changes during the year ended December 31, 2008, is presented below (actual amounts):

		Weighted-		Weighted-
	Time-Vested	Average	Performance-Vested	Average
	Restricted	Award-Date	Restricted Shares	Award-Date
	Shares Outstanding	Fair Value	Outstanding (1)	Fair Value

Non-vested restricted shares at January 1, 2008	1,364,996	$37.13	716,250	$12.36
Awarded	752,160	43.18	348,758	24.26
Vested	(524,802)	36.81	(233,435)	11.33
Forfeited	(158,121)	41.69	(153,784)	13.57

Non-vested restricted shares at December 31, 2008	1,434,233	$39.92	677,789	$18.57

(1)
The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.

At December 31, 2008, there was $34 million of total unrecognized compensation cost related to the time-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.5 years. The total award-date fair value of time-vested restricted shares vested during the year ended December 31, 2008 was $19 million.
At December 31, 2008, there was $7 million of total unrecognized compensation cost related to the performance-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total potential compensation for performance-vested restricted stock is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2008, 91,972 performance-vested shares for the 2005-2007 performance period were forfeited. On December 31, 2008, 114,123 shares of the performance-vested restricted shares for the 2006-2008 performance period vested and, in February 2009, 57,610 shares for the same performance period were forfeited.
Compensation cost recognized during the years ended December 31, 2008, 2007 and 2006 related to all restricted stock totaled $29 million ($24 million net of income tax), $25 million ($20 million net of income tax) and $16 million ($13 million net of income tax), respectively.

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
The following table sets forth the components of “Accumulated other comprehensive loss,” net of deferred taxes:

	December 31,
	2008	2007	2006
Foreign currency translation adjustments	$(12,469)	$6,626	$2,962
Unrealized gain on foreign currency forward contracts	—	2,219	3,217
Deferred pension plan amounts	(44,788)	(13,912)	(26,055)

Accumulated other comprehensive loss	$(57,257)	$(5,067)	$(19,876)

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 8 — INCOME TAXES
The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. Our U.S. subsidiaries are subject to a U.S. corporate tax rate of 35 percent.
The components of the net deferred taxes were as follows:

	December 31,
	2008	2007
Deferred tax assets:
United States:
Net operating loss carry forwards	$—	$—
Tax credit for foreign deferred income taxes	5,805	2,305
Deferred pension plan amounts	7,358	—
Other	25,836	18,913
Non-U.S.:
Deferred pension plan amounts	1,976	2,126
Other	290	—

Deferred tax assets	41,265	23,344
Less: Valuation allowance	—	—

Net deferred tax assets	$41,265	$23,344

Deferred tax liabilities:
United States:
Excess of net book basis over remaining tax basis	$(299,157)	$(259,459)
Deferred pension plan amounts	—	(1,431)
Non-U.S.:
Excess of net book basis over remaining tax basis	(7,126)	(3,075)

Deferred tax liabilities	$(306,283)	$(263,965)

Net deferred tax liabilities	$(265,018)	$(240,621)

Income before income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006

United States	$745,276	$612,348	$455,960
Non-U.S.	1,167,182	876,554	465,327

Total	$1,912,458	$1,488,902	$921,287

The income tax provision consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Current — United States	$215,412	$173,138	$136,493
Current — Non-U.S.	86,339	89,244	48,791
Deferred — United States	47,307	12,891	3,144
Deferred — Non-U.S.	2,405	7,618	993

Total	$351,463	$282,891	$189,421

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. As a result of the initial adoption of FIN 48, we recognized an additional reserve for uncertain tax positions and a corresponding reduction of retained earnings totaling $17 million. After the adoption of FIN 48, we had $35 million ($32 million net of related tax benefits) of reserves for uncertain tax positions, including estimated accrued interest and penalties totaling $7 million, which are included in “Other Liabilities.”

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
A reconciliation of FIN 48 amounts is as follows:

	2008	2007

Gross balance at January 1,	$68,096	$34,910
Additions based on tax positions related to the current year (1)	35,975	30,949
Additions for tax positions of prior years	—	3,238
Reductions for tax positions of prior years	(4,810)	—
Expiration of statutes	(220)	—
Tax settlements	(1,165)	(1,001)

Gross balance at December 31,	97,876	68,096
Related tax benefits	(4,776)	(6,943)

Net reserve at December 31,	$93,100	$61,153

(1)	$0.5 million and $21 million related to transactions recorded directly to equity for the years ended December 31, 2008 and 2007, respectively.
The increase in uncertain tax positions at December 31, 2008 was primarily due to tax positions taken on returns filed. If these reserves of $93 million are not realized, the provision for income taxes will be reduced by $66 million and equity would be directly increased by $27 million.
We include as a component of our income tax provision potential accrued interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties accrued in 2008 totaled $3 million.
We do not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.
We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such jurisdictions as Benin, Brazil, Canada, Cyprus, Denmark, Equatorial Guinea, India, Ivory Coast, Luxembourg, Mexico, Nigeria, Norway, Qatar, Singapore, Switzerland, the Netherlands, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and non-U.S. income tax examinations for years before 2000.
A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2008	2007	2006

Statutory rate	0.0%	0.0%	0.0%
Effect of:
U.S. tax rate which is different than the Cayman Islands rate	13.2	13.7	15.2
Non-U.S. tax rates which are different than the Cayman Islands rate	4.9	6.1	4.5
Reserve for tax authority audits	0.4	0.4	—
Release of valuation allowance	—	(0.8)	—
U.S. and non-U.S. return to provision adjustments	(0.1)	(0.4)	0.9

Total	18.4%	19.0%	20.6%

In 2008, we generated and utilized $71 million of U.S. foreign tax credits. In 2007, we fully utilized our foreign tax credits of $23 million.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Deferred income taxes and the related dividend withholding taxes have not been provided on approximately $1.0 billion of undistributed earnings of our U.S. subsidiaries. We consider such earnings to be permanently reinvested in the U.S. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. If such earnings were to be distributed, we would be subject to U.S. taxes, which would have a material impact on our profit and loss.
NOTE 9 — EMPLOYEE BENEFIT PLANS
Adoption of SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008; however, these provisions have no impact on us as we currently use a December 31 measurement date for our pension plans. SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Shareholders’ equity is increased or decreased (through “Other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. We adopted SFAS No. 158 on December 31, 2006 and retrospective application was not permitted.
Defined Benefit Plans
We have a U.S. noncontributory defined benefit pension plan which covers certain salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions to the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified U.S. plans. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.
Each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble, maintains a pension plan which covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation near retirement, as defined by the plans.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Year Ended December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Benefit obligation at beginning of year	$88,593	$100,852	$76,562	$104,817
Service cost	3,883	6,295	4,807	6,660
Interest cost	4,701	6,458	4,147	5,977
Actuarial loss (gain)	(13,551)	5,678	2,355	(4,025)
Plan amendment	—	—	—	867
Benefits paid	(2,013)	(2,920)	(2,642)	(13,444)
Plan participants’ contributions	355	—	502	—
Foreign exchange rate changes	(12,458)	—	2,862	—
Curtailment gain	(1,993)	—	—	—

Benefit obligation at end of year	$67,517	$116,363	$88,593	$100,852

For the U.S. plans, the actuarial loss in 2008 is primarily the result of updated actuarial assumptions. We recognized a curtailment gain in 2008 in conjunction with the sale of our North Sea labor contract drilling service.
A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Fair value of plan assets at beginning of year	$115,732	$116,300	$82,015	$86,382
Actual return on plan assets	(8,780)	(34,473)	10,269	11,709
Employer contributions	6,798	14,641	22,580	31,653
Benefits and expenses paid	(2,013)	(2,920)	(2,642)	(13,444)
Plan participants’ contributions	355	—	502	—
Foreign exchange rate changes	(16,160)	—	3,008	—

Fair value of plan assets at end of year	$95,932	$93,548	$115,732	$116,300

The funded status of the plans is as follows:

	December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Funded status	$28,415	$(22,815)	$27,139	$15,448

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Other assets (noncurrent)	$29,110	$3,231	$27,167	$24,037
Other liabilities (current)	—	(258)	—	(283)
Other liabilities (noncurrent)	(695)	(25,788)	(28)	(8,306)

Net amount recognized	$28,415	$(22,815)	$27,139	$15,448

Amounts recognized in the “Accumulated other comprehensive loss” consist of:

	December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Net actuarial loss	$6,668	$59,236	$6,742	$10,493
Prior service cost	—	2,107	—	2,498
Transition obligation	223	—	852	—
Deferred income tax asset	(1,976)	(21,470)	(2,126)	(4,547)

Accumulated other comprehensive loss	$4,915	$39,873	$5,468	$8,444

Pension cost includes the following components:

	Year Ended December 31,
	2008		2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$3,883	$6,295	$4,807	$6,660	$3,103	$5,427
Interest cost	4,545	6,459	4,147	5,977	3,268	4,947
Return on plan assets	(6,642)	(8,909)	(5,251)	(6,599)	(3,598)	(5,796)
Pension obligation settlement	—	—	—	4,993	—	—
Amortization of prior service cost	(21)	391	—	397	—	336
Amortization of transition obligation	624	—	162	—	156	—
Recognized net actuarial loss	—	349	323	1,520	257	1,376
Net curtailment (gain)	(1,993)	—	—	—	—	—

Net pension expense	$396	$4,585	$4,188	$12,948	$3,186	$6,290

The estimated prior service cost, transition obligation and net actuarial loss that will be amortized from “Accumulated other comprehensive loss” into net periodic pension cost in 2009 are $0, $0.1 million and $0.2 million, respectively, for non-U.S. plans and $0.3 million, $0 and $4 million, respectively, for U.S. plans.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
In 2007, a pension obligation was paid from the U.S. noncontributory defined benefit pension plan in a lump-sum cash payment as full settlement of benefits due to a former employee under the plan.
Defined Benefit Plans — Disaggregated Plan Information
Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Projected benefit obligation	$67,517	$116,363	$88,593	$100,852
Accumulated benefit obligation	65,281	83,892	84,003	70,275
Fair value of plan assets	95,932	93,548	115,732	116,300
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2008 and 2007. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Projected benefit obligation	$4,190	$101,138	$3,922	$8,589
Fair value of plan assets	3,495	75,092	3,894	—
The PBO for the unfunded excess benefit plan was $6 million and $9 million at December 31, 2008 and 2007, respectively, and is included under “U.S.” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2008 and 2007. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Accumulated benefit obligation	$3,912	$3,270	$—	$3,438
Fair value of plan assets	3,495	—	—	—
The ABO for the unfunded excess benefit plan was $3 million at both December 31, 2008 and 2007, and is included under “U.S.” in the above tables.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Defined Benefit Plans — Key Assumptions
The key assumptions for the plans are summarized below:

	December 31,
	2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.8%-6.7%	5.8%-6.0%	5.1%-5.3%	6.5%
Rate of compensation increase	4.0%	5.0%	3.9%	5.0%

	December 31,
	2008		2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.

Weighted-average assumptions used to determine net periodic benefit cost:

Discount rate	5.3%-6.70%	6.5%	4.5%-6.0%	5.8%-6.0%	4.5%-5.1%	5.5%
Expected long-term return on plan assets	4.5%-6.5%	7.8%	3.8%-6.5%	7.8%	3.8%-6.3%	7.8%
Rate of compensation increase	3.9%-4.0%	5.0%	3.9%-4.2%	5.0%	3.9%	5.0%
The discount rates used to calculate the net present value of future benefit obligations for both our U.S. and non-U.S. plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. The third-party consultants we employ for our U.S. and non-U.S. plans have determined that the timing and amount of expected cash outflows on our plans reasonably matches this index.
We employ third-party consultants for our U.S. and non-U.S. plans that use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets. To develop the expected long-term rate of return on assets, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Defined Benefit Plans — Plan Assets
The qualified U.S. plans’ Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.
The targeted and actual asset allocations by asset category for the qualified U.S. defined benefit pension plans are as follows:

	December 31,
	2008			2007
	Target
	Allocation	Actual		Actual
	or Range	Allocation	Assets	Allocation	Assets

Asset category:
Equity securities	65%	63%	$59,005	67%	$78,237
Debt securities	32%	34%	31,663	31%	35,423
Cash	3%	3%	2,880	2%	2,640

Total plan assets	100%	100%	$93,548	100%	$116,300

Any deviation from the target range of asset allocations must be approved by the Trust’s governing committee. The performance objective of the Trust is to outperform the return of the Total Index Composite as constructed to reflect the target allocation weightings for each asset class. This objective should be met over a market cycle, which is defined as a period not less than three years or more than five years. U.S. equity securities (common stock, convertible preferred stock and convertible bonds) should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Non-U.S. equity securities (common stock, convertible preferred stock and convertible bonds), either from developed or emerging markets, should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Fixed income debt securities should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Cash equivalent and short-term investments should achieve relative performance better than the 90-day Treasury bills. When mutual funds are used by the Trust, those mutual funds should achieve a total return that equals or exceeds the total return of each fund’s appropriate Lipper or Morningstar peer category over a full market cycle of three to five years. Lipper and Morningstar are independent mutual fund rating and information services.
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
Equity securities include our ordinary shares in the amounts of $2 million (2.6 percent of total U.S. plan assets) and $6 million (5.3 percent of total U.S. plan assets) at December 31, 2008 and 2007, respectively.
Our non-U.S. pension plans invest in equity securities, fixed income debt securities, and cash equivalents and other short-term investments.
The actual asset allocations by asset category for the non-U.S. pension plans are as follows:

	December 31,
	2008		2007
	Actual		Actual
	Allocation	Assets	Allocation	Assets

Asset category:
Equity securities	30%	$29,043	42%	$48,435
Debt securities	66%	63,393	58%	67,232
Cash	—	1	—	65
Other	4%	3,495	—	—

Total plan assets	100%	$95,932	100%	$115,732

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
There is no target asset allocation for the Noble Drilling (Land Support) Limited pension plan. However, the investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against a benchmark of blended United Kingdom market indexes. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day-to-day management of the plan’s assets. The plan’s assets are divided between two investment managers. The performance objective communicated to one of these investment managers is to exceed a blend of FTSE UK Gilts index and Deutsche Börse’s iBoxx Non Gilts index by 1.25 percent per annum. The performance objective communicated to the other investment manager is to exceed a blend of FTSE’s All Share index, North America index, Europe index and Pacific Basin index by 1.00 to 2.00 percent per annum. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet with the investment managers periodically to review and discuss their investment performance.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
Defined Benefit Plans — Cash Flows
In 2008, we made total contributions of $7 million and $15 million to our non-U.S. and U.S. pension plans, respectively. In 2007, we made total contributions of $23 million and $32 million to our non-U.S. and U.S. pension plans, respectively. In 2006, we made total contributions of $10 million to each of our non-U.S. and U.S. pension plans. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2009, subject to applicable law, to be $6 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans become fully funded over a seven-year period beginning in 2008 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term.
Estimated benefit payments from our U.S. plans are $3 million for 2009, $3 million for 2010, $4 million for 2011, $4 million for 2012, $5 million for 2013 and $34 million in the aggregate for the five years thereafter.
Estimated benefit payments from our non-U.S. plans are $.9 million for 2009, $1 million for 2010, $1 million for 2011, $1 million for 2012, $1 million for 2013 and $9 million in the aggregate for the five years thereafter.
Other Benefit Plans
We sponsor the Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2008 and 2007, our liability for the Restoration Plan was $8 million and $19 million, respectively, and is included in “Accrued payroll and related costs.”
During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the investment income and losses from the Restoration Plan on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million at December 31, 2008.
In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, three years beginning in 2007. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $2 million, $2 million and $1 million in 2008, 2007 and 2006, respectively.
We sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $37 million, $37 million and $29 million in 2008, 2007 and 2006, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

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
Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize any gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the years ended December 31, 2008, 2007 or 2006 related to derivative instruments.
Cash Flow Hedges
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. During 2008, we settled all outstanding forward contracts related to our North Sea operations.
The balance of the net unrealized gain or loss related to our foreign currency forward contracts and interest rate swaps included in “Accumulated other comprehensive loss” and related activity for 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Net unrealized gain (loss) at beginning of period	$2,219	$3,217	$(3,906)
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(2,219)	(2,954)	1,397
Net unrealized gain on outstanding forward contracts	—	1,956	3,217
Settlement of interest rate swaps	—	—	2,509

Net unrealized gain at December 31	$—	$2,219	$3,217

Fair Value Hedges
During the third quarter of 2008, we entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2008, the aggregate notional amount of the forward contracts was 80 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $5 million at December 31, 2008.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 11 — FINANCIAL INSTRUMENTS AND CREDIT RISK
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
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	December 31, 2008				December 31, 2007
Estimated Fair Value
Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$7,104	$7,104	$—	$—	$—	$—

Liabilities —
Forward contracts	$5,418	$—	$5,418	$—	$2,219	$2,219
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
In 2008, one customer accounted for approximately 20 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2008. In 2007, one customer accounted for approximately 15 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2007. In 2006, one customer accounted for approximately 12 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2006.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Noble Asset Company Limited (“NACL”), a wholly-owned, indirect subsidiary of ours, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at December 31, 2008) and a customs bond in the amount of 970 million Indian Rupees (or $20 million at December 31, 2008), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. The Commissioner has filed a Special Leave Petition, an Appeal in the Supreme Court of India in New Delhi, appealing the August 2008 order of the Bombay High Court. NACL is seeking the return or cancellation of its previously posted custom bond and bank guarantee and the application for return of the customs bond and bank guarantee is pending final hearing before CESTAT. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. See Note 8 for additional information.
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $120 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe audit claims of an additional $13 million to $15 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At January 31, 2009, there were approximately 39 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels”. We also have been informed that NIMASA has recently filed suit against us in the Federal High Court of Nigeria seeking collection of this surcharge. Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. NIMASA and the Minister of Transportation filed a preliminary objection to our originating summons and the proceeding. In October 2008, the High Court dismissed the objection as being without merit and a hearing on our originating summons is scheduled for April 2009. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. Our March 2008 insurance program renewal included an annual aggregate coverage limit of $200 million applicable to our drilling units operating in the U.S. Gulf of Mexico for physical damage and loss of hire on certain units resulting from named windstorm perils. We believe that damage caused in 2008 by Hurricane Ike to oil and gas assets situated in the U.S. Gulf of Mexico has caused the energy insurance markets to deteriorate, resulting in more restricted and more expensive coverage. We may decide to self insure for U.S. named windstorm perils. This self insurance would not apply to our units in the Mexican portion of the Gulf of Mexico. We presently have five semisubmersibles and three submersibles in the U.S. Gulf of Mexico. We also expect to assume generally higher deductibles for our other insurance coverage. We currently have a $10 million deductible on our marine hull and machinery coverage, and loss of hire coverage is subject to a 60-day waiting period deductible for named U.S. Gulf of Mexico windstorms and a 45-day waiting period for all other perils.
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
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $1 million per occurrence, and we retain $5 million of claims in the aggregate beyond the standard deductible.
In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments of approximately $1.2 billion at December 31, 2008.
At December 31, 2008, we had certain noncancelable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $8 million for 2009, $6 million for 2010, $3 million for 2011, $.5 million for 2012, $.2 million for 2013, and $4 million thereafter. Rental expense for all operating leases was $10 million, $9 million and $7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Internal Investigation
In June 2007, we announced that we were conducting an internal investigation of our Nigerian operations, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. We also announced that the audit committee of our Board of Directors had engaged a leading law firm with significant experience in investigating and advising on FCPA matters to lead the investigation as independent outside counsel. The scope of the investigation also includes our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations may not be uncovered through the investigation.
The audit committee commissioned the internal investigation after our management brought to the attention of the audit committee a news release issued by another company. The news release disclosed that the other company was conducting an internal investigation into the FCPA implications of certain actions by a customs agent in Nigeria in connection with the temporary importation of that company’s vessels into Nigeria. Our drilling units that conduct operations in Nigeria do so under temporary import permits, and management considered it prudent to review our own practices in this regard.
We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them that an independent investigation was underway. We have been cooperating, and intend to continue to cooperate fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business or financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at December 31, 2008.
We are currently operating two jackup rigs offshore Nigeria. The temporary import permits covering the rigs expired in November 2008 and we have pending applications to renew these permits. However, as of February 25, 2009, the Nigerian customs office had not acted on our applications. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Notwithstanding that the internal investigation is ongoing, we concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or U.S. officials, we adopted additional measures intended to enhance FCPA compliance procedures. Further measures may be required once the investigation concludes.
For the year ended December 31, 2008 and 2007, we incurred legal fees and related costs of $13 million and $15 million, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.
NOTE 13 — HURRICANE LOSSES AND RECOVERIES
On September 12, 2008, Hurricane Ike passed through the oil and gas fields of the U.S. Gulf of Mexico causing damage to certain of our rigs. The $200 million aggregate insurance limit available to our rigs operating in the U.S. Gulf of Mexico was sufficient to cover the loss, with the exception of the physical damage deductible and the loss of hire waiting period. During 2008, we recorded a charge of $10 million, which represents our deductible under our insurance program. Our insurance receivables at December 31, 2008 related to claims for hurricane damage were $14 million.
During the fourth quarter of 2007, we recognized a net recovery of $5 million for physical damage and loss of hire insurance claims for damage caused by the Hurricanes Katrina and Rita in 2005. This recovery was partially offset by an additional claim loss of $2 million earlier in 2007, the net effect of which is reflected in “Hurricane losses and recoveries, net” in our Consolidated Statements of Income. Our insurance receivables at December 31, 2007 relating to claims for hurricane damage were $39 million, which we received during the first quarter of 2008 as final settlement of all remaining hurricane-related claims and receivables for physical damage and loss of hire for Hurricanes Katrina and Rita.
During the year ended December 31, 2006, we recorded $11 million in loss of hire insurance proceeds for two of our units that suffered downtime attributable to Hurricanes Katrina and Rita.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 14 — INTERESTS IN DEEPWATER OIL AND GAS PROPERTIES
In 2000, we received interests in several deepwater oil and gas properties from Mariner Energy Inc. and Samedan Oil Corporation pursuant to the settlements of a lawsuit with Mariner Energy and Samedan over employment of the Noble Homer Ferrington semisubmersible and upon entering into a long-term contract with each of these companies for use of the unit in the U.S. Gulf of Mexico. We reported “Other Income” from such properties of $4 million in 2006.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 15 — SEGMENT AND RELATED INFORMATION
We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil and West Africa.
The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the years ended December 31, 2008, 2007 and 2006 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items.

	Contract Drilling
	Services	Other	Total
2008

Revenues from external customers	$3,376,224	$70,277	$3,446,501
Depreciation and amortization	349,448	7,210	356,658
Segment operating income	1,867,262	41,141	1,908,403
Interest expense, net of amount capitalized	3,897	491	4,388
Income tax provision	350,305	1,158	351,463
Segment profit	1,519,980	41,015	1,560,995
Total assets (at end of period)	6,530,098	572,233	7,102,331
Capital expenditures	1,183,138	48,184	1,231,322

2007

Revenues from external customers	$2,799,520	$195,791	$2,995,311
Depreciation and amortization	283,225	9,762	292,987
Segment operating income	1,485,101	5,761	1,490,862
Interest expense, net of amount capitalized	4,484	8,627	13,111
Income tax provision (benefit)	287,128	(4,237)	282,891
Segment profit	1,194,826	11,185	1,206,011
Total assets (at end of period)	5,514,337	361,669	5,876,006
Capital expenditures	1,222,360	64,683	1,287,043

2006

Revenues from external customers	$1,956,508	$143,731	$2,100,239
Depreciation and amortization	248,800	4,525	253,325
Segment operating income	923,004	4,426	927,430
Interest expense, net of amount capitalized	4,066	12,101	16,167
Income tax provision	187,428	1,993	189,421
Segment profit (loss)	732,191	(325)	731,866
Total assets (at end of period)	4,139,945	445,969	4,585,914
Capital expenditures	1,035,449	86,612	1,122,061

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2008	2007	2006	2008	2007	2006

United States	$676,225	$671,482	$557,851	$2,045,968	$1,963,608	$1,571,887
Brazil	268,778	221,498	174,430	843,987	582,480	608,184
Canada	37,953	36,039	34,026	21,040	22,613	20,562
China (1)	—	—	—	797,854	646,995	530,038
Denmark	69,417	72,650	27,947	24,377	41,662	41,760
Equatorial Guinea	115,669	30,693	10,719	257,087	31,727	28,065
India	80,669	76,209	40,147	107,911	83,576	70,066
Mexico	678,001	452,161	269,172	823,462	410,645	289,072
Nigeria	304,844	402,130	272,961	136,545	417,647	366,960
Qatar	438,754	322,708	212,227	481,724	472,679	358,313
Singapore (1)	—	—	—	905,107	467,678	175,926
The Netherlands	303,313	235,595	169,003	69,837	98,233	136,360
United Arab Emirates	186,601	144,444	108,226	243,640	351,989	201,522
United Kingdom	285,902	329,702	211,412	343,792	284,474	177,917
Other	375	—	12,118	—	—	9,282

Total	$3,446,501	$2,995,311	$2,100,239	$7,102,331	$5,876,006	$4,585,914

(1)	China and Singapore consist of asset values for newbuild rigs under construction in shipyards.
NOTE 16 — ASSET DISPOSALS
During the second quarter of 2008, we sold our North Sea labor contract drilling services business to Seawell Holding UK Limited (“Seawell”) for $35 million plus working capital. This sale included labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. In connection with this sale, we recognized a gain of $36 million, net of closing costs. This gain included approximately $5 million in cumulative currency translation adjustments.

NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts.)
NOTE 17 — UNAUDITED INTERIM FINANCIAL DATA
Unaudited interim consolidated financial information for the years ended December 31, 2008 and 2007 is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2008

Operating revenues	$861,425	$812,941	$861,981	$910,154
Operating income	466,503	460,145	467,650	514,105
Net income	384,188	375,718	382,522	418,567
Net income per share (1):
Basic	1.44	1.41	1.44	1.60
Diluted	1.43	1.40	1.43	1.59

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2007

Operating revenues	$646,424	$725,999	$791,276	$831,612
Operating income	311,301	361,007	393,719	424,835
Net income	250,320	290,031	318,280	347,380
Net income per share (1):
Basic	0.94	1.09	1.19	1.30
Diluted	0.93	1.08	1.18	1.29

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not agree to the total computed for the year.
NOTE 18 — GUARANTEES OF REGISTERED SECURITIES
Noble and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble, are guarantors for certain debt securities issued by Noble Drilling Corporation (“Noble Drilling”). These debt securities consist of Noble Drilling’s 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019. The outstanding principal balances of the 6.95% Senior Notes and the 7.50% Senior Notes at December 31, 2008 were $150 million and $202 million, respectively. Noble Drilling is an indirect, wholly-owned subsidiary of Noble and a direct, wholly-owned subsidiary of NHC. Noble’s and NHC’s guarantees of the 6.95% Senior Notes and the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble, became a co-obligor on (and effectively a guarantor of) the 6.95% Senior Notes and the 7.50% Senior Notes.
In connection with the issuance of Noble’s 5.875% Senior Notes, Noble Drilling guaranteed the payment of the 5.875% Senior Notes. Noble Drilling’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at December 31, 2008 was $300 million.
In November 2008, Noble Holding International Limited (“NHIL”), our indirect wholly-owned subsidiary issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble. The outstanding principal balance of the 7.375% Senior Notes at December 31, 2008 was $249 million.
The following consolidating financial statements of Noble, NHC and NDH combined, Noble Drilling, NHIL and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2008
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$661	$445	$26	$—	$512,179	$—	$513,311
Accounts receivable	—	26,604	13,099	—	605,137	—	644,840
Insurance receivables	—	—	—	—	13,516	—	13,516
Prepaid expenses	—	725	1	—	20,481	—	21,207
Accounts receivable from affiliates	32,807	—	562,679	247,174	961,230	(1,803,890)	—
Other current assets	7,395	2,768	8	—	121,008	(83,712)	47,467

Total current assets	40,863	30,542	575,813	247,174	2,233,551	(1,887,602)	1,240,341

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,864,430	116,995	—	5,442,015	—	7,423,440
Other	—	225	—	—	105,115	—	105,340

	—	1,864,655	116,995	—	5,547,130	—	7,528,780
Accumulated depreciation	—	(113,481)	(70,326)	—	(1,702,424)	—	(1,886,231)

	—	1,751,174	46,669	—	3,844,706	—	5,642,549

NOTES RECEIVABLE FROM AFFILIATES	511,835	20,963	44,159	—	1,757,321	(2,334,278)	—
INVESTMENTS IN AFFILIATES	5,498,928	6,806,209	3,460,873	2,727,556	—	(18,493,566)	—
OTHER ASSETS	2,957	10,117	6,418	2,017	197,932	—	219,441

	$6,054,583	$8,619,005	$4,133,932	$2,976,747	$8,033,510	$(22,715,446)	$7,102,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$21,066	$149,998	$—	$22,700	$(21,066)	$172,698
Accounts payable	—	6,244	10,494	78	242,291	—	259,107
Accrued payroll and related costs	17,416	225	7,675	—	50,133	—	75,449
Taxes payable	—	10,481	—	—	96,730	—	107,211
Interest payable	10,036	38,735	22,798	1,997	405	(62,646)	11,325
Accounts payable to affiliates	—	1,642,231	—	—	161,659	(1,803,890)	—
Other current liabilities	—	2,112	1	—	51,090	—	53,203

Total current liabilities	27,452	1,721,094	190,966	2,075	625,008	(1,887,602)	678,993

LONG-TERM DEBT	299,837	—	201,695	249,257	—	—	750,789
NOTES PAYABLE TO AFFILIATES	429,900	1,207,421	120,000	—	576,957	(2,334,278)	—
DEFERRED INCOME TAXES	—	8,977	15,160	—	240,881	—	265,018
OTHER LIABILITIES	6,679	33,543	6,234	—	74,828	—	121,284

	763,868	2,971,035	534,055	251,332	1,517,674	(4,221,880)	1,816,084

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	—	(4,468)	—	(4,468)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,190	—	—	—	—	—	26,190
Capital in excess of par value	402,115	1,279,983	870,744	406,998	1,275,618	(3,833,343)	402,115
Retained earnings	4,919,667	4,367,987	2,728,073	2,318,417	5,301,943	(14,716,420)	4,919,667
Accumulated other comprehensive income (loss)	(57,257)	—	1,060	—	(57,257)	56,197	(57,257)

	5,290,715	5,647,970	3,599,877	2,725,415	6,520,304	(18,493,566)	5,290,715

	$6,054,583	$8,619,005	$4,133,932	$2,976,747	$8,033,510	$(22,715,446)	$7,102,331

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2007
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,544	$—	$73	$—	$148,441	$—	$161,058
Accounts receivable	—	22,900	9,699	—	580,516	—	613,115
Insurance receivables	—	—	—	—	39,066	—	39,066
Prepaid expenses	—	858	82	—	19,781	—	20,721
Accounts receivable from affiliates	419,197	—	576,239	—	176,376	(1,171,812)	—
Other current assets	3,474	160	135	—	65,154	(42,692)	26,231

Total current assets	435,215	23,918	586,228	—	1,029,334	(1,214,504)	860,191

PROPERTY AND EQUIPMENT
Drilling equipment and facilities	—	1,665,102	111,089	—	4,578,591	—	6,354,782
Other	—	170	—	—	79,999	—	80,169

	—	1,665,272	111,089	—	4,658,590	—	6,434,951
Accumulated depreciation	—	(82,964)	(64,947)	—	(1,491,124)	—	(1,639,035)

	—	1,582,308	46,142	—	3,167,466	—	4,795,916

NOTES RECEIVABLE FROM AFFILIATES	511,835	20,963	44,159	—	1,462,786	(2,039,743)	—
INVESTMENTS IN AFFILIATES	3,881,341	4,906,292	3,010,249	1,722,781	—	(13,520,663)	—
OTHER ASSETS	3,666	6,847	3,953	—	205,433	—	219,899

	$4,832,057	$6,540,328	$3,690,731	$1,722,781	$5,865,019	$(16,774,910)	$5,876,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$25,886	$—	$—	$10,334	$(25,886)	$10,334
Accounts payable	—	5,540	4,778	—	188,077	—	198,395
Accrued payroll and related costs	—	421	13,131	—	102,362	—	115,914
Taxes payable	—	2,114	—	—	83,527	—	85,641
Interest payable	4,122	6,847	15,200	—	588	(16,806)	9,951
Accounts payable to affiliates	—	1,171,782	—	30	—	(1,171,812)	—
Other current liabilities	—	3	487	—	72,047	—	72,537

Total current liabilities	4,122	1,212,593	33,596	30	456,935	(1,214,504)	492,772

LONG-TERM DEBT	399,800	—	351,682	—	22,700	—	774,182
NOTES PAYABLE TO AFFILIATES	114,300	1,228,486	120,000	—	576,957	(2,039,743)	—
DEFERRED INCOME TAXES	—	4,795	12,496	—	223,330	—	240,621
OTHER LIABILITIES	5,513	23,266	1,689	—	35,237	—	65,705

	523,735	2,469,140	519,463	30	1,315,159	(3,254,247)	1,573,280

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	—	(5,596)	—	(5,596)

SHAREHOLDERS’ EQUITY
Ordinary shares-par value $0.10 per share	26,822	—	—	—	—	—	26,822
Capital in excess of par value	683,697	1,279,983	870,744	406,998	792,675	(3,350,400)	683,697
Retained earnings	3,602,870	2,791,205	2,301,199	1,315,753	3,767,848	(10,176,005)	3,602,870
Accumulated other comprehensive income (loss)	(5,067)	—	(675)	—	(5,067)	5,742	(5,067)

	4,308,322	4,071,188	3,171,268	1,722,751	4,555,456	(13,520,663)	4,308,322

	$4,832,057	$6,540,328	$3,690,731	$1,722,781	$5,865,019	$(16,774,910)	$5,876,006

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2008
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$251,285	$46,742	—	$3,101,523	$(100,700)	$3,298,850
Reimbursables	—	1,701	214	—	88,934	—	90,849
Labor contract drilling services	—	—	—	—	55,078	—	55,078
Engineering, consulting and other	—	(8)	1	—	1,731	—	1,724

	—	252,978	46,957	—	3,247,266	(100,700)	3,446,501

OPERATING COSTS AND EXPENSES
Contract drilling services	22,789	38,014	19,095	51	1,032,633	(100,700)	1,011,882
Reimbursables	—	1,227	195	—	77,905	—	79,327
Labor contract drilling services	—	—	—	—	42,573	—	42,573
Engineering, consulting and other	—	—	—	—	—	—	—
Depreciation and amortization	—	34,025	6,947	—	315,686	—	356,658
Selling, general and administrative	9,713	5,886	1,550	—	56,994	—	74,143
Hurricane losses and recoveries, net	—	—	—	—	10,000	—	10,000
Gain on disposal of assets, net	—	—	—	—	(36,485)	—	(36,485)

	32,502	79,152	27,787	51	1,499,306	(100,700)	1,538,098

OPERATING INCOME (LOSS)	(32,502)	173,826	19,170	(51)	1,747,960	—	1,908,403

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	1,617,587	1,465,802	452,252	1,004,775	—	(4,540,416)	—
Interest expense, net of amounts capitalized	(31,071)	(71,199)	(25,552)	(2,060)	36,904	88,590	(4,388)
Interest income and other, net	8,732	2,428	—	—	85,873	(88,590)	8,443

INCOME BEFORE INCOME TAXES	1,562,746	1,570,857	445,870	1,002,664	1,870,737	(4,540,416)	1,912,458
INCOME TAX (PROVISION) BENEFIT	(1,751)	8,280	(18,996)	—	(338,996)	—	(351,463)

NET INCOME	$1,560,995	$1,579,137	$426,874	$1,002,664	$1,531,741	$(4,540,416)	$1,560,995

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2007
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$172,992	$59,364	—	$2,558,101	$(76,207)	$2,714,250
Reimbursables	—	681	832	—	119,728	—	121,241
Labor contract drilling services	—	—	—	—	156,508	—	156,508
Engineering, consulting and other	—	6	—	—	3,306	—	3,312

	—	173,679	60,196	—	2,837,643	(76,207)	2,995,311

OPERATING COSTS AND EXPENSES
Contract drilling services	20,939	31,003	28,070	22	876,222	(76,207)	880,049
Reimbursables	—	582	819	—	104,551	—	105,952
Labor contract drilling services	—	—	—	—	125,624	—	125,624
Engineering, consulting and other	—	—	400	—	17,120	—	17,520
Depreciation and amortization	—	25,968	5,610	—	261,409	—	292,987
Selling, general and administrative	13,893	4,059	1,289	—	66,590	—	85,831
Hurricane losses and recoveries, net	—	—	—	—	(3,514)	—	(3,514)

	34,832	61,612	36,188	22	1,448,002	(76,207)	1,504,449

OPERATING INCOME (LOSS)	(34,832)	112,067	24,008	(22)	1,389,641	—	1,490,862

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	1,313,963	1,162,384	574,976	759,668	—	(3,810,991)	—
Interest expense, net of amounts capitalized	(82,605)	(45,873)	(25,552)	—	37,613	103,306	(13,111)
Interest income and other, net	8,061	(195)	(3)	—	106,594	(103,306)	11,151

INCOME BEFORE INCOME TAXES	1,204,587	1,228,383	573,429	759,646	1,533,848	(3,810,991)	1,488,902
INCOME TAX (PROVISION) BENEFIT	1,424	15,617	(28,075)	—	(271,857)	—	(282,891)

NET INCOME	$1,206,011	$1,244,000	$545,354	$759,646	$1,261,991	$(3,810,991)	$1,206,011

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total

OPERATING REVENUES
Contract drilling services	$—	$99,230	$41,996	—	$1,802,875	$(57,114)	$1,886,987
Reimbursables	—	540	410	—	91,404	—	92,354
Labor contract drilling services	—	—	—	—	111,201	—	111,201
Engineering, consulting and other	—	69	—	—	9,628	—	9,697

	—	99,839	42,406	—	2,015,108	(57,114)	2,100,239

OPERATING COSTS AND EXPENSES
Contract drilling services	15,674	19,172	14,257	6	704,269	(57,114)	696,264
Reimbursables	—	419	409	—	78,692	—	79,520
Labor contract drilling services	—	—	—	—	91,353	—	91,353
Engineering, consulting and other	—	—	—	—	16,779	—	16,779
Depreciation and amortization	—	25,229	5,036	—	223,060	—	253,325
Selling, general and administrative	5,639	2,061	666	—	37,906	—	46,272
Hurricane losses and recoveries, net	—	—	—	—	(10,704)	—	(10,704)

	21,313	46,881	20,368	6	1,141,355	(57,114)	1,172,809

OPERATING INCOME (LOSS)	(21,313)	52,958	22,038	(6)	873,753	—	927,430

OTHER INCOME (EXPENSE)
Equity earnings in affiliates (net of tax)	791,824	724,042	363,664	404,821	—	(2,284,351)	—
Interest expense, net of amounts capitalized	(22,109)	(57,650)	(38,891)	(7)	53,652	48,838	(16,167)
Interest income and other, net	(11,258)	(3,043)	11,210	—	61,953	(48,838)	10,024

INCOME BEFORE INCOME TAXES	737,144	716,307	358,021	404,808	989,358	(2,284,351)	921,287
INCOME TAX (PROVISION) BENEFIT	(5,278)	15,296	5,897	—	(205,336)	—	(189,421)

NET INCOME	$731,866	$731,603	$363,918	$404,808	$784,022	$(2,284,351)	$731,866

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,560,995	$1,579,137	$426,874	$1,002,664	$1,531,741	$(4,540,416)	$1,560,995
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	34,025	6,947	—	315,686	—	356,658
Impairment loss on assets	—	—	—	—	—	—	—
Hurricane losses and recoveries, net	—	—	—	—	10,000	—	10,000
Deferred income tax provision	—	—	2,664	—	48,362	—	51,026
Share-based compensation expense	35,899	—	—	—	—	—	35,899
Equity earnings in affiliates	(1,617,587)	(1,465,802)	(452,252)	(1,004,775)	—	4,540,416	—
Pension contribution	—	—	—	—	(21,439)	—	(21,439)
Gain on disposal of assets, net	—	—	—	—	(36,485)	—	(36,485)
Other, net	1,875	5,620	3,557	(2,017)	(10,405)	—	(1,370)
Other changes in current assets and liabilities:
Accounts receivable	—	(3,704)	(3,400)	—	(24,621)	—	(31,725)
Other current assets	(3,921)	(2,479)	208	—	(12,045)	—	(18,237)
Accounts payable	—	704	5,716	78	(4,008)	—	2,490
Other current liabilities	23,330	42,168	1,656	1,997	(88,771)	—	(19,620)

Net cash from operating activities	591	189,669	(8,030)	(2,053)	1,708,015	—	1,888,192

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(799,736)	—	—	—	—	(799,736)
Other capital expenditures	—	—	(5,906)	—	(318,049)	—	(323,955)
Major maintenance expenditures	—	—	(3,444)	—	(104,186)	—	(107,630)
Accrued capital expenditures	—	—	—	—	40,830	—	40,830
Repayments of notes from affiliates	—	—	—	—	21,065	(21,065)	—
Notes receivable from affiliates	—	—	—	—	(315,600)	315,600	—
Investments in affiliates	—	—	—	—	—	—	—
Hurricane insurance receivables	—	—	—	—	21,747	—	21,747
Proceeds from disposal of assets	—	—	—	—	39,451	—	39,451

Net cash from investing activities	—	(799,736)	(9,350)	—	(614,742)	294,535	(1,129,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank credit facilities	30,000	—	—	—	—	—	30,000
Payments on bank credit facilities	(130,000)	—	—	—	—	—	(130,000)
Payments of other long-term debt	—	—	—	—	(10,335)	—	(10,335)
Advances (to)/from affiliates	317,475	631,577	17,333	(247,185)	(719,200)	—	—
Notes payable to affiliates	315,600	—	—	—	—	(315,600)	—
Repayments of notes to affiliates	—	(21,065)	—	—	—	21,065	—
Capital contributions from affiliates	—	—	—	—	—	—	—
Net proceeds from employee stock transactions	9,304	—	—	—	—	—	9,304
Tax benefit of employee stock transactions	3,467	—	—	—	—	—	3,467
Proceeds from issuance of senior notes, net	—	—	—	249,238	—	—	249,238
Dividends paid	(244,198)	—	—	—	—	—	(244,198)
Repurchases of ordinary shares	(314,122)	—	—	—	—	—	(314,122)

Net cash from financing activities	(12,474)	610,512	17,333	2,053	(729,535)	(294,535)	(406,646)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,883)	445	(47)	—	363,738	—	352,253

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,544	—	73	—	148,441	—	161,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$661	$445	$26	$—	$512,179	$—	$513,311

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,206,011	$1,244,000	$545,354	$759,646	$1,261,991	$(3,810,991)	$1,206,011
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	25,968	5,610	—	261,409	—	292,987
Impairment loss on assets	—	—	400	—	9,789	—	10,189
Hurricane losses and recoveries, net	—	—	—	—	(3,514)	—	(3,514)
Deferred income tax provision	—	4,795	356	—	15,358	—	20,509
Share-based compensation expense	34,681	—	—	—	—	—	34,681
Equity earnings in affiliates	(1,313,963)	(1,162,384)	(574,976)	(759,668)	—	3,810,991	—
Pension contribution	—	—	—	—	(54,233)	—	(54,233)
Other, net	5,460	22,188	(422)	—	28,801	—	56,027
Other changes in current assets and liabilities:
Accounts receivable	—	(18,868)	(3,086)	—	(182,920)	—	(204,874)
Other current assets	(3,473)	(191)	803	—	26,137	—	23,276
Accounts payable	(17,305)	361	3,150	—	(11,877)	—	(25,671)
Other current liabilities	2,653	9,337	3,316	—	43,679	—	58,985

Net cash from operating activities	(85,936)	125,206	(19,495)	(22)	1,394,620	—	1,414,373

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(619,778)	—	—	(135,189)	—	(754,967)
Other capital expenditures	—	(170)	(7,464)	—	(416,023)	—	(423,657)
Major maintenance expenditures	—	(5,834)	(1,337)	—	(101,248)	—	(108,419)
Accrued capital expenditures	—	(6,334)	—	—	51,594	—	45,260
Repayments of notes from affiliates	—	—	—	—	708,626	(708,626)	—
Notes receivable from affiliates	—	—	—	—	(1,474,300)	1,474,300	—
Investments in affiliates	(127,747)	(727,747)	—	—	—	855,494	—
Proceeds from sales of property and equipment	—	—	—	—	7,910	—	7,910
Proceeds from sale of business unit	—	—	—	—	10,000	—	10,000

Net cash from investing activities	(127,747)	(1,359,863)	(8,801)	—	(1,348,630)	1,621,168	(1,223,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowing	685,000	—	—	—	—	—	685,000
Short-term debt payment	(685,000)	—	—	—	—	—	(685,000)
Borrowings on bank credit facilities	135,000	—	85,000	—	—	—	220,000
Payments on bank credit facilities	(35,000)	—	(85,000)	—	—	—	(120,000)
Payments of other long-term debt	—	—	—	—	(9,630)	—	(9,630)
Advances (to)/from affiliates	200,991	530,500	(56,631)	22	(674,882)	—	—
Notes payable to affiliates	789,300	600,000	85,000	—	—	(1,474,300)	—
Repayments of notes to affiliates	(685,000)	(23,626)	—	—	—	708,626	—
Capital contributions from affiliates	—	127,747	—	—	727,747	(855,494)	—
Net proceeds from employee stock transactions	38,995	—	—	—	—	—	38,995
Tax benefit of employee stock transactions	7,477	—	—	—	—	—	7,477
Dividends paid	(32,197)	—	—	—	—	—	(32,197)
Repurchases of ordinary shares	(195,797)	—	—	—	—	—	(195,797)

Net cash from financing activities	223,769	1,234,621	28,369	22	43,235	(1,621,168)	(91,152)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,086	(36)	73	—	89,225	—	99,348

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,458	36	—	—	59,216	—	61,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,544	$—	$73	$—	$148,441	$—	$161,058

NOBLE CORPORATION AND OTHER SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006
(In thousands)

					Other
		NHC and NDH	Noble		Subsidiaries	Consolidating
	Noble	Combined	Drilling	NHIL	of Noble	Adjustments	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$731,866	$731,603	$363,918	$404,808	$784,022	$(2,284,351)	$731,866
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	25,229	5,036	—	223,060	—	253,325
Impairment loss on assets	—	—	—	—	4,849	—	4,849
Hurricane losses and recoveries, net	—	—	—	—	(10,704)	—	(10,704)
Deferred income tax provision	—	2,700	(876)	—	2,313	—	4,137
Share-based compensation expense	21,560	—	—	—	—	—	21,560
Equity earnings in affiliates	(791,824)	(724,042)	(363,664)	(404,821)	—	2,284,351	—
Pension contribution	—	—	—	—	(19,928)	—	(19,928)
Other, net	4,725	2,256	(272)	—	17,697	—	24,406
Other changes in current assets and liabilities, net of acquired working capital:
Accounts receivable	—	97	1,998	—	(133,109)	—	(131,014)
Other current assets	1	(404)	(699)	—	(12,586)	—	(13,688)
Accounts payable	17,305	2,781	(177)	—	33,837	—	53,746
Other current liabilities	1,469	48	251	—	68,392	—	70,160

Net cash from operating activities	(14,898)	40,268	5,515	(13)	957,843	—	988,715

CASH FLOWS FROM INVESTING ACTIVITIES
New construction	—	(477,205)	—	—	(193,746)	—	(670,951)
Other capital expenditures	—	—	(4,034)	—	(378,059)	—	(382,093)
Major maintenance expenditures	—	—	—	—	(69,017)	—	(69,017)
Accrued capital expenditures	—	6,334	—	—	24,766	—	31,100
Repayments from affiliates	—	—	—	—	21,562	(21,562)	—
Notes receivable from affiliates	(35,000)	—	27,896	—	(45,000)	52,104	—
Proceeds from sales of property and equipment	—	—	—	—	3,788	—	3,788
Proceeds from Smedvig disposition	691,261	—	—	—	—	—	691,261
Proceeds from sales and maturities of marketable securities	—	18,036	—	—	27,966	—	46,002

Net cash from investing activities	656,261	(452,835)	23,862	—	(607,740)	30,542	(349,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank credit facilities	—	—	(135,000)	—	—	—	(135,000)
Payments of other long-term debt	—	—	(600,000)	—	(8,970)	—	(608,970)
Accounts receivable from affiliates	(714,996)	—	—	—	(47,541)	762,537	—
Accounts payable to affiliates	—	431,046	670,623	13	(339,145)	(762,537)	—
Note payable to affiliate	17,104	(21,562)	35,000	—	—	(30,542)	—
Net proceeds from employee stock transactions	21,186	—	—	—	—	—	21,186
Proceeds from issuance of senior notes, net of debt issuance costs	295,801	—	—	—	—	—	295,801
Dividends paid	(21,825)	—	—	—	—	—	(21,825)
Repurchases of ordinary shares	(250,132)	—	—	—	—	—	(250,132)

Net cash from financing activities	(652,862)	409,484	(29,377)	13	(395,656)	(30,542)	(698,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,499)	(3,083)	—	—	(45,553)	—	(60,135)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,957	3,119	—	—	104,769	—	121,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,458	$36	$—	$—	$59,216	$—	$61,710

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chairman of the Board, President and Chief Executive Officer, David W. Williams, and Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated our disclosure controls and procedures as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that our disclosure controls and procedures were effective as of December 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we maintained effective internal control over financial reporting as of December 31, 2008.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2008 as stated in their report, which is provided in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in the proxy statement for the annual general meeting of members (or, if the Transaction is completed, for the 2009 annual meeting of shareholders of Noble-Switzerland, as our successor) (the “2009 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information as of February 15, 2008 with respect to our executive officers:

Name	Age	Position

David W. Williams	51	Chairman of the Board, President and Chief Executive Officer

Julie J. Robertson	52	Executive Vice President and Corporate Secretary

Thomas L. Mitchell	48	Senior Vice President, Chief Financial Officer, Treasurer and Controller

William E. Turcotte	45	Senior Vice President and General Counsel
David W. Williams was named Chairman of the Board, President and Chief Executive Officer effective January 2, 2008. Mr. Williams served as Senior Vice President — Business Development of Noble Drilling Services Inc. from September 2006 to January 2007, as Senior Vice President - Operations of Noble Drilling Services Inc. from January to April 2007, and as Senior Vice President and Chief Operating Officer of Noble from April 2007 to January 2, 2008. Prior to September 2006, Mr. Williams served for more than five years as Executive Vice President of Diamond Offshore Drilling, Inc., an offshore oil and gas drilling contractor.
Julie J. Robertson was named Executive Vice President effective February 10, 2006. Ms. Robertson served as Senior Vice President — Administration from July 2001 to February 10, 2006. Ms. Robertson has served continuously as Corporate Secretary since December 1993. Ms. Robertson served as Vice President — Administration of Noble Drilling from 1996 to July 2001. In 1994, Ms. Robertson became Vice President — Administration of Noble Drilling Services Inc. From 1989 to 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.
Thomas L. Mitchell was named Senior Vice President, Chief Financial Officer, Treasurer and Controller effective November 6, 2006. Prior to joining Noble, Mr. Mitchell served as Vice President and Controller of Apache Corporation, an oil and gas exploration and production company, since 1997. From 1996 to 1997, he served as Controller of Apache, and from 1989 to 1996 he served Apache in various positions including Assistant to Vice President Production and Director Natural Gas Marketing. Prior to joining Apache, Mr. Mitchell spent seven years with Arthur Andersen & Co. where he practiced as a Certified Public Accountant, managing clients in the oil and gas, banking, manufacturing and government contracting industries.
William E. Turcotte was named Senior Vice President and General Counsel effective December 16, 2008. Prior to joining Noble, Mr. Turcotte served as Senior Vice President, General Counsel and Corporate Secretary of Cornell Companies, Inc., a private corrections company, since March 2007. He served as Vice President, Associate General Counsel and Assistant Secretary of Transocean, Inc., an offshore oil and gas drilling contractor, from October 2005 to March 2007 and as Associate General Counsel and Assistant Secretary from January 2000 to October 2005. From 1992 to 2000, Mr. Turcotte served in various legal positions with Schlumberger Limited in Houston, Caracas and Paris. Mr. Turcotte was in private practice prior to joining Schlumberger.

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.noblecorp.com in the “Governance” area. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to the officers identified above, and our other executive officers and directors, that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.
ITEM 11. EXECUTIVE COMPENSATION.
The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2009 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The sections entitled “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2009 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The sections entitled “Additional Information Regarding the Board of Directors — Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2009 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The section entitled “Auditors” appearing in the 2009 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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

NOBLE CORPORATION
Date: February 27, 2009	By:	/s/ DAVID W. WILLIAMS
David W. Williams, Chairman of the Board,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS	Chairman of the Board, President and	February 27, 2009

David W. Williams	Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS L. MITCHELL	Senior Vice President, Chief Financial	February 27, 2009

Thomas L. Mitchell	Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY	Director	February 27, 2009

Michael A. Cawley

/s/ LAWRENCE J. CHAZEN	Director	February 27, 2009

Lawrence J. Chazen

/s/ LUKE R. CORBETT	Director	February 27, 2009

Luke R. Corbett

/s/ JULIE H. EDWARDS	Director	February 27, 2009

Julie H. Edwards

/s/ MARC E. LELAND	Director	February 27, 2009

Marc E. Leland

/s/ JACK E. LITTLE	Director	February 27, 2009

Jack E. Little

/s/ MARY P. RICCIARDELLO	Director	February 27, 2009

Mary P. Ricciardello

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1
Agreement and Plan of Merger dated as of March 11, 2002 among Noble Corporation (the “Registrant”), Noble Cayman Acquisition Corporation, Noble Holding (U.S.) Corporation and Noble Drilling Corporation (included as Annex A to the proxy statement/prospectus that constitutes a part of the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

2.2
Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, Noble Corporation and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

3.1	Memorandum of Association of the Registrant (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (No. 333-84278) and incorporated herein by reference).

3.2
Articles of Association of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005 and incorporated herein by reference).

4.1
Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to the Form 8-K of Noble Drilling Corporation filed on March 23, 1999 and incorporated herein by reference).

4.2
Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee, relating to 6.95% senior notes due 2009 and 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3
Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, National Association, as trustee, relating to 6.95% senior notes due 2009 and 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.4
Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee, relating to 6.95% senior notes due 2009 and 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.5
Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.6
First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JP Morgan Chase Bank, National Association, as trustee, relating to 5.875% senior notes due 2013 of Noble Corporation (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit

4.7
Specimen Note for the 5.875% senior notes due 2013 of Noble Corporation (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.8
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

4.9
Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.10
First Supplemental Indenture, dated as of November 21, 2008, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.375% senior notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.11
Specimen Note for the 7.375% senior notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.12		Form of Limited Consent (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009 and incorporated herein by reference).

10.1	*
Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference).

10.2	*
Amendment, effective as of May 1, 2002, to the Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.3	*
Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4	*
Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.5	*
Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.6	*
Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7	*
Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.8	*
Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.9	*
Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.10	*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.11	*
Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12	*
Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.13	*
Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended September 25, 2007 and incorporated herein by reference).

10.14	*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.15	*
Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.16	*
Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.17	*
Form of Noble Corporation Restricted Share Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference).

10.18	*
Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2008 and incorporated herein by reference).

10.19	*
Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2008 and incorporated herein by reference).

10.20	*
Amended and Restated Employment Agreement, dated as of April 30, 2002, by and between Noble Drilling Corporation and Julie J. Robertson (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.21	*
Employment Agreement, dated as of October 27, 2006, by and between Noble Drilling Corporation and Thomas L. Mitchell (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.22	*
Transition Consulting Services Agreement dated as of April 26, 2007 between Noble Corporation and James C. Day (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

10.23	*
Employment Agreement, dated as of October 27, 2006, by and between Noble Drilling Services Inc. and David W. Williams (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.24	*	Noble Corporation 2008 Short Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference).

10.25	*
Separation Agreement and Release between Noble Corporation and Robert D. Campbell, dated May 13, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2008 and incorporated herein by reference).

10.26	*	Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated December 31, 2008.

10.27	*	Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of December 31, 2008.

10.28	*	Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008.

10.29	*	Amendment to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated December 31, 2008.

10.30	*	Amendment to the Noble Corporation 2008 Short Term Incentive Plan dated December 31, 2008.

10.31	*	Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009.

10.32	*	Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009.

10.33	*	Noble Corporation Summary of Directors’ Compensation.

10.34	*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.35	*	Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.36	*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.37	*	Form of Noble Corporation Restricted Stock Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors.

10.38	*	Employment agreement by and between Noble Drilling Services, Inc. and David W. Williams dated December 30, 2008.

10.39	*	Employment agreement by and between Noble Drilling Services, Inc. and Thomas L. Mitchell dated December 30, 2008.

Exhibit
Number		Exhibit

10.40	*	Employment agreement by and between Noble Drilling Services, Inc. and Julie J. Robertson dated December 30, 2008.

14.1		Noble Corporation Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1		Subsidiaries of the Registrant.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Thomas L. Mitchell pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.