Form 10-Q
period 2009-03-31
NOBLE CORP; Noble Corp / Switzerland
filed 2009-05-11
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Noble Corporation
(Exact name of registrant as specified in its charter)
(Commission File No. 000-53604)
98-0619597 (IRS Employer Identification No.)
13135 South Dairy Ashford, Suite 800, Sugar Land, Texas 77478
(Address of principal executive offices, including zip code)
(281)276-6100
(Registrant’s telephone number, including area code)
Switzerland
(State or other jurisdiction of incorporation)
Noble Corporation
(Exact name of registrant as specified in its charter)
(Commission File No. 001-31306)
98-0366361 (IRS Employer Identification No.)
13135 South Dairy Ashford, Suite 800, Sugar Land, Texas 77478
(Address of principal executive offices, including zip code)
(281)276-6100
(Registrant’s telephone number, including area code)
Cayman Islands
(State or other jurisdiction of incorporation)
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding at April 30, 2009: Noble Corporation (Switzerland) — 261,255,492; Noble Corporation (Cayman Islands) — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Form 10-Q is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Because Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II item of Form 10-Q: Item 3 (Defaults upon Senior Securities).
This report should be read in its entirety as it pertains to each respective Registrant. Except where indicated, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are combined. References in this Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-Swiss and its consolidated subsidiaries, including Noble-Cayman, after March 26, 2009 and to Noble-Cayman and its consolidated subsidiaries for periods through March 26, 2009. Noble-Swiss became a successor registrant to Noble-Cayman under the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 12g-3 of the Exchange Act as a result of consummation of the Transaction described in Note 1 to Item 1, Part I of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$513,743	$513,311	$513,658	$513,311
Accounts receivable	632,901	644,840	632,901	644,840
Insurance receivables	22,998	13,516	22,998	13,516
Prepaid expenses	50,976	21,207	50,976	21,207
Other current assets	42,659	47,467	42,659	47,467

Total current assets	1,263,277	1,240,341	1,263,192	1,240,341

Property and equipment
Drilling equipment and facilities	7,626,641	7,427,908	7,626,641	7,427,908
Other	109,724	105,340	109,724	105,340

	7,736,365	7,533,248	7,736,365	7,533,248
Accumulated depreciation	(1,944,259)	(1,886,231)	(1,944,259)	(1,886,231)

	5,792,106	5,647,017	5,792,106	5,647,017

Other assets	247,920	219,441	248,005	219,441

Total assets	$7,303,303	$7,106,799	$7,303,303	$7,106,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$172,698	$—	$172,698
Accounts payable	218,167	259,107	218,075	259,107
Accrued payroll and related costs	63,004	75,449	63,004	75,449
Taxes payable	142,177	107,211	142,177	107,211
Interest payable	7,269	11,325	7,269	11,325
Other current liabilities	53,575	53,203	53,575	53,203

Total current liabilities	484,192	678,993	484,100	678,993

Long-term debt	750,827	750,789	750,827	750,789
Deferred income taxes	273,510	265,018	273,510	265,018
Other liabilities	142,220	121,284	142,251	121,284

Total liabilities	1,650,749	1,816,084	1,650,688	1,816,084

Commitments and contingencies

Shareholders’ equity
Shares — par value 5.00 Swiss francs per share; 414,399 shares authorized; 138,133 shares conditionally authorized, 276,266 shares issued and 261,250 shares outstanding as of March 31, 2009;	1,162,346	—
Ordinary shares — par value $.10 per share; 400,000 shares authorized; 261,246 shares and 261,899 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	26,190	26,125	26,190
Capital in excess of par value	—	402,115	360,244	402,115
Retained earnings	4,547,546	4,919,667	5,323,584	4,919,667
Accumulated other comprehensive loss	(57,338)	(57,257)	(57,338)	(57,257)

Total shareholders’ equity	5,652,554	5,290,715	5,652,615	5,290,715

Total liabilities and shareholders’ equity	$7,303,303	$7,106,799	$7,303,303	$7,106,799

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Operating revenues
Contract drilling services	$872,397	$797,834	$872,397	$797,834
Reimbursables	16,678	32,458	16,678	32,458
Labor contract drilling services	6,934	30,931	6,934	30,931
Other	142	202	142	202

	896,151	861,425	896,151	861,425

Operating costs and expenses
Contract drilling services	240,856	235,952	240,856	235,952
Reimbursables	14,083	29,461	14,083	29,461
Labor contract drilling services	4,376	25,337	4,376	25,337
Depreciation and amortization	92,984	82,899	92,984	82,899
Selling, general and administrative	17,717	21,273	17,625	21,273
Impairment loss on planned disposal of assets	12,034	—	12,034	—

	382,050	394,922	381,958	394,922

Operating income	514,101	466,503	514,193	466,503

Other income (expense)
Interest expense, net of amount capitalized	(521)	(1,110)	(521)	(1,110)
Interest income and other, net	1,072	3,129	1,072	3,129

Income before income taxes	514,652	468,522	514,744	468,522
Income tax provision	(100,357)	(84,334)	(100,357)	(84,334)

Net income	$414,295	$384,188	$414,387	$384,188

Net income per share
Basic	$1.58	$1.43	n/a	n/a
Diluted	$1.58	$1.42	n/a	n/a
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$414,295	$384,188	$414,387	$384,188
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	92,984	82,899	92,984	82,899
Impairment loss on assets	12,034	—	12,034	—
Deferred income tax provision	4,545	9,840	4,545	9,840
Share-based compensation expense	8,400	8,716	8,400	8,716
Pension contributions	(1,290)	(3,183)	(1,290)	(3,183)
Other changes in assets and liabilities:
Accounts receivable	11,939	36,134	11,939	36,134
Other current assets	(26,267)	(24,949)	(26,267)	(24,949)
Other assets	(10,665)	2,115	(10,750)	2,115
Accounts payable	23,711	3,278	23,619	3,278
Other current liabilities	17,236	(5,606)	17,236	(5,606)
Other liabilities	912	(735)	912	(735)

Net cash from operating activities	547,834	492,697	547,749	492,697

Cash flows from investing activities
New construction	(135,576)	(134,380)	(135,576)	(134,380)
Other capital expenditures	(89,505)	(76,673)	(89,505)	(76,673)
Major maintenance expenditures	(25,639)	(22,935)	(25,639)	(22,935)
Accrued capital expenditures	(47,259)	(32,481)	(47,259)	(32,481)
Hurricane insurance receivables	—	21,747	—	21,747
Proceeds from disposal of assets	—	282	—	282

Net cash from investing activities	(297,979)	(244,440)	(297,979)	(244,440)

Cash flows from financing activities
Payments on bank credit facilities	—	(50,000)	—	(50,000)
Payments of other long-term debt	(172,700)	(2,516)	(172,700)	(2,516)
Net proceeds from employee stock transactions	(5,386)	115	(5,386)	115
Dividends paid	(10,470)	(10,746)	(10,470)	(10,746)
Repurchases of ordinary shares	(60,867)	(26,571)	(60,867)	(26,571)

Net cash from financing activities	(249,423)	(89,718)	(249,423)	(89,718)

Net increase in cash and cash equivalents	432	158,539	347	158,539
Cash and cash equivalents, beginning of period	513,311	161,058	513,311	161,058

Cash and cash equivalents, end of period	$513,743	$319,597	$513,658	$319,597

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Shares		Excess of	Retained	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,332	133	8,266			8,399
Contribution to employee benefit plans	6	1	152			153
Exercise of stock options	18	2	176			178
Tax benefit of stock options exercised	—	—	(1,597)			(1,597)
Restricted shares surrendered for withholding taxes or forfeited	(285)	(29)	(5,534)			(5,563)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)			(43,475)
Cancellation of shares in Transaction	(261,246)	(26,125)	26,125			—
Issuance of shares in Transaction	261,246	1,162,346	(386,400)	(775,946)		—
Net income				414,295		414,295
Dividends paid ($0.04 per share)				(10,470)		(10,470)
Other comprehensive loss, net					(81)	(81)

Balance at March 31, 2009	261,250	$1,162,346	$—	$4,547,546	$(57,338)	$5,652,554

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Shares		Capital in		Other	Total
		Par	Excess of	Retained	Comprehensive	Shareholders’
	Balance	Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,331	133	8,266			8,399
Contribution to employee benefit plans	6	1	152			153
Exercise of stock options	15	2	145			147
Tax benefit of stock options exercised	—	—	(1,597)			(1,597)
Restricted shares surrendered for withholding taxes or forfeited	(285)	(29)	(5,534)			(5,563)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)			(43,475)
Net income				414,387		414,387
Dividends paid ($0.04 per share)				(10,470)		(10,470)
Other comprehensive loss, net					(81)	(81)

Balance at March 31, 2009	261,246	$26,125	$360,244	$5,323,584	$(57,338)	$5,652,615

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	Three Months Ended		Three Months Ended
	March 31		March 31
	2009	2008	2009	2008

Net income	$414,295	$384,188	$414,387	$384,188

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,127)	(65)	(1,127)	(65)
Gain (loss) on forward currency forward contracts	194	(306)	194	(306)
Amortization of deferred pension plan amounts	852	226	852	226

Other comprehensive loss, net	(81)	(145)	(81)	(145)

Comprehensive income	$414,214	$384,043	$414,306	$384,043

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Basis of Presentation
On March 26, 2009, pursuant to the previously announced Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008 (as amended, the “Merger Agreement”), among Noble-Swiss, Noble-Cayman, and Noble Cayman Acquisition Ltd., a Cayman Islands company and a wholly-owned subsidiary of Noble-Swiss (“Noble-Acquisition”), Noble-Cayman merged by way of schemes of arrangement under Cayman Islands law (the “Schemes of Arrangement”) with Noble-Acquisition, with Noble-Cayman as the surviving company (the “Transaction”). Under the terms of the Schemes of Arrangement, each holder of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction received, through an exchange agent, one Noble-Swiss registered share in exchange for each outstanding Noble-Cayman ordinary share, and Noble-Swiss received, through an exchange agent, a number of newly issued Noble-Cayman ordinary shares equal to the number of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction. Noble-Swiss also issued 15 million Noble-Swiss registered shares to Noble-Cayman in connection with the Transaction that are being held in treasury by a wholly owned subsidiary.
The Transaction effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of the Transaction, Noble-Cayman became a direct, wholly-owned subsidiary of Noble-Swiss. Currently, Noble-Swiss’ principal asset is 100% of the shares of Noble-Cayman. The consolidated financial statements of Noble-Swiss include the accounts of its wholly-owned subsidiary, Noble-Cayman. Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries.
The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2008 presented herein is derived from the December 31, 2008 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 2 — Net Income per Share
We calculate net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128 (“EITF 03-6”) clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential common shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.
We determined that our unvested restricted share awards meet the definition of a participating security as they contain nonforfeitable rights to dividends. For each of the three months ended March 31, 2009 and 2008, weighted average unvested restricted share awards outstanding totaled approximately 2 million shares.
The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss. As a result of the consummation of the Transaction, Noble-Cayman has no public equity outstanding after March 26, 2009 as all Noble-Cayman ordinary shares are held by Noble-Swiss. Therefore, no earnings per share information is presented for Noble-Cayman.

	Three months ended
	March 31,
	2009	2008

Allocation of net income
Basic
Net income	$414,295	$384,188
Earnings allocated to unvested share-based payment awards	(3,461)	(2,911)

Net income to common shareholders — basic	$410,834	$381,277

Diluted
Net income	$414,295	$384,188
Earnings allocated to unvested share-based payment awards	(3,454)	(2,890)

Net income to common shareholders — diluted	$410,841	$381,298

Weighted average shares outstanding — basic	259,266	266,451
Incremental shares issuable from assumed exercise of stock options	564	1,884

Weighted average shares outstanding — diluted	259,830	268,335

Weighted average unvested share-based payment awards	2,188	2,034

Earnings per share
Basic	$1.58	$1.43
Diluted	$1.58	$1.42

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3 — Property and Equipment
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the three months ended March 31, 2009 and 2008 was $15 million and $12 million, respectively.
Note 4 — Debt
Long-term debt consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Credit Facility	$—	$—
6.95% Senior Notes due 2009	—	149,998
5.875% Senior Notes due 2013	299,846	299,837
7.375% Senior Notes due 2014	249,286	249,257
7.50% Senior Notes due 2019	201,695	201,695
Project Financing — Thompson Notes	—	22,700

Total Debt	750,827	923,487
Current Maturities	—	(172,698)

Long-term Debt	$750,827	$750,789

We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings under the Credit Facility will bear interest (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of March 31, 2009, our ratio of debt to total tangible capitalization was 0.12. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at March 31, 2009.
During the first quarter of 2009, we repaid $150 million principal amount of 6.95% Senior Notes due 2009 and $23 million principal amount of project financing Thompson Notes using cash on hand at maturity.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 5 — Income Taxes
At December 31, 2008, the reserves for uncertain tax positions totaled $93 million (net of related tax benefits of $5 million). At March 31, 2009, the reserves for uncertain tax positions totaled $96 million (net of related tax benefits of $5 million). If the reserves of $96 million are not realized, the provision for income taxes would be reduced by $69 million and equity would be directly increased by $27 million.
We do not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.
Note 6 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended March 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$748	$1,803	$1,420	$1,574
Interest cost	1,022	1,713	1,251	1,615
Return on plan assets	(1,271)	(1,786)	(1,692)	(2,227)
Amortization of prior service cost	—	73	—	98
Amortization of transition obligation	17	—	43	—
Recognized net actuarial loss	57	1,031	40	87

Net pension expense	$573	$2,834	$1,062	$1,147

In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term.
During the three months ended March 31, 2009, we made contributions to our pension plans totaling $1 million. We expect to contribute, subject to applicable law, an aggregate of $6 million to our pension plans in 2009, including the $1 million in contributions made during the three months ended March 31, 2009.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At March 31, 2009 and December 31, 2008, our liability under the Restoration Plan totaled $7 million and $8 million, respectively. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at both March 31, 2009 and December 31, 2008.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
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
Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three months ended March 31, 2009 and 2008 related to these derivative instruments.
Effective January 1, 2009, we adopted Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. Our adoption of SFAS No. 161 did not have a material impact on our financial position or results of operations.
Cash Flow Hedges
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. The Euro-denominated forward contracts settling in the remainder of 2009 represent approximately 30 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2009 represent approximately 30 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at March 31, 2009 was approximately 7 million Euros and 12 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $26 million at March 31, 2009. We had no Euro-denominated or British Pound-denominated forward contracts outstanding at December 31, 2008.
The balance of the net unrealized gain related to our forward contracts included in “Accumulated other comprehensive loss” and related activity is as follows:

	Three Months Ended March 31,
	2009	2008
Net unrealized gain at beginning of period	$—	$2,219
Activity during period:
Settlement of forward contracts outstanding at beginning of period	—	(1,086)
Net unrealized gain on outstanding foreign currency forward contracts	194	780

Net unrealized gain at March 31	$194	$1,913

Fair Value Hedges
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of March 31, 2009, the aggregate notional amount of the remaining forward contracts was 70 million Euros. Each forward contract settles in connection with required payments per the contract. We are accounting for these forward contracts as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $8 million at March 31, 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 8 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2009				December 31, 2008
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$7,294	$7,294	$—	$—	$7,104	$7,104
Forward contracts	$194	$—	$194	$—	$—	$—

Liabilities —
Forward contracts	$8,054	$—	$8,054	$—	$5,418	$5,418
The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Note 9 — Commitments and Contingencies
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at March 31, 2009) and a customs bond in the amount of 970 million Indian Rupees (or $19 million at March 31, 2009), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. In November 2008, the Commissioner filed a Special Leave Petition, an Appeal in the Supreme Court of India, appealing the August 2008 order of the Bombay High Court. In March 2009, NACL filed an Affidavit-in-reply opposing admission of the Appeal in the Supreme Court of India. NACL is seeking the return or cancellation of its previously posted custom bond and bank guarantee, and the application for return of the customs bond and bank guarantee is scheduled for hearing before CESTAT in May 2009. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
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
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $118 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe audit claims of an additional $13 million to $15 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2009, there were approximately 39 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NIMASA has also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division has barred us from participating in new tenders as a result of NIMASA’a allegations. We continue to discuss this matter with the Nigerian Content Division. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.
We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike to oil and gas assets situated in the U.S. Gulf of Mexico has caused the energy insurance market to deteriorate, resulting in more restricted and more expensive coverage. Beginning March 1, 2009, we elected to self insure U.S. named windstorm physical damage and loss of hire exposures due to the high cost of coverage for these perils. This self insurance applies only to our units in the U.S. portion of the Gulf of Mexico. We presently have five semisubmersibles and three submersibles in the U.S. Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage up to the declared value of each unit. We maintain physical damage deductibles of $25 million per occurrence for jack-ups and submersibles and $50 million per occurrence for semi-submersibles and drillships. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence.
In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments of approximately $1.2 billion at March 31, 2009.
We have entered into employment agreements with certain of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble-Swiss (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
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
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at March 31, 2009.
We are currently operating two jackup rigs offshore Nigeria. The temporary import permits covering the rigs expired in November 2008 and we have pending applications to renew these permits. However, as of April 30, 2009, the Nigerian customs office had not acted on our applications. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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
For the three months ended March 31, 2009 and 2008, we incurred legal fees and related costs of $0.3 million and $7 million, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 10 — Segment and Related Information
We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil and West Africa.
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segment for the three months ended March 31, 2009 and 2008 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items.

	Contract Drilling
	Services	Other	Total

Three Months Ended March 31, 2009

Revenues from external customers	$888,680	$7,471	$896,151
Depreciation and amortization	90,898	2,086	92,984
Segment operating income	513,636	465	514,101
Interest expense, net of amount capitalized	190	331	521
Income tax provision (benefit)	100,145	212	100,357
Segment profit	413,420	875	414,295
Total assets (at end of period)	6,805,467	497,836	7,303,303
Capital expenditures	239,735	10,985	250,720

Three Months Ended March 31, 2008

Revenues from external customers	$819,187	$42,238	$861,425
Depreciation and amortization	80,785	2,114	82,899
Segment operating income	463,801	2,702	466,503
Interest expense, net of amount capitalized	994	116	1,110
Income tax provision (benefit)	88,798	(4,464)	84,334
Segment profit	376,872	7,316	384,188
Total assets (at end of period)	5,627,977	525,055	6,153,032
Capital expenditures	227,767	6,221	233,988

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 11 — Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.
In April 2009, the FASB also issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.
Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.
Note 12 — Subsequent Event
On May 8, 2009, our jackup, the Noble David Tinsley, experienced a “punch-through” while conducting pre-loading operations offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom and severe damage to the legs and the rig, although we do not yet know the full extent of the damage. Efforts continue to remove the rig, which is currently stable. There have been no injuries or any pollution reported. Our deductible for this incident is $25.0 million per occurrence.
Note 13 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss, are guarantors of Noble Drilling Corporation’s (“NDC”) 7.50% Senior Notes due 2019. The outstanding principal balance of the 7.50% Senior Notes at March 31, 2009 was $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. Noble-Cayman’s and NHC’s guarantees of the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. NDC’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at March 31, 2009 was $300 million.
In November 2008, Noble Holding International Limited (“NHIL”), an indirect wholly-owned subsidiary of Noble-Swiss, issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at March 31, 2009 was $249 million.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2009
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$652	$791	$26	$—	$512,189	$—	$513,658
Accounts receivable	—	27,933	6,231	9	598,728	—	632,901
Prepaid expenses	—	988	1	—	49,987	—	50,976
Accounts receivable from affiliates	—	—	412,743	241,143	862,096	(1,515,982)	—
Other current assets	—	17,017	785	—	108,722	(60,867)	65,657

Total current assets	652	46,729	419,786	241,152	2,131,722	(1,576,849)	1,263,192

Property and equipment
Drilling equipment, facilities and other	—	1,912,874	125,861	—	5,697,630	—	7,736,365
Accumulated depreciation	—	(121,777)	(71,875)	—	(1,750,607)	—	(1,944,259)

Total property and equipment, net	—	1,791,097	53,986	—	3,947,023	—	5,792,106

Notes receivable from affiliates	511,835	20,963	44,159	—	1,564,821	(2,141,778)	—
Investments in affiliates	5,928,574	6,788,421	3,558,491	2,999,615	—	(19,275,101)	—
Other assets	3,366	11,555	5,695	2,011	225,378	—	248,005

Total assets	$6,444,427	$8,658,765	$4,082,117	$3,242,778	$7,868,944	$(22,993,728)	$7,303,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$14,219	$—	$—	$—	$(14,219)	$—
Accounts payable and accrued liabilities	13,944	47,935	35,146	768	432,955	(46,648)	484,100
Accounts payable to affiliates	184,489	1,330,583	—	—	910	(1,515,982)	—

Total current liabilities	198,433	1,392,737	35,146	768	433,865	(1,576,849)	484,100

Long-term debt	299,846	—	201,695	249,286	—	—	750,827
Notes payable to affiliates	279,900	1,164,921	120,000	—	576,957	(2,141,778)	—
Other liabilities	13,633	27,647	29,457	—	345,024	—	415,761

Total liabilities	791,812	2,585,305	386,298	250,054	1,355,846	(3,718,627)	1,650,688

Commitments and contingencies

Shareholders’ Equity
Ordinary shares	26,125	—	—	—	—	—	26,125
Capital in excess of par value	360,244	1,279,983	870,744	406,998	843,820	(3,401,545)	360,244
Retained earnings	5,323,584	4,793,477	2,823,824	2,585,726	5,726,616	(15,929,643)	5,323,584
Accumulated other comprehensive income (loss)	(57,338)	—	1,251	—	(57,338)	56,087	(57,338)

Total shareholders’ equity	5,652,615	6,073,460	3,695,819	2,992,724	6,513,098	(19,275,101)	5,652,615

Total liabilities and shareholders’ equity	$6,444,427	$8,658,765	$4,082,117	$3,242,778	$7,868,944	$(22,993,728)	$7,303,303

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$661	$445	$26	$—	$512,179	$—	$513,311
Accounts receivable	—	26,604	13,099	—	605,137	—	644,840
Prepaid expenses	—	725	1	—	20,481	—	21,207
Accounts receivable from affiliates	32,807	—	562,679	247,174	961,230	(1,803,890)	—
Other current assets	7,395	2,768	8	—	134,524	(83,712)	60,983

Total current assets	40,863	30,542	575,813	247,174	2,233,551	(1,887,602)	1,240,341

Property and equipment
Drilling equipment, facilities and other	—	2,296,241	116,995	—	5,120,012	—	7,533,248
Accumulated depreciation	—	(113,481)	(70,326)	—	(1,702,424)	—	(1,886,231)

Total property and equipment, net	—	2,182,760	46,669	—	3,417,588	—	5,647,017

Notes receivable from affiliates	511,835	20,963	44,159	—	1,757,321	(2,334,278)	—
Investments in affiliates	5,498,928	6,374,623	3,460,873	2,727,556	—	(18,061,980)	—
Other assets	2,957	10,117	6,418	2,017	197,932	—	219,441

Total assets	$6,054,583	$8,619,005	$4,133,932	$2,976,747	$7,606,392	$(22,283,860)	$7,106,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$21,066	$149,998	$—	$22,700	$(21,066)	$172,698
Accounts payable and accrued liabilities	27,452	57,797	40,968	2,075	440,649	(62,646)	506,295
Accounts payable to affiliates	—	1,642,231	—	—	161,659	(1,803,890)	—

Total current liabilities	27,452	1,721,094	190,966	2,075	625,008	(1,887,602)	678,993

Long-term debt	299,837	—	201,695	249,257	—	—	750,789
Notes payable to affiliates	429,900	1,207,421	120,000	—	576,957	(2,334,278)	—
Other liabilities	6,679	42,520	21,394	—	315,709	—	386,302

Total liabilities	763,868	2,971,035	534,055	251,332	1,517,674	(4,221,880)	1,816,084

Commitments and contingencies

Shareholders’ Equity
Ordinary shares	26,190	—	—	—	—	—	26,190
Capital in excess of par value	402,115	1,279,983	870,744	406,998	844,032	(3,401,757)	402,115
Retained earnings	4,919,667	4,367,987	2,728,073	2,318,417	5,301,943	(14,716,420)	4,919,667
Accumulated other comprehensive income (loss)	(57,257)	—	1,060	—	(57,257)	56,197	(57,257)

Total shareholders’ equity	5,290,715	5,647,970	3,599,877	2,725,415	6,088,718	(18,061,980)	5,290,715

Total liabilities and shareholders’ equity	$6,054,583	$8,619,005	$4,133,932	$2,976,747	$7,606,392	$(22,283,860)	$7,106,799

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2009
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$49,275	$7,700	$—	$831,422	$(16,000)	$872,397
Reimbursables	—	467	—	—	16,211	—	16,678
Labor contract drilling services	—	—	—	—	6,934	—	6,934
Other	—	—	1,862	—	(1,720)	—	142

Total operating revenues	—	49,742	9,562	—	852,847	(16,000)	896,151

Operating costs and expenses
Contract drilling services	5,001	10,261	1,788	9	239,797	(16,000)	240,856
Reimbursables	—	379	—	—	13,704	—	14,083
Labor contract drilling services	—	—	—	—	4,376	—	4,376
Depreciation and amortization	—	8,620	2,048	—	82,316	—	92,984
Selling, general and administrative	3,134	1,332	355		12,804		17,625
Impairment loss on planned disposal of assets	—	—	—	—	12,034	—	12,034

Total operating costs and expenses	8,135	20,592	4,191	9	365,031	(16,000)	381,958

Operating income (loss)	(8,135)	29,150	5,371	(9)	487,816	—	514,193

Other income (expense)
Equity earnings in affiliates (net of tax)	429,561	413,798	97,618	272,059	—	(1,213,036)	—
Interest expense, net of amounts capitalized	(8,623)	(16,126)	(5,954)	(4,742)	13,216	21,708	(521)
Interest income and other, net	1,201	—	—	—	21,579	(21,708)	1,072

Income before income taxes	414,004	426,822	97,035	267,308	522,611	(1,213,036)	514,744
Income tax (provision) benefit	383	(1,518)	(1,284)	—	(97,938)	—	(100,357)

Net income	$414,387	$425,304	$95,751	$267,308	$424,673	$(1,213,036)	$414,387

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2008
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$40,269	$13,590	$—	$753,275	$(9,300)	$797,834
Reimbursables	—	494	120	—	31,844	—	32,458
Labor contract drilling services	—	—	—	—	30,931	—	30,931
Other	—	—	—	—	202	—	202

Total operating revenues	—	40,763	13,710	—	816,252	(9,300)	861,425

Operating costs and expenses
Contract drilling services	5,932	9,054	6,557	9	223,700	(9,300)	235,952
Reimbursables	—	445	116	—	28,900	—	29,461
Labor contract drilling services	—	—	—	—	25,337	—	25,337
Depreciation and amortization	—	7,608	1,639	—	73,652	—	82,899
Selling, general and administrative	2,708	1,485	460	—	16,620	—	21,273

Total operating costs and expenses	8,640	18,592	8,772	9	368,209	(9,300)	394,922

Operating income (loss)	(8,640)	22,171	4,938	(9)	448,043	—	466,503

Other income (expense)
Equity earnings in affiliates (net of tax)	398,327	371,738	163,540	225,016	—	(1,158,621)	—
Interest expense, net of amounts capitalized	(7,340)	(10,337)	(6,388)	—	9,192	13,763	(1,110)
Interest income and other, net	1,936	—	—	—	14,956	(13,763)	3,129

Income before income taxes	384,283	383,572	162,090	225,007	472,191	(1,158,621)	468,522
Income tax (provision) benefit	(95)	3,498	(1,009)	—	(86,728)	—	(84,334)

Net income	$384,188	$387,070	$161,081	$225,007	$385,463	$(1,158,621)	$384,188

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	(6,342)	(13,697)	9,909	(6,061)	563,940	—	547,749

Cash flows from investing activities
New construction and capital expenditures	—	(135,576)	(8,886)	—	(153,517)	—	(297,979)
Repayments of notes from affiliates	—	—	—	—	192,500	(192,500)	—
Other	—	—	—	—	—	—	—

Net cash from investing activities	—	(135,576)	(8,886)	—	38,983	(192,500)	(297,979)

Cash flows from financing activities
Payments of other long-term debt	—	—	(150,000)	—	(22,700)	—	(172,700)
Advances (to) from affiliates	233,056	192,119	148,977	6,061	(580,213)	—	—
Repayments of notes to affiliates	(150,000)	(42,500)	—	—	—	192,500	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	(60,867)
Other	(15,856)	—	—	—	—	—	(15,856)

Net cash from financing activities	6,333	149,619	(1,023)	6,061	(602,913)	192,500	(249,423)

Net increase (decrease) in cash and cash equivalents	(9)	346	—	—	10	—	347
Cash and cash equivalents, beginning of period	661	445	26		512,179		513,311

Cash and cash equivalents, end of period	$652	$791	$26	$—	$512,189	$—	$513,658

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	3,150	21,610	(2,786)	(9)	470,732	—	492,697

Cash flows from investing activities
New construction and capital expenditures	—	(134,850)	(1,926)	—	(129,693)	—	(266,469)
Repayments of notes from affiliates	—	—	—	—	6,244	(6,244)	—
Other	—	—	—	—	22,029	—	22,029

Net cash from investing activities	—	(134,850)	(1,926)	—	(101,420)	(6,244)	(244,440)

Cash flows from financing activities
Payments on bank credit facilities	(50,000)	—	—	—	—	—	(50,000)
Payments of other long-term debt	—	—	—	—	(2,516)	—	(2,516)
Advances (to) from affiliates	72,926	119,755	4,706	9	(197,396)	—	—
Repayments of notes to affiliates	—	(6,244)	—	—	—	6,244	—
Repurchases of ordinary shares	(26,571)	—	—	—	—	—	(26,571)
Other	(10,631)	—	—	—	—	—	(10,631)

Net cash from financing activities	(14,276)	113,511	4,706	9	(199,912)	6,244	(89,718)

Net increase (decrease) in cash and cash equivalents	(11,126)	271	(6)	—	169,400	—	158,539
Cash and cash equivalents, beginning of period	12,544	—	73		148,441		161,058

Cash and cash equivalents, end of period	$1,418	$271	$67	$—	$317,841	$—	$319,597

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2009, and our results of operations for the three months ended March 31, 2009 and 2008. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman.
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
Consummation of Migration
On March 26, 2009, pursuant to the previously announced Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008 (as amended, the “Merger Agreement”), among Noble-Swiss, Noble-Cayman, and Noble Cayman Acquisition Ltd., a Cayman Islands company and a wholly-owned subsidiary of Noble-Swiss (“Noble-Acquisition”), Noble-Cayman merged by way of schemes of arrangement under Cayman Islands law (the “Schemes of Arrangement”) with Noble-Acquisition, with Noble-Cayman as the surviving company (the “Transaction”). Under the terms of the Schemes of Arrangement, each holder of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction received, through an exchange agent, one Noble registered share in exchange for each outstanding Noble-Cayman ordinary share, and Noble-Cayman received, through an exchange agent, a number of newly issued Noble-Cayman ordinary shares equal to the number of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction. Noble-Swiss also issued 15 million Noble-Swiss registered shares to Noble-Cayman in connection with the Transaction which are being held in treasury by a wholly owned subsidiary.
The Transaction effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of the Transaction, Noble-Cayman became a direct, wholly-owned subsidiary of Noble-Swiss. Currently, Noble-Swiss’ principal asset is 100% of the shares of common stock of Noble-Cayman. The consolidated financial statements of Noble-Swiss include the accounts of its wholly-owned subsidiary, Noble-Cayman. Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries.
In connection with the Transaction, we have also decided to relocate our principal executive offices, including selected officers, to Geneva, Switzerland. We currently expect the first phase of this process to be complete during the third quarter of 2009. Our current office in Sugar Land, Texas will continue to be our largest office and the center for much of our primary worldwide operations support functions providing the resources that are needed to run our day to day business around the world.

Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located worldwide, including the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. Our fleet count includes five rigs currently under construction.
Economic Outlook
The global financial crisis created an environment of uncertainty during late 2008 that has continued into 2009, and it has raised concerns that the worldwide economy may enter into a prolonged recession. Deterioration in the worldwide economy has led third party agencies to reduce their forecasts for the global demand of hydrocarbons. Oil and gas prices, which are extremely volatile, have declined sharply since mid-2008 and oil reached price levels in the $30 per barrel range during the first quarter of 2009. As a result of this decline and the restricted availability of credit, our customers have in many cases reduced oil and gas exploration and production activity, which in turn has reduced demand for offshore drilling services as evidenced by a slowing in the pace of new contract activity. In addition, dayrates under new contracts, particularly for shallow water drilling performed by jackup units, have declined since 2008 and there is increased risk of early termination of, or defaults under, existing contracts.
The financial crisis has also created significant reductions in available credit and other sources of capital, which may restrict our ability to fund our operations and capital expenditures and adversely impact our customers’ and lenders’ ability to fulfill their obligations to us.
Nevertheless, despite the global financial crisis and the cyclical nature of our business, we believe we are well positioned. While we cannot be certain of the future price of oil, we anticipate that the price of oil will stabilize over time at a price which will encourage continued offshore drilling. Furthermore, the financial crisis, coupled with our liquidity and financial condition, may create potential rig acquisition opportunities for us.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Our results of operations depend on activity in the oil and gas production and development markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in greater demand for our services and lower oil and gas prices result in reduced demand for our services.
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
Results and Strategy
In the first quarter of 2009, we recognized net income of $414 million, or $1.58 per diluted share, on total revenues of $896 million. The average dayrate across our worldwide fleet increased to $194,308 from $190,137 in the fourth quarter of 2008. Fleetwide average utilization was 86 percent in the first quarter of 2009, as compared to 88 percent in the fourth quarter of 2008. Daily contract drilling services costs decreased to $53,646 for the first quarter of 2009 from $57,257 for the fourth quarter of 2008. As a result, our contract drilling services margin increased to 72 percent from 70 percent in the fourth quarter of 2008.

Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the first quarter of 2009, we continued our expansion strategy as indicated by the following activities:
•
construction continued on one F&G JU-2000E enhanced premium independent leg cantilevered jackup, the Noble Scott Marks, which is being constructed in China and is scheduled for delivery in the second quarter of 2009;

•
construction continued on three newbuild ultra-deepwater semisubmersibles, the Noble Danny Adkins and the Noble Dave Beard, which are scheduled for delivery in the fourth quarter of 2009, and the Noble Jim Day, which is scheduled for delivery in the second quarter of 2010; and

•	construction continued on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered in the second half of 2011.
In May 2009, the previously disclosed Memorandum of Understanding signed between a wholly-owned subsidiary of Noble and Petroleo Brasileiro S.A. (“Petrobras”) was converted to a set of contracts. These contracts cover five existing deepwater drilling units currently operating offshore Brazil. The prospective revenue associated with these contracts has been reflected in our contract drilling services backlog.
On May 8, 2009, our jackup, the Noble David Tinsley, experienced a “punch-through” while conducting pre-loading operations offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom and severe damage to the legs and the rig, although we do not yet know the full extent of the damage. Efforts continue to remove the rig, which is currently stable. There have been no injuries or any pollution reported. Our deductible for this incident is $25.0 million per occurrence.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of March 31, 2009 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2009 (1)	2010	2011	2012	2013-2017
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2)	$8,522	$1,325	$2,014	$1,657	$1,185	$2,341
Jackups/Submersibles (3)	2,036	1,302	559	174	1	—

Total (4) (5)	$10,558	$2,627	$2,573	$1,831	$1,186	$2,341

Percent of Available
Operating Days Committed (6)		73%	41%	24%	13%	7%

(1)	Represents a nine-month period beginning April 1, 2009.

(2)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $370 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex Exploracion y Produccion (“Pemex”) for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for five jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the March 31, 2009 index-based dayrates for periods subsequent to the initial firm dayrate period.

(4)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. We currently have 13 rigs contracted to Pemex in Mexico, and our backlog includes approximately $1.2 billion related to such contracts at March 31, 2009.

(5)
The Noble Scott Marks must be provided by September 30, 2009 or our customer has the right to terminate the contract. The Noble Danny Adkins must be delivered from the shipyard by July 30, 2009 or the customer has the right to terminate the contract. The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010. The drilling contract for the Noble Dave Beard gives the customer the right to terminate the contract if the rig did not commence operations by December 2008 and also gives the customer the right to apply a penalty for delay beyond the date upon which it had the right to cancel. The customer has not cancelled the contract or applied the penalty. We continue to discuss an extension for commencement and a reduction in penalty for this rig and believe we will come to an accommodation with the client that is acceptable to us.

(6)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2009 through 2011.
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
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at March 31, 2009.
We are currently operating two jackup rigs offshore Nigeria. The temporary import permits covering the rigs expired in November 2008 and we have pending applications to renew these permits. However, as of April 30, 2009, the Nigerian customs office had not acted on our applications. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

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
Results of Operations
For the Three Months Ended March 31, 2009 and 2008
In the following discussion, we address the consolidated results of operations of Noble-Swiss. With the exception of nominal administrative expenses, the results of operations of Noble-Swiss are identical to those of Noble-Cayman. The discussion related to operating revenues and costs and expenses is identical for, and applies to, both companies. Per share information relates only to Noble-Swiss.
General
Net income for the three months ended March 31, 2009 (the “Current Quarter”) was $414 million, or $1.58 per diluted share, on operating revenues of $896 million, compared to net income for the three months ended March 31, 2008 (the “Comparable Quarter”) of $384 million, or $1.42 per diluted share, on operating revenues of $861 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2009 and 2008:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,			March 31,
	2009	2008	2009	2008	% Change	2009	2008	% Change

Jackups	86%	97%	3,242	3,601	-10%	$158,359	$145,337	9%
Semisubmersibles > 6000’ (3)	100%	100%	630	637	-1%	369,988	291,924	27%
Semisubmersibles < 6000’ (4)	100%	100%	270	273	-1%	246,118	201,699	22%
Drillships	62%	67%	168	182	-8%	291,854	133,665	118%
Submersibles	67%	66%	180	179	1%	58,452	51,274	14%

Total	86%	94%	4,490	4,872	-8%	$194,308	$163,772	19%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Change
	2009	2008	$	%

Operating revenues:
Contract drilling services	$872,397	$797,834	$74,563	9%
Reimbursables (1)	16,156	21,166	(5,010)	-24%
Other	127	187	(60)	-32%

	$888,680	$819,187	$69,493	8%

Operating costs and expenses:
Contract drilling services	$240,856	$235,952	$4,904	2%
Reimbursables (1)	13,589	18,753	(5,164)	-28%
Depreciation and amortization	90,898	80,785	10,113	13%
Selling, general and administrative	17,667	19,896	(2,229)	-11%
Loss on planned disposal of assets	12,034	—	12,034	100%

	375,044	355,386	19,658	6%

Operating income	$513,636	$463,801	$49,835	11%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the Current Quarter as compared to the Comparable Quarter were primarily driven by increases in average dayrates. Higher average dayrates increased revenues approximately $149 million, while fewer operating days reduced revenues approximately $74 million.
Average dayrates increased 19 percent in the Current Quarter as compared to the Comparable Quarter as we received higher average dayrates across all rig categories.
The decrease in operating days in the Current Quarter as compared to the Comparable Quarter was primarily due to downtime of certain rigs in the Current Quarter. Unpaid shipyard days increased 226 days in the Current Quarter as compared to the Comparable Quarter, as we had 11 rigs spend time in the shipyard during the Current Quarter, including the Noble Roger Eason which completed repairs for fire damage suffered in November 2007. We had only four rigs with unpaid shipyard days in the Comparable Quarter. Additionally, stacked days increased 192 days as the Noble Fri Rodli, Noble Dick Favor, Noble Don Walker, Noble Lloyd Noble and Noble Tommy Craighead each were stacked for certain periods during the Current Quarter. Only the Noble Fri Rodli had a significant number of days stacked in the Comparable Quarter. These decreases in operating days were partially offset by increased available days of 90 days for the enhanced premium jackup Noble Hans Deul, which was added to the fleet in November 2008. Additionally, the Current Quarter had one less available operating day than the Comparable Quarter due to the leap year in 2008, which reduced available days in the Current Quarter by 54 days.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $5 million for the Current Quarter over the Comparable Quarter. Our newbuild rig, the Noble Hans Deul, which was added to the fleet in November 2008, added $3 million of operating costs in the Current Quarter. Excluding the additional expenses related to our newbuild rig, our contract drilling costs increased $2 million in the Current Quarter over the Comparable Quarter. This change was primarily driven by an $8 million increase in maintenance expenses, a $4 million increase in operations support due to the implementation of new technology and a $3 million increase in mobilization costs. These increases were partially offset by an $8 million decrease in local labor costs due to the increased number of rigs stacked during the Current Quarter and a $4 million decrease in insurance costs from our new insurance program under which we are predominately self-insured.

The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
Loss on planned disposal of assets during the first quarter of 2009 related to an impairment charge of $12 million for the Noble Fri Rodli, as a result of a decision to evaluate disposition alternatives for this submersible drilling unit.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Change
	2009	2008	$	%

Operating revenues:
Labor contract drilling services	$6,934	$30,931	$(23,997)	-78%
Reimbursables (1)	522	11,292	(10,770)	-95%
Other	15	15	—	-%

	$7,471	$42,238	$(34,767)	-82%

Operating costs and expenses:
Labor contract drilling services	$4,376	$25,337	$(20,961)	-83%
Reimbursables (1)	494	10,708	(10,214)	-95%
Depreciation and amortization	2,086	2,114	(28)	-1%
Selling, general and administrative	50	1,377	(1,327)	-96%

	7,006	39,536	(32,530)	-82%

Operating income	$465	$2,702	$(2,237)	-83%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Our labor contract drilling services revenues decreased primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the second quarter of 2008, we returned the jackup Noble Kolskaya, operated under a bareboat charter, to its owner. The drilling contract for the Noble Kolskaya had been terminated and the jackup had been warm stacked since February 2008. Revenues during the first quarter of 2008 related to our North Sea labor contract drilling services business and Noble Kolskaya were $22 million. Revenues associated with our Canadian labor contracts decreased $2 million from the Comparable Quarter due to a reduction in the number of rigs we are operating under labor contracts.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased due to the sale of our North Sea labor contract drilling services business and the return of the Noble Kolskaya to its owner in 2008. Expenses during the first quarter of 2008 related to our North Sea labor contract drilling services business and Noble Kolskaya were $18 million. Operating costs associated with our Canadian labor contracts decreased $3 million from the Comparable Quarter due to a reduction in the number of rigs we are operating under labor contracts.

Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses decreased $4 million in the Current Quarter as compared to the Comparable Quarter. The decrease between periods was primarily driven by a $7 million reduction in costs incurred in the internal investigation of our Nigerian operations. This decrease was partially offset by $2 million in costs related to our recent re-domestication from the Cayman Islands to Switzerland and slight increases in employee related costs.
Interest Expense. Interest expense, net of amount capitalized decreased $1 million primarily due to lower debt levels in the Current Quarter than the Comparable Quarter. Capitalized interest was $15 million for the Current Quarter as compared to $12 million for the Comparable Quarter.
Interest Income and Other, net. Interest income and other, net decreased $2 million in the Current Quarter over the Comparable Quarter primarily due to slight increases in losses on investments and foreign currency exchange rate adjustments.
Income Tax Provision. The income tax provision increased $16 million primarily due to higher pre-tax earnings in the Current Quarter over the Comparable Quarter. The higher pre-tax earnings increased income tax expense by $8 million, in addition to a higher effective tax rate, 19.5 percent in the Current Quarter compared to 18.0 percent in the Comparable Quarter, which increased income tax expense by $8 million. The higher effective tax rate in the Current Quarter resulted from higher pre-tax earnings of U.S. owned assets, which generally have a higher statutory tax rate and lower pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
Liquidity and Capital Resources
Overview
Our principal capital resource in the Current Quarter was net cash from operating activities of $548 million, which compared to $493 million in the Comparable Quarter. The increase in net cash from operating activities in the Current Quarter was primarily attributable to higher net income. At March 31, 2009, we had cash and cash equivalents of $514 million and $600 million available under our bank credit facility described under “Credit Facilities and Long-Term Debt” below. We had working capital of $779 million and $561 million at March 31, 2009 and December 31, 2008, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 11.7 percent at March 31, 2009 and 14.9 percent at December 31, 2008. Additionally, at March 31, 2009, we had a total contract drilling services backlog of approximately $10.6 billion. Our backlog reflects a commitment of 73 percent of operating days for the remainder of 2009 and 41 percent for 2010. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
As a result of the cash generated by our operations, our cash on hand and the availability under our bank credit facility, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs for the remainder of 2009 including:
•	normal recurring operating expenses;
•	capital expenditures, including new construction and other expenditures;
•	repurchase of, and distributions on, our shares; and
•	contributions to our pension plans.
The recent worldwide financial and credit crisis has reduced the availability of capital and credit to fund the continuation and expansion of industrial business operations worldwide and may impact our liquidity and financial condition if conditions in the financial markets do not improve. It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions.

Capital Expenditures
Our primary capital requirement in 2009 will be for capital expenditures. Capital expenditures totaled $251 million and $234 million for the three months ended March 31, 2009 and 2008, respectively.
At March 31, 2009, we had five rigs under construction, and capital expenditures for new construction in the Current Quarter totaled $136 million. Capital expenditures for newbuild rigs in the Current Quarter included $36 million for the Noble Danny Adkins, $46 million for the Noble Jim Day, $23 million for the Noble Dave Beard and $25 million for our Globetrotter-class drillship. Additionally, new construction capital expenditures for the Current Quarter included $6 million for our remaining newbuilds, which includes the Noble Scott Marks and the recently completed Noble Hans Deul. Other capital expenditures totaled $90 million in the Current Quarter, which included approximately $14 million for major upgrade projects. Capitalized major maintenance expenditures, which typically occur every 3 to 5 years, totaled $26 million in the Current Quarter.
Our total capital expenditure budget for 2009 is approximately $1.3 billion. In connection with our 2009 and future capital expenditure programs, as of March 31, 2009, we had entered into certain commitments, including shipyard and purchase commitments, for approximately $1.2 billion. Our remaining 2009 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects, as needed.
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
Ordinary Share Repurchases and Dividends
Prior to the Transaction, the Board of Directors of Noble-Cayman authorized and adopted a share repurchase program, and Noble-Swiss has adopted this program. At March 31, 2009, 16.6 million registered shares remained available under this authorization. Share repurchases for the three months ended March 31, 2009 totaled 1.7 shares and were repurchased in open market transactions for approximately $43 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all Noble-Swiss registered shares held by Noble-Swiss and its subsidiaries, including treasury shares, may not exceed 10 percent of Noble-Swiss’ registered share capital without shareholder approval.
Our most recent quarterly dividend declaration, paid on March 2, 2009 to holders of record on February 11, 2009, was $0.04 per ordinary share of Noble-Cayman, or an aggregate of approximately $42 million on an annualized basis. The declaration and payment of dividends in the future will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors, and must be approved in advance by our shareholders. We have proposed, and may propose in the future, to effect distributions on Noble-Swiss shares through a reduction in par value, which could affect the timing of the distribution payments.
Contributions to Pension Plans
In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the three months ended March 31, 2009 and 2008, we made contributions to our pension plans totaling $1 million and $3 million, respectively. We expect the minimum aggregate contributions to our non-U.S. and U.S. plans in 2009, subject to applicable law, to be $6 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings under the Credit Facility will bear interest (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of March 31, 2009, our ratio of debt to total tangible capitalization was 0.12. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at March 31, 2009. As of March 31, 2009, we had no amounts outstanding under the Credit Facility. We continually monitor compliance under our Credit Facility covenants and, based on our expectations for 2009, expect to remain in compliance.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At March 31, 2009, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2009, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for the remainder of 2009, expect to remain in compliance during the year.
At March 31, 2009, we had letters of credit of $90 million and performance and tax assessment bonds totaling $318 million supported by surety bonds outstanding. Of the letters of credit outstanding, $49 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Our debt decreased to $751 million at March 31, 2009 from $923 million (including current maturities of $173 million) at December 31, 2008, primarily due to the repayment of $173 million principal amount of maturing notes during the first quarter of 2009. Repayments of maturing notes were made with cash on hand at maturity. Other than our outstanding letters of credit and surety bonds discussed above, at March 31, 2009, we had no other off-balance sheet debt or other off-balance sheet arrangements. For additional information on our long-term debt, see Note 4 to our accompanying consolidated financial statements.

New Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.
In April 2009, the FASB also issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.
Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At March 31, 2009, we had no amounts outstanding under the Credit Facility.
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
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euro and British Pounds. The Euro-denominated forward currency contracts settling in the remainder of 2009 represent approximately 30 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2009 represent approximately 30 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at March 31, 2009 was approximately 7 million Euros and 12 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $26 million at March 31, 2009. The fair market value of these outstanding forward contracts was $0.2 million at March 31, 2009. A ten percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $3 million.

We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of March 31, 2009, the aggregate notional amount of the remaining forward contracts was 70 million Euros. Each forward contract settles in connection with required payments per the contract. We are accounting for these forward contracts as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities” totaled approximately $8 million at March 31, 2009. A ten percent change in exchange rates for the Euro would change the fair value of these forward contracts by approximately $9 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At March 31, 2009, our liability under the Restoration Plan totaled $7 million. During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at March 31, 2009. A ten percent change in the fair value of the phantom investments would change our liability by approximately $1 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
Item 4. Controls and Procedures
Our Chairman, President and Chief Executive Officer, David W. Williams, and Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated the disclosure controls and procedures for each of Noble-Swiss and Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that the disclosure controls and procedures for each of Noble-Swiss and Noble-Cayman were effective as of March 31, 2009. These disclosure controls and procedures are designed to ensure that information required to be disclosed by each of Noble-Swiss and Noble-Cayman in the reports that they file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman in response to Item 1A of Part I of Form 10-K except to the extent the following item is updated or otherwise modified:
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

Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We have historically operated our drilling units offshore Nigeria under temporary import permits. The permits covering the two units currently operating in Nigeria expired in November 2008 and we have pending applications to renew these permits. However, as of April 30, 2009, the Nigerian customs office had not acted upon our applications. We may not be able to obtain these extensions or replacement permits. Even if we are able to obtain these extensions, we may not be able to obtain further extensions or new temporary import permits necessary to continue uninterrupted operations in Nigerian waters for the duration of the units’ drilling contracts. We cannot predict what impact these events may have on any such contract or our business in Nigeria. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how such changes may impact our business there. For additional information regarding our ongoing internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part I, Item 1. Financial Statements, Note 9 — Commitments and Contingencies.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse affect on our results of operations.
We have been advised by the Nigerian Maritime Administration and Safety Agency (“NIMASA”) that it is seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of this surcharge. We do not believe that our offshore drilling units are engaged in the Nigerian coastal shipping trade nor that our units are “vessels” within the meaning of Nigeria’s cabotage laws. We are taking legal action to resist the application of Nigeria’s cabotage laws to our drilling units, although the outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. We may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely effect our operations in Nigerian waters and require us to incur additional costs of compliance.
NIMASA has also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division has barred us from participating in new tenders as a result of NIMASA’a allegations. We continue to discuss this matter with the Nigerian Content Division. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved. For additional information regarding this action, see “Part I, Item 1. Financial Statements, Note 9 — Commitments and Contingencies.”
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
Possible changes in tax laws could affect us or our shareholders.
We are a Swiss company and operate through various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Switzerland or jurisdictions in which we or any of our subsidiaries operate or are resident.
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
In addition, the manner in which our shareholders are taxed on distributions on, and dispositions of, our shares could be affected by changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Switzerland or other jurisdictions in which our shareholders are resident. Any such changes could affect the trading price of our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases by Noble-Cayman of shares:

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased		per Share		or Programs (1)	or Programs (1)

January 2009	244,207	(2)	$27.17	(2)	225,000	18,114,891
February 2009	1,093,325	(3)	$26.20	(3)	915,000	17,199,891
March 2009	591,263	(4)	$23.54	(4)	580,000	16,619,891

(1)
All share purchases were made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and that we announced on January 31, 2002. Our repurchase program has no date of expiration.

(2)
Includes 19,207 ordinary shares at an average price of $25.62 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock. Shares repurchased pursuant to our share repurchase program were purchased at an average share price of $27.30 per share.

(3)
Includes 178,325 ordinary shares at an average price of $27.80 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock. Shares repurchased pursuant to our share repurchase program were purchased at an average share price of $25.89 per share.

(4)
Includes 11,263 ordinary shares at an average price of $24.66 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock. Shares repurchased pursuant to our share repurchase program were purchased at an average share price of $23.52 per share.

Item 4. Submission of Matters to a Vote of Security Holders
(a)
A special meeting of members of Noble-Cayman was held in Houston, Texas, at 10:00 a.m., local time, on March 17, 2009 to consider the Transaction (as described in Note 1 of Item 1, Part I, of this Quarterly Report on Form 10-Q).

(b)	Proxies were solicited by the Board of Directors of Noble-Cayman pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934, as amended.
(c)
Out of a total of 261,643,061 ordinary shares of Noble-Cayman outstanding and entitled to vote at the special meeting, 199,800,128 shares were present in person or by proxy, representing a majority of the outstanding shares. One matter, the Transaction, was voted on by members. The results of voting were as follows:

For: 197,712,214	Against: 1,830,609	Abstain: 257,305
(d)	Inapplicable.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation, a Swiss corporation

/s/ David W. Williams David W. Williams	May 11, 2009 Date
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas L. Mitchell

Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)
Noble Corporation, a Cayman Islands company

/s/ David W. Williams David W. Williams	May 11, 2009 Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas L. Mitchell

Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit
Number		Exhibit

2.1
Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.2
Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1		Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to the Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.2		By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3		Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1		Form of Limited Consent of Noble-Cayman (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on January 21, 2009 and incorporated herein by reference).

10.1	*	Form of Indemnity Agreement (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

10.2
Assumption Agreement, dated as of March 26, 2009, between Noble-Swiss and Noble-Cayman (filed as Exhibit 10.2 to the Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

10.3	*	Form of Employment Agreement (filed as Exhibit 10.3 to the Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

10.4	*
Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.5	*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.6	*	Noble Corporation Summary of Directors’ Compensation (filed as Exhibit 10.33 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.7	*
Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.34 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.8	*
Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.35 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.9	*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.36 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.10	*
Form of Noble Corporation Restricted Stock Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.37 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

31.1		Certification of David W. Williams Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2		Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

32.1	+	Certification of David W. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2	+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.