Form 10-Q
period 2009-06-30
NOBLE CORP; Noble Corp / Switzerland
filed 2009-08-07
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(281) 276-6100
(Registrant’s telephone number, including area code)
Switzerland
(State or other jurisdiction of incorporation)
Noble Corporation
(Exact name of registrant as specified in its charter)
(Commission File No. 001-31306)
98-0366361 (IRS Employer Identification No.)
13135 South Dairy Ashford, Suite 800, Sugar Land, Texas 77478
(Address of principal executive offices, including zip code)
(281) 276-6100
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
Yes ☑ No ☐
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding at August 3, 2009: Noble Corporation (Switzerland) — 261,541,366; Noble Corporation (Cayman Islands) — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Because Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following items of Part II of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-Swiss and its consolidated subsidiaries, including Noble-Cayman, after March 26, 2009 and to Noble-Cayman and its consolidated subsidiaries for periods through March 26, 2009. Noble-Swiss became a successor registrant to Noble-Cayman under the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 12g-3 of the Exchange Act as a result of consummation of the Transaction described in Note 1 to Item 1, Part I of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$671,420	$513,311	$671,401	$513,311
Accounts receivable	654,435	644,840	654,435	644,840
Insurance receivables	39,214	13,516	39,214	13,516
Prepaid expenses	43,582	21,207	43,582	21,207
Other current assets	45,326	47,467	45,326	47,467

Total current assets	1,453,977	1,240,341	1,453,958	1,240,341

Property and equipment
Drilling equipment and facilities	7,854,412	7,427,908	7,854,412	7,427,908
Other	113,395	105,340	113,395	105,340

	7,967,807	7,533,248	7,967,807	7,533,248
Accumulated depreciation	(2,015,731)	(1,886,231)	(2,015,731)	(1,886,231)

	5,952,076	5,647,017	5,952,076	5,647,017

Other assets	276,069	219,441	276,069	219,441

Total assets	$7,682,122	$7,106,799	$7,682,103	$7,106,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$172,698	$—	$172,698
Accounts payable	204,914	259,107	204,741	259,107
Accrued payroll and related costs	75,270	75,449	75,270	75,449
Taxes payable	69,253	107,211	69,253	107,211
Interest payable	11,252	11,325	11,252	11,325
Other current liabilities	62,155	53,203	62,155	53,203

Total current liabilities	422,844	678,993	422,671	678,993

Long-term debt	750,866	750,789	750,866	750,789
Deferred income taxes	275,396	265,018	275,396	265,018
Other liabilities	170,721	121,284	181,979	121,284

Total liabilities	1,619,827	1,816,084	1,630,912	1,816,084

Commitments and contingencies

Shareholders’ equity
Shares — par value 5.00 Swiss francs per share; 414,399 shares authorized; 138,133 shares conditionally authorized, 276,266 shares issued and 261,404 shares outstanding as of June 30, 2009	1,163,035	—	—	—
Ordinary shares — par value $.10 per share;
400,000 shares authorized; 261,246 shares and 261,899 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	26,190	26,125	26,190
Capital in excess of par value	—	402,115	360,244	402,115
Retained earnings	4,950,702	4,919,667	5,716,264	4,919,667
Accumulated other comprehensive loss	(51,442)	(57,257)	(51,442)	(57,257)

Total shareholders’ equity	6,062,295	5,290,715	6,051,191	5,290,715

Total liabilities and shareholders’ equity	$7,682,122	$7,106,799	$7,682,103	$7,106,799

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenues
Contract drilling services	$868,205	$783,280	$1,740,602	$1,581,114
Reimbursables	22,834	20,964	39,512	53,422
Labor contract drilling services	7,419	8,218	14,353	39,149
Other	414	479	556	681

	898,872	812,941	1,795,023	1,674,366

Operating costs and expenses
Contract drilling services	251,054	256,436	491,910	492,388
Reimbursables	19,281	17,831	33,364	47,292
Labor contract drilling services	4,881	6,547	9,257	31,884
Depreciation and amortization	99,417	87,836	192,401	170,735
Selling, general and administrative	21,484	19,667	39,201	40,940
(Gain)/loss on asset disposal/involuntary conversion, net	16,943	(35,521)	28,977	(35,521)

	413,060	352,796	795,110	747,718

Operating income	485,812	460,145	999,913	926,648

Other income (expense)
Interest expense, net of amount capitalized	(361)	(721)	(882)	(1,831)
Interest income and other, net	1,318	1,580	2,390	4,709

Income before income taxes	486,769	461,004	1,001,421	929,526
Income tax provision	(94,920)	(85,286)	(195,277)	(169,620)

Net income	$391,849	$375,718	$806,144	$759,906

Net income per share
Basic	$1.50	$1.40	$3.08	$2.83
Diluted	$1.49	$1.39	$3.08	$2.81
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenues
Contract drilling services	$868,205	$783,280	$1,740,602	$1,581,114
Reimbursables	22,834	20,964	39,512	53,422
Labor contract drilling services	7,419	8,218	14,353	39,149
Other	414	479	556	681

	898,872	812,941	1,795,023	1,674,366

Operating costs and expenses
Contract drilling services	251,054	256,436	491,910	492,388
Reimbursables	19,281	17,831	33,364	47,292
Labor contract drilling services	4,881	6,547	9,257	31,884
Depreciation and amortization	99,417	87,836	192,401	170,735
Selling, general and administrative	20,653	19,667	38,278	40,940
(Gain)/loss on asset disposal/involuntary conversion, net	16,943	(35,521)	28,977	(35,521)

	412,229	352,796	794,187	747,718

Operating income	486,643	460,145	1,000,836	926,648

Other income (expense)
Interest expense, net of amount capitalized	(361)	(721)	(882)	(1,831)
Interest income and other, net	1,318	1,580	2,390	4,709

Income before income taxes	487,600	461,004	1,002,344	929,526
Income tax provision	(94,920)	(85,286)	(195,277)	(169,620)

Net income	$392,680	$375,718	$807,067	$759,906

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$806,144	$759,906	$807,067	$759,906
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	192,401	170,735	192,401	170,735
(Gain)/loss on asset disposal/involuntary conversion, net	28,977	(35,521)	28,977	(35,521)
Deferred income tax provision	6,431	13,900	6,431	13,900
Share-based compensation expense	17,294	18,471	17,294	18,471
Pension contributions	(1,432)	(17,445)	(1,432)	(17,445)
Other changes in assets and liabilities:
Accounts receivable	(25,691)	52,192	(25,691)	52,192
Other current assets	(42,037)	(25,313)	(42,037)	(25,313)
Other assets	(17,282)	3,236	(17,282)	3,236
Accounts payable	23,333	(7,994)	23,160	(7,994)
Other current liabilities	(29,083)	(1,179)	(29,398)	(1,179)
Other liabilities	39,384	4,525	41,747	4,525

Net cash from operating activities	998,439	935,513	1,001,237	935,513

Cash flows from investing activities
New construction	(275,153)	(310,770)	(275,153)	(310,770)
Other capital expenditures	(192,657)	(161,546)	(192,657)	(161,546)
Major maintenance expenditures	(57,750)	(52,577)	(57,750)	(52,577)
Accrued capital expenditures	(68,134)	(17,596)	(68,134)	(17,596)
Hurricane insurance receivables	—	21,747	—	21,747
Proceeds from disposal of assets	—	39,134	—	39,134

Net cash from investing activities	(593,694)	(481,608)	(593,694)	(481,608)

Cash flows from financing activities
Payments on bank credit facilities	—	(50,000)	—	(50,000)
Payments of other long-term debt	(172,700)	(5,076)	(172,700)	(5,076)
Employee stock transactions	(2,599)	10,558	(5,416)	10,558
Dividends paid	(10,470)	(222,910)	(10,470)	(222,910)
Repurchases of ordinary shares	(60,867)	(26,571)	(60,867)	(26,571)

Net cash from financing activities	(246,636)	(293,999)	(249,453)	(293,999)

Net increase in cash and cash equivalents	158,109	159,906	158,090	159,906
Cash and cash equivalents, beginning of period	513,311	161,058	513,311	161,058

Cash and cash equivalents, end of period	$671,420	$320,964	$671,401	$320,964

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Shares		Excess of	Retained	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,339	175	8,255	8,864	—	17,294
Contribution to employee benefit plans	15	40	152	276	—	468
Exercise of stock options	185	761	162	2,055	—	2,978
Tax benefit of stock options exercised	—	—	(1,597)	—	—	(1,597)
Restricted shares surrendered for withholding taxes or forfeited	(314)	(166)	(5,527)	116	—	(5,577)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	—	(43,475)
Cancellation of shares in Transaction	(261,246)	(26,125)	26,125	—	—	—
Issuance of shares in Transaction	261,246	1,162,332	(386,382)	(775,950)	—	—
Net income	—	—	—	806,144	—	806,144
Dividends paid ($0.04 per share)	—	—	—	(10,470)	—	(10,470)
Other comprehensive loss, net	—	—	—	—	5,815	5,815

Balance at June 30, 2009	261,404	$1,163,035	$—	$4,950,702	$(51,442)	$6,062,295

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Shares		Excess of	Retained	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,332	133	8,266	—	—	8,399
Contribution to employee benefit plans	6	1	152	—	—	153
Exercise of stock options	18	2	145	—	—	147
Tax benefit of stock options exercised	—	—	(1,597)	—	—	(1,597)
Restricted shares surrendered for withholding taxes or forfeited	(285)	(29)	(5,534)	—	—	(5,563)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	—	(43,475)
Net income	—	—	—	807,067	—	807,067
Dividends paid ($0.04 per share)	—	—	—	(10,470)	—	(10,470)
Other comprehensive loss, net	—	—	—	—	5,815	5,815

Balance at June 30, 2009	261,250	$26,125	$360,244	$5,716,264	$(51,442)	$6,051,191

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Swiss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$391,849	$375,718	$806,144	$759,906

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,349	(3,999)	1,222	(4,064)
Gain (loss) on forward currency forward contracts	2,658	(1,250)	2,852	(1,556)
Amortization of deferred pension plan amounts	889	190	1,741	416

Other comprehensive loss, net	5,896	(5,059)	5,815	(5,204)

Comprehensive income	$397,745	$370,659	$811,959	$754,702

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Cayman)		(Noble-Cayman)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$392,680	$375,718	$807,067	$759,906

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,349	(3,999)	1,222	(4,064)
Gain (loss) on forward currency forward contracts	2,658	(1,250)	2,852	(1,556)
Amortization of deferred pension plan amounts	889	190	1,741	416

Other comprehensive loss, net	5,896	(5,059)	5,815	(5,204)

Comprehensive income	$398,576	$370,659	$812,882	$754,702

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
The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2008 presented herein is derived from the December 31, 2008 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 2 — Net Income per Share
We calculate net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128 (“EITF 03-6”) clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. The “two-class” method allocates undistributed earnings between common shares and participating securities. We determined that our unvested restricted share awards meet the definition of a participating security as they contain nonforfeitable rights to dividends. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential registered shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss. As a result of the consummation of the Transaction, Noble-Cayman has no public equity outstanding after March 26, 2009 as all Noble-Cayman ordinary shares are held by Noble-Swiss. Therefore, no earnings per share information is presented for Noble-Cayman.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Allocation of net income
Basic
Net income	$391,849	$375,718	$806,144	$759,906
Earnings allocated to unvested share-based payment awards	(4,174)	(3,324)	(7,671)	(6,418)

Net income to common shareholders — basic	$387,675	$372,394	$798,473	$753,488

Diluted
Net income	$391,849	$375,718	$806,144	$759,906
Earnings allocated to unvested share-based payment awards	(4,161)	(3,313)	(7,650)	(6,386)

Net income to common shareholders — diluted	$387,688	$372,405	$798,494	$753,520

Weighted average shares outstanding — basic	258,487	266,464	258,874	266,458
Incremental shares issuable from assumed exercise of stock options	839	2,049	702	1,967

Weighted average shares outstanding — diluted	259,326	268,513	259,576	268,425

Weighted average unvested share-based payment awards	2,783	2,286	2,487	2,160

Earnings per share
Basic	$1.50	$1.40	$3.08	$2.83
Diluted	$1.49	$1.39	$3.08	$2.81

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3 — Property and Equipment
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $13 million and $29 million for the three and six months ended June 30, 2009, and $12 million and $24 million for the three and six months ended June 30, 2008, respectively.
In May 2009, our jackup, the Noble David Tinsley, experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom, which resulted in severe damage to the legs and the rig. The rig is currently in the shipyard to replace the legs and repair the damage to the rig. We recorded a charge of $17 million during the quarter ended June 30, 2009, related to this involuntary conversion, which includes approximately $9 million for the write-off of the damaged legs.
During the first quarter of 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that has been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig.
During the second quarter of 2008, we sold our North Sea labor contract drilling services business to Seawell Holding UK Limited for $35 million plus working capital. This sale included labor contracts covering 11 platform operations in the United Kingdom sector of the North Sea. In connection with this transaction, we recognized a gain of $35 million, net of closing costs, which includes approximately $5 million in cumulative currency translation adjustments.
Note 4 — Accounts Receivable
During the second quarter of 2009, we reached an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $52 million at June 30, 2009. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. The customer is currently meeting its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations. In connection with this agreement, we have reclassified the December 31, 2008 receivable balance owed to us from the customer to “Other Assets.”
Note 5 — Debt
Long-term debt consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Credit Facility	$—	$—
6.95% Senior Notes due 2009	—	149,998
5.875% Senior Notes due 2013	299,855	299,837
7.375% Senior Notes due 2014	249,316	249,257
7.50% Senior Notes due 2019	201,695	201,695
Project Financing — Thompson Notes	—	22,700

Total Debt	750,866	923,487
Current Maturities	—	(172,698)

Long-term Debt	$750,866	$750,789

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings under the Credit Facility will bear interest (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of June 30, 2009, our ratio of debt to total tangible capitalization was 0.11. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at June 30, 2009.
During the first quarter of 2009, we repaid $150 million principal amount of 6.95% Senior Notes due 2009 and $23 million principal amount of project financing Thompson Notes using cash on hand at maturity.
Fair Value of Financial Instruments
Fair value as used in SFAS No. 107, Disclosures about Fair Value of Financial Instruments, represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Long-term debt
Credit Facility	$—	$—	$—	$—
6.95% Senior Notes due 2009	—	—	149,998	149,185
5.875% Senior Notes due 2013	299,855	299,440	299,837	294,495
7.375% Senior Notes due 2014	249,316	259,817	249,257	249,838
7.50% Senior Notes due 2019	201,695	198,320	201,695	196,991
Project Financing — Thompson Notes	—	—	22,700	22,700
Note 6 — Income Taxes
At December 31, 2008, the reserves for uncertain tax positions totaled $93 million (net of related tax benefits of $5 million). At June 30, 2009, the reserves for uncertain tax positions totaled $126 million (net of related tax benefits of $5 million). If the reserves of $126 million are not realized, the provision for income taxes would be reduced by $99 million and equity would be directly increased by $27 million.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 7 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended June 30,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$757	$1,803	$1,421	$1,573
Interest cost	1,063	1,713	1,249	1,614
Return on plan assets	(1,322)	(1,786)	(1,686)	(2,227)
Amortization of prior service cost	—	73	—	98
Amortization of transition obligation	18	—	43	—
Recognized net actuarial loss	61	1,031	40	87

Net pension expense	$577	$2,834	$1,067	$1,145

	Six Months Ended June 30,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$1,505	$3,606	$2,841	$3,147
Interest cost	2,085	3,426	2,500	3,229
Return on plan assets	(2,593)	(3,572)	(3,378)	(4,454)
Amortization of prior service cost	—	146	—	196
Amortization of transition obligation	35	—	86	—
Recognized net actuarial loss	118	2,062	80	174

Net pension expense	$1,150	$5,668	$2,129	$2,292

In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term.
During the six months ended June 30, 2009, we made contributions to our pension plans totaling $1 million. We expect to contribute, subject to applicable law, an aggregate of $6 million to our pension plans in 2009, including the $1 million in contributions made during the six months ended June 30, 2009.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At June 30, 2009 and December 31, 2008, our liability under the Restoration Plan totaled $7 million and $8 million, respectively. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at both June 30, 2009 and December 31, 2008.

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
Hedge effectiveness is evaluated based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three or six months ended June 30, 2009 and 2008 related to these derivative instruments.
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
Cash Flow Hedges
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. The Euro-denominated forward contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at June 30, 2009 was approximately 11 million Euros and 20 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $45 million at June 30, 2009. We had no Euro-denominated or British Pound-denominated forward contracts outstanding at December 31, 2008.
The balance of the net unrealized gain related to our forward contracts included in “Accumulated other comprehensive loss” and related activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net unrealized gain at beginning of period	$194	$1,913	$—	$2,219
Activity during period:
Settlement of forward contracts during period	(60)	(1,295)	—	(1,850)
Net unrealized gain on outstanding forward contracts	2,718	45	2,852	294

Net unrealized gain at end of period	$2,852	$663	$2,852	$663

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Fair Value Hedges
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of June 30, 2009, the aggregate notional amount of the remaining forward contracts was 70 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $3 million at June 30, 2009.
Note 9 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

		June 30, 2009			December 31, 2008
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets -
Marketable securities	$7,262	$7,262	$—	$—	$7,104	$7,104
Forward contracts	$2,852	$—	$2,852	$—	$—	$—

Liabilities -
Forward contracts	$2,996	$—	$2,996	$—	$5,418	$5,418
The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Note 10 — Commitments and Contingencies
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at June 30, 2009) and a customs bond in the amount of 970 million Indian Rupees (or $20 million at June 30, 2009), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. In November 2008, the Commissioner filed a Special Leave Petition, an Appeal in the Supreme Court of India, appealing the order of the Bombay High Court. NACL has filed an Affidavit-in-reply opposing admission of the Appeal in the Supreme Court of India, and is seeking the return or cancellation of its previously posted custom bond and bank guarantee. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $129 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe audit claims of an additional $18 million to $20 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, most of the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2009, there were approximately 39 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels,” within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.

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
We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike to oil and gas assets situated in the U.S. Gulf of Mexico has negatively impacted the energy insurance market, resulting in more restricted and more expensive coverage. Beginning March 1, 2009, we elected to self insure U.S. named windstorm physical damage and loss of hire exposures due to the high cost of coverage for these perils. This self insurance applies only to our units in the U.S. portion of the Gulf of Mexico. We presently have five semisubmersibles and two submersibles in the U.S. Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage up to the declared value of each unit. We maintain physical damage deductibles of $25 million per occurrence for jack-ups and submersibles and $50 million per occurrence for semi-submersibles and drillships. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $1.1 billion at June 30, 2009.
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
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have been reviewing these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at June 30, 2009.
We are currently operating two jackup rigs offshore Nigeria. The temporary import permits covering the rigs expired in November 2008 and we have pending applications to renew these permits. However, as of July 31, 2009, the Nigerian customs office had not acted on our applications. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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
We incurred legal fees and related costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, and $4 million and $11 million for the three and six months ended June 30, 2008, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 11 — Segment and Related Information
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
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segment for the three and six months ended June 30, 2009 and 2008 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items.

	Three Months Ended June 30,
	2009			2008
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$890,914	$7,958	$898,872	$803,390	$9,551	$812,941
Depreciation and amortization	96,952	2,465	99,417	86,636	1,200	87,836
Segment operating income	485,800	12	485,812	424,227	35,918	460,145
Interest expense, net of amount capitalized	160	201	361	610	111	721
Income tax provision	94,899	21	94,920	83,641	1,645	85,286
Segment profit	391,763	86	391,849	340,731	34,987	375,718
Total assets (at end of period)	7,001,497	680,625	7,682,122	5,774,924	577,396	6,352,320
Capital expenditures	254,393	20,447	274,840	274,252	16,653	290,905

	Six Months Ended June 30,
	2009			2008
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$1,779,594	$15,429	$1,795,023	$1,622,577	$51,789	$1,674,366
Depreciation and amortization	187,850	4,551	192,401	167,421	3,314	170,735
Segment operating income	999,436	477	999,913	888,028	38,620	926,648
Interest expense, net of amount capitalized	350	532	882	1,603	228	1,831
Income tax provision	195,044	233	195,277	172,440	(2,820)	169,620
Segment profit	805,183	961	806,144	717,603	42,303	759,906
Total assets (at end of period)	7,001,497	680,625	7,682,122	5,774,924	577,396	6,352,320
Capital expenditures	494,128	31,432	525,560	502,019	22,874	524,893

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 12 — Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. The adoption of this FSP did not have a material impact on our financial condition or results of operations.
In April 2009, the FASB also issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.
Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which expands disclosures of subsequent events and requires management to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of SFAS No. 165 did not have a material impact on our financial condition or results of operations.
In June 2009, the FASB issued the following:
•
SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment to FASB Statement No. 140,” which expands disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009.

•
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009.

•
SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” which modifies the GAAP hierarchy and how authoritative guidance is referenced in financial statements. This guidance is effective for annual and interim reporting periods ending after September 15, 2009.

We do not expect our adoption of these new accounting pronouncements will have a material impact on our financial condition or results of operations.
Note 13 — Subsequent Events
Management has evaluated subsequent events through August 7, 2009, which is the date the consolidated financial statements were filed with the SEC, and has determined that no material reportable events have occurred between July 1, 2009 and August 7, 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 14 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss, are guarantors of Noble Drilling Corporation’s (“NDC”) 7.50% Senior Notes due 2019. The outstanding principal balance of the 7.50% Senior Notes at June 30, 2009 was $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. Noble-Cayman’s and NHC’s guarantees of the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. NDC’s guarantee of the 5.875% Senior Notes is full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at June 30, 2009 was $300 million.
In November 2008, Noble Holding International Limited (“NHIL”), an indirect wholly-owned subsidiary of Noble-Swiss, issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at June 30, 2009 was $249 million.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

Subsidiary Balance Sheet
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2009
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$4,072	$258	$4,210	$—	$662,861	$—	$671,401
Accounts receivable	—	13,502	7,856	9	633,068	—	654,435
Prepaid expenses	—	703	1	—	42,878	—	43,582
Accounts receivable from affiliates	—	—	457,374	241,082	981,934	(1,680,390)	—
Other current assets	—	941	831	—	148,516	(65,748)	84,540

Total current assets	4,072	15,404	470,272	241,091	2,469,257	(1,746,138)	1,453,958

Property and equipment
Drilling equipment, facilities and other	—	1,905,459	129,381	—	5,932,967	—	7,967,807
Accumulated depreciation	—	(84,952)	(74,018)	—	(1,856,761)	—	(2,015,731)

Total property and equipment, net	—	1,820,507	55,363	—	4,076,206	—	5,952,076

Notes receivable from affiliates	511,835	10,363	1,384	—	1,414,821	(1,938,403)	—
Investments in affiliates	6,335,343	7,204,587	3,732,485	3,232,160	—	(20,504,575)	—
Other assets	3,164	5,798	4,390	1,954	260,763	—	276,069

Total assets	$6,854,414	$9,056,659	$4,263,894	$3,475,205	$8,221,047	$(24,189,116)	$7,682,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$7,201	$—	$—	$—	$(7,201)	$—
Accounts payable and accrued liabilities	6,391	45,718	40,564	10,834	377,711	(58,547)	422,671
Accounts payable to affiliates	353,444	1,326,946	—	—	—	(1,680,390)	—

Total current liabilities	359,835	1,379,865	40,564	10,834	377,711	(1,746,138)	422,671

Long-term debt	299,855	—	201,695	249,316	—	—	750,866
Notes payable to affiliates	129,900	1,164,921	120,000	—	523,582	(1,938,403)	—
Other liabilities	13,633	29,866	29,556	—	384,320	—	457,375

Total liabilities	803,223	2,574,652	391,815	260,150	1,285,613	(3,684,541)	1,630,912

Commitments and contingencies

Shareholders’ Equity
Ordinary shares	26,125	—	—	—	—	—	26,125
Capital in excess of par value	360,244	1,279,983	870,744	406,998	838,639	(3,396,364)	360,244
Retained earnings	5,716,264	5,202,024	3,001,162	2,808,057	6,148,237	(17,159,480)	5,716,264
Accumulated other comprehensive income (loss)	(51,442)	—	173	—	(51,442)	51,269	(51,442)

Total shareholders’ equity	6,051,191	6,482,007	3,872,079	3,215,055	6,935,434	(20,504,575)	6,051,191

Total liabilities and shareholders’ equity	$6,854,414	$9,056,659	$4,263,894	$3,475,205	$8,221,047	$(24,189,116)	$7,682,103

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

Subsidiary Income Statement
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2009
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$34,947	$16,305	$—	$835,052	$(18,099)	$868,205
Reimbursables	—	583	—	—	22,251	—	22,834
Labor contract drilling services	—	—	—	—	7,419	—	7,419
Other	—	—	—	—	414	—	414

Total operating revenues	—	35,530	16,305	—	865,136	(18,099)	898,872

Operating costs and expenses
Contract drilling services	5,517	17,336	1,860	17	244,423	(18,099)	251,054
Reimbursables	—	352	—	—	18,929	—	19,281
Labor contract drilling services	—	—	—	—	4,881	—	4,881
Depreciation and amortization	—	7,868	2,664	—	88,885	—	99,417
Selling, general and administrative	3,095	1,689	506	—	15,363	—	20,653
Loss on involuntary conversion	—	—	—	—	16,943	—	16,943

Total operating costs and expenses	8,612	27,245	5,030	17	389,424	(18,099)	412,229

Operating income (loss)	(8,612)	8,285	11,275	(17)	475,712	—	486,643

Other income (expense)
Equity earnings in affiliates (net of tax)	406,573	416,166	173,994	232,545	—	(1,229,278)	—
Interest expense, net of amounts capitalized	(5,281)	(16,175)	(3,781)	(10,196)	11,051	24,021	(361)
Interest income and other, net	—	—	—	—	25,339	(24,021)	1,318

Income before income taxes	392,680	408,276	181,488	222,332	512,102	(1,229,278)	487,600
Income tax (provision) benefit	—	(289)	(4,150)	—	(90,481)	—	(94,920)

Net income	$392,680	$407,987	$177,338	$222,332	$421,621	$(1,229,278)	$392,680

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2009
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$84,222	$25,867	$—	$1,666,474	$(35,961)	$1,740,602
Reimbursables	—	1,050	—	—	38,462	—	39,512
Labor contract drilling services	—	—	—	—	14,353	—	14,353
Other	—	—	—	—	556	—	556

Total operating revenues	—	85,272	25,867	—	1,719,845	(35,961)	1,795,023

Operating costs and expenses
Contract drilling services	10,518	27,597	3,648	26	486,082	(35,961)	491,910
Reimbursables	—	731	—	—	32,633	—	33,364
Labor contract drilling services	—	—	—	—	9,257	—	9,257
Depreciation and amortization	—	16,488	4,712	—	171,201	—	192,401
Selling, general and administrative	6,229	3,021	861	—	28,167	—	38,278
Loss on asset disposal/involuntary conversion	—	—	—	—	28,977	—	28,977

Total operating costs and expenses	16,747	47,837	9,221	26	756,317	(35,961)	794,187

Operating income (loss)	(16,747)	37,435	16,646	(26)	963,528	—	1,000,836

Other income (expense)
Equity earnings in affiliates (net of tax)	836,134	829,964	271,612	504,604	—	(2,442,314)	—
Interest expense, net of amounts capitalized	(13,904)	(32,301)	(9,735)	(14,938)	24,268	45,728	(882)
Interest income and other, net	1,201	—	—	—	46,917	(45,728)	2,390

Income before income taxes	806,684	835,098	278,523	489,640	1,034,713	(2,442,314)	1,002,344
Income tax (provision) benefit	383	(1,807)	(5,434)	—	(188,419)	—	(195,277)

Net income	$807,067	$833,291	$273,089	$489,640	$846,294	$(2,442,314)	$807,067

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2008
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$75,805	$10,702	$—	$734,773	$(38,000)	$783,280
Reimbursables	—	406	39	—	20,519	—	20,964
Labor contract drilling services	—	—	—	—	8,218	—	8,218
Other	—	2	1	—	476	—	479

Total operating revenues	—	76,213	10,742	—	763,986	(38,000)	812,941

Operating costs and expenses
Contract drilling services	6,413	9,427	6,294	5	272,297	(38,000)	256,436
Reimbursables	—	312	38	—	17,481	—	17,831
Labor contract drilling services	—	—	—	—	6,547	—	6,547
Depreciation and amortization	—	8,521	1,773	—	77,542	—	87,836
Selling, general and administrative	2,496	1,502	461	—	15,208	—	19,667
Gain on asset disposal, net	—	—	—	—	(35,521)	—	(35,521)

Total operating costs and expenses	8,909	19,762	8,566	5	353,554	(38,000)	352,796

Operating income (loss)	(8,909)	56,451	2,176	(5)	410,432	—	460,145

Other income (expense)
Equity earnings in affiliates (net of tax)	388,556	331,407	126,112	249,857	—	(1,095,932)	—
Interest expense, net of amounts capitalized	(6,043)	(10,209)	(6,388)	—	8,950	12,969	(721)
Interest income and other, net	2,415	—	—	—	12,134	(12,969)	1,580

Income before income taxes	376,019	377,649	121,900	249,852	431,516	(1,095,932)	461,004
Income tax (provision) benefit	(301)	531	(251)	—	(85,265)	—	(85,286)

Net income	$375,718	$378,180	$121,649	$249,852	$346,251	$(1,095,932)	$375,718

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2008
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$116,074	$24,292	$—	$1,488,048	$(47,300)	$1,581,114
Reimbursables	—	900	159	—	52,363	—	53,422
Labor contract drilling services	—	—	—	—	39,149	—	39,149
Other	—	2	1	—	678	—	681

Total operating revenues	—	116,976	24,452	—	1,580,238	(47,300)	1,674,366

Operating costs and expenses
Contract drilling services	12,345	18,481	12,851	14	495,997	(47,300)	492,388
Reimbursables	—	757	154	—	46,381	—	47,292
Labor contract drilling services	—	—	—	—	31,884	—	31,884
Depreciation and amortization	—	16,129	3,412	—	151,194	—	170,735
Selling, general and administrative	5,204	2,987	921	—	31,828	—	40,940
Gain on asset disposal, net	—	—	—	—	(35,521)	—	(35,521)

Total operating costs and expenses	17,549	38,354	17,338	14	721,763	(47,300)	747,718

Operating income (loss)	(17,549)	78,622	7,114	(14)	858,475	—	926,648

Other income (expense)
Equity earnings in affiliates (net of tax)	786,883	703,145	289,652	474,873	—	(2,254,553)	—
Interest expense, net of amounts capitalized	(13,383)	(20,546)	(12,776)	—	18,142	26,732	(1,831)
Interest income and other, net	4,351	—	—	—	27,090	(26,732)	4,709

Income before income taxes	760,302	761,221	283,990	474,859	903,707	(2,254,553)	929,526
Income tax (provision) benefit	(396)	4,029	(1,260)	—	(171,993)	—	(169,620)

Net income	$759,906	$765,250	$282,730	$474,859	$731,714	$(2,254,553)	$759,906

Subsidiary Cash Flow
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	(18,692)	26,291	21,470	(6,151)	978,319	—	1,001,237

Cash flows from investing activities
New construction and capital expenditures	—	(275,153)	(12,412)	—	(306,129)	—	(593,694)
Repayments of notes from affiliates	—	—	42,775	—	331,900	(374,675)	—
Other	—	—	—	—	—	—	—

Net cash from investing activities	—	(275,153)	30,363	—	25,771	(374,675)	(593,694)

Cash flows from financing activities
Payments of other long-term debt	—	—	(150,000)	—	(22,700)	—	(172,700)
Advances (to) from affiliates	398,856	280,575	102,351	6,151	(787,933)	—	—
Repayments of notes to affiliates	(300,000)	(31,900)	—	—	(42,775)	374,675	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	(60,867)
Other	(15,886)	—	—	—	—	—	(15,886)

Net cash from financing activities	22,103	248,675	(47,649)	6,151	(853,408)	374,675	(249,453)

Net increase (decrease) in cash and cash equivalents	3,411	(187)	4,184	—	150,682	—	158,090
Cash and cash equivalents, beginning of period	661	445	26	—	512,179	—	513,311

Cash and cash equivalents, end of period	$4,072	$258	$4,210	$—	$662,861	$—	$671,401

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008
(in thousands)

					Other
	Noble-	NHC and NDC	Noble		Subsidiaries	Consolidating
	Cayman	Combined	Drilling	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	(3,871)	99,760	5,488	(14)	834,150	—	935,513

Cash flows from investing activities
New construction and capital expenditures	—	(310,770)	(3,963)	—	(227,756)	—	(542,489)
Repayments of notes from affiliates	—	—	—	—	(136,740)	136,740	—
Other	—	—	—	—	60,881	—	60,881

Net cash from investing activities	—	(310,770)	(3,963)	—	(303,615)	136,740	(481,608)

Cash flows from financing activities
Payments on bank credit facilities	(50,000)	—	—	—	—	—	(50,000)
Payments of other long-term debt	—	—	—	—	(5,076)	—	(5,076)
Advances (to) from affiliates	258,334	224,480	(1,569)	9	(481,254)	—	—
Repayments of notes to affiliates	150,000	(13,260)	—	—	—	(136,740)	—
Repurchases of ordinary shares	(26,571)	—	—	—	—	—	(26,571)
Other	(212,352)	—	—	—	—	—	(212,352)

Net cash from financing activities	119,411	211,220	(1,569)	9	(486,330)	(136,740)	(293,999)

Net increase (decrease) in cash and cash equivalents	115,540	210	(44)	(5)	44,205	—	159,906
Cash and cash equivalents, beginning of period	12,544	—	73	—	148,441	—	161,058

Cash and cash equivalents, end of period	$128,084	$210	$29	$(5)	$192,646	$—	$320,964

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2009, and our results of operations for the three and six months ended June 30, 2009 and 2008. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, backlog, plans and objectives of management for future operations, foreign currency requirements, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
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
In connection with the Transaction, we have also decided to relocate our principal executive offices, including selected officers and their personnel, to Geneva, Switzerland. We currently expect the first phase of this process to be complete during the third quarter of 2009. Our current office in Sugar Land, Texas will continue to be our largest office and the center for much of our primary worldwide operations support functions providing the resources that are needed to run our day-to-day business around the world.

Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located worldwide, including the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. Our fleet count includes four rigs currently under construction.
Economic Outlook
While the global macro environment improved during the second quarter 2009 compared to the previous two quarters, the worldwide economy remains uncertain. Oil prices strengthened during the quarter to reach the $60 to $70 per barrel range; however, prices continue to be volatile. Various economic indicators also continue to be mixed, leading to broad concern about length of the economic recovery. In spite of higher oil prices, we have not seen a substantial increase in demand for offshore drilling services. Demand remains high in the deepwater market segment, but there is little contract activity across the midwater or shallow water segments. In particular, dayrates for jackup units have decreased up to fifty percent in most regions and utilization has dropped significantly. While we believe that the risk for early contract terminations of, or defaults under, existing contracts has decreased, that risk has not been eliminated. We believe the contracting environment will continue to be challenging throughout the remainder of 2009. If the global economy continues to improve and oil prices stabilize, we hope to see increased demand for contract drilling services in 2010. However, due to the introduction of newbuild jackup units into the market, it is possible that dayrates for jackup units may not improve from current levels and could decline further as more units compete for available jobs.
We cannot be certain of the future price of oil or when the global economy will recover. However, we believe that the current reduced demand for hydrocarbons is largely a result of the global financial crisis and that an economic recovery combined with the continued natural decline of worldwide hydrocarbon basins will be positive factors for the demand for future contract drilling services. We continue to believe we are well positioned within the industry. Furthermore, our liquidity and financial strength may create potential rig acquisition opportunities for us.
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
Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 69 newbuild jackups and 96 deepwater newbuilds are scheduled to enter service worldwide between 2009 and 2012. A significant number of these units, particularly among the jackup units, reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation.” The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in commodity prices or the level of demand for our drilling services or increases in the supply of drilling rigs in the market could have an adverse effect on our results of operations.
Results and Strategy
In the second quarter of 2009, we recognized net income of $392 million, or $1.49 per diluted share, on total revenues of $899 million. The average dayrate across our worldwide fleet increased to $198,270 for the second quarter of 2009 from $194,308 in the first quarter of 2009. Fleetwide average utilization was 84 percent in the second quarter of 2009, as compared to 86 percent in the first quarter of 2009. Daily contract drilling services costs increased to $57,332 for the second quarter of 2009 from $53,646 for the first quarter of 2009. As a result, our contract drilling services margin decreased slightly to 71 percent in the second quarter of 2009 from 72 percent in the first quarter of 2009.

Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the second quarter of 2009, we continued our expansion strategy as indicated by the following activities:
•
we completed construction on the Noble Scott Marks, an F&G JU-2000E enhanced premium independent leg cantilevered jackup, which left the shipyard in the second quarter of 2009 and is expected to begin operations in the third quarter of 2009;

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

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of June 30, 2009 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2009 (1)	2010	2011	2012	2013-2017
	(In millions)
Contract Drilling Services
Semisubmersibles/Drillships (2)	$8,084	$910	$1,963	$1,627	$1,158	$2,426
Jackups/Submersibles (3)	1,553	832	551	169	1	—

Total (4) (5)	$9,637	$1,742	$2,514	$1,796	$1,159	$2,426

Percent of Available Operating Days Committed (6)		75%	42%	24%	13%	7%

(1)	Represents a six-month period beginning July 1, 2009.

(2)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $367 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex Exploracion y Produccion (“Pemex”) for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for five jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the June 30, 2009 index-based dayrates for periods subsequent to the initial firm dayrate period.

(4)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. We currently have 13 rigs contracted to Pemex in Mexico, and our backlog includes approximately $1.0 billion related to such contracts at June 30, 2009. Also, our drilling contracts generally give the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so, which is the case with the drilling contract for the Noble Roger Eason. However, we do not believe that the customer will terminate this contract.

(5)
The Noble Scott Marks must be provided by September 30, 2009 or our customer has the right to terminate the contract. The Noble Danny Adkins must be delivered from the shipyard by January 1, 2010 or the customer has the right to terminate the contract. The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010. The drilling contract for the Noble Dave Beard gives the customer the right to terminate the contract if the rig did not commence operations by December 2008 and also gives the customer the right to apply a penalty for delay in delivery beyond October 24, 2009. The customer has not cancelled the contract.

(6)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during the remainder of 2009 through 2011.
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
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at June 30, 2009.

We are currently operating two jackup rigs offshore Nigeria. The temporary import permits covering the rigs expired in November 2008 and we have pending applications to renew these permits. However, as of July 31, 2009, the Nigerian customs office had not acted on our applications. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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

Results of Operations
In the following discussion, we address the consolidated results of operations of Noble-Swiss. With the exception of nominal administrative expenses, the results of operations of Noble-Swiss are substantially identical to those of Noble-Cayman. The discussion related to operating revenues and costs and expenses is identical for, and applies to, both companies. Per share information relates only to Noble-Swiss.
For the Three Months Ended June 30, 2009 and 2008
General
Net income for the three months ended June 30, 2009 (the “Current Quarter”) was $392 million, or $1.49 per diluted share, on operating revenues of $899 million, compared to net income for the three months ended June 30, 2008 (the “Comparable Quarter”) of $376 million, or $1.39 per diluted share, on operating revenues of $813 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2009 and 2008:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	June 30,		June 30,			June 30,
	2009	2008	2009	2008	% Change	2009	2008	% Change

Jackups	80%	93%	3,076	3,481	-12%	$157,381	$147,081	7%
Semisubmersibles > 6000’ (3)	94%	90%	596	572	4%	408,510	323,830	26%
Semisubmersibles < 6000’ (4)	100%	100%	273	273	0%	251,945	192,416	31%
Drillships	100%	67%	273	182	50%	226,187	131,174	72%
Submersibles (5)	88%	67%	161	182	-12%	63,324	53,039	19%

Total	84%	90%	4,379	4,690	-7%	$198,270	$167,002	19%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,		Change
	2009	2008	$	%
Operating revenues:
Contract drilling services	$868,205	$783,280	$84,925	11%
Reimbursables (1)	22,295	19,646	2,649	13%
Other	414	464	(50)	-11%

	$890,914	$803,390	$87,524	11%

Operating costs and expenses:
Contract drilling services	$251,054	$256,436	(5,382)	-2%
Reimbursables (1)	18,754	16,565	2,189	13%
Depreciation and amortization	96,952	86,636	10,316	12%
Selling, general and administrative	21,411	19,526	1,885	10%
Loss on involuntary conversion	16,943	—	16,943	n/a

	405,114	379,163	25,951	7%

Operating income	$485,800	$424,227	$61,573	15%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the Current Quarter as compared to the Comparable Quarter were primarily driven by increases in average dayrates. Higher average dayrates increased revenues approximately $147 million, while fewer operating days reduced revenues approximately $62 million.
Average dayrates increased 19 percent in the Current Quarter as compared to the Comparable Quarter as we received higher average dayrates across all rig categories.
The decrease in operating days in the Current Quarter as compared to the Comparable Quarter was primarily due to downtime of certain rigs in the Current Quarter. Unpaid shipyard days increased 168 days in the Current Quarter as compared to the Comparable Quarter, as we had 10 rigs spend time in the shipyard during the Current Quarter. We had only six rigs with unpaid shipyard days in the Comparable Quarter. Additionally, stacked days increased 149 days as the Noble Dick Favor, Noble Don Walker, Noble Lloyd Noble and Noble Tommy Craighead each were stacked for certain periods during the Current Quarter. In the Comparable Quarter, three rigs, the Noble Fri Rodli, Noble Carl Norberg and the Noble Don Walker, spent a significant number of days stacked. The decrease in operating days in the Current Quarter was partially offset by an increase in available days of 97 days for the enhanced premium jackups the Noble Scott Marks and the Noble Hans Deul, which were added to the fleet in November 2008 and June 2009, respectively. Additionally, the Current Quarter had 91 less available operating days than the Comparable Quarter due to the Noble Fri Rodli being removed from our rig fleet effective March 31, 2009.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $5 million for the Current Quarter over the Comparable Quarter. Our newbuild rigs, the Noble Hans Deul and the Noble Scott Marks, which were added to the fleet in November 2008 and June 2009, respectively, added approximately $4 million of operating costs in the Current Quarter. Excluding the additional expenses related to our newbuild rigs, our contract drilling costs decreased $9 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $13 million decrease in local labor costs due to the increased number of rigs stacked during the Current Quarter and a $5 million decrease in insurance costs from our new insurance program under which we are predominately self-insured. These decreases were partially offset by a $5 million increase in miscellaneous transportation and fuel costs and a $3 million increase in maintenance expenses.
The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
Loss on involuntary conversion during the Current Quarter relates to a charge of $17 million for our jackup, the Noble David Tinsley, which experienced a “punch-through” while being positioned on location offshore Qatar. The $17 million charge includes approximately $9 million for the write-off of the damaged legs and $8 million for non-reimbursable expenses.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,		Change
	2009	2008	$	%
Operating revenues:
Labor contract drilling services	$7,419	$8,218	$(799)	-10%
Reimbursables (1)	539	1,318	(779)	-59%
Other	—	15	(15)	-100%

	$7,958	$9,551	$(1,593)	-17%

Operating costs and expenses:
Labor contract drilling services	$4,881	$6,547	(1,666)	-25%
Reimbursables (1)	527	1,266	(739)	-58%
Depreciation and amortization	2,465	1,200	1,265	105%
Selling, general and administrative	73	141	(68)	-48%
Gain on asset disposal, net	—	(35,521)	35,521	-100%

	7,946	(26,367)	34,313	-130%

Operating income	$12	$35,918	$(35,906)	-100%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services decreased in the Current Quarter primarily due to fluctuations in foreign currency exchange rates. Additionally, expenses during the Comparable Quarter included approximately $1 million in costs associated with our return of the jackup Noble Kolskaya, which was operated under a bareboat charter, to its owner.

Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $2 million in the Current Quarter as compared to the Comparable Quarter. The increase between periods resulted primarily from $2 million in costs related to our recent re-domestication from the Cayman Islands to Switzerland, a $2 million increase in employee-related costs and a $2 million increase in other general and administrative costs. These increases were partially offset by a $4 million reduction in costs incurred in the internal investigation of our Nigerian operations.
Gain on Asset Disposal, net. Gain on asset disposal, net, for the Comparable Quarter relates to the sale of our North Sea labor contract drilling services business in April 2008. In connection with this transaction, we recognized a gain of $35 million, net of closing costs, which included approximately $5 million in cumulative currency translation adjustments.
Income Tax Provision. The income tax provision increased $10 million in the Current Quarter primarily due to higher pre-tax earnings in the Current Quarter over the Comparable Quarter. The higher pre-tax earnings increased income tax expense by $5 million, in addition to a higher effective tax rate, 19.5 percent in the Current Quarter compared to 18.5 percent in the Comparable Quarter, which increased income tax expense by $5 million. The higher effective tax rate in the Current Quarter resulted from higher pre-tax earnings of U.S. owned assets, which generally have a higher statutory tax rate and lower pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.

For the Six Months Ended June 30, 2009 and 2008
General
Net income for the six months ended June 30, 2009 (the “Current Period”) was $806 million, or $3.08 per diluted share, on operating revenues of $1.8 billion, compared to net income for the six months ended June 30, 2008 (the “Comparable Period”) of $760 million, or $2.81 per diluted share, on operating revenues of $1.7 billion.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2009 and 2008:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,			June 30,
	2009	2008	2009	2008	% Change	2009	2008	% Change

Jackups	83%	95%	6,319	7,082	-11%	$157,882	$146,195	8%
Semisubmersibles > 6000’ (3)	97%	95%	1,226	1,209	1%	388,709	307,019	27%
Semisubmersibles < 6000’ (4)	100%	100%	543	546	-1%	249,048	197,057	26%
Drillships	81%	67%	440	364	21%	251,182	132,420	90%
Submersibles (5)	75%	66%	341	361	-6%	60,749	52,164	16%

Total	85%	92%	8,869	9,562	-7%	$196,263	$165,356	19%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,		Change
	2009	2008	$	%
Operating revenues:
Contract drilling services	$1,740,602	$1,581,114	$159,488	10%
Reimbursables (1)	38,451	40,812	(2,361)	-6%
Other	541	651	(110)	-17%

	$1,779,594	$1,622,577	$157,017	10%

Operating costs and expenses:
Contract drilling services	$491,910	$492,388	(478)	0%
Reimbursables (1)	32,343	35,318	(2,975)	-8%
Depreciation and amortization	187,850	167,421	20,429	12%
Selling, general and administrative	39,078	39,422	(344)	-1%
Loss on asset disposal/involuntary conversion	28,977	—	28,977	n/a

	780,158	734,549	45,609	6%

Operating income	$999,436	$888,028	$111,408	13%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the Current Period as compared to the Comparable Period were primarily driven by increases in average dayrates. Higher average dayrates increased revenues approximately $295 million, while fewer operating days reduced revenues approximately $136 million.
Average dayrates increased 19 percent in the Current Period as compared to the Comparable Period as we received higher average dayrates across all rig categories.
The decrease in operating days in the Current Period as compared to the Comparable Period was primarily due to downtime of certain rigs in the Current Period. Unpaid shipyard days increased 393 days in the Current Period as compared to the Comparable Period, as we had 16 rigs spend time in the shipyard during the Current Period. We had only seven rigs with unpaid shipyard days in the Comparable Period. Additionally, stacked days increased 342 days as the Noble Fri Rodli, Noble Dick Favor, Noble Don Walker, Noble Lloyd Noble and Noble Tommy Craighead each were stacked for certain periods during the Current Period. In the Comparable Period, three rigs, the Noble Fri Rodli, Noble Carl Norberg and the Noble Don Walker spent a significant number of days stacked. The decrease in operating days in the Current Period was partially offset by an increase in available days of 187 days for the enhanced premium jackups the Noble Scott Marks and the Noble Hans Deul, which were added to the fleet in November 2008 and June 2009, respectively. The Current Period also had 91 less available days than the Comparable Period due to the Noble Fri Rodli being removed from our rig fleet effective March 31, 2009. Additionally, the Current Period had one less available operating day than the Comparable Period due to the leap year in 2008, which reduced available days in the Current Period by 54 days.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased slightly in the Current Period as compared to the Comparable Period. Our newbuild rigs, the Noble Hans Deul and the Noble Scott Marks, which were added to the fleet in November 2008 and June 2009, respectively, added approximately $8 million of operating costs in the Current Period. Excluding the additional expenses related to our newbuild rigs, our contract drilling costs decreased $8 million in the Current Period from the Comparable Period. This change was primarily driven by a $22 million decrease in local labor costs due to the increased number of rigs stacked during the Current Period and an $8 million decrease in insurance costs from our new insurance program under which we are predominately self-insured. These decreases were partially offset by a $10 million increase in maintenance expenses, a $6 million increase in miscellaneous transportation and fuel costs and a $6 million increase in mobilization costs.

The increase in depreciation and amortization in the Current Period over the Comparable Period was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Loss on asset disposal/involuntary conversion during the Current Period includes a charge of $17 million for our jackup, the Noble David Tinsley, which experienced a “punch-through” while being positioned on location offshore Qatar. The $17 million charge includes approximately $9 million for the write-off of the damaged legs and $8 million for non-reimbursable expenses. Also, during the Current Period, we recorded a charge of $12 million for the Noble Fri Rodli, as a result of a decision to evaluate disposition alternatives for this submersible drilling unit.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,		Change
	2009	2008	$	%
Operating revenues:
Labor contract drilling services	$14,353	$39,149	$(24,796)	-63%
Reimbursables (1)	1,061	12,610	(11,549)	-92%
Other	15	30	(15)	-50%

	$15,429	$51,789	$(36,360)	-70%

Operating costs and expenses:
Labor contract drilling services	$9,257	$31,884	(22,627)	-71%
Reimbursables (1)	1,021	11,974	(10,953)	-91%
Depreciation and amortization	4,551	3,314	1,237	37%
Selling, general and administrative	123	1,518	(1,395)	-92%
Gain on asset disposal, net	—	(35,521)	35,521	-100%

	14,952	13,169	1,783	14%

Operating income	$477	$38,620	$(38,143)	-99%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Our labor contract drilling services revenues decreased in the Current Period primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the Comparable Period, we returned the jackup Noble Kolskaya, which was operated under a bareboat charter, to its owner. The drilling contract for the Noble Kolskaya had been terminated and the jackup had been warm stacked since February 2008. Revenues during the Comparable Period related to our North Sea labor contract drilling services business and Noble Kolskaya were $22 million. Revenues associated with our Canadian labor contracts decreased $3 million from the Comparable Period due to a reduction in the number of rigs we operated under labor contracts and fluctuations in foreign currency exchange rates.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased due to the sale of our North Sea labor contract drilling services business and the return of the Noble Kolskaya to its owner in 2008. Expenses during the Comparable Period related to our North Sea labor contract drilling services business and Noble Kolskaya were $19 million. Operating costs associated with our Canadian labor contracts decreased $3 million from the Comparable Period due to a reduction in the number of rigs we are operating under labor contracts and fluctuations in foreign currency exchange rates.

Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses decreased $2 million in the Current Period as compared to the Comparable Period. The decrease between periods resulted primarily from an $11 million reduction in costs incurred in the internal investigation of our Nigerian operations. This decrease was partially offset by $5 million in costs related to our recent re-domestication from the Cayman Islands to Switzerland and increases in employee-related costs totaling $4 million.
Gain on Asset Disposal, net. Gain on asset disposal, net, for the Comparable Period relates to the sale of our North Sea labor contract drilling services business in April 2008. In connection with this transaction, we recognized a gain of $35 million, net of closing costs, which included approximately $5 million in cumulative currency translation adjustments.
Interest Expense. Interest expense, net of amount capitalized decreased $1 million primarily due to lower debt levels in the Current Period than in the Comparable Period. Capitalized interest was $29 million for the Current Period as compared to $24 million for the Comparable Period.
Interest Income and Other, net. Interest income and other, net decreased $2 million in the Current Period from the Comparable Period primarily due to foreign currency exchange rate adjustments and lower yields on cash investments during the Current Period partially offset by higher average cash balances.
Income Tax Provision. The income tax provision increased $26 million primarily due to higher pre-tax earnings in the Current Period over the Comparable Period. The higher pre-tax earnings increased income tax expense by $13 million, in addition to a higher effective tax rate, 19.5 percent in the Current Period compared to 18.2 percent in the Comparable Period, which increased income tax expense by $13 million. The higher effective tax rate in the Current Period resulted from higher pre-tax earnings of U.S. owned assets, which generally have a higher statutory tax rate and lower pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate.
Liquidity and Capital Resources
Overview
Our principal capital resource in the Current Period was net cash from operating activities of $998 million, which compared to $936 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to higher net income. At June 30, 2009, we had cash and cash equivalents of $671 million and $600 million available under our bank credit facility described under “Credit Facility and Long-Term Debt” below. We had working capital of $1.0 billion and $561 million at June 30, 2009 and December 31, 2008, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 11.0 percent at June 30, 2009 and 14.9 percent at December 31, 2008. Additionally, at June 30, 2009, we had a total contract drilling services backlog of approximately $9.6 billion. Our backlog reflects a commitment of 74 percent of operating days for the remainder of 2009 and 41 percent for 2010. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
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
The recent worldwide financial and credit crisis has reduced the availability of capital and credit to fund the continuation and expansion of industrial business operations worldwide and could impact our liquidity and financial condition in the future. It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions.

During the second quarter of 2009, we reached an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $52 million at June 30, 2009. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. The customer is currently meeting its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations. In connection with this agreement, we have reclassified the December 31, 2008 receivable balance owed to us from the customer to “Other Assets.”
Capital Expenditures
Our primary capital requirement in 2009 will be for capital expenditures. Capital expenditures totaled $526 million and $525 million for the six months ended June 30, 2009 and 2008, respectively.
At June 30, 2009, we had four rigs under construction, and capital expenditures for new construction in the Current Period totaled $275 million. Capital expenditures for newbuild rigs in the Current Period included $75 million for the Noble Danny Adkins, $81 million for the Noble Jim Day, $48 million for the Noble Dave Beard and $29 million for our Globetrotter-class drillship. Additionally, new construction capital expenditures for the Current Period included $42 million for our remaining newbuilds, which includes the recently completed Noble Scott Marks and Noble Hans Deul. Other capital expenditures totaled $193 million in the Current Period, which included approximately $40 million for major upgrade projects. Capitalized major maintenance expenditures, which typically occur every 3 to 5 years, totaled $58 million in the Current Period.
Our total capital expenditure budget for 2009 is approximately $1.3 billion. In connection with our 2009 and future capital expenditure programs, as of June 30, 2009, we had outstanding commitments, including shipyard and purchase commitments, for approximately $1.1 billion. Our remaining 2009 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects as needed.
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
Ordinary Share Repurchases and Dividends
Prior to the Transaction, the Board of Directors of Noble-Cayman authorized and adopted a share repurchase program, and Noble-Swiss has adopted this program. At June 30, 2009, 16.6 million registered shares remained available under this authorization. Share repurchases for the six months ended June 30, 2009 totaled 1.7 million shares and were repurchased in open market transactions for approximately $43 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all Noble-Swiss registered shares held by Noble-Swiss and its subsidiaries, including treasury shares, may not exceed 10 percent of Noble-Swiss’ registered share capital without shareholder approval.
The declaration and payment of dividends in the future will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors, and must be approved in advance by our shareholders. We have proposed, and our shareholders have approved, to effect distributions on Noble-Swiss shares through a reduction in par value, which could affect the timing of the distribution payments. We may propose additional distributions in the future.

Contributions to Pension Plans
In August 2006, U.S. President Bush signed into law the Pension Protection Act of 2006 (“PPA”). The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the six months ended June 30, 2009 and 2008, we made contributions to our pension plans totaling $1 million and $17 million, respectively. We expect the minimum aggregate contributions to our non-U.S. and U.S. plans in 2009, subject to applicable law, to be $6 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings under the Credit Facility will bear interest (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of June 30, 2009, our ratio of debt to total tangible capitalization was 0.11. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at June 30, 2009. As of June 30, 2009, we had no amounts outstanding under the Credit Facility. We continually monitor compliance under our Credit Facility covenants and, based on our expectations for 2009, expect to remain in compliance.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At June 30, 2009, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2009, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for the remainder of 2009, expect to remain in compliance during the year.
At June 30, 2009, we had letters of credit of $89 million and performance and tax assessment bonds totaling $301 million supported by surety bonds outstanding. Of the letters of credit outstanding, $47 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our debt decreased to $751 million at June 30, 2009 from $923 million (including current maturities of $173 million) at December 31, 2008, primarily due to the repayment of $173 million principal amount of maturing notes during the first quarter of 2009. Repayments of maturing notes were made with cash on hand at maturity. Other than our outstanding letters of credit and surety bonds discussed above, at June 30, 2009, we had no other off-balance sheet debt or other off-balance sheet arrangements. For additional information on our long-term debt, see Note 5 to our accompanying consolidated financial statements.
New Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.
In April 2009, the FASB also issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.
Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which expands disclosures of subsequent events and requires management to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of SFAS No. 165 did not have a material impact on our financial condition or results of operations.
In June 2009, the FASB issued the following:
•
SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment to FASB Statement No. 140,” which expands disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009.

•
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009.

•
SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” which modifies the GAAP hierarchy and how authoritative guidance is referenced in financial statements. This guidance is effective for annual and interim reporting periods ending after September 15, 2009.

We do not expect our adoption of these new accounting pronouncements will have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At June 30, 2009, we had no amounts outstanding under the Credit Facility.
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
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euro and British Pounds. The Euro-denominated forward currency contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at June 30, 2009 was approximately 11 million Euros and 20 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $45 million at June 30, 2009. The fair market value of these outstanding forward contracts was $3 million at June 30, 2009. A ten percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $5 million.
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of June 30, 2009, the aggregate notional amount of the remaining forward contracts was 70 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $3 million at June 30, 2009. A ten percent change in exchange rates for the Euro would change the fair value of these forward contracts by approximately $10 million.

Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At June 30, 2009, our liability under the Restoration Plan totaled $7 million. During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at June 30, 2009. A ten percent change in the fair value of the phantom investments would change our liability by approximately $1 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
Item 4. Controls and Procedures
Our Chairman, President and Chief Executive Officer, David W. Williams, and Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated the disclosure controls and procedures for each of Noble-Swiss and Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that the disclosure controls and procedures for each of Noble-Swiss and Noble-Cayman were effective as of June 30, 2009. These disclosure controls and procedures are designed to ensure that information required to be disclosed by each of Noble-Swiss and Noble-Cayman in the reports that they file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 10 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman in response to Item 1A of Part I of Form 10-K and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed by Noble-Swiss and Noble-Cayman in response to Item 1A of Part II of Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases by Noble-Swiss of shares:

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased		per Share		or Programs	or Programs (1)

April 2009	—		n/a		—	16,619,891
May 2009	483	(2)	$27.89	(2)	—	16,619,891
June 2009	—		n/a		—	16,619,891

(1)
All share purchases have been made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and that we announced on January 31, 2002. Our repurchase program has no date of expiration.

(2)	Includes 483 registered shares at an average price of $27.89 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The general meeting of shareholders of Noble-Swiss was held on May 28, 2009.

(b)	Proxies were solicited by the board of directors of Noble-Swiss pursuant to Regulation 14A under the U.S. Securities Exchange Act of 1934, as amended.

There was no solicitation in opposition to the board of directors’ nominees for election as directors, Julie H. Edwards, Marc E. Leland and David W. Williams, each an incumbent director, and they were duly re-elected. The terms of Michael A. Cawley, Jack E. Little, Lawrence J. Chazen and Mary P. Ricciardello, each an incumbent director, continued following the annual general meeting.

(c)
Out of a total of 261,249,501 registered shares of Noble-Swiss outstanding and entitled to vote at the meeting, 188,426,950 shares were present in person or by proxy, representing a majority of the outstanding shares. Four matters, as fully described in the proxy statement for the general meeting, were voted on by shareholders.

The first matter voted on was the approval for the payment of a dividend through a reduction of the par value of the shares in an aggregate amount of Swiss francs 0.25 per share. The results of the voting on this proposal were as follows:

For:	187,564,441	Against:	608,735	Abstain:	253,774
The second matter voted on was the election of three directors to serve three-year terms on the board of directors of Noble-Swiss. The results of voting were as follows:

		Number of Shares
		WITHHOLDING
	Number of Shares	AUTHORITY
	Voting FOR	to Vote for
Nominee for Re-election	Re-election as	Re-election as
as Director	Director	Director
Julie H. Edwards	186,580,424	1,846,526
Marc E. Leland	185,719,142	2,707,808
David W. Williams	185,861,632	2,565,318
The third matter voted on was the approval of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2009. The results of the voting on this proposal were as follows:

For:	165,164,737	Against:	23,051,503	Abstain:	210,710
The fourth matter voted on was the approval to amend Article 21 paragraph 1(d) of the Articles of Association in order to limit the changes to authorized and conditional capital that require approval of at least two-thirds of the shares represented at a general meeting to an increase in the amount of the authorized or conditional share capital. The results of the voting on this proposal were as follows:

For:	150,444,874	Against:	863,849	Abstain:	190,878
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

Noble Corporation, a Swiss corporation

/s/ David W. Williams David W. Williams	August 7, 2009 Date
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas L. Mitchell Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	August 7, 2009

David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

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

3.1	Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to the Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Form of Limited Consent of Noble-Cayman (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on January 21, 2009 and incorporated herein by reference).

10.1*	Noble Corporation 2009 Short Term Incentive Plan

31.1	Certification of David W. Williams Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2	Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

32.1+	Certification of David W. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

101+	Interactive Data File

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.