Form 10-Q
period 2009-09-30
NOBLE CORP; Noble Corp / Switzerland
filed 2009-11-06
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Noble Corporation
(Exact name of registrant as specified in its charter)
(Commission File No. 000-53604)
98-0619597 (IRS Employer Identification No.)
Dorfstrasse 19A Baar, Switzerland 6430
(Address of principal executive offices, including zip code)
41 (41) 761-6555
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding at November 3, 2009: Noble Corporation (Switzerland) — 261,936,953; Noble Corporation (Cayman Islands) — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$756,093	$513,311	$742,481	$513,311
Accounts receivable	717,718	644,840	717,718	644,840
Due from affiliate	—	—	73,729	—
Insurance receivables	32,302	13,516	32,302	13,516
Prepaid expenses	41,897	21,207	41,366	21,207
Other current assets	55,505	47,467	55,446	47,467

Total current assets	1,603,515	1,240,341	1,663,042	1,240,341

Property and equipment
Drilling equipment and facilities	8,182,537	7,427,908	8,182,537	7,427,908
Other	114,908	105,340	114,773	105,340

	8,297,445	7,533,248	8,297,310	7,533,248
Accumulated depreciation	(2,091,011)	(1,886,231)	(2,091,011)	(1,886,231)

	6,206,434	5,647,017	6,206,299	5,647,017

Other assets	279,426	219,441	279,333	219,441

Total assets	$8,089,375	$7,106,799	$8,148,674	$7,106,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$172,698	$—	$172,698
Accounts payable	232,713	259,107	232,713	259,107
Accrued payroll and related costs	87,569	75,449	87,569	75,449
Taxes payable	103,714	107,211	98,263	107,211
Interest payable	7,267	11,325	7,267	11,325
Other current liabilities	66,419	53,203	66,171	53,203

Total current liabilities	497,682	678,993	491,983	678,993

Long-term debt	750,906	750,789	750,906	750,789
Deferred income taxes	293,281	265,018	293,281	265,018
Other liabilities	130,566	121,284	130,383	121,284

Total liabilities	1,672,435	1,816,084	1,666,553	1,816,084

Commitments and contingencies

Shareholders’ equity
Shares — par value 4.90 Swiss francs per share; 414,399 shares authorized; 138,133 shares conditionally authorized, 276,266 shares issued and 261,825 shares outstanding as of September 30, 2009	1,141,611	—	—	—
Ordinary shares — par value $.10 per share; 400,000 shares authorized; 261,246 shares and 261,899 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	26,190	26,125	26,190
Capital in excess of par value	—	402,115	368,374	402,115
Treasury Stock; 2,000 shares	(69,430)	—	—	—
Retained earnings	5,398,530	4,919,667	6,141,393	4,919,667
Accumulated other comprehensive loss	(53,771)	(57,257)	(53,771)	(57,257)

Total shareholders’ equity	6,416,940	5,290,715	6,482,121	5,290,715

Total liabilities and shareholders’ equity	$8,089,375	$7,106,799	$8,148,674	$7,106,799

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenues
Contract drilling services	$874,969	$835,198	$2,615,571	$2,416,312
Reimbursables	22,455	18,087	61,967	71,509
Labor contract drilling services	7,490	8,197	21,843	47,346
Other	721	499	1,277	1,180

	905,635	861,981	2,700,658	2,536,347

Operating costs and expenses
Contract drilling services	250,842	253,729	742,752	746,117
Reimbursables	18,717	16,494	52,081	63,786
Labor contract drilling services	4,642	5,410	13,899	37,294
Depreciation and amortization	103,245	92,671	295,646	263,406
Selling, general and administrative	21,700	16,027	60,901	56,967
(Gain)/loss on asset disposal/involuntary conversion, net	2,076	10,000	31,053	(25,521)

	401,222	394,331	1,196,332	1,142,049

Operating income	504,413	467,650	1,504,326	1,394,298

Other income (expense)
Interest expense, net of amount capitalized	(379)	(601)	(1,261)	(2,432)
Interest income and other, net	2,605	2,304	4,995	7,013

Income before income taxes	506,639	469,353	1,508,060	1,398,879
Income tax provision	(80,556)	(86,831)	(275,833)	(256,451)

Net income	$426,083	$382,522	$1,232,227	$1,142,428

Net income per share
Basic	$1.63	$1.43	$4.72	$4.26
Diluted	$1.63	$1.42	$4.70	$4.23
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenues
Contract drilling services	$874,969	$835,198	$2,615,571	$2,416,312
Reimbursables	22,455	18,087	61,967	71,509
Labor contract drilling services	7,490	8,197	21,843	47,346
Other	721	499	1,277	1,180

	905,635	861,981	2,700,658	2,536,347

Operating costs and expenses
Contract drilling services	250,842	253,729	742,752	746,117
Reimbursables	18,717	16,494	52,081	63,786
Labor contract drilling services	4,642	5,410	13,899	37,294
Depreciation and amortization	103,245	92,671	295,646	263,406
Selling, general and administrative	22,623	16,027	60,901	56,967
(Gain)/loss on asset disposal/involuntary conversion, net	2,076	10,000	31,053	(25,521)

	402,145	394,331	1,196,332	1,142,049

Operating income	503,490	467,650	1,504,326	1,394,298

Other income (expense)
Interest expense, net of amount capitalized	(379)	(601)	(1,261)	(2,432)
Interest income and other, net	2,574	2,304	4,964	7,013

Income before income taxes	505,685	469,353	1,508,029	1,398,879
Income tax provision	(80,556)	(86,831)	(275,833)	(256,451)

Net income	$425,129	$382,522	$1,232,196	$1,142,428

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Cayman)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$1,232,227	$1,142,428	$1,232,196	$1,142,428
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	295,646	263,406	295,646	263,406
(Gain)/loss on asset disposal/involuntary conversion, net	31,053	(25,521)	31,053	(25,521)
Deferred income tax provision	29,916	14,102	29,916	14,102
Share-based compensation expense	28,543	28,274	8,399	28,274
Pension contributions	(13,022)	(17,445)	(13,022)	(17,445)
Other changes in assets and liabilities:
Accounts receivable	(88,773)	(49,063)	(88,773)	(49,063)
Due from affiliate	—	—	(73,729)	—
Other current assets	(45,607)	(26,572)	(45,017)	(26,572)
Other assets	2,609	(8,853)	2,702	(8,853)
Accounts payable	27,491	(2,406)	27,491	(2,406)
Other current liabilities	21,881	8,397	15,797	8,397
Other liabilities	(6,751)	4,918	(6,917)	4,918

Net cash from operating activities	1,515,213	1,331,665	1,415,742	1,331,665

Cash flows from investing activities
New construction	(457,233)	(563,349)	(457,233)	(563,349)
Other capital expenditures	(342,399)	(243,843)	(342,281)	(243,843)
Major maintenance expenditures	(93,112)	(72,918)	(93,112)	(72,918)
Accrued capital expenditures	(44,493)	92,719	(44,493)	92,719
Hurricane insurance receivables	—	21,747	—	21,747
Proceeds from disposal of assets	—	39,134	—	39,134

Net cash from investing activities	(937,237)	(726,510)	(937,119)	(726,510)

Cash flows from financing activities
Payments on bank credit facilities	—	(50,000)	—	(50,000)
Payments of other long-term debt	(172,700)	(7,682)	(172,700)	(7,682)
Employee stock transactions	2,896	10,070	(5,416)	10,070
Dividends/par value reduction payments paid	(35,093)	(233,638)	(10,470)	(233,638)
Repurchases of ordinary shares	(130,297)	(271,310)	(60,867)	(271,310)

Net cash from financing activities	(335,194)	(552,560)	(249,453)	(552,560)

Net increase in cash and cash equivalents	242,782	52,595	229,170	52,595
Cash and cash equivalents, beginning of period	513,311	161,058	513,311	161,058

Cash and cash equivalents, end of period	$756,093	$213,653	$742,481	$213,653

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Capital in			Other	Total
	Shares		Excess of	Retained	Treasury	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Shares	Loss	Equity

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$—	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,445	647	8,255	19,641		—	28,543
Contribution to employee benefit plans	17	49	152	337		—	538
Exercise of stock options	571	2,453	162	6,756		—	9,371
Tax benefit of stock options exercised	—	—	(1,597)	8,130		—	6,533
Restricted shares surrendered for withholding taxes or forfeited	(387)	(483)	(5,527)	(465)		—	(6,475)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	(69,430)	—	(112,905)
Cancellation of shares in Transaction	(261,246)	(26,125)	26,125	(775,950)		—	(775,950)
Issuance of shares in Transaction	261,246	1,162,332	(386,382)			—	775,950
Net income	—	—	—	1,232,227		—	1,232,227
Dividends/par value reduction payments paid	—	(23,280)	—	(11,813)		—	(35,093)
Other comprehensive income (loss), net	—	—	—	—		3,486	3,486

Balance at September 30, 2009	261,825	$1,141,611	$—	$5,398,530	$(69,430)	$(53,771)	$6,416,940

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Shares		Excess of	Retained	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,331	133	8,266	—	—	8,399
Contribution to employee benefit plans	6	1	152	—	—	153
Exercise of stock options	15	2	145	—	—	147
Tax benefit of stock options exercised	—	—	6,533	—	—	6,533
Restricted shares surrendered for withholding taxes or forfeited	(285)	(29)	(5,534)	—	—	(5,563)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	—	(43,475)
Net income	—	—	—	1,232,196	—	1,232,196
Dividends paid ($0.04 per share)	—	—	—	(10,470)	—	(10,470)
Other comprehensive income (loss), net	—	—	—	—	3,486	3,486

Balance at September 30, 2009	261,246	$26,125	$368,374	$6,141,393	$(53,771)	$6,482,121

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Swiss)		(Noble-Swiss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$426,083	$382,522	$1,232,227	$1,142,428

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,734)	(4,259)	(479)	(8,323)
Settlements and gain (loss) on foreign currency forward contracts	(1,445)	(663)	1,407	(2,219)
Amortization of deferred pension plan amounts	850	169	2,558	585

Other comprehensive income (loss), net	(2,329)	(4,753)	3,486	(9,957)

Comprehensive income	$423,754	$377,769	$1,235,713	$1,132,471

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Noble Corporation		Noble Corporation
	(Noble-Cayman)		(Noble-Cayman)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$425,129	$382,522	$1,232,196	$1,142,428

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,734)	(4,259)	(479)	(8,323)
Settlements and gain (loss) on foreign currency forward contracts	(1,445)	(663)	1,407	(2,219)
Amortization of deferred pension plan amounts	850	169	2,558	585

Other comprehensive income (loss), net	(2,329)	(4,753)	3,486	(9,957)

Comprehensive income	$422,800	$377,769	$1,235,682	$1,132,471

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 2 — Net Income per Share
We have determined that our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and should be included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential registered shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss. As a result of the consummation of the Transaction, Noble-Cayman has no public equity outstanding after March 26, 2009 as all Noble-Cayman ordinary shares are held by Noble-Swiss. Therefore, no earnings per share information is presented for Noble-Cayman.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Allocation of net income
Basic
Net income	$426,083	$382,522	$1,232,227	$1,142,428
Earnings allocated to unvested share-based payment awards	(4,520)	(3,362)	(12,176)	(9,674)

Net income to common shareholders — basic	$421,563	$379,160	$1,220,051	$1,132,754

Diluted
Net income	$426,083	$382,522	$1,232,227	$1,142,428
Earnings allocated to unvested share-based payment awards	(4,505)	(3,342)	(12,141)	(9,622)

Net income to common shareholders — diluted	$421,578	$379,180	$1,220,086	$1,132,806

Weighted average shares outstanding — basic	257,913	264,746	258,550	265,883
Incremental shares issuable from assumed exercise of stock options	925	1,656	778	1,862

Weighted average shares outstanding — diluted	258,838	266,402	259,328	267,745

Weighted average unvested share-based payment awards	2,765	2,348	2,581	2,223

Earnings per share
Basic	$1.63	$1.43	$4.72	$4.26
Diluted	$1.63	$1.42	$4.70	$4.23

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3 — Property and Equipment
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $13 million and $42 million for the three and nine months ended September 30, 2009, and $11 million and $35 million for the three and nine months ended September 30, 2008, respectively.
In May 2009, our jackup, the Noble David Tinsley, experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom, which resulted in severe damage to the legs and the rig. The rig is currently in the shipyard to replace the legs and repair the damage to the rig. We recorded a charge of $17 million during the quarter ended June 30, 2009 related to this involuntary conversion, which includes approximately $9 million for the write-off of the damaged legs.
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
Note 4 — Accounts Receivable
During the second quarter of 2009, we reached an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $59 million at September 30, 2009. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. Through the date of this report, the customer has met its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations. In connection with this agreement, during the second quarter of 2009, we reclassified certain amounts from “Accounts receivable” to “Other assets”.
Note 5 — Debt
Long-term debt consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Credit Facility	$—	$—
6.95% Senior Notes due 2009	—	149,998
5.875% Senior Notes due 2013	299,865	299,837
7.375% Senior Notes due 2014	249,346	249,257
7.50% Senior Notes due 2019	201,695	201,695
Project Financing — Thompson Notes	—	22,700

Total Debt	750,906	923,487
Current Maturities	—	(172,698)

Long-term Debt	$750,906	$750,789

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. In connection with our recently completed worldwide internal restructuring (see Note 13), our subsidiary, Noble Holding International Limited, issued a subsidiary guarantee under the Credit Facility effective October 1, 2009. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings under the Credit Facility will bear interest (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of September 30, 2009, our ratio of debt to total tangible capitalization was 0.10. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at September 30, 2009.
During the first quarter of 2009, we repaid $150 million principal amount of 6.95% Senior Notes due 2009 and $23 million principal amount of project financing Thompson Notes using cash on hand at maturity.
Fair Value of Financial Instruments
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Long-term debt
6.95% Senior Notes due 2009	$—	$—	$149,998	$149,185
5.875% Senior Notes due 2013	299,865	310,235	299,837	294,495
7.375% Senior Notes due 2014	249,346	272,598	249,257	249,838
7.50% Senior Notes due 2019	201,695	226,349	201,695	196,991
Project Financing — Thompson Notes	—	—	22,700	22,700
Note 6 — Income Taxes
At December 31, 2008, the reserves for uncertain tax positions totaled $93 million (net of related tax benefits of $5 million). At September 30, 2009, the reserves for uncertain tax positions totaled $99 million (net of related tax benefits of $7 million). If the September 30, 2009 reserves are not realized, the provision for income taxes would be reduced by $78 million and equity would be directly increased by $21 million.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 7 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended September 30,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$770	$1,803	$1,030	$1,574
Interest cost	1,117	1,713	1,057	1,615
Return on plan assets	(1,390)	(1,786)	(1,463)	(2,228)
Amortization of prior service cost	—	73	—	97
Amortization of transition obligation	19	—	35	—
Recognized net actuarial loss	66	1,031	16	88

Net pension expense	$582	$2,834	$675	$1,146

	Nine Months Ended September 30,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$2,275	$5,409	$3,871	$4,721
Interest cost	3,202	5,139	3,557	4,844
Return on plan assets	(3,983)	(5,358)	(4,841)	(6,682)
Amortization of prior service cost	—	219	—	293
Amortization of transition obligation	54	—	121	—
Recognized net actuarial loss	184	3,093	96	262

Net pension expense	$1,732	$8,502	$2,804	$3,438

The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term.
During the nine months ended September 30, 2009, we made contributions to our pension plans totaling $13 million. We expect to contribute a total of approximately $14 million to our pension plans during 2009.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At both September 30, 2009 and December 31, 2008, our liability under the Restoration Plan totaled $8 million. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $8 million at September 30, 2009 and $7 million at December 31, 2008.

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
Hedge effectiveness is evaluated based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three or nine months ended September 30, 2009 and 2008 related to these derivative instruments.
Effective January 1, 2009, we adopted a new accounting standard which requires entities with derivative instruments to disclose information to enable financial statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. This adoption did not have a material impact on our financial position or results of operations.
Cash Flow Hedges
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. The Euro-denominated forward contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at September 30, 2009 was approximately 7 million Euros and 12 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $27 million at September 30, 2009. We had no Euro-denominated or British Pound-denominated forward contracts outstanding at December 31, 2008.
The balance of the net unrealized gain related to our forward contracts included in “Accumulated other comprehensive loss” and related activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net unrealized gain at beginning of period	$2,852	$663	$—	$2,219
Activity during period:
Settlement of forward contracts during period	(1,301)	(663)	—	(2,219)
Net unrealized gain/(loss) on outstanding forward contracts	(144)	—	1,407	—

Net unrealized gain at end of period	$1,407	$—	$1,407	$—

Fair Value Hedges
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2009, the aggregate notional amount of the remaining forward contracts was 70 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges. The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current assets” and “Other assets,” totaled approximately $1 million at September 30, 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 9 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

		September 30, 2009			December 31, 2008
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$7,736	$7,736	$—	$—	$7,104	$7,104
Forward contracts	$2,446	$—	$2,446	$—	$—	$—

Liabilities —
Forward contracts	$—	$—	$—	$—	$5,418	$5,418
The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Note 10 — Commitments and Contingencies
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at September 30, 2009) and a customs bond in the amount of 970 million Indian Rupees (or $20 million at September 30, 2009), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. In November 2008, the Commissioner filed a Special Leave Petition, an Appeal in the Supreme Court of India, appealing the order of the Bombay High Court. NACL has filed an Affidavit-in-reply opposing admission of the Appeal in the Supreme Court of India, and is seeking the return or cancellation of its previously posted custom bond and bank guarantee. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $167 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe audit claims in the range of an additional $15 to $18 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2009, there were approximately 38 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels,” within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge. In August 2009, the court issued a favorable ruling in response to our originating summons stating that drilling operations do not fall within the cabotage laws and that drilling rigs are not vessels for purposes of those laws, and the court also issued an injunction against the defendants prohibiting their interference with our drilling rigs or drilling operations. NIMASA has appealed the court’s ruling. We have asked that NIMASA’s suit against us be dismissed based on this ruling, and this motion is pending. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NIMASA had also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had barred us from participating in new tenders as a result of NIMASA’a allegations. We have requested that the Nigerian Content Division reverse its actions based on the favorable Federal High Court ruling, and we continue to discuss this matter with the Nigerian Content Division. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.
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
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $970 million at September 30, 2009.
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
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have been reviewing these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at September 30, 2009.
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of October 31, 2009, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig, which was recently imported into the country. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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
We incurred legal fees and related costs of $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, and $2 million and $14 million for the three and nine months ended September 30, 2008, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 11 — Segment and Related Information
We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment currently conducts contract drilling operations in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil and West Africa.
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segment for the three and nine months ended September 30, 2009 and 2008 is shown in the following table. The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	Three Months Ended September 30,
	2009			2008
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$896,989	$8,646	$905,635	$852,519	$9,462	$861,981
Depreciation and amortization	100,669	2,576	103,245	90,923	1,748	92,671
Segment operating income	503,962	451	504,413	466,377	1,273	467,650
Interest expense, net of amount capitalized	166	213	379	581	20	601
Income tax provision	80,374	182	80,556	75,179	11,652	86,831
Segment profit	425,120	963	426,083	392,224	(9,702)	382,522
Total assets (at end of period)	7,307,345	782,030	8,089,375	6,197,987	413,170	6,611,157
Capital expenditures	356,447	10,737	367,184	347,207	8,010	355,217

	Nine Months Ended September 30,
	2009			2008
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$2,676,583	$24,075	$2,700,658	$2,475,096	$61,251	$2,536,347
Depreciation and amortization	288,519	7,127	295,646	258,344	5,062	263,406
Segment operating income	1,503,398	928	1,504,326	1,354,405	39,893	1,394,298
Interest expense, net of amount capitalized	516	745	1,261	2,184	248	2,432
Income tax provision	275,418	415	275,833	247,619	8,832	256,451
Segment profit	1,230,303	1,924	1,232,227	1,109,827	32,601	1,142,428
Total assets (at end of period)	7,307,345	782,030	8,089,375	6,197,987	413,170	6,611,157
Capital expenditures	850,575	42,169	892,744	849,226	30,884	880,110

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 12 — Accounting Pronouncements
In April 2009, the FASB updated guidance which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operations.
In April 2009, the FASB also issued updated guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this guidance did not have a material impact on our financial condition or results of operations.
Also in April 2009, the FASB issued updated guidance which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this guidance did not have a material impact on our financial condition or results of operations.
In May 2009, the FASB issued guidance which expands disclosures of subsequent events and requires management to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this guidance did not have a material impact on our financial condition or results of operations.
In June 2009, the FASB issued the following guidance:
•
expanded disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009;

•	revisions to how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009; and
•	modified the GAAP hierarchy and how authoritative guidance is referenced in financial statements. This guidance is effective for annual and interim reporting periods ending after September 15, 2009.
We do not expect our adoption of these new accounting pronouncements will have a material impact on our financial condition or results of operations.
Note 13 — Subsequent Events
On October 1, 2009, we completed a worldwide internal restructuring of the ownership of substantially all of our drilling rigs under a single non-U.S. entity. This worldwide restructuring did not have a material impact on our consolidated financial position, results of operations, or cash flows for the period ended September 30, 2009. As a result of this restructuring, our effective tax rate in future periods will be beneficially impacted, however, the effect of this impact cannot be estimated.
Management has evaluated subsequent events through November 6, 2009, which is the date the consolidated financial statements were filed with the SEC, and has determined that no other material reportable events have occurred between October 1, 2009 and November 6, 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 14 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss, are guarantors of Noble Drilling Corporation’s (“NDC”) 7.50% Senior Notes due 2019. The outstanding principal balance of the 7.50% Senior Notes at September 30, 2009 was $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. Noble-Cayman’s and NHC’s guarantees of the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
In connection with our recently completed worldwide internal restructuring (see Note 13), prior to September 30, 2009, Noble Drilling Services 1 LLC (“NDS1”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-issuer of the 7.50% Senior Notes. Subsequent to September 30, 2009, NDS1 merged with Noble Drilling Services 6 LLC (“NDS6”), also an indirect wholly-owned subsidiary of Noble-Swiss, as part of the internal restructuring. NDS6 was the surviving company in this merger and assumed NDS1’s obligations under, and became a co-issuer of, the 7.50% Senior Notes.
In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. In connection with our recently completed worldwide internal restructuring (see Note 13), subsequent to the end of the quarter, Noble Holding International Limited (“NHIL”), an indirect wholly-owned subsidiary of Noble Cayman and Noble-Swiss, also guaranteed the payment of the 5.875% Senior Notes. NDC’s and NHIL’s guarantees of the 5.875% Senior Notes are full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at September 30, 2009 was $300 million.
In November 2008, NHIL issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at September 30, 2009 was $249 million.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009
(in thousands)
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NDS1, NHIL and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

						Other
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS1	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$184	$11,497	$—	$—	$730,799	$—	$742,481
Accounts receivable	—	19,374	5,387	—	—	692,957	—	717,718
Prepaid expenses	—	843	1	—	—	40,522	—	41,366
Accounts receivable from affiliates	—	—	528,248	231,422	1	1,101,387	(1,787,329)	73,729
Other current assets	—	14,270	1	—	—	151,621	(78,144)	87,748

Total current assets	1	34,671	545,134	231,422	1	2,717,286	(1,865,473)	1,663,042

Property and equipment
Drilling equipment, facilities and other	—	1,869,325	131,369	—	—	6,296,616	—	8,297,310
Accumulated depreciation	—	(113,993)	(76,498)	—	—	(1,900,520)	—	(2,091,011)

Total property and equipment, net	—	1,755,332	54,871	—	—	4,396,096	—	6,206,299

Notes receivable from affiliates	3,461,463	10,363	1,384	—	190,269	1,414,821	(5,078,300)	—
Investments in affiliates	3,762,768	7,748,618	3,664,898	3,538,233	1,026,787	—	(19,741,304)	—
Other assets	2,949	7,422	4,360	1,846	—	262,756	—	279,333

Total assets	$7,227,181	$9,556,406	$4,270,647	$3,771,501	$1,217,057	$8,790,959	$(26,685,077)	$8,148,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	10,962	53,500	38,860	16,067	631	450,107	(78,144)	491,983
Accounts payable to affiliates	285,570	1,501,759	—	—	—	—	(1,787,329)	—

Total current liabilities	296,532	1,555,259	38,860	16,067	631	450,107	(1,865,473)	491,983

Long-term debt	299,865	—	—	249,346	201,695	—	—	750,906
Notes payable to affiliates	129,900	1,164,921	120,000	—	—	3,663,479	(5,078,300)	—
Other liabilities	18,763	37,120	23,137	—	—	344,644	—	423,664

Total liabilities	745,060	2,757,300	181,997	265,413	202,326	4,458,230	(6,943,773)	1,666,553

Commitments and contingencies

Shareholders’ Equity	6,482,121	6,799,106	4,088,650	3,506,088	1,014,731	4,332,729	(19,741,304)	6,482,121

Total liabilities and shareholders’ equity	$7,227,181	$9,556,406	$4,270,647	$3,771,501	$1,217,057	$8,790,959	$(26,685,077)	$8,148,674

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

					Other
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$661	$445	$26	$—	$512,179	$—	$513,311
Accounts receivable	—	26,604	13,099	—	605,137	—	644,840
Prepaid expenses	—	725	1	—	20,481	—	21,207
Accounts receivable from affiliates	32,807	—	562,679	247,174	961,230	(1,803,890)	—
Other current assets	7,395	2,768	8	—	134,524	(83,712)	60,983

Total current assets	40,863	30,542	575,813	247,174	2,233,551	(1,887,602)	1,240,341

Property and equipment
Drilling equipment, facilities and other	—	2,296,241	116,995	—	5,120,012	—	7,533,248
Accumulated depreciation	—	(113,481)	(70,326)	—	(1,702,424)	—	(1,886,231)

Total property and equipment, net	—	2,182,760	46,669	—	3,417,588	—	5,647,017

Notes receivable from affiliates	511,835	20,963	44,159	—	1,757,321	(2,334,278)	—
Investments in affiliates	5,498,928	6,374,623	3,460,873	2,727,556	—	(18,061,980)	—
Other assets	2,957	10,117	6,418	2,017	197,932	—	219,441

Total assets	$6,054,583	$8,619,005	$4,133,932	$2,976,747	$7,606,392	$(22,283,860)	$7,106,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$21,066	$149,998	$—	$22,700	$(21,066)	$172,698
Accounts payable and accrued liabilities	27,452	57,797	40,968	2,075	440,649	(62,646)	506,295
Accounts payable to affiliates	—	1,642,231	—	—	161,659	(1,803,890)	—

Total current liabilities	27,452	1,721,094	190,966	2,075	625,008	(1,887,602)	678,993

Long-term debt	299,837	—	201,695	249,257	—	—	750,789
Notes payable to affiliates	429,900	1,207,421	120,000	—	576,957	(2,334,278)	—
Other liabilities	6,679	42,520	21,394	—	315,709	—	386,302

Total liabilities	763,868	2,971,035	534,055	251,332	1,517,674	(4,221,880)	1,816,084

Commitments and contingencies

Shareholders’ Equity	5,290,715	5,647,970	3,599,877	2,725,415	6,088,718	(18,061,980)	5,290,715

Total liabilities and shareholders’ equity	$6,054,583	$8,619,005	$4,133,932	$2,976,747	$7,606,392	$(22,283,860)	$7,106,799

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2009
(in thousands)

						Other
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS1	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$29,500	$15,015	$—	$—	$841,975	$(11,521)	$874,969
Reimbursables	—	443	—	—	—	22,012	—	22,455
Labor contract drilling services	—	—	—	—	—	7,490	—	7,490
Other	—	51	—	—	—	670	—	721

Total operating revenues	—	29,994	15,015	—	—	872,147	(11,521)	905,635

Operating costs and expenses
Contract drilling services	(10,518)	(2,249)	1,591	3	—	273,536	(11,521)	250,842
Reimbursables	—	89	—	—	—	18,628	—	18,717
Labor contract drilling services	—	—	—	—	—	4,642	—	4,642
Depreciation and amortization	—	7,718	3,026	—	—	92,501	—	103,245
Selling, general and administrative	(6,229)	622	481			27,749		22,623
Loss on involuntary conversion	—	—	—	—	—	2,076	—	2,076

Total operating costs and expenses	(16,747)	6,180	5,098	3	—	419,132	(11,521)	402,145

Operating income (loss)	16,747	23,814	9,917	(3)	—	453,015	—	503,490

Other income (expense)
Equity earnings in affiliates (net of tax)	371,533	324,605	172,466	305,632	8,555	—	(1,182,791)	—
Interest expense, net of amounts capitalized	36,847	(16,185)	(3,782)	(14,592)	—	(30,718)	28,051	(379)
Interest income and other, net	2	—	2	—	—	30,621	(28,051)	2,574

Income before income taxes	425,129	332,234	178,603	291,037	8,555	452,918	(1,182,791)	505,685
Income tax (provision) benefit	—	(15,163)	5,434	—	—	(70,827)	—	(80,556)

Net income	$425,129	$317,071	$184,037	$291,037	$8,555	$382,091	$(1,182,791)	$425,129

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2009
(in thousands)

						Other
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS1	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$113,722	$40,882	$—	$—	$2,508,449	$(47,482)	$2,615,571
Reimbursables	—	1,493	—	—	—	60,474	—	61,967
Labor contract drilling services	—	—	—	—	—	21,843	—	21,843
Other	—	51	—	—	—	1,226	—	1,277

Total operating revenues	—	115,266	40,882	—	—	2,591,992	(47,482)	2,700,658

Operating costs and expenses
Contract drilling services	—	25,348	5,239	29	—	759,618	(47,482)	742,752
Reimbursables	—	820	—	—	—	51,261	—	52,081
Labor contract drilling services	—	—	—	—	—	13,899	—	13,899
Depreciation and amortization	—	24,206	7,738	—	—	263,702	—	295,646
Selling, general and administrative	—	3,643	1,342			55,916		60,901
Loss on asset disposal/involuntary conversion	—	—	—	—	—	31,053	—	31,053

Total operating costs and expenses	—	54,017	14,319	29	—	1,175,449	(47,482)	1,196,332

Operating income (loss)	—	61,249	26,563	(29)	—	1,416,543	—	1,504,326

Other income (expense)
Equity earnings in affiliates (net of tax)	1,207,667	1,154,569	444,078	810,236	8,555	—	(3,625,105)	—
Interest expense, net of amounts capitalized	22,943	(48,486)	(13,517)	(29,530)	—	(6,450)	73,779	(1,261)
Interest income and other, net	1,203	—	2	—	—	77,538	(73,779)	4,964

Income before income taxes	1,231,813	1,167,332	457,126	780,677	8,555	1,487,631	(3,625,105)	1,508,029
Income tax (provision) benefit	383	(16,970)	—	—	—	(259,246)	—	(275,833)

Net income	$1,232,196	$1,150,362	$457,126	$780,677	$8,555	$1,228,385	$(3,625,105)	$1,232,196

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2008
(in thousands)

					Other
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$69,695	$14,583	$—	$779,920	$(29,000)	$835,198
Reimbursables	—	277	41	—	17,769	—	18,087
Labor contract drilling services	—	—	—	—	8,197	—	8,197
Other	—	(10)	—	—	509	—	499

Total operating revenues	—	69,962	14,624	—	806,395	(29,000)	861,981

Operating costs and expenses
Contract drilling services	5,294	10,536	6,171	—	260,728	(29,000)	253,729
Reimbursables	—	254	34	—	16,206	—	16,494
Labor contract drilling services	—	—	—	—	5,410	—	5,410
Depreciation and amortization	—	9,185	1,930	—	81,556	—	92,671
Selling, general and administrative	2,328	1,634	460	—	11,605	—	16,027
Gain on asset disposal, net	—	—	—	—	10,000	—	10,000

Total operating costs and expenses	7,622	21,609	8,595	—	385,505	(29,000)	394,331

Operating income (loss)	(7,622)	48,353	6,029	—	420,890	—	467,650

Other income (expense)
Equity earnings in affiliates (net of tax)	393,270	343,368	71,773	257,505	—	(1,065,916)	—
Interest expense, net of amounts capitalized	(5,047)	(10,138)	(6,388)	—	8,975	11,997	(601)
Interest income and other, net	2,352	1	—	—	11,948	(11,997)	2,304

Income before income taxes	382,953	381,584	71,414	257,505	441,813	(1,065,916)	469,353
Income tax (provision) benefit	(431)	2,176	(2,613)	—	(85,963)	—	(86,831)

Net income	$382,522	$383,760	$68,801	$257,505	$355,850	$(1,065,916)	$382,522

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2008
(in thousands)

					Other
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$185,769	$38,875	$—	$2,267,968	$(76,300)	$2,416,312
Reimbursables	—	1,177	200	—	70,132	—	71,509
Labor contract drilling services	—	—	—	—	47,346	—	47,346
Other	—	(8)	1	—	1,187	—	1,180

Total operating revenues	—	186,938	39,076	—	2,386,633	(76,300)	2,536,347

Operating costs and expenses
Contract drilling services	17,639	29,017	19,022	14	756,725	(76,300)	746,117
Reimbursables	—	1,011	188	—	62,587	—	63,786
Labor contract drilling services	—	—	—	—	37,294	—	37,294
Depreciation and amortization	—	25,314	5,342	—	232,750	—	263,406
Selling, general and administrative	7,532	4,621	1,381	—	43,433	—	56,967
Gain on asset disposal, net	—	—	—	—	(25,521)	—	(25,521)

Total operating costs and expenses	25,171	59,963	25,933	14	1,107,268	(76,300)	1,142,049

Operating income (loss)	(25,171)	126,975	13,143	(14)	1,279,365	—	1,394,298

Other income (expense)
Equity earnings in affiliates (net of tax)	1,180,153	1,046,513	361,425	732,378	—	(3,320,469)	—
Interest expense, net of amounts capitalized	(18,430)	(30,684)	(19,164)	—	27,117	38,729	(2,432)
Interest income and other, net	6,703	1	—	—	39,038	(38,729)	7,013

Income before income taxes	1,143,255	1,142,805	355,404	732,364	1,345,520	(3,320,469)	1,398,879
Income tax (provision) benefit	(827)	6,205	(3,873)	—	(257,956)	—	(256,451)

Net income	$1,142,428	$1,149,010	$351,531	$732,364	$1,087,564	$(3,320,469)	$1,142,428

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009
(in thousands)

						Other
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS1	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	35,925	17,508	30,414	(15,396)	631	1,346,660	—	1,415,742

Cash flows from investing activities
New construction and capital expenditures	—	(457,233)	(14,564)	—	—	(465,322)	—	(937,119)
Repayments of notes from affiliates	—	—	42,775	—	—	331,900	(374,675)	—
Other	—	—	—	—	—	—	—	—

Net cash from investing activities	—	(457,233)	28,211	—	—	(133,422)	(374,675)	(937,119)

Cash flows from financing activities
Payments of other long-term debt	—	—	(150,000)	—	—	(22,700)	—	(172,700)
Advances (to) from affiliates	340,168	471,364	102,846	15,396	(631)	(929,143)	—	—
Repayments of notes to affiliates	(300,000)	(31,900)	—	—	—	(42,775)	374,675	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	—	(60,867)
Other	(15,886)	—	—	—	—	—	—	(15,886)

Net cash from financing activities	(36,585)	439,464	(47,154)	15,396	(631)	(994,618)	374,675	(249,453)

Net increase (decrease) in cash and cash equivalents	(660)	(261)	11,471	—	—	218,620	—	229,170
Cash and cash equivalents, beginning of period	661	445	26			512,179		513,311

Cash and cash equivalents, end of period	$1	$184	$11,497	$—	$—	$730,799	$—	$742,481

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008
(in thousands)

					Other
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	13,755	152,584	318	(14)	1,165,022	—	1,331,665

Cash flows from investing activities
New construction and capital expenditures	—	(563,349)	(5,392)	—	(218,650)	—	(787,391)
Repayments of notes from affiliates	—	—	—	—	(300,000)	300,000	—
Other	—	—	—	—	81,946	(21,065)	60,881

Net cash from investing activities	—	(563,349)	(5,392)	—	(436,704)	278,935	(726,510)

Cash flows from financing activities
Payments on bank credit facilities	(50,000)	—	—	—	—	—	(50,000)
Payments of other long-term debt	—	—	—	—	(7,682)	—	(7,682)
Advances (to) from affiliates	281,832	432,162	5,028	14	(719,036)	—	—
Notes payable to affiliates	300,000	—	—	—	—	(300,000)	—
Repayments of notes to affiliates	—	(21,065)	—	—	—	21,065	—
Dividends paid	(233,638)						(233,638)
Repurchases of ordinary shares	(271,310)	—	—	—	—	—	(271,310)
Other	10,070	—	—	—	—	—	10,070

Net cash from financing activities	36,954	411,097	5,028	14	(726,718)	(278,935)	(552,560)

Net increase (decrease) in cash and cash equivalents	50,709	332	(46)	—	1,600	—	52,595
Cash and cash equivalents, beginning of period	12,544	—	73		148,441		161,058

Cash and cash equivalents, end of period	$63,253	$332	$27	$—	$150,041	$—	$213,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2009, and our results of operations for the three and nine months ended September 30, 2009 and 2008. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, backlog, plans and objectives of management for future operations, foreign currency requirements, industry conditions, taxes and tax rates, advantages of our worldwide internal restructuring and indebtedness covenant compliance are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Consummation of Migration
On March 26, 2009, pursuant to the previously announced Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008 (as amended, the “Merger Agreement”), among Noble-Swiss, Noble-Cayman, and Noble Cayman Acquisition Ltd., a Cayman Islands company and a wholly-owned subsidiary of Noble-Swiss (“Noble-Acquisition”), Noble-Cayman merged by way of schemes of arrangement under Cayman Islands law (the “Schemes of Arrangement”) with Noble-Acquisition, with Noble-Cayman as the surviving company (the “Transaction”). Under the terms of the Schemes of Arrangement, each holder of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction received, through an exchange agent, one Noble-Swiss registered share in exchange for each outstanding Noble-Cayman ordinary share, and Noble-Cayman received, through an exchange agent, a number of newly issued Noble-Cayman ordinary shares equal to the number of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction. Noble-Swiss also issued 15 million Noble-Swiss registered shares to Noble-Cayman in connection with the Transaction that are being held in treasury by a wholly owned subsidiary.
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
In connection with the Transaction, we also decided to relocate our principal executive offices, including selected officers and their personnel, to Geneva, Switzerland. The first phase of this process was completed during the third quarter of 2009.

Worldwide Internal Restructuring
On October 1, 2009, we completed a worldwide internal restructuring of the ownership of substantially all of our drilling rigs under a single non-U.S. entity. The advantages of this restructuring include better alignment of fleet ownership and operation with our predominately international drilling business, facilitation of more efficient fleet deployment on a worldwide basis, and greater efficiency in managing cash and enhancing borrowing opportunities. Additionally, we expect our effective tax rate will be beneficially impacted as a result of this restructuring.
Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located worldwide, currently including the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. Our fleet count includes three rigs currently under construction.
Economic Outlook
While the global macro environment improved during the third quarter 2009 compared to the previous two quarters, the worldwide economy remains uncertain. Oil prices remained steady during the quarter in the $60 to $70 per barrel range; however, prices continue to be subject to volatility. Various economic indicators also continue to be mixed, leading to broad concern about length of the economic recovery. In spite of higher oil prices, we have not seen a substantial increase in demand for offshore drilling services with relatively few new contract commitments signed regardless of water depth. We believe that demand remains strong in the deepwater market segment, but there is little new contract activity across the midwater or shallow water segments. In particular, dayrates for jackup units have decreased up to fifty percent in most regions and utilization has dropped significantly. While we believe that the risk for early contract terminations or defaults under existing contracts has decreased, that risk is not eliminated. We believe the contracting environment will continue to be challenging throughout the remainder of 2009, and possibly into 2010. If the global economy continues to improve and oil prices continue to fluctuate in the current range, we may see increased demand for contract drilling services during 2010. However, due to the introduction of newbuild jackup units into the market, it is possible that dayrates for jackup units may not improve from current levels and could decline further as more units compete for available jobs.
We cannot be certain of the future price of oil or when the global economy will recover. However, we believe that the current reduced demand for hydrocarbons is largely a result of the global financial crisis and that an economic recovery combined with the continued natural decline of worldwide hydrocarbon basins will be positive factors for the demand for future contract drilling services. We continue to believe we are well positioned within the industry. Furthermore, our liquidity and financial strength may create potential acquisition opportunities for us.
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
Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 69 newbuild jackups and 80 deepwater newbuilds are scheduled to be delivered worldwide between November 1, 2009 and 2012. A significant number of these units, particularly among the jackup units, reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation.” The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in commodity prices or the level of demand for our drilling services or increases in the supply of drilling rigs in the market could have an adverse effect on our results of operations.

Results and Strategy
In the third quarter of 2009, we recognized net income of $426 million, or $1.63 per diluted share, on total revenues of $906 million. The average dayrate across our worldwide fleet decreased slightly to $196,900 for the third quarter of 2009 from $198,270 for the second quarter of 2009. Fleetwide average utilization was 83 percent in the third quarter of 2009, as compared to 84 percent in the second quarter of 2009. Daily contract drilling services costs decreased to $56,446 for the third quarter of 2009 from $57,332 for the second quarter of 2009. As a result, our contract drilling services margin remained consistent with the second quarter at 71 percent.
Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the third quarter of 2009, we continued our expansion strategy as indicated by the following activities:
•
we completed construction on the Noble Scott Marks, an F&G JU-2000E enhanced premium independent leg cantilevered jackup, which left the shipyard in the second quarter of 2009 and began operations in the third quarter of 2009;

•
construction continued on three newbuild ultra-deepwater semisubmersibles, the Noble Danny Adkins, completed in October 2009, the Noble Dave Beard, which is scheduled for delivery in the first quarter of 2010, and the Noble Jim Day, which is scheduled for delivery in the second quarter of 2010; and

•	construction continued on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered in the second half of 2011.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of September 30, 2009 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2009 (1)	2010	2011	2012	2013-2017
		(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2)	7,628	$466	$1,984	$1,617	$1,123	$2,438
Jackups/Submersibles (3)	1,262	409	664	188	1	—

Total (4) (5)	$8,890	$875	$2,648	$1,805	$1,124	$2,438

Percent of Available Operating Days Committed (6)		79%	48%	25%	13%	7%

(1)	Represents a three-month period beginning October 1, 2009.

(2)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $340 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex Exploracion y Produccion (“Pemex”) for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for five jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the September 30, 2009 index-based dayrates for periods subsequent to the initial firm dayrate period.

(4)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without any early termination payment. We currently have 13 rigs contracted to Pemex in Mexico, and our backlog includes approximately $738 million related to such contracts at September 30, 2009. Also, our drilling contracts generally give the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so, which is the case with the drilling contract for the Noble Roger Eason. However, we do not believe that the customer will terminate this contract.

(5)
The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010. The drilling contract for the Noble Dave Beard gave the customer the right to terminate the contract if the rig did not commence operations by December 2008 and also gives the customer the right to apply a penalty for delay beyond the date upon which it had the right to cancel. We continue to discuss an extension for commencement and a reduction in penalty for this rig and believe we will come to an accommodation with the client that is acceptable to us.

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
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. The SEC and the DOJ have begun to review these results and information gathered by the independent outside counsel in the course of the investigation. Neither the SEC nor the DOJ has indicated what action it may take, if any, against us or any individual, or whether it may request that the audit committee’s independent outside counsel conduct further investigation. Therefore, we consider the internal investigation to be ongoing and cannot predict when it will conclude. Furthermore, we cannot predict whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or if a proceeding is opened, what potential remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date in our internal investigation, we have not determined that any potential liability that may result is probable or remote or can be reasonably estimated. As a result, we have not made any accrual in our consolidated financial statements at September 30, 2009.

We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of October 31, 2009, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig, which was recently imported into the country. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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
For the Three Months Ended September 30, 2009 and 2008
General
Net income for the three months ended September 30, 2009 (the “Current Quarter”) was $426 million, or $1.63 per diluted share, on operating revenues of $906 million, compared to net income for the three months ended September 30, 2008 (the “Comparable Quarter”) of $383 million, or $1.42 per diluted share, on operating revenues of $862 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2009 and 2008:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,			September 30,
	2009	2008	2009	2008	% Change	2009	2008	% Change

Jackups	80%	91%	3,183	3,444	-8%	$143,388	$150,350	-5%
Semisubmersibles
> 6000’ (3)	98%	95%	631	613	3%	434,435	329,586	32%
Semisubmersibles
< 6000’ (4)	100%	100%	276	276	0%	261,167	237,674	10%
Drillships	100%	67%	276	184	50%	243,186	214,758	13%
Submersibles (5)	42%	67%	78	184	-58%	65,944	55,177	20%

Total	83%	90%	4,444	4,701	-5%	$196,900	$177,683	11%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Operating revenues:
Contract drilling services	$874,969	$835,198	$39,771	5%
Reimbursables (1)	21,511	17,227	4,284	25%
Other	509	94	415	441%

	$896,989	$852,519	$44,470	5%

Operating costs and expenses:
Contract drilling services	$250,842	$253,729	$(2,887)	-1%
Reimbursables (1)	17,811	15,604	2,207	14%
Depreciation and amortization	100,669	90,923	9,746	11%
Selling, general and administrative	21,629	15,886	5,743	36%
Loss on involuntary conversion	2,076	10,000	(7,924)	-79%

	393,027	386,142	6,885	2%

Operating income	$503,962	$466,377	$37,585	8%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the Current Quarter as compared to the Comparable Quarter were primarily driven by increases in average dayrates. Higher average dayrates increased revenues approximately $90 million, while fewer operating days reduced revenues approximately $50 million.
Average dayrates increased 11 percent in the Current Quarter as compared to the Comparable Quarter as we received higher average dayrates across all rig categories except for our jackups, which have been impacted by a softening in the market for shallow water rigs worldwide.
The decrease in operating days in the Current Quarter as compared to the Comparable Quarter was primarily due to an increase in downtime of certain rigs in the Current Quarter. Unpaid shipyard days increased 71 days in the Current Quarter as compared to the Comparable Quarter, as we had eight rigs spend time in the shipyard during the Current Quarter. We had only four rigs with unpaid shipyard days in the Comparable Quarter. Additionally, stacked days increased 278 days as the Noble Byron Welliver, Noble Cees van Diemen, Noble Dick Favor, Noble Don Walker, Noble Joe Alford, Noble Lester Pettus, Noble Lloyd Noble and Noble Tommy Craighead each were stacked for certain periods during the Current Quarter. In the Comparable Quarter, four rigs, the Noble Carl Norberg, Noble Don Walker, Noble Fri Rodli and Noble Roy Butler, spent a significant number of days stacked. The decrease in operating days in the Current Quarter was partially offset by an increase in available days of 184 days for the enhanced premium jackups Noble Hans Deul and Noble Scott Marks, which were added to the fleet in November 2008 and June 2009, respectively. Additionally, the Current Quarter had 92 less available operating days than the Comparable Quarter due to the Noble Fri Rodli being removed from our rig fleet effective March 31, 2009.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $3 million for the Current Quarter as compared to the Comparable Quarter. Our newbuild rigs, the Noble Hans Deul and the Noble Scott Marks, which were added to the fleet in November 2008 and June 2009, respectively, added approximately $4 million of operating costs in the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs decreased $7 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $12 million decrease in labor costs due to the increased number of rigs stacked during the Current Quarter and a $3 million decrease in insurance costs from our insurance program under which we are predominately self-insured. These decreases were partially offset by a $5 million increase in maintenance expenses, coupled with a $3 million increase in mobilization expense.
The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Operating revenues:
Labor contract drilling services	$7,490	$8,197	$(707)	-9%
Reimbursables (1)	944	860	84	10%
Other	212	405	(193)	-48%

	$8,646	$9,462	$(816)	-9%

Operating costs and expenses:
Labor contract drilling services	$4,642	$5,410	$(768)	-14%
Reimbursables (1)	906	890	16	2%
Depreciation and amortization	2,576	1,748	828	47%
Selling, general and administrative	71	141	(70)	-50%

	8,195	8,189	6	0%

Operating income	$451	$1,273	$(822)	-65%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services decreased in the Current Quarter and were impacted by fluctuations in foreign currency exchange rates.

Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $6 million in the Current Quarter as compared to the Comparable Quarter. The increase between periods resulted primarily from a $3 million increase in employee-related costs, $2 million in costs related to our recent re-domestication from the Cayman Islands to Switzerland, a $2 million increase in costs related to our recently completed worldwide internal restructuring, and a $1 million increase in other general and administrative costs. These increases were partially offset by a $2 million reduction in costs incurred in the internal investigation of our Nigerian operations.
Income Tax Provision. The income tax provision decreased $6 million in the Current Quarter primarily due to a lower effective tax rate in the Current Quarter from the Comparable Quarter.  The lower effective tax rate, which was 15.9 percent in the Current Quarter compared to 18.5 percent in the Comparable Quarter, reduced income tax expense by approximately $13 million.  This reduction was partially offset by higher pre-tax earnings, which increased income tax expense by $7 million.  The lower effective tax rate in the Current Quarter resulted from the settlement of discrete tax related items in several jurisdictions.  Excluding the settlement of these issues, our effective tax rate would have been approximately 18.9 percent.

For the Nine Months Ended September 30, 2009 and 2008
General
Net income for the nine months ended September 30, 2009 (the “Current Period”) was $1.2 billion, or $4.70 per diluted share, on operating revenues of $2.7 billion, compared to net income for the nine months ended September 30, 2008 (the “Comparable Period”) of $1.1 billion, or $4.23 per diluted share, on operating revenues of $2.5 billion.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2009 and 2008:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,			September 30,
	2009	2008	2009	2008	% Change	2009	2008	% Change

Jackups	82%	94%	9,502	10,525	-10%	$153,027	$147,554	4%
Semisubmersibles
> 6000’ (3)	97%	95%	1,857	1,822	2%	404,254	314,612	28%
Semisubmersibles
< 6000’ (4)	100%	100%	819	822	0%	253,132	210,695	20%
Drillships	87%	67%	716	548	31%	248,102	160,066	55%
Submersibles (5)	66%	66%	418	545	-23%	61,711	53,161	16%

Total	85%	91%	13,312	14,262	-7%	$196,476	$169,419	16%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Operating revenues:
Contract drilling services	$2,615,571	$2,416,312	$199,259	8%
Reimbursables (1)	59,962	58,039	1,923	3%
Other	1,050	745	305	41%

	$2,676,583	$2,475,096	$201,487	8%

Operating costs and expenses:
Contract drilling services	$742,752	$746,117	$(3,365)	0%
Reimbursables (1)	50,154	50,922	(768)	-2%
Depreciation and amortization	288,517	258,344	30,173	12%
Selling, general and administrative	60,707	55,308	5,399	10%
Loss on asset disposal/involuntary conversion	31,053	10,000	21,053	211%

	1,173,183	1,120,691	52,492	5%

Operating income	$1,503,400	$1,354,405	$148,995	11%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue increases for the Current Period as compared to the Comparable Period were primarily driven by increases in average dayrates. Higher average dayrates increased revenues approximately $386 million, while fewer operating days reduced revenues approximately $187 million.
Average dayrates increased 16 percent in the Current Period as compared to the Comparable Period as we received higher average dayrates across all rig categories.
The decrease in operating days in the Current Period as compared to the Comparable Period was primarily due to downtime of certain rigs in the Current Period. Unpaid shipyard days increased 464 days in the Current Period as compared to the Comparable Period, as we had 18 rigs spend time in the shipyard during the Current Period. We had only seven rigs with unpaid shipyard days in the Comparable Period. Additionally, stacked days increased 619 days as the Noble Byron Welliver, Noble Cees van Diemen, Noble Dick Favor, Noble Don Walker, Noble Fri Rodli, Noble Joe Alford, Noble Lester Pettus, Noble Lloyd Noble and Noble Tommy Craighead each were stacked for certain periods during the Current Period. In the Comparable Period, four rigs, the Noble Carl Norberg Noble Don Walker, Noble Fri Rodli, and the Noble Roy Butler, spent a significant number of days stacked. The decrease in operating days in the Current Period was partially offset by an increase in available days of 371 days for the enhanced premium jackups Noble Hans Deul and Noble Scott Marks, which were added to the fleet in November 2008 and June 2009, respectively. The Current Period also had 184 less available days than the Comparable Period due to the Noble Fri Rodli being removed from our rig fleet effective March 31, 2009. Additionally, the Current Period had one less available operating day than the Comparable Period due to the leap year in 2008, which reduced available days in the Current Period by 54 days.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $3 million in the Current Period as compared to the Comparable Period. Our newbuild rigs, the Noble Hans Deul and the Noble Scott Marks, which were added to the fleet in November 2008 and June 2009, respectively, added approximately $12 million of operating costs in the Current Period. Excluding the additional expenses related to our newbuild rigs, our contract drilling costs decreased $15 million in the Current Period from the Comparable Period. This change was primarily driven by a $34 million decrease in local labor costs due to the increased number of rigs stacked during the Current Period, a $11 million decrease in insurance costs from our insurance program under which we are predominately self-insured, and $1 million in other operating costs and expenses. These decreases were partially offset by a $15 million increase in maintenance expenses, a $9 million increase in mobilization costs and a $7 million increase in miscellaneous transportation and fuel costs.

The increase in depreciation and amortization in the Current Period over the Comparable Period was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Loss on asset disposal/involuntary conversion during the Current Period includes a charge of $17 million for our jackup, the Noble David Tinsley, which experienced a “punch-through” while being positioned on location offshore Qatar. The $17 million charge includes approximately $9 million for the write-off of the damaged legs and $8 million for non-reimbursable expenses. Also during the Current Period, we recorded a charge of $12 million for the Noble Fri Rodli as a result of a decision to evaluate disposition alternatives for this submersible drilling unit.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Operating revenues:
Labor contract drilling services	$21,843	$47,346	$(25,503)	-54%
Reimbursables (1)	2,005	13,470	(11,465)	-85%
Other	227	435	(208)	-48%

	$24,075	$61,251	$(37,176)	-61%

Operating costs and expenses:
Labor contract drilling services	$13,899	$37,294	$(23,395)	-63%
Reimbursables (1)	1,927	12,864	(10,937)	-85%
Depreciation and amortization	7,127	5,062	2,065	41%
Selling, general and administrative	194	1,659	(1,465)	-88%
Gain on asset disposal, net	—	(35,521)	35,521	-100%

	23,147	21,358	1,789	8%

Operating income	$928	$39,893	$(38,965)	-98%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Our labor contract drilling services revenues decreased in the Current Period primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the Comparable Period, we returned the jackup Noble Kolskaya, which was operated under a bareboat charter, to its owner. The drilling contract for the Noble Kolskaya had been terminated and the jackup had been warm stacked since February 2008. Revenues during the Comparable Period related to our North Sea labor contract drilling services business and Noble Kolskaya were $22 million. Revenues associated with our Canadian labor contracts decreased $4 million from the Comparable Period due to a reduction in the number of rigs we operated under labor contracts and fluctuations in foreign currency exchange rates.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased $23 million due to the sale of our North Sea labor contract drilling services business and the return of the Noble Kolskaya to its owner in 2008. Expenses during the Comparable Period related to our North Sea labor contract drilling services business and Noble Kolskaya were $19 million. Operating costs associated with our Canadian labor contracts decreased $4 million from the Comparable Period primarily as a result of fluctuations in foreign currency exchange rates.

Gain on asset disposal, net, for the Comparable Period relates to the sale of our North Sea labor contract drilling services business in April 2008. In connection with this transaction, we recognized a gain of $35 million, net of closing costs, which included approximately $5 million in cumulative currency translation adjustments.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $4 million in the Current Period as compared to the Comparable Period. The increase between periods resulted primarily from $7 million in costs related to our recent re-domestication from the Cayman Islands to Switzerland, a $7 million increase in employee related costs, and a $4 million increase for costs related to our recently completed worldwide internal restructuring, partially offset by a $13 million reduction in costs incurred in the internal investigation of our Nigerian operations, and a $1 million decrease in other general and administrative costs.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized decreased $1 million primarily due to higher capital expenditures, and capitalized interest, in the Current Period as compared to the Comparable Period. Capitalized interest was $42 million for the Current Period as compared to $35 million for the Comparable Period.
Interest Income and Other, net. Interest income and other, net decreased $2 million in the Current Period from the Comparable Period primarily due to foreign currency exchange rate adjustments and lower yields on cash investments during the Current Period partially offset by higher average cash balances.
Income Tax Provision. The income tax provision increased $19 million primarily due to higher pre-tax earnings in the Current Period over the Comparable Period. The higher pre-tax earnings increased income tax expense by $20 million, slightly offset by a lower effective tax rate, which decreased income tax expense by $1 million.
Liquidity and Capital Resources
Overview
Our principal capital resource in the Current Period was net cash from operating activities of $1.5 billion, which compared to $1.3 billion in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to higher net income. At September 30, 2009, we had cash and cash equivalents of $756 million and $600 million available under our bank credit facility described under “Credit Facility and Long-Term Debt” below. We had working capital of $1.1 billion and $561 million at September 30, 2009 and December 31, 2008, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 10.5 percent at September 30, 2009 and 14.9 percent at December 31, 2008. Additionally, at September 30, 2009, we had a total contract drilling services backlog of approximately $8.9 billion. Our backlog reflects a commitment of 79 percent of operating days for the remainder of 2009 and 48 percent for 2010. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
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
Although credit markets have shown improvement in the recent months, the availability of capital and credit to fund the continuation and expansion of industrial business operations worldwide could impact our liquidity and financial condition in the future.  It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions.

During the second quarter of 2009, we reached an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $59 million at September 30, 2009. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. Through the date of this report, the customer has met its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations. In connection with this agreement, during the second quarter of 2009, we reclassified certain amounts from “Accounts receivable” to “Other assets”.
Capital Expenditures
Our primary capital requirement in 2009 will be for capital expenditures. Capital expenditures totaled $893 million and $880 million for the nine months ended September 30, 2009 and 2008, respectively.
At September 30, 2009, we had four rigs under construction, and capital expenditures for new construction in the Current Period totaled $457 million. Capital expenditures for newbuild rigs in the Current Period included $120 million for the Noble Danny Adkins, $122 million for the Noble Jim Day, $107 million for the Noble Dave Beard and $57 million for our Globetrotter-class drillship. Additionally, new construction capital expenditures for the Current Period included $51 million for our remaining newbuilds, which includes the recently completed Noble Scott Marks. Other capital expenditures totaled $342 million in the Current Period, which included approximately $161 million for major upgrade projects. Capitalized major maintenance expenditures, which typically occur every 3 to 5 years, totaled $93 million in the Current Period.
Our total capital expenditure budget for 2009 is approximately $1.3 billion. In connection with our 2009 and future capital expenditure programs, as of September 30, 2009, we had outstanding commitments, including shipyard and purchase commitments, for approximately $970 million. Our remaining 2009 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects as needed.
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
Ordinary Share Repurchases and Dividends
At September 30, 2009, 14.6 million registered shares remained available under the existing authorization for our share repurchase program. Share repurchases for the nine months ended September 30, 2009 totaled 3.7 million shares and were repurchased in open market transactions for approximately $113 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all Noble-Swiss registered shares held by Noble-Swiss and its subsidiaries, including treasury shares, may not exceed 10 percent of Noble-Swiss’ registered share capital without shareholder approval.
Our most recent quarterly payment to shareholders, in the form of a capital reduction, was declared on August 11, 2009 and paid on August 26, 2009 in the amount of approximately $0.094 per share of Noble-Swiss. The declaration and payment of dividends in the future will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors, and must be approved in advance by our shareholders. We have proposed, and our shareholders have approved, to effect distributions on Noble-Swiss shares through a reduction in par value, which could affect the timing of the distribution payments. We may propose additional distributions in the future.

Contributions to Pension Plans
The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the nine months ended September 30, 2009 and 2008, we made contributions to our pension plans totaling $13 million and $17 million, respectively. We expect the aggregate contributions to our non-U.S. and U.S. plans in 2009, subject to applicable law, to be approximately $14 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. In connection with our recently completed worldwide internal restructuring (see Note 13 in Part I, Item I of this quarterly report), our subsidiary, Noble Holding International Limited, issued a subsidiary guarantee under the Credit Facility effective October 1, 2009. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings under the Credit Facility will bear interest (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of September 30, 2009, our ratio of debt to total tangible capitalization was 0.10. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at September 30, 2009. We continually monitor compliance under our Credit Facility covenants and, based on our expectations for 2009, expect to remain in compliance.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At September 30, 2009, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2009, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for the remainder of 2009, expect to remain in compliance during the year.
At September 30, 2009, we had letters of credit of $96 million and performance and tax assessment bonds totaling $298 million supported by surety bonds outstanding. Of the letters of credit outstanding, $53 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our debt decreased to $751 million at September 30, 2009 from $923 million (including current maturities of $173 million) at December 31, 2008, primarily due to the repayment of $173 million principal amount of maturing notes during the first quarter of 2009. Repayments of maturing notes were made with cash on hand at maturity. Other than our outstanding letters of credit and surety bonds discussed above, at September 30, 2009, we had no other off-balance sheet debt or other off-balance sheet arrangements. For additional information on our long-term debt, see Note 5 to our accompanying consolidated financial statements.
New Accounting Pronouncements
In April 2009, the FASB updated guidance which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operations.
In April 2009, the FASB also issued updated guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this guidance did not have a material impact on our financial condition or results of operations.
Also in April 2009, the FASB issued updated guidance which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this guidance did not have a material impact on our financial condition or results of operations.
In May 2009, the FASB issued guidance which expands disclosures of subsequent events and requires management to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this guidance did not have a material impact on our financial condition or results of operations.
In June 2009, the FASB issued the following guidance:
•
expanded disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009;

•	revisions to how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009; and

•	modified the GAAP hierarchy and how authoritative guidance is referenced in financial statements. This guidance is effective for annual and interim reporting periods ending after September 15, 2009.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At September 30, 2009, we had no amounts outstanding under the Credit Facility.
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
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euro and British Pounds. The Euro-denominated forward currency contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted Euro requirements. The British Pound-denominated forward contracts settling in the remainder of 2009 represent approximately 61 percent of our forecasted British Pound requirements. The notional amount of forward contracts outstanding at September 30, 2009 was approximately 7 million Euros and 12 million British Pounds. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $27 million at September 30, 2009. The fair market value of these outstanding forward contracts was $1 million at September 30, 2009. A ten percent change in exchange rates for the Euro and British Pound would change the fair value of these forward contracts by approximately $3 million.
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2009, the aggregate notional amount of the remaining forward contracts was 70 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges. The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $1 million at September 30, 2009. A ten percent change in exchange rates for the Euro would change the fair value of these forward contracts by approximately $10 million.

Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At September 30, 2009, our liability under the Restoration Plan totaled $8 million. During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $8 million at September 30, 2009. A ten percent change in the fair value of the phantom investments would change our liability by approximately $1 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
Item 4. Controls and Procedures
Our Chairman, President and Chief Executive Officer, David W. Williams, and Senior Vice President, Chief Financial Officer, Treasurer and Controller, Thomas L. Mitchell, have evaluated the disclosure controls and procedures for each of Noble-Swiss and Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that the disclosure controls and procedures for each of Noble-Swiss and Noble-Cayman were effective as of September 30, 2009. These disclosure controls and procedures are designed to ensure that information required to be disclosed by each of Noble-Swiss and Noble-Cayman in the reports that they file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 10 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Noble-Cayman in response to Item 1A of Part I of Form 10-K and in the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009 filed by Noble-Swiss and Noble-Cayman in response to Item 1A of Part II of Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases by Noble-Swiss of shares:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs (1)

July 2009	10,518	$33.86	(2)	—	16,619,891
August 2009	1,500,728	$34.68	(3)	1,500,000	15,119,891
September 2009	512,151	$34.90	(4)	500,000	14,619,891

(1)
All share purchases have been made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and that we announced on January 31, 2002. Our repurchase program has no date of expiration.

(2)	Includes 10,518 registered shares at an average price of $33.86 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.

(3)	Includes 728 registered shares at an average price of $34.64 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.

(4)	Includes 12,151 registered shares at an average price of $38.21 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams	November 6, 2009

David W. Williams	Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas L. Mitchell

Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	November 6, 2009

David W. Williams	Date
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

4.2
Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.3
Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.4
Second Supplemental Indenture, dated as of October 1, 2009, among Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, Noble Holding International Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.5
Subsidiary Guaranty Agreement, dated as of October 1, 2009, among Noble Holding International Limited, Noble Corporation and Citibank, N.A., as Administrative Agent (filed as Exhibit 4.4 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

Exhibit
Number		Exhibit

31.1		Certification of David W. Williams Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2		Certification of Thomas L. Mitchell Pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

32.1	+	Certification of David W. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2	+	Certification of Thomas L. Mitchell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

101	+	Interactive Data File

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.