Form 10-K
period 2009-12-31
NOBLE CORP; Noble Corp / Switzerland
filed 2010-02-26
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Dorfstrasse 19A Baar, Switzerland 6430
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Shares, Par Value 4.80 CHF Per Share	New York Stock Exchange
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
P.O. Box 309 GT, Ugland House S. Church Street Georgetown, Grand Cayman Islands, BWI
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (345) 949-8080
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registered shares of Noble Corporation (Switzerland) held by non-affiliates of the registrant was $7.8 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares outstanding at February 18, 2010: Noble Corporation (Switzerland) — 257,375,936.
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement for the 2010 annual general meeting of the shareholders of Noble Corporation (Switzerland) will be incorporated by reference into Part III of this form 10-K.
This Form 10-K is a combined annual report being filed separately by two registrants: Noble Corporation, a Swiss Corporation (“Noble-Swiss”), and its wholly owned subsidiary Noble Corporation, a Cayman Islands Company (“Noble-Cayman”). Noble Cayman meets the conditions set forth in General Instructions I(1) of Form 10-K and is therefore filing this Form 10-K with the abbreviated disclosure format contemplated by paragraphs (a) and (c) of General Instruction I(2) of Form 10-K.

PAGE
PART I

Item 1. Business	2

Item 1A. Risk Factors	9

Item 1B. Unresolved Staff Comments	16

Item 2. Properties	17

Item 3. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	21

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6. Selected Financial Data	26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	44

Item 8. Financial Statements and Supplementary Data	46

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	100

Item 9A. Controls and Procedures	100

Item 9B. Other Information	100

PART III

Item 10. Directors, Executive Officers and Corporate Governance	101

Item 11. Executive Compensation	102

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102

Item 13. Certain Relationships and Related Transactions, and Director Independence	102

Item 14. Principal Accounting Fees and Services	103

PART IV

Item 15. Exhibits, Financial Statement Schedules	103

SIGNATURES	104

Exhibit 10.17
Exhibit 10.18
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
This combined Annual Report on Form 10-K is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Because Noble-Cayman meets the conditions specified in General Instructions I(1) to Form 10-K, it is permitted to use the abbreviated disclosure format for wholly owned subsidiaries of reporting companies set forth in General Instruction I(2) to Form 10-K. Accordingly, Noble-Cayman has omitted from this report the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of Form 10-K and the following items of Part III of Form 10-K: Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions).
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are combined. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-Swiss and its consolidated subsidiaries, including Noble-Cayman, after March 26, 2009 and to Noble-Cayman and its consolidated subsidiaries for periods through March 26, 2009. Noble-Swiss became a successor registrant to Noble-Cayman under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 12g-3 of the Exchange Act as a result of consummation of the Transaction described in Item 1 of Part I of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS.
GENERAL
Noble Corporation, a Swiss corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 mobile offshore drilling units located worldwide. This fleet consists of 13 semisubmersibles, four dynamically positioned drillships, 43 jackups and two submersibles. The fleet count includes two units under construction: one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, and one deepwater dynamically positioned semisubmersible. For additional information on the specifications of the fleet, see “Item 2. Properties. — Drilling Fleet”. As of January 28, 2010, approximately 87 percent of our fleet was deployed in the following areas: Middle East, India, Mexico, the North Sea, Brazil, and West Africa. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
CONSUMMATION OF 2009 MIGRATION
On March 26, 2009, we completed a series of transactions that effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of these transactions, Noble-Cayman, the previous publicly traded Cayman Islands parent holding company, became a direct, wholly-owned subsidiary of Noble-Swiss, the current parent company. Noble-Swiss’ principal asset is 100% of the shares of common stock of Noble-Cayman. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. In connection with this transaction, we relocated our principal executive offices, executive officers and selected personnel to Geneva, Switzerland.
BUSINESS STRATEGY
Our long-standing business strategy is the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. In 2009, we continued our expansion strategy as indicated by the following developments and activities:
•
we completed construction on the Noble Scott Marks, the last of three F&G JU-2000E enhanced premium independent leg cantilevered jackups Noble has added to its fleet since 2007, that began operations in the third quarter of 2009 in the North Sea;

•
we completed construction on the Noble Danny Adkins, an ultra-deepwater semisubmersible, which left the shipyard during the fourth quarter of 2009 and began to operate under a long-term contract in the Gulf of Mexico;

•
we continued construction on two additional newbuild ultra-deepwater semisubmersibles, the Noble Dave Beard, which was completed and left the shipyard in the fourth quarter and is scheduled to commence drilling operations in the first quarter of 2010, and the Noble Jim Day, which is scheduled for delivery in the second quarter of 2010; and

•	we commenced construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered in the second half of 2011.

Newbuild capital expenditures totaled $717 million during 2009.
At the end of 2009, shipyards worldwide reportedly had received commitments to construct 58 jackups and 76 deepwater floaters, including our units. These jackups and floaters are expected to be delivered between 2010 and 2014. The majority of these jackups and floaters reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation.” The introduction of non-contracted rigs into the marketplace could have an adverse affect on the supply of vessels in the marketplace which compete for drilling service contracts and therefore could negatively impact the dayrates we are able to achieve. Our strategy on new construction has typically been to expand our drilling fleet with technologically advanced units only in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. Although we commenced construction of the Globetrotter without a long-term drilling contract in place, we believe that a long-term contract will be achieved in the near term because of the technologically innovative design of the drillship and the strength in the deepwater market.
Part of our growth strategy is to participate in the consolidation of the offshore drilling industry to the extent we believe we can create shareholder value. From time to time, we evaluate other individual rig transactions and business combinations with other parties, and we will continue to consider business opportunities that promote our growth strategy.
In recent years, the drilling industry experienced significant increases in dayrates for drilling services in most market segments, a tightening market for drilling equipment, and a shortage of personnel. This environment drove operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. While the recent global financial crisis has created an environment of uncertainty and downward pressure on both dayrates and certain types of costs, to date it has not had a material effect on many of our costs.
In recognition of the importance of our offshore operations personnel in achieving a safety record that has consistently outperformed the offshore drilling industry sector and to retain such personnel, we have implemented a number of key operations personnel retention programs. We believe these programs will complement our other short and long-term incentive programs to attract and retain the skilled personnel we need to maintain safe and efficient operations.
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
The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases upon the making of an early termination payment to us. Our drilling contracts with Petróleos Mexicanos (“Pemex”) in Mexico, for example, allow early cancellation on 30 days or less notice to us without Pemex making an early termination payment.

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
In addition, many client contracts for newbuild rigs contain termination provisions for late delivery. The drilling contracts for our newbuild rigs currently under construction similarly include provisions that would allow our customers to terminate the contract for late delivery. For example, the drilling contract for the Noble Jim Day, scheduled for delivery in the second quarter of 2010, contains a termination right in the event the rig is not ready to commence operations by December 31, 2010. The drilling contract for the Noble Dave Beard currently gives the customer the right to terminate the contract and also gives the customer the right to apply a penalty for delay beyond the August 2009 delivery date.
During times of depressed market conditions, our customers may seek to avoid or reduce their obligations to us under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.
For a discussion of our backlog of commitments for contract drilling services, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contract Drilling Services Backlog.”
OFFSHORE DRILLING OPERATIONS
Contract Drilling Services
We conduct offshore contract drilling operations, which accounted for approximately 99 percent, 98 percent and 93 percent of operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively. We conduct our contract drilling operations principally in the Middle East, India, U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, and West Africa. Pemex accounted for approximately 23 percent, 20 percent and 15 percent of our total operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues from Royal Dutch Shell plc and its affiliates accounted for 12 percent of total operating revenues during 2009. Royal Dutch Shell plc did not account for more than 10 percent of total operating revenues in either 2008 or 2007. No other single customer accounted for more than 10 percent of our total operating revenues in 2009, 2008 or 2007.
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

We compete on a worldwide basis, but competition may vary by region at any particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and by political considerations and policies.
In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. We cannot assure that any such shortages experienced in the past would not happen again or that any shortages, to the extent currently existing, will not continue or worsen in the future.
GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS
Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, the reduction of greenhouse gas emissions to address climate change, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”), may continue to contribute to oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by oil and gas companies and their need for drilling services and may continue to do so.
The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Many of the other countries in whose waters we operate from time to time also regulate the discharge of oil and other contaminants in connection with drilling operations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply, and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry. However, our business and prospects could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities, results in reduced demand for our services or imposes environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.
The following is a summary of some of the existing laws and regulations to which our business operations are subject:
Spills and Releases. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and analogous state laws and regulations, impose joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” and “operator” of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” However, we have not to date received notification that we are or may be potentially responsible for cleanup costs under CERCLA.

The Oil Pollution Act (“OPA”). The U.S. Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose certain operational requirements on offshore rigs operating in the U.S. Gulf of Mexico and govern liability for leaks, spills and blowouts involving pollutants. The OPA imposes strict, joint and several liability on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities of $350 million, while the liability limit for offshore facilities is equal to all removal costs plus up to $75 million in other damages. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.
Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. We are not aware of any action or event that would subject us to liability under the OPA, and we believe that compliance with the OPA’s financial assurance and other operating requirements will not have a material impact on our operations or financial condition.
Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), and analogous state and local laws and regulations govern the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. RCRA specifically excludes from the definition of hazardous waste drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil and natural gas. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. However, these wastes may be regulated by EPA or state agencies as solid waste. In addition, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils, may be regulated under RCRA as hazardous waste. We do not believe the current costs of managing our wastes, as they are presently classified, to be significant. However, any repeal or modification of the oil and natural gas exploration and production exemption, or modifications of similar exemptions in analogous state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us, as well as our competitors, to incur increased operating expenses with respect to our U.S. operations.
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and analogous state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water. We do not anticipate that compliance with these laws will cause a material impact on our operations or financial condition.
Air Emissions. The Federal Clean Air Act and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and natural gas operations. New facilities may be required to obtain permits before operations can commence, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. Except as outlined below regarding climate change issues, we believe that compliance with the Clean Air Act and analogous state laws and regulations will not have a material impact on our operations or financial condition.

Climate Change. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. On September 22, 2009, the United States Environmental Protection Agency (“EPA”) issued a “Mandatory Reporting of Greenhouse Gases” final rule (“Reporting Rule”). The Reporting Rule establishes a new comprehensive scheme requiring operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a Final Rule finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and welfare of current and future generations. The EPA also found that the combined emissions of these GHGs from new motor vehicles and new motor vehicle engines contribute to pollution that threatens public health and welfare. This Final Rule, also known as the EPA’s Endangerment Finding, does not impose any requirements on industry or other entities directly. However, the EPA must now finalize motor vehicle GHG standards, the effect of which could reduce demand for motor fuels refined from crude oil. Finally, according to the EPA, the final motor vehicle GHG standards will trigger construction and operating permit requirements for stationary sources.
Further, proposed legislation has been introduced in Congress that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on all those countries that had ratified it. International discussions are currently underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2012. While it is not possible at this time to predict how legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.
Safety. The Occupational Safety and Health Act, or OSHA, and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and analogous state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. We believe that we are in substantial compliance with these requirements and with other applicable OSHA requirements.
EMPLOYEES
At December 31, 2009, we had approximately 5,700 employees, including employees engaged through labor contractors or agencies. Approximately 84 percent of our employees were engaged in operations outside of the U.S. and approximately 16 percent were engaged in U.S. operations. We are not a party to any collective bargaining agreements that are material, and we consider our employee relations to be satisfactory.
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
Risk Factors Relating to Our Business
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
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration, development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
•	the political environment of oil-producing regions, including uncertainty or instability resulting from an outbreak or escalation of armed hostilities or acts of war or terrorism;
•	worldwide demand for oil and gas, which is impacted by changes in the rate of economic growth in the U.S. and other non-U.S. economies;
•	the ability of OPEC to set and maintain production levels and pricing;
•	the level of production in non-OPEC countries;
•	the laws and regulations of the various governments regarding exploration and development of their oil and gas reserves;
•	laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change;
•	the cost of exploring for, developing, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	adverse weather conditions (such as hurricanes and monsoons) and seas;
•	the development and exploitation of alternative fuels;
•	tax policy;
•	advances in exploration, development and production technology; and
•	availability of, and access to, suitable acreage bearing hydrocarbons for our customers.
Demand for our drilling services may decrease due to events beyond our control and some of our customers could seek to cancel, terminate or renegotiate their contracts.
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

We may not be able to renew or replace expiring contracts.
We have a number of contracts that will expire in 2010 and 2011. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and the condition of our customers. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be below, perhaps substantially below, the existing dayrates, which could have a material adverse effect on our results of operations and cash flows.
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
The increase in supply created by the number of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the supply attributable to newbuild rigs, especially those being built on speculation, could cause a reduction in future dayrates. In certain markets, for example, we are experiencing competition from newbuild jackups that are scheduled to enter the market in 2010 and beyond. The entry of these newbuild jackups into the market may result in lower marketplace dayrates for jackups. Similarly, there are a number of deepwater newbuilds that are scheduled to enter the market over the next several years, which could also adversely affect the dayrates for these units.
The recent worldwide instability in the financial and credit sectors and economic recession could have a material adverse effect on our financial position, results of operations and cash flows.
The recent worldwide financial and credit situation has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets led to a recession in the United States, Europe and Japan. A slowdown in economic activity caused by a worldwide recession, combined with lower prices for oil and gas, reduced worldwide demand for energy and demand for drilling services. If demand for drilling services declines, we could experience a decline in dayrates for new contracts and a slowing in the pace of new contract activity. Crude oil prices declined significantly in the second half of 2008 after reaching an all-time high. Crude oil prices during 2009 increased over the course of the year, but did not return to the prior historic high levels. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices or material impairment of our customers’ cash flow or liquidity, including their access to capital, could result in lower levels of exploration, development and production activity. Lower levels of exploration activity could result in a corresponding decline in the demand for our drilling services, which could have a material adverse effect on our financial position, results of operations and cash flows. The financial situation may also adversely affect the ability of shipyards to meet scheduled deliveries of our newbuilds and our ability to renew our fleet through new vessel construction projects and conversion projects.

The ongoing global financial and credit situation may impact on our liquidity and financial condition.
The global financial and credit situation and ongoing instability in the global financial system may impact our liquidity and financial condition, and we may face significant challenges if conditions in the financial markets deteriorate. Banks and other lenders have suffered significant losses and have implemented stricter standards for lending, which has contributed to a general restriction on the availability of credit. It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions. The ongoing instability among financial institutions could also impact our lenders and customers, causing them to fail to meet their obligations to us. While the impact of the ongoing instability in the global financial system on our future liquidity and financial condition cannot be predicted, we will continue to monitor it.
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
Failure to complete a rig upgrade or new construction on time, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract. For example, drilling contracts for our newbuild rigs currently under construction include provisions that would allow our customers to terminate the contract if we experience construction or commissioning delays, many of which are beyond our control. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms, or at all. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.

Possible changes in tax laws could affect us and our shareholders.
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
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”). In 2007, we began an internal investigation of the legality under the FCPA of certain activities in Nigeria. Any violation of the FCPA could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. For a discussion of our ongoing internal investigation relating to our operations in Nigeria, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Investigation”.
Failure to attract and retain highly skilled personnel or an increase in personnel costs could hurt our operations.
We require highly skilled personnel to operate and provide technical services and support for our drilling units. As the demand for drilling services and the size of the worldwide industry fleet increases, shortages of qualified personnel have occurred from time to time. These shortages could result in our loss of qualified personnel to competitors, impair our ability to attract and retain qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations.
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

Following Hurricanes Katrina and Rita in 2005, the insurance industry offered reduced coverage for U.S. Gulf of Mexico named windstorm perils at significantly higher premiums designed to recover hurricane-related underwriting losses in an accelerated manner, particularly for companies that have an exposure in the U.S. Gulf of Mexico. The damage sustained to offshore oil and gas assets as a result of Hurricane Ike in 2008 caused the insurance market for U.S. named windstorm perils to deteriorate even further. Consequently, beginning in 2009 we elected to self insure U.S. named windstorm coverage. Our units deployed in the U.S. Gulf of Mexico include six semisubmersibles and two submersibles. We have not yet concluded the March 2010 renewal of our insurance program, but we believe that coverage terms will remain comparable to our expiring insurance program. Accordingly, we plan to continue self insuring U.S. named windstorm perils until such time the insurance market can once again offer terms and pricing that are acceptable to us. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage up to the declared value of each unit. If one or more future significant weather-related events occur in the Gulf of Mexico, or in any other geographic area in which we operate, we may experience further increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include war risk, expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
Governmental laws and regulations, including environmental laws and regulations, may add to our costs or limit our drilling activity.
Our business is affected by public policy and laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.
The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or significantly limit drilling activity. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries. Additionally, there is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases. For further discussion, see “Part I, Item 1. Business — Governmental Regulation and Environmental Matters”. The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs.
Our operations are also subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the U.S. Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that are classified as environmentally hazardous. Laws and regulations protecting the environment have generally become more stringent and in certain circumstances impose “strict liability”, rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.

Our business involves numerous operating hazards.
Our operations are subject to many hazards inherent in the drilling business, including blowouts, fires and collisions or groundings of offshore equipment, and damage or loss from adverse weather and seas. These hazards could cause personal injury or loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved, result in claims by employees, customers or third parties and, in addition to causing environmental damage, could cause substantial damage to oil and natural gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services, or personnel shortages. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies.
Our global operations involve additional risks.
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:
•	terrorist acts, war and civil disturbances;
•	seizure, nationalization or expropriation of property or equipment;
•	monetary policies and foreign currency fluctuations and devaluations;
•	the inability to repatriate income or capital;
•	complications associated with repairing and replacing equipment in remote locations;
•	piracy;
•	import-export quotas, wage and price controls, imposition of trade barriers and other forms of government regulation and economic conditions that are beyond our control;
•	regulatory or financial requirements to comply with foreign bureaucratic actions; and
•	changing taxation policies.
Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•	the importing, exporting, equipping and operation of drilling units;
•	repatriation of foreign earnings;
•	currency exchange controls;
•	oil and gas exploration and development;
•	taxation of offshore earnings and earnings of expatriate personnel; and
•	use and compensation of local employees and suppliers by foreign contractors.
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We have historically operated our drilling units offshore Nigeria under temporary import permits. The permits covering two units currently operating in Nigeria expired in November 2008 and we have pending applications to renew these permits. However, as of February 15, 2010, the Nigerian customs office had not acted upon our applications. We may not be able to obtain these extensions or replacement permits. Even if we are able to obtain these extensions, we may not be able to obtain further extensions or new temporary import permits necessary to continue uninterrupted operations in Nigerian waters for the duration of the units’ drilling contracts. We cannot predict what impact these events may have on any such contract or our business in Nigeria. We cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how such changes may impact our business there. For additional information regarding our ongoing internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part II Item 8. Financial Statements, Note 13 — Commitments and Contingencies.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse affect on our results of operations.

The Nigerian Maritime Administration and Safety Agency (“NIMASA”) is seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. We do not believe that our offshore drilling units are engaged in the Nigerian coastal shipping trade nor that our units are “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008 we filed a declaratory judgment action in the Federal High Court of Nigeria seeking relief from the NIMASA’s attempt to apply the cabotage laws to our operations. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of this surcharge. In August 2009, the court ruled in our favor in our declaratory judgment action. NIMASA has appealed the court’s ruling, but NIMASA’s suit against us was subsequently dismissed. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. We may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
NIMASA has also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had barred us from participating in tenders for new projects as a result of NIMASA’s allegations, but we are currently able to participate based on the court’s ruling in our favor. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved. For additional information regarding these actions relating to the application of the cabotage laws, see “Part II, Item 8. Financial Statements, Note 13 — Commitments and Contingencies.”
Governmental action, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.
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

Risk Factors Relating to Our Shareholders
U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.
A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and certain rents and royalties, but does not include income derived from the performance of services.
We believe that we have not been and will not be a PFIC with respect to any taxable year. Based upon our operations as described herein in this report on Form 10-K, we believe that our income from offshore contract drilling services should be treated as services income for purposes of determining whether we are a PFIC. Accordingly, we believe that our income from our offshore contract drilling services should not constitute “passive income,” and the assets that we own and operate in connection with the production of that income should not constitute passive assets.
There is significant legal authority supporting this position, including statutory provisions, legislative history, case law and U.S. Internal Revenue Service, or IRS, pronouncements concerning the characterization, for other tax purposes, of income derived from services where a substantial component of such income is attributable to the value of the property or equipment used in connection with providing such services. It should be noted, however, that a recent case and an IRS pronouncement that relies on the recent case characterize income from time chartering of vessels as rental income rather than services income for other tax purposes. However, we believe that the terms of the time charters in the recent case differ in material respects from the terms of our drilling contracts with customers. No assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we are a PFIC.
If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences. Under the PFIC rules, unless a shareholder makes certain elections available under the Internal Revenue Code of 1986, as amended (which elections could themselves have adverse consequences for such shareholder), such shareholder would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions (as defined for U.S. tax purposes) and upon any gain from the disposition of our shares, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our shares.
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
DRILLING FLEET
Our fleet is composed of the following types of units: semisubmersibles, dynamically positioned drillships, independent leg cantilevered jackups and submersibles. Each type is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and ocean floor conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.
Semisubmersibles
Our semisubmersible fleet consists of 13 units, including:
•	five units that have been converted to Noble EVA-4000™ semisubmersibles;
•
three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles (including the Noble Dave Beard, which was recently completed and will begin operating under contract during the first quarter of 2010);

•	two Pentagone 85 semisubmersibles;
•	two Bingo 9000 design units (the Noble Danny Adkins, which began operating under contract during October 2009 and the Noble Jim Day, which is currently under construction); and
•	one semisubmersible capable of operating in harsh environments.
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
Dynamically Positioned Drillships
We have four dynamically positioned drillships in the fleet, including our dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship under construction. Drillships are ships that are equipped for drilling and are typically self-propelled. These units are positioned over the well through the use of a computer- controlled dynamic positioning system. Two drillships, the Noble Leo Segerius and the Noble Roger Eason, are capable of drilling in water depths up to 5,600 feet and 7,200 feet, respectively. The Noble Muravlenko is capable of drilling in water depths up to 4,900 feet.
In September 2008 we signed contracts for the construction of a new, dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship. The drillship, which is currently scheduled to be delivered in the second half of 2011, will have the capacity to drill vertically 40,000 feet and will be capable of drilling in water depths up to 10,000 feet.

Independent Leg Cantilevered Jackups
We currently have 43 jackups in the fleet. Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between eight and 400 feet, depending on the jackup.
Submersibles
We have two submersibles in the fleet. Submersibles are mobile drilling platforms that are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Our submersibles are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 12 and 70 feet, depending on the submersible.
During March 2009, we decided to remove the Noble Fri Rodli from the fleet. In connection with this removal, we recognized a $12 million impairment charge related to the decision to evaluate disposition alternatives.
Drilling Fleet Table
The following table sets forth certain information concerning our offshore fleet at January 28, 2010. The table does not include any units owned by operators for which we had labor contracts. We operate and own all of the units included in the table.

Drilling Fleet Table

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Semisubmersibles - 13
Noble Paul Wolff	Noble EVA-4000™ - DP	2006 R	9,200	30,000	Brazil	Active
Noble Paul Romano	Noble EVA-4000™	1998R/2007M	6,000	32,500	U.S. Gulf of Mexico	Active
Noble Amos Runner	Noble EVA-4000™	1999R/2008M	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999R/2006M	6,000	32,500	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	Mexico	Active
Noble Homer Ferrington	F&G 9500 Enhanced Pacesetter	2004 R	7,200	30,000	Libya	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (3)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard	F&G 9500 Enhanced Pacesetter - DP	2008 R	10,000	35,000	Brazil	Contracted
Noble Danny Adkins	Bingo 9000 - DP	2009 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Jim Day	Bingo 9000 - DP	2009 R	12,000	35,000	Singapore	Shipyard/Contracted
Dynamically Positioned Drillships - 4
Noble Roger Eason	NAM Nedlloyd - C	2005 R	7,200	25,000	Brazil	Active
Noble Leo Segerius	Gusto Engineering Pelican Class	2002 R	5,600	20,000	Brazil	Active
Noble Muravlenko	Gusto Engineering Pelican Class	1997 R	4,900	20,000	Brazil	Active
Globetrotter (3)	Globetrotter Class	2011 N	10,000	30,000	China	Shipyard
Independent Leg Cantilevered Jackups - 43
Noble Bill Jennings	MLT Class 84 - E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Eddie Paul	MLT Class 84 - E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Leonard Jones	MLT Class 53 - E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Julie Robertson (3) (4)	Baker Marine Europe Class	2001 R	390	25,000	U.K.	Active
Noble Al White (3)	CFEM T-2005-C	2005 R	360	30,000	The Netherlands	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Byron Welliver (3)	CFEM T-2005-C	1982	300	30,000	Denmark	Active
Noble Roy Butler (5)	F&G L-780 MOD II	1998 R	300	25,000	Mexico	Active
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Cameroon	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	Qatar	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	India	Active
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Gus Androes	Levingston Class 111-C	2004 R	300	30,000	Qatar	Active
Noble Lewis Dugger	Levingston Class 111-C	1997 R	300	25,000	Mexico	Active
Noble Ed Holt	Levingston Class 111-C	2003 R	300	25,000	India	Active
Noble Sam Noble	Levingston Class 111-C	1982	300	25,000	Mexico	Active
Noble Gene Rosser	Levingston Class 111-C	1996 R	300	25,000	Mexico	Active
Noble John Sandifer	Levingston Class 111-C	1995 R	300	25,000	Mexico	Active
Noble Harvey Duhaney	Levingston Class 111-C	2001 R	300	25,000	Qatar	Active
Noble Mark Burns	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Cees van Diemen	Modec 300C-38	2004 R	300	25,000	Qatar.	Active
Noble David Tinsley	Modec 300C-38	2004 R	300	25,000	U.A.E.	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Qatar	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Roy Rhodes	MLT Class 116-C	1979	300	25,000	U.A.E.	Active
Noble Charles Copeland	MLT Class 82-SD-C	2001 R	280	20,000	U.A.E.	Active
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Nigeria	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Mexico	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	U.A.E.	Active
Noble George Sauvageau (3)	NAM Nedlloyd-C	1981	250	25,000	The Netherlands	Active
Noble Ronald Hoope (3)	MSC/CJ-46	1982	250	25,000	The Netherlands.	Active
Noble Lynda Bossler (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Piet van Ede (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	Bahrain	Active
Noble Don Walker	Baker Marine BMC 150-SD	1992 R	150	20,000	Cameroon	Active
Dhabi II	Baker Marine BMC 150	2006 R	150	20,000	U.A.E.	Active
Noble Roger Lewis (3) (6)	F&G JU-2000E	2007	400	30,000	Qatar	Active
Noble Hans Deul (3)	F&G JU-2000E	2009 N	400	30,000	The Netherlands	Active
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	U.K.	Active
Submersibles - 2
Noble Joe Alford	Pace Marine 85G	2006 R	70	25,000	U.S. Gulf of Mexico	Stacked
Noble Lester Pettus	Pace Marine 85G	2007 R	70	25,000	U.S. Gulf of Mexico	Stacked
See footnotes on the following page.

Footnotes to Drilling Fleet Table

1.
Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

2.
Rigs listed as “active” were either operating under contract as of January 28, 2010 or were actively seeking contracts; rigs listed as “contracted” have signed contracts or have letters of intent with operators but have not begun drilling operations; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and are not actively marketed in present market conditions.

3.	Harsh environment capability.

4.
Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 200 feet of water in a harsh environment. We own the additional leg sections required to extend the drilling depth capability to 390 feet of water.

5.
Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional leg sections required to extend the drilling depth capability to 300 feet of water.

6.
Although designed for a water depth rating of 400 feet of water, the rig is currently equipped with legs adequate to drill in approximately 225 feet of water. We own the additional leg sections required to extend the drilling depth capability to 400 feet of water, and we intend to install these extensions during 2010.

FACILITIES
Our corporate office is located in Baar, Switzerland. In addition, we maintain executive offices for executive officers and selected personnel in Geneva, Switzerland. We also maintain office space in Sugar Land, Texas where significant worldwide global support activity occurs. We lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment, in Sugar Land, Texas; New Orleans and Lafitte, Louisiana; Leduc, Alberta and St. John’s, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Ivory Coast; Mexico City and Ciudad del Carmen, Mexico; Doha, Qatar; Abu Dhabi and Dubai, U.A.E.; Beverwijk and Den Helder, The Netherlands; Norfolk, England; Macae and Rio de Janiero, Brazil; Dalian, China; Jurong, Singapore; and Esjberg, Denmark. Noble Cayman also owns certain tracts of land, including office and administrative buildings and warehouse facilities, in Bayou Black, Louisiana and Aberdeen, Scotland.

ITEM 3.	LEGAL PROCEEDINGS.
Information regarding legal proceedings is set forth in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Shares and Related Member Information
Noble-Swiss shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends declared and paid in U.S. dollars per share:

			Dividends
			Declared and
	High	Low	Paid

2009
Fourth quarter	$44.78	$36.15	$0.05
Third quarter	39.39	28.14	0.09
Second quarter	37.03	24.16	—
First quarter	28.48	20.81	0.04

2008
Fourth quarter	$42.96	$20.62	$0.04
Third quarter	65.78	41.27	0.04
Second quarter	67.98	50.49	0.79
First quarter	57.01	42.11	0.04
The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and our shareholders.

On February 18, 2010, there were 257,375,936 of our shares outstanding held by 1,675 shareholder accounts of record.
Swiss Tax Consequences to Shareholders of Noble
The tax consequences discussed below are not a complete analysis or listing of all the possible tax consequences that may be relevant to shareholders of Noble. Shareholders should consult their own tax advisors in respect of the tax consequences related to receipt, ownership, purchase or sale or other disposition of our shares and the procedures for claiming a refund of withholding tax.
Swiss Income Tax on Dividends and Similar Distributions
A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. However, dividends and similar distributions are subject to Swiss withholding tax. See “—Swiss Withholding Tax-Distributions to Shareholders.”
Swiss Wealth Tax
A non-Swiss holder will not be subject to Swiss wealth taxes unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder.
Swiss Capital Gains Tax upon Disposal of Shares
A non-Swiss holder will not be subject to Swiss income taxes for capital gains unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. In such case, the non-Swiss holder is required to recognize capital gains or losses on the sale of such shares, which will be subject to cantonal, communal and federal income tax.
Swiss Withholding Tax—Distributions to Shareholders
A Swiss withholding tax of 35 percent is due on dividends and similar distributions to our shareholders from us, regardless of the place of residency of the shareholder (subject to the exceptions discussed under “—Exemption from Swiss Withholding Tax-Distributions to Shareholders” below). We will be required to withhold at such rate and remit on a net basis any payments made to a holder of our shares and pay such withheld amounts to the Swiss federal tax authorities. Please see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions.”
Exemption from Swiss Withholding Tax—Distributions to Shareholders
Under present Swiss tax law, distributions to shareholders in relation to a reduction of par value are exempt from Swiss withholding tax. Beginning on January 1, 2011, distributions to shareholders out of qualifying additional paid-in capital for Swiss statutory purposes are as a matter of principle exempt from the Swiss withholding tax. The particulars of this general principle are, however, subject to regulations partly still to be promulgated by the competent Swiss authorities; it will further require that the current draft corporate law bill, which proposes an overhaul of certain aspects of Swiss corporate law, be modified in the upcoming legislative process to reflect the recent change in the tax law. On March 27, 2009, the aggregate amount of par value and qualifying additional paid-in capital of our outstanding shares was CHF 1.4 billion and CHF 8.7 billion, respectively. Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

Repurchases of Shares
Under present Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to the 35 percent Swiss withholding tax. However, for shares repurchased for capital reduction, the portion of the repurchase price attributable to the par value of the shares repurchased will not be subject to the Swiss withholding tax. Beginning on January 1, 2011, subject to the adoption of implementing regulations and amendments to Swiss corporate law, the portion of the repurchase price attributable to the qualifying additional paid-in capital for Swiss statutory reporting purposes of the shares repurchased will also not be subject to the Swiss withholding tax. We would be required to withhold at such rate the tax from the difference between the repurchase price and the related amount of par value and, beginning on January 1, 2011, subject to the adoption of implementing regulations and amendments to Swiss corporate law, the related amount of qualifying additional paid-in capital. We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of our shares and pay the withholding tax to the Swiss federal tax authorities.
With respect to the refund of Swiss withholding tax from the repurchase of shares, see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions” below.
In most instances, Swiss companies listed on the SIX Swiss Exchange (“SIX”), carry out share repurchase programs through a “second trading line” on the SIX. Swiss institutional investors typically purchase shares from shareholders on the open market and then sell the shares on the second trading line back to the company. The Swiss institutional investors are generally able to receive a full refund of the withholding tax. Due to, among other things, the time delay between the sale to the company and the institutional investors’ receipt of the refund, the price companies pay to repurchase their shares has historically been slightly higher (but less than one percent) than the price of such companies’ shares in ordinary trading on the SIX first trading line.
We do not expect to be able to use the SIX second trading line process to repurchase our shares because we do not intend to list our shares on the SIX. We do, however, intend to follow an alternative process whereby we expect to be able to repurchase our shares in a manner that should allow Swiss institutional market participants selling the shares to us to receive a refund of the Swiss withholding tax and, therefore, accomplish the same purpose as share repurchases on the second trading line at substantially the same cost to us and such market participants as share repurchases on a second trading line.
The repurchase of shares for purposes other than capital reduction, such as to retain as treasury shares for use in connection with stock incentive plans, convertible debt or other instruments within certain periods, will generally not be subject to Swiss withholding tax.
Refund of Swiss Withholding Tax on Dividends and Other Distributions
Swiss holders — A Swiss tax resident, corporate or individual, can recover the withholding tax in full if such resident is the beneficial owner of our shares at the time the dividend or other distribution becomes due and provided that such resident reports the gross distribution received on such resident’s income tax return, or in the case of an entity, includes the taxable income in such resident’s income statement.
Non-Swiss holders — If the shareholder that receives a distribution from us is not a Swiss tax resident, does not hold our shares in connection with a permanent establishment or a fixed place of business maintained in Switzerland, and resides in a country that has concluded a treaty for the avoidance of double taxation with Switzerland for which the conditions for the application and protection of and by the treaty are met, then the shareholder may be entitled to a full or partial refund of the withholding tax described above. The procedures for claiming treaty refunds (and the time frame required for obtaining a refund) may differ from country to country.
Switzerland has entered into bilateral treaties for the avoidance of double taxation with respect to income taxes with numerous countries, including the U.S., whereby under certain circumstances all or part of the withholding tax may be refunded.
U.S. residents — The Swiss-U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15 percent (leading to a refund of 20 percent) or a 100 percent refund in the case of qualified pension funds.
As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of:
•	beneficial ownership,
•	U.S. residency, and
•	meeting the U.S.-Swiss tax treaty’s limitation on benefits requirements.

The claim for refund must be filed with the Swiss federal tax authorities (Eigerstrasse 65, 3003 Berne, Switzerland), not later than December 31 of the third year following the year in which the dividend payments became due. The relevant Swiss tax form is Form 82C for companies, 82E for other entities and 82I for individuals. These forms can be obtained from any Swiss Consulate General in the U.S. or from the Swiss federal tax authorities at the address mentioned above. Each form needs to be filled out in triplicate, with each copy duly completed and signed before a notary public in the U.S. Evidence that the withholding tax was withheld at the source must also be included.
Stamp duties in relation to the transfer of shares — The purchase or sale of our shares may be subject to Swiss federal stamp taxes on the transfer of securities irrespective of the place of residency of the purchaser or seller if the transaction takes place through or with a Swiss bank or other Swiss securities dealer, as those terms are defined in the Swiss Federal Stamp Tax Act and no exemption applies in the specific case. If a purchase or sale is not entered into through or with a Swiss bank or other Swiss securities dealer, then no stamp tax will be due. The applicable stamp tax rate is 0.075 percent for each of the two parties to a transaction and is calculated based on the purchase price or sale proceeds. If the transaction does not involve cash consideration, the transfer stamp duty is computed on the basis of the market value of the consideration.
Purchases of Shares
The following table sets forth for the periods indicated certain information about shares that we purchased:

					Total Number of	Maximum Number
					Shares Purchased	of Shares that May
	Total Number		Average		as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid		Announced Plans	Under the Plans
Period	Purchased		per Share		or Programs	or Programs (1)
October 2009	2,690	(2)	$41.81	(2)	—	14,619,891
November 2009	1,259,279	(3)	$42.43	(3)	1,250,000	13,369,891
December 2009	502,981	(4)	$41.14	(4)	500,000	12,869,891

(1)
All share purchases have been made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and that we announced on January 31, 2002. Our repurchase program has no date of expiration.

(2)	Includes 2,690 registered shares at an average price of $41.81 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.

(3)	Includes 9,279 registered shares at an average price of $42.37 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.

(4)	Includes 2,981 registered shares at an average price of $41.99 per share acquired by surrender to us by employees for withholding taxes payable upon the vesting of restricted stock.

Stock Performance Graph
This graph shows the cumulative total shareholder return of our shares over the five-year period from January 1, 2005 to December 31, 2009. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on January 1, 2005 and that all dividends were reinvested on the date of payment.

	INDEXED RETURNS
	Years Ending December 31,
Company Name / Index	2004	2005	2006	2007	2008	2009
Noble Corporation	$100.00	$142.04	$153.68	$228.67	$90.92	$168.44
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones U.S. Oil Equipment & Services	100.00	151.75	172.19	249.58	101.59	167.77
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
The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2009, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$3,640,784	$3,446,501	$2,995,311	$2,100,239	$1,382,137
Net income	1,678,642	1,560,995	1,206,011	731,866	296,696
Net income per share:
Basic	6.44	5.85	4.49	2.68	1.09
Diluted	6.42	5.81	4.45	2.65	1.08

Balance Sheet Data (at end of period)
Cash and marketable securities	$735,493	$513,311	$161,058	$61,710	$166,302
Property and equipment, net	6,634,452	5,647,017	4,795,916	3,858,393	2,999,019
Total assets	8,396,896	7,106,799	5,876,006	4,585,914	4,346,367
Long-term debt	750,946	750,789	774,182	684,469	1,129,325
Total debt (1)	750,946	923,487	784,516	694,098	1,138,297
Shareholders’ equity	6,788,432	5,290,715	4,308,322	3,228,993	2,731,734

Other Data
Net cash from operating activities	$2,136,716	$1,888,192	$1,414,373	$988,715	$529,010
Net cash from investing activities	(1,495,059)	(1,129,293)	(1,223,873)	(349,910)	(1,147,411)
Net cash from financing activities	(419,475)	(406,646)	(91,152)	(698,940)	681,456
Capital expenditures	1,431,498	1,231,321	1,287,043	1,122,061	545,095
Working capital	1,049,243	561,348	367,419	143,720	263,120
Cash dividends/par value reduction declared per share (2) (3)	0.18	0.91	0.12	0.08	0.05

(1)	Consists of Long-Term Debt and Current Maturities of Long-Term Debt.

(2)	The cash dividend declared in 2008 includes a special dividend of $0.75 per share.

(3)
During the third quarter of 2009, we began paying a return on capital in the form of par value reductions, in lieu of dividends, based upon an amount in Swiss Francs. Amounts listed are in US dollars at the exchange rate that the dividend was paid.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion is intended to assist you in understanding our financial position at December 31, 2009 and 2008, and our results of operations for each of the years in the three-year period ended December 31, 2009. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.
EXECUTIVE OVERVIEW
Our 2009 financial and operating results include:
•	operating revenues totaling $3.6 billion;

•	net income of $1.7 billion or $6.42 per diluted share;

•	net cash from operating activities totaling $2.1 billion;

•	an increase in our average dayrate across our worldwide fleet to $197,143 from $174,506 in 2008;

•	a decrease in debt to 10.0 percent of total capitalization at the end of 2009, down from 14.9 percent at the end of 2008.
While the global macro environment improved during the second half of 2009, the worldwide economy remains uncertain. Oil prices remained steady during the third and fourth quarter in the $70 to $80 per barrel range; however, prices continue to be volatile. Various economic indicators also continue to be mixed, leading to broad concern about the length of the economic recovery. In spite of recent increases in oil prices, we have not seen a substantial increase in demand for offshore drilling services with relatively few new contract commitments signed regardless of water depth. We believe that demand remains strong in the deepwater market segment, but there is little new contract activity across the midwater or shallow water segments. In particular, dayrates for jackup units have decreased up to fifty percent in most regions and utilization has decreased. While we believe that the risk for early contract terminations or defaults under existing contracts has decreased over the course of the year, the risk has not been eliminated. If the global economy continues to improve and oil prices continue to stabilize in the current range, we may see increased demand for contract drilling services during 2010. However, due to the introduction of newbuild jackup units into the market, it is possible that dayrates for jackup units may not improve from current levels and could decline further as more units compete for available jobs.
We cannot be certain of the future price of oil or the extent to which or when the global economy will recover. However, we believe that the current reduced demand for hydrocarbons is largely a result of the ongoing global financial uncertainty and that an economic recovery combined with the continued natural decline of worldwide hydrocarbon basins will be positive factors for the demand for future contract drilling services. We continue to believe we are well positioned within the industry. Furthermore, our liquidity and financial strength may create potential acquisition opportunities for us.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Our results of operations depend on activity in the oil and gas production and development markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in greater demand for our services and lower oil and gas prices result in reduced demand for our services.
Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 58 newbuild jackups and 76 deepwater newbuilds are planned or under construction with scheduled delivery dates in 2010 and beyond. A significant number of these units, particularly among the jackup units, reportedly do not have a contractual commitment from a customer and are referred to in the offshore drilling industry as “being built on speculation.” The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
In addition, as a result of recent exploration discoveries offshore Brazil, Petroleo Brasileiro S.A.(“Petrobras”), the Brazilian national oil company, has announced a plan to construct up to 28 deepwater rigs in Brazil. Petrobras has announced that they will finance and own the first nine of these additional rigs. Petrobras may seek long-term contracts for the remaining 19 rigs to support construction and to allow drilling contractors to bid for the opportunity to supply up to four rigs per contractor. Currently there is not a deepwater drilling rig construction industry in Brazil. As a result, if new shipyards are built, construction prices for new rigs built in such shipyards could exceed the price of an equivalent rig built in an existing yard outside of Brazil. At current market dayrates, economic returns on these units may be challenged. We cannot predict how many contractors will participate in the bidding process or how many deepwater units may ultimately be constructed in Brazil. This potential increase in supply could also adversely impact overall industry dayrates and economics.
We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in commodity prices or the level of demand for our drilling services or increases in the supply of drilling rigs in the market could have an adverse effect on our results of operations.

Our long-standing business strategy is the active expansion of our worldwide offshore drilling and deepwater capabilities through acquisitions, upgrades and modifications, and the deployment of drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. In 2009, we continued our expansion strategy as indicated by the following developments and activities:
•
we completed construction on the Noble Scott Marks, the last of three F&G JU-2000E enhanced premium independent leg cantilevered jackups Noble has added to its fleet since 2007, that began operations in the third quarter of 2009 in the North Sea;

•
we completed construction on the Noble Danny Adkins, an ultra-deepwater semisubmersible, which left the shipyard during the fourth quarter of 2009 and commenced operating under a long-term contract in the Gulf of Mexico;

•
we continued construction on two additional newbuild ultra-deepwater semisubmersibles, the Noble Dave Beard, which was completed and left the shipyard in the fourth quarter and is scheduled to commence drilling operations in the first quarter of 2010, and the Noble Jim Day, which is scheduled for delivery in the second quarter of 2010; and

•	we commenced construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered in the second half of 2011.
Newbuild capital expenditures totaled $717 million during 2009.
CONSUMMATION OF MIGRATION AND INTERNAL RESTRUCTURING
On March 26, 2009, we completed a series of transactions that effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of these transactions, Noble-Cayman, the previous publicly traded Cayman Islands parent holding company, became a direct, wholly-owned subsidiary of Noble-Swiss, the current parent Company. Noble-Swiss’ principal asset is 100% of the shares of common stock of Noble-Cayman. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. In connection with this transaction, we relocated our principal executive offices, executive officers and selected personnel to Geneva, Switzerland.
On October 1, 2009, we completed a worldwide internal restructuring of the ownership of substantially all of our drilling rigs under a single non-U.S. entity. The advantages of this restructuring include better alignment of fleet ownership and operation with our predominately non-U.S. drilling business, facilitation of more efficient fleet deployment on a worldwide basis, and greater efficiency in managing cash and enhancing borrowing opportunities. Additionally, our effective tax rate has been beneficially impacted as a result of this restructuring.

CONTRACT DRILLING SERVICES BACKLOG
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of December 31, 2009 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2010	2011	2012	2013	2014-2016
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (1)	7,115	$2,042	$1,609	$1,070	$1,020	$1,374
Jackups/Submersibles (2)	973	773	199	1	—	—

Total (3) (4)	$8,088	$2,815	$1,808	$1,071	$1,020	$1,374

Percent of Available Operating Days Committed (5)		54%	26%	13%	13%	6%

(1)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 and 2011, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $299 million attributable to these performance bonuses.

(2)
Our drilling contracts with Pemex for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for five jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the December 31, 2009 index-based dayrates for periods subsequent to the initial firm dayrate period.

(3)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without any early termination payment. We currently have 13 rigs contracted to Pemex in Mexico, and our backlog includes approximately $550 million related to such contracts at December 31, 2009. Also our drilling contracts generally give the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so, which is the case with the drilling contract for the Noble Roger Eason. However, based on communications to date with the customer we do not believe that the customer will terminate this contract.

(4)
The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010. The drilling contract for the Noble Dave Beard currently gives the customer the right to terminate the contract and also gives the customer the right to apply a penalty for delay beyond the August 2009 delivery date.

(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2010 through 2011.
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

The amount of actual revenues earned and the actual periods during which revenues are earned may differ from the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the future periods for which the backlog is calculated.
INTERNAL INVESTIGATION
Since June 2007, we have been conducting, with the assistance of independent outside counsel engaged by our audit committee, an internal investigation relating to our Nigerian operations. The investigation has focused on the legality under the FCPA, and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. The scope of the investigation has also included our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations or violations of other laws or regulations may not be uncovered through the investigation.
We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of the independent investigation. We have been cooperating, and intend to continue to cooperate fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business or financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. Since June 2008, the SEC and the DOJ have reviewed these results and information gathered by the independent outside counsel in the course of the investigation. We consider the matter to be ongoing and cannot predict (a) when it will conclude, (b) whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or (c) if a proceeding is opened, what potential sanctions, penalties or other remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date, we believe it is probable that we will have to pay an amount to settle this matter with the DOJ and SEC, however, we are not in a position to estimate any potential liability that may result and, as a result, we have not made any accrual in our consolidated financial statements at December 31, 2009.
Notwithstanding that the investigation is ongoing, we concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or U.S. officials, we adopted additional measures intended to enhance FCPA compliance procedures. Further measures may be required once the investigation matter is concluded.
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of February 15, 2010, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig, which was recently imported into the country. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

RESULTS OF OPERATIONS
2009 Compared to 2008
General
Net income for 2009 was $1.7 billion, or $6.42 per diluted share, on operating revenues of $3.6 billion, compared to net income for 2008 of $1.6 billion, or $5.81 per diluted share, on operating revenues of $3.4 billion.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2009 and 2008:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2009	2008	2009	2008	% Change	2009	2008	% Change

Jackups	82%	92%	12,719	13,879	-8%	$147,701	$148,532	-1%
Semisubmersibles > 6000’ (3)	98%	96%	2,578	2,466	5%	417,177	327,558	27%
Semisubmersibles < 6000’ (4)	100%	100%	1,095	1,098	0%	253,557	220,475	15%
Drillships	91%	67%	993	732	36%	254,084	201,819	26%
Submersibles (5)	51%	66%	418	729	-43%	61,711	54,106	14%

Total	84%	90%	17,803	18,904	-6%	$197,143	$174,506	13%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2009 and 2008:

			Change
	2009	2008	$	%
Operating revenues:
Contract drilling services	$3,509,755	$3,298,850	$210,905	6%
Reimbursables (1)	96,161	76,099	20,062	26%
Other	1,302	1,275	27	2%

	$3,607,218	$3,376,224	$230,994	7%

Operating costs and expenses:
Contract drilling services	$1,006,764	$1,011,882	$(5,118)	-1%
Reimbursables (1)	82,122	65,251	16,871	26%
Depreciation and amortization	398,572	349,448	49,124	14%
Selling, general and administrative	80,004	72,381	7,623	11%
(Gain)/Loss on asset disposal/involuntary conversion, net	31,053	10,000	21,053	**

	1,598,515	1,508,962	89,553	6%

Operating income	$2,008,703	$1,867,262	$141,441	8%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues. Contract drilling services revenue increases for 2009 as compared to 2008 were primarily driven by increases in average dayrates. Average dayrates increased revenues approximately $428 million for 2009, while fewer operating days reduced revenues approximately $217 million.
Average dayrates increased 13 percent in 2009 as compared to 2008. Except for our jackup rigs, which were impacted by the weakening demand in the shallow waters worldwide, higher average dayrates were received across all other rig categories as scheduled contractual increases for deepwater rigs, coupled with the completion of additional deepwater rigs, drove average dayrates higher in those classes.
The decrease in operating days in 2009 as compared 2008 was primarily due to downtime of certain rigs in 2009. Unpaid shipyard days increased 498 days in 2009 as compared to 2008, as we had 21 rigs spend time in the shipyard during 2009. We had only 12 rigs with unpaid shipyard days in 2008. Additionally, stacked days increased 850 days as the Noble Al White, Noble Byron Welliver, Noble Cees van Diemen, Noble Dick Favor, Noble Don Walker, Noble Fri Rodli, Noble Joe Alford, Noble Lester Pettus, Noble Lloyd Noble and Noble Tommy Craighead each were stacked for certain periods during 2009. In 2008, five rigs, the Noble Carl Norberg, Noble Don Walker, Noble Fri Rodli, Noble Joe Alford, and the Noble Roy Butler, spent a significant number of days stacked. The decrease in operating days in 2009 was partially offset by a 576 day increase in available days for the enhanced premium jackups Noble Hans Deul and Noble Scott Marks, which were placed into service in November 2008 and June 2009, respectively, and the addition of the semisubmersible Noble Danny Adkins, which began operating under contract in October 2009. We also had 275 less available days in 2009 as compared to 2008 due to the Noble Fri Rodli being removed from our rig fleet effective March 31, 2009. Additionally, 2009 had one less available operating day than 2008 due to the leap year, which reduced available days in 2009 by 54 days.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $5 million in 2009 as compared to 2008. Our newbuild rigs, the Noble Hans Deul, Noble Scott Marks, and the Noble Danny Adkins, which were placed into service in November 2008, June 2009, and October 2009, respectively, added approximately $34 million of operating costs in 2009. Excluding the additional expenses related to our newbuild rigs, our contract drilling costs decreased $39 million in 2009 versus 2008. This change was primarily driven by a $42 million decrease in local labor costs due to the increased number of rigs stacked during 2009 and an $18 million decrease in insurance costs from our insurance program under which we are predominately self-insured. These decreases were partially offset by a $9 million increase in miscellaneous transportation and fuel costs, a $9 million increase in mobilization costs and a $3 million increase in other operating cost and expenses.
Depreciation and amortization increased $49 million in 2009 over 2008 due to depreciation on newbuilds placed into service, and additional depreciation related to other capital expenditures on our fleet since the beginning of 2008. Since the beginning of 2008, we have spent $2.6 billion on contract drilling capital expenditures.
Loss on asset disposal/involuntary conversion in 2009 primarily consists of a charge of $17 million for our jackup, the Noble David Tinsley, which experienced a “punch-through” while being positioned on location offshore Qatar. The $17 million charge includes approximately $9 million for the write-off of the damaged legs and $8 million for non-reimbursable expenses. Also during 2009, we recorded an impairment charge of $12 million for the Noble Fri Rodli as a result of a decision to evaluate disposition alternatives for this submersible drilling unit.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2009 and 2008 (in thousands):

			Change
	2009	2008	$	%
Operating revenues:
Labor contract drilling services	$30,298	$55,078	$(24,780)	-45%
Reimbursables (1)	3,040	14,750	(11,710)	-79%
Other	228	449	(221)	-49%

	$33,566	$70,277	$(36,711)	-52%

Operating costs and expenses:
Labor contract drilling services	$18,827	$42,573	$(23,746)	-56%
Reimbursables (1)	2,913	14,076	(11,163)	-79%
Depreciation and amortization	9,741	7,210	2,531	35%
Selling, general and administrative	258	1,762	(1,504)	-85%
(Gain)/Loss on asset disposal, net	(214)	(36,485)	36,271	**

	31,525	29,136	2,389	8%

Operating income	$2,041	$41,141	$(39,100)	-95%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows. The reduction in reimbursables for 2009 as compared to 2008 is due to the sale of our North Sea labor contract drilling services business in 2008.

**	Not a meaningful percentage.
Operating Revenues. Our labor contract drilling services revenues decreased primarily due to the sale of our North Sea labor contract drilling services business in April 2008. Additionally, during the second quarter of 2008, we returned the jackup Noble Kolskaya, which we had operated under a bareboat charter, to its owner. Revenues during 2008 related to our North Sea labor contract drilling services business and the Noble Kolskaya were $22 million in 2008. The remaining variance is due to currency exchange fluctuations and decreases related to revenue from the platform that we operate in Canada.
Operating Costs and Expenses. Labor contract drilling services costs and expenses decreased $24 million due to the sale of our North Sea labor contract drilling services business and the return of the Noble Kolskaya to its owner in 2008. Expenses during 2008 related to our North Sea labor contract drilling services business and Noble Kolskaya were $19 million. Operating costs associated with our Canadian labor contracts in 2009 decreased $5 million from 2008 primarily as a result of decreases in operations under the Hibernia contract and fluctuations in foreign currency exchange rates.

Other Income and Expenses
Selling, general and administrative expenses. Overall selling, general and administrative expenses increased $6 million in 2009 from 2008 primarily due to $7 million in costs related to our re-domestication from the Cayman Islands to Switzerland, a $6 million increase in salaries and employment related costs, $4 million in charges related to our worldwide internal restructuring, and a $3 million increase due to our Restoration Plan mark-to-market adjustment, partially offset by a $12 million decrease in costs incurred in the internal investigation of our Nigerian operations, and a $2 million decrease in other selling general and administrative expenses.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized decreased $3 million primarily due to repayments of debt not subject to interest capitalization coupled with higher capital expenditures, and capitalized interest, in 2009 as compared to 2008. Capitalized interest was $55 million for 2009 versus $48 million for 2008.
Income Tax Provision. The income tax provision decreased $14 million primarily due to a lower effective tax rate in 2009 compared to 2008. The lower effective tax rate of 16.7 percent in 2009 compared to 18.4 percent in 2008 decreased income tax expense by approximately $34 million. The lower effective tax rate in 2009 resulted primarily from the worldwide internal restructuring that took place in October 2009 and from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate. This decrease was partially offset by increased pre-tax earnings of approximately $103 million
2008 Compared to 2007
General
Net income for 2008 was $1.6 billion, or $5.81 per diluted share, on operating revenues of $3.4 billion, compared to net income for 2007 of $1.2 billion, or $4.45 per diluted share, on operating revenues of $3.0 billion.
Rig Utilization, Operating Days and Average Dayrates
The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2008 and 2007:

	Average Rig			Operating			Average
	Utilization (1)			Days (2)			Dayrates
	2008	2007	2008	2007	% Change	2008	2007	% Change

Jackups	92%	97%	13,879	14,294	-3%	$148,532	$120,229	24%
Semisubmersibles > 6000’ (3)	96%	99%	2,466	2,358	5%	327,558	274,613	19%
Semisubmersibles < 6000’ (4)	100%	89%	1,098	971	13%	220,475	177,790	24%
Drillships	67%	89%	732	970	-25%	201,819	119,669	69%
Submersibles	66%	73%	729	802	-9%	54,106	74,171	-27%

Total	90%	95%	18,904	19,395	-3%	$174,506	$139,948	25%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2008 and 2007 (in thousands):

			Change
	2008	2007	$	%
Operating revenues:
Contract drilling services	$3,298,850	$2,714,250	$584,600	22%
Reimbursables (1)	76,099	83,944	(7,845)	-9%
Other	1,275	1,326	(51)	-4%

	$3,376,224	$2,799,520	$576,704	21%

Operating costs and expenses:
Contract drilling services	$1,011,882	$880,049	$131,833	15%
Reimbursables (1)	65,251	70,964	(5,713)	-8%
Depreciation and amortization	349,448	283,225	66,223	23%
Selling, general and administrative	72,381	83,695	(11,314)	-14%
(Gain)/Loss on asset disposal, net	10,000	(3,514)	13,514	**

	1,508,962	1,314,419	194,543	15%

Operating income	$1,867,262	$1,485,101	$382,161	26%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
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
The decrease in operating days in 2008 as compared to 2007 was primarily due to an increase in downtime of certain rigs in 2008. Unpaid shipyard days increased 417 days in 2008 as compared to 2007, as the Noble Roy Butler and the Noble George McLeod each spent significant time in the shipyard during 2008 for rig modifications and regulatory inspections, and the Noble Roger Eason was completing repairs for fire damage suffered in November 2007. Additionally, the Noble Fri Rodli, the Noble Don Walker, the Noble Roy Butler and the Noble Carl Norberg spent an aggregate total of 852 days stacked during 2008. The Noble Fri Rodli has been cold-stacked since October 2007 due to weakening demand in the shallow waters of the U.S. Gulf of Mexico. The Noble Don Walker, the Noble Roy Butler and the Noble Carl Norberg spent time stacked in 2008 due to weakness in the Nigerian market. The Noble Carl Norberg and the Noble Roy Butler are currently under contract in Mexico, and the Noble Don Walker was operating under a contract off the West African coast of Benin. The aggregate number of stacked days in 2007 was 255 days. These decreases in operating days were partially offset by increased operating days of 471 days for three recently completed newbuilds, the ultra-deepwater semisubmersible the Noble Clyde Boudreaux and the enhanced premium jackups the Noble Roger Lewis and the Noble Hans Deul, which were added to the fleet in June 2007, September 2007 and November 2008, respectively. Additionally, 2008 had one more available operating day than 2007 due to leap year, which added 54 more operating days in 2008.

Operating Costs and Expenses. Contract drilling services expenses increased 15 percent in 2008 as compared to 2007. Our newbuild rigs, including the Noble Clyde Boudreaux, the Noble Roger Lewis and the Noble Hans Deul, added $45 million of operating costs in 2008 as compared to 2007. Excluding the effect of these rigs, our labor costs increased $42 million in 2008 over 2007 due to higher compensation, including retention programs designed to retain key rig and operations personnel. The remaining $45 million of the operating cost increase in 2008 over 2007 was primarily due to increases in costs of daily rig operations, including a $19 million increase in maintenance expenses, an $11 million increase in crew rotation and transportation costs and to a lesser extent, increases in catering, fuel, rig communications and safety and training costs.
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
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2008 and 2007:

			Change
	2008	2007	$	%
Operating revenues:
Labor contract drilling services	$55,078	$156,508	$(101,430)	-65%
Reimbursables (1)	14,750	37,297	(22,547)	-60%
Other	449	1,986	(1,537)	-77%

	$70,277	$195,791	$(125,514)	-64%

Operating costs and expenses:
Labor contract drilling services	$42,573	$125,624	$(83,051)	-66%
Reimbursables (1)	14,076	34,988	(20,912)	-60%
Engineering, consulting and other	—	17,520	(17,520)	-100%
Depreciation and amortization	7,210	9,762	(2,552)	-26%
Selling, general and administrative	1,762	2,136	(374)	-18%
(Gain)/Loss on asset disposal, net	(36,485)	—	(36,485)	**

	29,136	190,030	(160,894)	-85%

Operating income	$41,141	$5,761	$35,380	614%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct cost as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal capital resource in 2009 was net cash from operating activities of $2.1 billion, which compared to $1.9 billion and $1.4 billion in 2008 and 2007, respectively. The increase in net cash from operating activities in 2009 was primarily attributable to higher net income. At December 31, 2009, we had cash and cash equivalents of $735 million and $600 million available under our bank credit facility. We had working capital of $1.0 billion and $561 million at December 31, 2009 and 2008, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 10.0 percent and 14.9 percent at December 31, 2009 and 2008, respectively.
As a result of the cash generated by our operations, our cash on hand and the availability under our bank credit facility, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs for 2010 including:
•	normal recurring operating expenses;

•	capital expenditures, including expenditures for newbuilds;

•	repurchase of registered shares, and payments of return on capital in the form of a reduction of par value of our registered shares (in-lieu of dividends); and

•	contributions to our pension plans.

Capital Expenditures
Our primary liquidity requirement in 2010 will be for capital expenditures. We had total capital expenditures of $1.4 billion in 2009, and $1.2 billion and $1.3 billion for 2008 and 2007, respectively.
At December 31, 2009, we had two rigs under construction, and capital expenditures for new construction, including capitalized interest totaled $717 million in 2009. Capital expenditures for newbuild rigs in 2009 included $172 million for the Noble Jim Day, $167 million for the Noble Dave Beard, $163 million for the Noble Danny Adkins and $162 million for our Globetrotter-class drillship. Additionally, new construction capital expenditures for 2009 included $53 million for our remaining newbuilds, which include the recently completed Noble Scott Marks and the Noble Hans Deul. Other capital expenditures totaled $595 million in 2009, which included approximately $406 million for major upgrade projects, including $167 million to upgrade of our three drillships in Brazil. Capitalized major maintenance expenditures, which typically occur every 3 to 5 years, totaled $119 million in 2009.
Our total capital expenditures budget for 2010 is approximately $1.0 billion. In connection with our 2010 and future capital expenditure programs, we have entered into certain commitments, including shipyard and purchase commitments, for approximately $1.1 billion, of which we expect to spend approximately $700 million in 2010. Our remaining 2010 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects, as needed.
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
Share Repurchase, Distributions of Capital and Dividends
Our Board of Directors has authorized and adopted a share repurchase program. At December 31, 2009, 12.9 million shares remained available under this authorization. Future repurchases will be subject to the requirements of Swiss law, including the requirement that we and our subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all registered shares held by us and our subsidiaries, including treasury shares, may not exceed 10 percent of our registered share capital without shareholder approval. Our existing share repurchase program received the required shareholder approval prior to completion of our 2009 Swiss migration transaction. Share repurchases for each of the three years ended December 31, 2009 were as follows:

	Total Number			Average
Year Ended	of Shares		Total Cost	Price Paid
December 31,	Purchased		(in thousands)	per share
2009	5,470,000	(1)	$186,506	$34.10
2008	7,965,109		331,514	41.62
2007	4,219,000		178,494	42.31

(1)	Repurchases made subsequent to March 26, 2009, which totaled 3,750,000 shares are being held as treasury shares at December 31, 2009
Our most recent quarterly payment to shareholders, in the form of a capital reduction, which was declared on February 8, 2010 and is to be paid on February 26, 2010 to holders of record on February 18, 2010, was 0.05 CHF per share, or an aggregate of approximately $12 million. The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.

Recently, our Board of Directors approved, subject to shareholder authorization at our upcoming annual general meeting scheduled for April 30, 2010, the payment of a regular return of capital through a reduction of the par value of our shares in a total amount equal to Swiss francs 0.52 CHF per share to be paid in four equal installments scheduled for August 2010, November 2010, February 2011 and May 2011. In addition, our Board of Directors approved, subject to shareholder authorization at our upcoming annual general meeting, a single payment of a special return of capital through a par value reduction of 0.56 CHF per share. This payment will be paid together with the regular return of capital in August 2010. The payments will be made in U.S. dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date. Although the amount of the return of capital, expressed in Swiss francs, is fixed, the amount of the payment in U.S. dollars will fluctuate based on the exchange rate. The exchange rate as published by the Swiss National Bank on February 5, 2010 was 1.0742 CHF/1.0 USD. If approved by our shareholders, these returns of capital will require us to make total cash payments of approximately $200 million in 2010 (based on the exchange rate on February 5, 2010).
Contributions to Pension Plans
In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During 2009, 2008 and 2007 we made contributions to our non-U.S. and U.S. pension plans totaling $18 million, $21 million and $54 million, respectively. We expect the minimum aggregate contributions to our non-U.S. and U.S. plans in 2010, subject to applicable law, to be $14 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. In connection with the worldwide restructuring completed during 2009 (see Part II- Item 8- Note 1), our subsidiary, Noble Holding International Limited, issued a subsidiary guarantee under the Credit Facility effective October 1, 2009. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings under the facility will bear interest (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of December 31, 2009, our debt to total tangible capitalization was 0.10. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at December 31, 2009. We continually monitor compliance under our Credit Facility covenants and, based on our expectations for 2010, expect to remain in compliance during the year.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At December 31, 2009, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.

In November 2008, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited, $250 million principal amount of 7.375% Senior Notes due 2014. Proceeds, net of discount and issuance costs, totaled $247 million. Interest on the 7.375% Senior Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2009, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2010, expect to remain in compliance during the year.
At December 31, 2009, we had letters of credit of $96 million and performance and tax assessment bonds totaling $299 million supported by surety bonds outstanding. Of the letters of credit outstanding, $54 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
During the first quarter of 2009, we repaid $150 million principal amount of 6.95% Senior Notes due 2009 and $23 million principal amount of project financing Thompson Notes using cash on hand at maturity.
Our debt decreased to $751 million at December 31, 2009 from $923 million (including current maturities of $173 million) at December 31, 2008, primarily due to the retirement of $150 million in 6.95% Senior Notes and the repayment of the remaining $23 million of project financing of the Noble Jim Thomson, mentioned above. Other than our outstanding letters of credit and surety bonds discussed above, at December 31, 2009 and 2008, we had no other off-balance sheet debt or other off-balance sheet arrangements. For additional information on our long-term debt, see Note 6 to our accompanying consolidated financial statements.
Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments at December 31, 2009 (in thousands):

		Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter	Other
Contractual Cash Obligations
Long-term debt obligations	$750,946	$—	$—	$—	$299,874	$249,377	$201,695	$—
Interest payments	288,365	51,190	51,190	51,190	42,377	24,346	68,072	—
Operating leases	18,003	7,715	3,877	766	367	367	4,911	—
Pension plan contributions (1)	23,148	13,530	1,060	404	654	553	6,947	—
Purchase commitments (2)	1,099,573	696,413	353,262	49,898	—	—	—	—
Tax reserves (3)	105,245	—	—	—	—	—	—	105,245

Total contractual cash obligations	$2,285,280	$768,848	$409,389	$102,258	$343,272	$274,643	$281,625	$105,245

(1)
Pension plan contributions are estimated by third-party actuaries for defined benefit plan funding in 2009 and estimated future benefit payments beginning in 2010 for the unfunded nonqualified excess benefit plan. Estimates of minimum funding for our qualified benefit plan beyond the 2009 plan year are not available.

(2)	Purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases.

(3)
Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 9 to our accompanying consolidated financial statements.

At December 31, 2009, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement. The following table summarizes our other commercial commitments at December 31, 2009 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Cash Obligations
Letters of Credit	$96,020	$43,201	$52,819	$—	$—	$—	$—
Surety bonds	299,461	171,786	108,433	19,242	—	—	—

Total commercial commitments	$395,481	$214,987	$161,252	$19,242	$—	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.
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
Impairment of Assets
We evaluate the realization of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluated goodwill on at least an annual basis. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. An impairment loss on our goodwill exists when the carrying amount of the goodwill exceeds its implied fair value, as determined pursuant to Financial Accounting Standards Board (“FASB”) standards.
During 2009, we recorded a $12 million impairment charge on long-lived assets in conjunction with our decision to explore disposal options for the submersible rig Noble Fri Rodli. No impairment losses were recorded on our property and equipment balances during the year ended December 31, 2008. During 2007, we recorded impairments to goodwill of $10 million in conjunction with our planned rationalization of our technology services division. All of our goodwill was attributable to our engineering and consulting services, and we had no goodwill recorded as of December 31, 2009 or 2008.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.

Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2009, loss reserves for personal injury and protection claims totaled $23 million and are included in “Other current liabilities” in our Consolidated Balance Sheets.
Pension and other employee benefit plans
Our defined benefit pension and other employee benefit plans are accounted for in accordance with updated FASB standards. Pension obligations are actuarially determined and are affected by assumptions including, but not limited to, expected return on plan assets, discount rates, compensation increases and employee turnover rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liabilities as necessary. Significant changes to the broader economic market can materially impact the assumptions, and contributions for any given period.
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed.
We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $32 million and $8 million at December 31, 2009 and 2008, respectively, and such amounts are included in either “Other current liabilities” or “Other liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in “(Gain)/loss on assets disposal/involuntary conversion, net” in our Consolidated Statements of Income.
Income Taxes
Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax liability or asset has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. Our recognition of a deferred tax asset or liability in these circumstances would not have had a material effect on our financial position or results of operations.
Share-Based Compensation
We account for share-based compensation pursuant to current accounting standards. Accordingly, we record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.

Inherent in expensing stock options and other share-based compensation under accounting standards are several judgments and estimates that must be made. These include determining the underlying valuation methodology for share compensation awards and the related inputs utilized in each valuation, such as our expected stock price volatility, expected term of the employee option, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards. For option valuations, we utilize the Black-Scholes option pricing model, however, we also use lattice models to verify that the assumptions used are reasonable. We utilize the Monte Carlo Simulation Model for valuing the performance-vested restricted stock awards. Additionally, for such awards, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
New Accounting Pronouncements
In April 2009, the FASB issued the following guidance:
•
expanded disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009.

•
additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009.

•
amendment to the guidance in other-than-temporary impairment for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009.

The adoption of the above guidance did not have a material impact on our financial condition or results of operations.
In May 2009, the FASB issued guidance which expands disclosures of subsequent events and requires management to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this guidance had no impact on our financial condition or results of operations.
In June 2009, the FASB issued guidance which expanded disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on our financial condition or results of operation.
Also in June 2009, the FASB issued guidance which revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on our financial condition or results of operation.
In addition, in June 2009, the FASB modified the GAAP hierarchy and how authoritative guidance is referenced in financial statements. This guidance is effective for annual and interim reporting periods ending after September 15, 2009. The adoption of guidance did not have a material impact on the disclosures of our financial statements.
In October 2009, the FASB issued guidance which impacts the recognition of revenue in multi-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multi-deliverable arrangements and to align the accounting with the underlying economics of the multi-deliverable transaction. This guidance is effective for fiscal years beginning on or after June 15, 2010. We are in the process of evaluating this guidance but do not believe this guidance will have a material impact on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At December 31, 2009, we had no amounts outstanding under the Credit Facility.
Foreign Currency Risk
As a multinational company, we conduct business in approximately 15 countries. Our functional currency is primarily the U.S. dollar, which is consistent with the oil and gas industry. However, outside the United States, a significant portion of our expenses are incurred in local currencies.
Therefore, when the U.S. dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, the U.S. dollar — reported expenses will increase (decrease).
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help combat this potential risk we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Other Comprehensive Income (Loss). Amounts recorded in Other Comprehensive Income (Loss) are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. In addition, our Brazilian operations have a significant amount of their operating expenses payable in the Brazilian Real and during the fourth quarter of 2009, we began hedging those positions with forward contracts. At December 31, 2008, we had no outstanding cash flow hedge forward contracts. The aggregate notional amount of these forward contracts, expressed in U.S. Dollars, was $48 million at December 31, 2009. A ten percent change in exchange rates in the Euro, Pound, and Real would change the fair value of these forward contracts by approximately $5 million.
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2009, the aggregate notional amount of the remaining forward contracts was 50 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges. The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $0.8 million at December 31, 2009. A ten percent change in the exchange rate for the Euro would change the fair value of these forward contracts by approximately $7 million.

Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2009, our liability under the Restoration Plan totaled $8 million. During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $8 million at December 31, 2009. A ten percent change in the fair value of the phantom investments would change our liability by approximately $0.8 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
We also have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified U.S. plans. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.
In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble-Swiss, maintains a pension plan that covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation near retirement, as defined by the plans.
Changes in market asset value related to the pension plans noted above could have a material impact upon our “Consolidated Statement of Comprehensive Income” and could result in material cash expenditures in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following financial statements are filed in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Noble Corporation, a Swiss Corporation (“Noble-Swiss”):
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Noble-Swiss and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2010

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$735,493	$513,311
Accounts receivable	647,454	644,840
Insurance receivables	6,971	13,516
Prepaid expenses	26,938	21,207
Other current assets	66,334	47,467

Total current assets	1,483,190	1,240,341

Property and equipment
Drilling equipment and facilities	8,666,750	7,427,908
Other	143,477	105,340

	8,810,227	7,533,248
Accumulated depreciation	(2,175,775)	(1,886,231)

	6,634,452	5,647,017

Other assets	279,254	219,441

Total assets	$8,396,896	$7,106,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$172,698
Accounts payable	197,800	259,107
Accrued payroll and related costs	100,167	75,449
Taxes payable	68,760	107,211
Interest payable	11,258	11,325
Other current liabilities	55,962	53,203

Total current liabilities	433,947	678,993

Long-term debt	750,946	750,789
Deferred income taxes	300,231	265,018
Other liabilities	123,340	121,284

Total liabilities	1,608,464	1,816,084

Commitments and contingencies

Shareholders’ equity
Shares — par value 4.85 Swiss francs per share; 414,399 shares authorized; 138,133 shares conditionally authorized, 276,266 shares issued and 261,974 shares outstanding as of December 31, 2009	1,130,607	—
Ordinary shares — par value $.10 per share; 400,000 shares authorized; 261,899 shares issued and outstanding at December 31, 2009	—	26,190
Capital in excess of par value	—	402,115
Treasury Stock; 3,750 shares	(143,031)	—
Retained earnings	5,855,737	4,919,667
Accumulated other comprehensive loss	(54,881)	(57,257)

Total shareholders’ equity	6,788,432	5,290,715

Total liabilities and shareholders’ equity	$8,396,896	$7,106,799

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating revenues
Contract drilling services	$3,509,755	$3,298,850	$2,714,250
Reimbursables	99,201	90,849	121,241
Labor contract drilling services	30,298	55,078	156,508
Other	1,530	1,724	3,312

	3,640,784	3,446,501	2,995,311

Operating costs and expenses
Contract drilling services	1,006,764	1,011,882	880,049
Reimbursables	85,035	79,327	105,952
Labor contract drilling services	18,827	42,573	125,624
Enginnering, consulting and other	—	—	17,520
Depreciation and amortization	408,313	356,658	292,987
Selling, general and administrative	80,262	74,143	85,831
(Gain)/loss on asset disposal/involuntary conversion, net	30,839	(26,485)	(3,514)

	1,630,040	1,538,098	1,504,449

Operating income	2,010,744	1,908,403	1,490,862

Other income (expense)
Interest expense, net of amount capitalized	(1,685)	(4,388)	(13,111)
Interest income and other, net	6,843	8,443	11,151

Income before income taxes	2,015,902	1,912,458	1,488,902
Income tax provision	(337,260)	(351,463)	(282,891)

Net income	$1,678,642	$1,560,995	$1,206,011

Net income per share
Basic	$6.44	$5.85	$4.49
Diluted	$6.42	$5.81	$4.45

Dividends per share	$0.18	$0.91	$0.12

Weighted-Average Shares Outstanding:
Basic	258,035	264,782	266,700
Diluted	258,891	266,805	269,330
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$1,678,642	$1,560,995	$1,206,011
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	408,313	356,658	292,987
Impairment loss on assets	—	—	10,189
(Gain)/Loss on asset disposal/involuntary conversion, net	30,839	(26,485)	(3,514)
Deferred income tax provision	36,866	51,026	20,509
Share-based compensation expense	37,995	35,899	34,681
Pension contributions	(17,639)	(21,439)	(54,233)
Other changes in assets and liabilities:
Accounts receivable	(48,839)	(31,725)	(204,874)
Other current assets	(17,723)	(18,237)	23,276
Other assets	3,589	8,575	12,368
Accounts payable	11,646	2,490	(25,671)
Other current liabilities	(1,979)	(19,620)	58,985
Other liabilities	15,006	(9,945)	43,659

Net cash from operating activities	2,136,716	1,888,192	1,414,373

Cash flows from investing activities
New construction	(717,148)	(799,736)	(754,967)
Other capital expenditures	(594,957)	(323,955)	(423,657)
Major maintenance expenditures	(119,393)	(107,630)	(108,419)
Accrued capital expenditures	(63,561)	40,830	45,260
Proceeds from sale of business unit	—	—	10,000
Hurricane insurance receivables	—	21,747	—
Proceeds from disposal of assets	—	39,451	7,910

Net cash from investing activities	(1,495,059)	(1,129,293)	(1,223,873)

Cash flows from financing activities
Short-term debt borrowing	—	—	685,000
Short-term debt payment	—	—	(685,000)
Borrowings on bank credit facilities	—	30,000	220,000
Payments on bank credit facilities	—	(130,000)	(120,000)
Payments of other long-term debt	(172,700)	(10,335)	(9,630)
Net proceeds from employee stock transactions	5,062	9,304	38,995
Tax benefit of employee stock transactions	—	3,467	7,477
Proceeds from issuance of senior notes, net of debt issuance costs	—	249,238	—
Dividends/par value reduction payments paid	(47,939)	(244,198)	(32,197)
Repurchases of ordinary shares	(203,898)	(314,122)	(195,797)

Net cash from financing activities	(419,475)	(406,646)	(91,152)

Net increase in cash and cash equivalents	222,182	352,253	99,348
Cash and cash equivalents, beginning of period	513,311	161,058	61,710

Cash and cash equivalents, end of period	$735,493	$513,311	$161,058

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Capital in			Other	Total
	Shares		Excess of	Retained	Treasury	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Shares	Loss	Equity

Balance at January 1, 2007	269,184	$26,918	$775,895	$2,446,056	$—	$(19,876)	$3,228,993

Share-based compensation
Share-based compensation	1,300	130	35,818	—	—	—	35,948
Contribution to employee benefit plans	90	9	3,769	—	—	—	3,778
Exercise of stock options	2,592	259	47,066	—	—	—	47,325
Tax benefit of stock options exercised	—	—	7,477	—	—	—	7,477
Restricted shares surrendered for withholding taxes or forfeited	(724)	(72)	(8,258)	—	—	—	(8,330)

Repurchases of ordinary shares	(4,219)	(422)	(178,070)	—	—	—	(178,492)
Net income	—	—	—	1,206,011	—	—	1,206,011
Dividends paid ($0.12 per Share)	—	—	—	(32,197)	—	—	(32,197)
Adoption of FASB uncertain tax positions	—	—	—	(17,000)	—	—	(17,000)
Other comprehensive income (loss), net	—	—	—	—	—	14,809	14,809

Balance at December 31, 2007	268,223	$26,822	$683,697	$3,602,870	$—	$(5,067)	$4,308,322

Share-based compensation
Share-based compensation	1,176	117	35,782	—	—	—	35,899
Contribution to employee benefit plans	10	1	629	—	—	—	630
Exercise of stock options	1,008	102	19,339	—	—	—	19,441
Tax benefit of stock options exercised	—	—	3,467	—	—	—	3,467
Restricted shares surrendered for withholding taxes or forfeited	(553)	(56)	(10,081)	—	—	—	(10,137)

Repurchases of ordinary shares	(7,965)	(796)	(330,718)	—	—	—	(331,514)
Net income	—	—	—	1,560,995	—	—	1,560,995
Dividends paid ($0.91 per Share)	—	—	—	(244,198)	—	—	(244,198)
Other comprehensive income (loss), net	—	—	—	—		(52,190)	(52,190)

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$—	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,472	766	8,255	28,974	—	—	37,995
Contribution to employee benefit plans	17	49	152	339	—	—	540
Exercise of stock options	719	3,098	162	8,908	—	—	12,168
Tax benefit of stock options exercised	—	—	(1,597)	9,144	—	—	7,547
Restricted shares surrendered for withholding taxes or forfeited	(413)	(597)	(5,527)	(982)	—	—	(7,106)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	(143,031)	—	(186,506)
Cancellation of shares in Transaction	(261,246)	(26,125)	26,125	(775,950)	—	—	(775,950)
Issuance of shares in Transaction	261,246	1,162,332	(386,382)	—	—	—	775,950
Net income	—	—	—	1,678,642	—	—	1,678,642
Dividends/par value reduction payments paid ($0.18 per share)	—	(34,934)	—	(13,005)	—	—	(47,939)
Other comprehensive income (loss), net	—	—	—	—	—	2,376	2,376

Balance at December 31, 2009	261,974	$1,130,607	$—	$5,855,737	$(143,031)	$(54,881)	$6,788,432

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2009	2008	2007

Net income	$1,678,642	$1,560,995	$1,206,011

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	277	(19,095)	3,664
Gain (loss) on forward currency forward contracts	417	(2,219)	(998)
Net pension plan gain (loss) (net of a tax benefit of $1,635 in 2009, $16,360 in 2008 and a tax provision of $5,458 in 2007)	(1,424)	(31,806)	10,479

Amortization of deferred pension plan amounts (net of tax provision of $653 in 2009, $413 in 2008 and $770 in 2008)	3,106	930	1,664

Other comprehensive loss, net	2,376	(52,190)	14,809

Comprehensive income	$1,681,018	$1,508,805	$1,220,820

See accompanying notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Noble Corporation, a Cayman Islands Company (Noble-Cayman):
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Noble-Cayman and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2010

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$726,225	$513,311
Accounts receivable	647,454	644,840
Due from affiliate	191,004	—
Insurance receivables	6,971	13,516
Prepaid expenses	26,289	21,207
Other current assets	65,946	47,467

Total current assets	1,663,889	1,240,341

Property and equipment
Drilling equipment and facilities	8,666,750	7,427,908
Other	115,414	105,340

	8,782,164	7,533,248
Accumulated depreciation	(2,175,775)	(1,886,231)

	6,606,389	5,647,017

Other assets	279,139	219,441

Total assets	$8,549,417	$7,106,799

LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities
Current maturities of long-term debt	$—	$172,698
Accounts payable	197,712	259,107
Accrued payroll and related costs	99,372	75,449
Taxes payable	61,577	107,211
Interest payable	11,258	11,325
Other current liabilities	55,988	53,203

Total current liabilities	425,907	678,993

Long-term debt	750,946	750,789
Deferred income taxes	300,231	265,018
Other liabilities	123,137	121,284

Total liabilities	1,600,221	1,816,084

Commitments and contingencies

Shareholders’ equity
Ordinary shares — par value $.10 per share; 400,000 shares authorized; 261,246 shares and 261,899 shares issued and outstanding at December 31, 2009 and 2008, respectively	26,125	26,190
Capital in excess of par value	368,374	402,115
Retained earnings	6,609,578	4,919,667
Accumulated other comprehensive loss	(54,881)	(57,257)

Total shareholder equity	6,949,196	5,290,715

Total liabilities and shareholder equity	$8,549,417	$7,106,799

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating revenues
Contract drilling services	$3,509,755	$3,298,850	$2,714,250
Reimbursables	99,201	90,849	121,241
Labor contract drilling services	30,298	55,078	156,508
Other	1,157	1,724	3,312

	3,640,411	3,446,501	2,995,311

Operating costs and expenses
Contract drilling services	1,006,764	1,011,882	880,049
Reimbursables	85,035	79,327	105,952
Labor contract drilling services	18,827	42,573	125,624
Other	—	—	17,520
Depreciation and amortization	408,313	356,658	292,987
Selling, general and administrative	58,543	74,143	85,831
(Gain)/loss on asset disposal/involuntary conversion, net	30,839	(26,485)	(3,514)

	1,608,321	1,538,098	1,504,449

Operating income	2,032,090	1,908,403	1,490,862

Other income (expense)
Interest expense, net of amount capitalized	(1,685)	(4,388)	(13,111)
Interest income and other, net	6,810	8,443	11,151

Income before income taxes	2,037,215	1,912,458	1,488,902
Income tax provision	(336,834)	(351,463)	(282,891)

Net income	$1,700,381	$1,560,995	$1,206,011

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$1,700,381	$1,560,995	$1,206,011
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	408,313	356,658	292,987
Impairment loss on assets	—	—	10,189
Loss/(Gain) on disposal of assets, net	30,839	(26,485)	(3,514)
Deferred income tax provision	36,866	51,026	20,509
Share-based compensation expense	8,399	35,899	34,681
Pension contributions	(17,639)	(21,439)	(54,233)
Other changes in assets and liabilities:
Accounts receivable	(48,839)	(31,725)	(204,874)
Due from affiliates, net	(191,004)	—	—
Other current assets	(16,686)	(18,237)	23,276
Other assets	3,704	8,575	12,368
Accounts payable	11,558	2,490	(25,671)
Other current liabilities	(10,318)	(19,620)	58,985
Other liabilities	14,803	(9,945)	43,659

Net cash from operating activities	1,930,377	1,888,192	1,414,373

Cash flows from investing activities
New construction	(717,148)	(799,736)	(754,967)
Other capital expenditures	(566,894)	(323,955)	(423,657)
Major maintenance expenditures	(119,393)	(107,630)	(108,419)
Accrued capital expenditures	(63,561)	40,830	45,260
Proceeds from sale of business unit	—	—	10,000
Hurricane insurance receivables	—	21,747	—
Proceeds from disposal of assets	—	39,451	7,910

Net cash from investing activities	(1,466,996)	(1,129,293)	(1,223,873)

Cash flows from financing activities
Short-term debt borrowing	—	—	685,000
Short-term debt payment	—	—	(685,000)
Borrowings on bank credit facilities	—	30,000	220,000
Payments on bank credit facilities	—	(130,000)	(120,000)
Payments of other long-term debt	(172,700)	(10,335)	(9,630)
Net proceeds from employee stock transactions	(6,430)	9,304	38,995
Tax benefit of employee stock transactions	—	3,467	7,477
Proceeds from issuance of senior notes, net of debt issuance costs	—	249,238	—
Dividends paid	(10,470)	(244,198)	(32,197)
Repurchases of ordinary shares	(60,867)	(314,122)	(195,797)

Net cash from financing activities	(250,467)	(406,646)	(91,152)

Net increase in cash and cash equivalents	212,914	352,253	99,348
Cash and cash equivalents, beginning of period	513,311	161,058	61,710

Cash and cash equivalents, end of period	$726,225	$513,311	$161,058

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Capital in		Other	Total
	Shares		Excess of	Retained	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Loss	Equity

Balance at January 1, 2007	269,184	$26,918	$775,895	$2,446,056	$(19,876)	$3,228,993

Share-based compensation
Share-based compensation	1,300	130	35,818	—	—	35,948
Contribution to employee benefit plans	90	9	3,769	—	—	3,778
Exercise of stock options	2,592	259	47,066	—	—	47,325
Tax benefit of stock options exercised	—	—	7,477	—	—	7,477
Restricted shares surrendered for withholding taxes or forfeited	(724)	(72)	(8,258)	—	—	(8,330)

Repurchases of ordinary shares	(4,219)	(422)	(178,070)	—	—	(178,492)
Net income	—	—	—	1,206,011	—	1,206,011
Dividends paid ($0.12 per Share)	—	—	—	(32,197)	—	(32,197)
Adoption of FIN 48	—	—	—	(17,000)	—	(17,000)
Other comprehensive income (loss), net	—	—	—	—	14,809	14,809

Balance at December 31, 2007	268,223	$26,822	$683,697	$3,602,870	$(5,067)	$4,308,322

Share-based compensation
Share-based compensation	1,176	117	35,782	—	—	35,899
Contribution to employee benefit plans	10	1	629	—	—	630
Exercise of stock options	1,008	102	19,339	—	—	19,441
Tax benefit of stock options exercised	—	—	3,467	—	—	3,467
Restricted shares surrendered for withholding taxes or forfeited	(553)	(56)	(10,081)	—	—	(10,137)

Repurchases of ordinary shares	(7,965)	(796)	(330,718)	—	—	(331,514)
Net income	—	—	—	1,560,995	—	1,560,995
Dividends paid ($0.91 per Share)	—	—	—	(244,198)	—	(244,198)
Other comprehensive income (loss), net	—	—	—	—	(52,190)	(52,190)

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,331	133	8,266	—	—	8,399
Contribution to employee benefit plans	6	1	152	—	—	153
Exercise of stock options	15	2	145	—	—	147
Tax benefit of stock options exercised	—	—	6,533		—	6,533
Restricted shares surrendered for withholding taxes or forfeited	(285)	(29)	(5,534)	—	—	(5,563)

Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	—	(43,475)
Net income	—	—	—	1,700,381	—	1,700,381
Dividends/par value reduction payments paid ($0.04 per share)	—	—	—	(10,470)	—	(10,470)
Other comprehensive income (loss), net	—	—	—	—	2,376	2,376

Balance at December 31, 2009	261,246	$26,125	$368,374	$6,609,578	$(54,881)	$6,949,196

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2009	2008	2007

Net income	$1,700,381	$1,560,995	$1,206,011

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	277	(19,095)	3,664
Gain (loss) on forward currency forward contracts	417	(2,219)	(998)
Net pension plan gain (loss) (net of a tax benefit of $1,635 in 2009, $16,360 in 2008 and a tax provision of $5,458 in 2007)	(1,424)	(31,806)	10,479

Amortization of deferred pension plan amounts (net of tax provision of $653 in 2009, $413 in 2008 and $770 in 2008)	3,106	930	1,664

Other comprehensive loss, net	2,376	(52,190)	14,809

Comprehensive income	$1,702,757	$1,508,805	$1,220,820

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Noble Corporation, a Swiss corporation (“Noble” or, together with its consolidated subsidiaries, unless the context requires otherwise, the “Company”, “we”, “our” and words of similar import), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 mobile offshore drilling units located worldwide. This fleet consists of 13 semisubmersibles, four dynamically positioned drillships, 43 jackups and two submersibles. The fleet count includes two units under construction: one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, and one deepwater dynamically positioned semisubmersible. As of January 28, 2010, approximately 87 percent of our fleet was deployed in areas outside the United States, principally in the Middle East, India, Mexico, the North Sea, Brazil and West Africa.
Consummation of Migration and Worldwide Internal Restructuring
On March 26, 2009, pursuant to the previously announced Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008 (as amended, the “Merger Agreement”), among Noble-Swiss, Noble-Cayman, and Noble Cayman Acquisition Ltd., a Cayman Islands company and a wholly-owned subsidiary of Noble-Swiss (“Noble-Acquisition”), Noble-Cayman merged by way of schemes of arrangement under Cayman Islands law (the “Schemes of Arrangement”) with Noble-Acquisition, with Noble-Cayman as the surviving company (the “Transaction”). Under the terms of the Schemes of Arrangement, each holder of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction received, through an exchange agent, one Noble-Swiss registered share in exchange for each outstanding Noble-Cayman ordinary share, and Noble-Swiss received, through an exchange agent, a number of newly issued Noble-Cayman ordinary shares equal to the number of Noble-Cayman ordinary shares outstanding immediately prior to the Transaction. Noble-Swiss also issued 15 million Noble-Swiss registered shares to Noble-Cayman in connection with the Transaction that are being held in treasury by a wholly owned subsidiary of Noble-Swiss.
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
In connection with the Transaction, we relocated our principal executive offices, executive officers and selected personnel, to Geneva, Switzerland.
On October 1, 2009, we completed a worldwide internal restructuring of the ownership of substantially all of our drilling rigs under a single non-U.S. entity.
Stock Split
On July 27, 2007, our Board of Directors approved what is commonly referred to in the United States as a “two-for-one stock split” of our ordinary shares in the form of a 100 percent stock dividend to members (shareholders) of record on August 7, 2007. The stock dividend was distributed on August 28, 2007 when shareholders of record were issued one additional ordinary share for each ordinary share held.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency Translation
Although we are a Swiss corporation, we define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated Other Comprehensive Loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2009, 2008 and 2007. We use the Canadian Dollar as the functional currency for our labor contract drilling services in Canada.
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
In accordance with FASB standards, cash flows from our labor contract drilling services in Canada are calculated based on the Canadian Dollar. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2009, 2008 or 2007.
Investments in Marketable Securities
Investments in marketable securities held at December 31, 2009 and 2008 were classified as trading securities and carried at fair value in “Other Current Assets” with the unrealized gain or loss included in “Other Income” in the accompanying Consolidated Statements of Income.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At both December 31, 2009 and 2008, there was $2.3 billion of construction-in-progress. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $55 million, $48 million and $50 million, respectively.
Overhauls and scheduled maintenance of equipment are performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other Assets” in the Consolidated Balance Sheets. Such amounts totaled $181 million and $171 million at December 31, 2009 and 2008, respectively.
Amortization of deferred costs for major maintenance projects is reflected in “Depreciation and amortization” in the accompanying Consolidated Statements of Income. The amount of such amortization was $102 million, $91 million and $76 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total repair and maintenance expense for the years ended December 31, 2009, 2008 and 2007, exclusive of amortization of deferred costs for major maintenance projects, was $175 million, $169 million and $134 million, respectively.
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
In 2007, we closed the operations of our Triton Engineering Services Inc. (“Triton”) subsidiary resulting in closure costs of $2 million, including a $0.4 million impairment of property and equipment. No impairment losses were recorded on our property and equipment balances during the year ended December 31, 2008.
Deferred Costs
Deferred debt issuance costs are being amortized over the life of the debt securities. The amortization of debt issuance costs is included in interest expense.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2009 and 2008, loss reserves for personal injury and protection claims totaled $23 million and $26 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed.
We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $32 million and $8 million at December 31, 2009 and 2008, respectively, and such amounts are included in either “Other Current Liabilities” or “Current Liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in “(Gain)/loss on assets disposal/involuntary conversion, net” in the Consolidated Statements of Income.
Income Taxes
Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.
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
Net Income per Share
According to FASB standards, we have determined that our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and should be included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential registered shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method. Our adoption of the “two-class” method for calculating earnings per share did not have a material impact on prior year earnings per share amounts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Share-Based Compensation Plans
We account for share-based compensation pursuant to FASB standards. Accordingly, we record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.
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
Accounting Pronouncements
In April 2009, the FASB issued the following guidance:
•
expanded disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009.

•
additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009.

•
amendment to the guidance in other-than-temporary impairment for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and has applied to our disclosures beginning with our second fiscal quarter of 2009.

The adoption of these pronouncements did not have a material impact on our financial condition or results of operations.
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
In June 2009, the FASB issued guidance which expanded disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on our financial condition or results of operation.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Also in June 2009, the FASB issued guidance which revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on our financial condition or results of operation.
In addition, in June 2009, the FASB modified the GAAP hierarchy and how authoritative guidance is referenced in financial statements. This guidance is effective for annual and interim reporting periods ending after September 15, 2009. The adoption of guidance did not have a material impact on the disclosures of our financial statements.
The adoption of these new accounting pronouncements did not have a material impact on our financial condition or results of operations.
In October 2009, the FASB issued guidance which impacts the recognition of revenue in multi-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multi-deliverable arrangements and to align the accounting with the underlying economics of the multi-deliverable transaction. This guidance is effective for fiscal years beginning on or after June 15, 2010. We are in the process of evaluating this guidance but do not believe this guidance will have a material impact on our financial condition or results of operations.
Reclassifications
Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations. We believe these reclassifications are immaterial as they do not have a material impact on our financial position, results of operations or cash flows.
NOTE 2 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss:

	Year Ended December 31,
	2009	2008	2007
Allocation of net income
Basic
Net income	$1,678,642	$1,547,800	$1,197,801
Earnings allocated to unvested share-based payment awards	(16,811)	(13,195)	(8,210)

Net income — basic	$1,661,831	$1,534,605	$1,189,591

Diluted
Net income	$1,678,642	$1,547,800	$1,197,801
Earnings allocated to unvested share-based payment awards	(16,758)	(13,131)	(8,141)

Net income — diluted	$1,661,884	$1,534,669	$1,189,660

Weighted average shares outstanding — basic	258,035	267,006	268,528
Incremental shares issuable from assumed exercise of stock options	856	1,567	2,354

Weighted average shares outstanding — diluted	258,891	268,573	270,882

Weighted average unvested share-based payment awards	2,611	2,224	1,828

Earnings per share
Basic	$6.44	$5.85	$4.49
Diluted	$6.42	$5.81	$4.45
Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the years ended December 31, 2009 and 2008, stock options totaling 0.1 million and 0.7 million, respectively, were excluded from the diluted net income per share calculation as they were not dilutive. There were no anti-dilutive stock options and awards for the year ended December 31, 2007.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NOTE 3 — MARKETABLE SECURITIES
Marketable Equity Securities
During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”) in order to mitigate the impact of the investment income and losses from the Restoration Plan on our consolidated financial statements. The value of these investments held for our benefit totaled $8 million and $7 million at December 31, 2009 and 2008, respectively. These assets were classified as trading securities and carried at fair value in “Other Current Assets” with the realized and unrealized gain or loss included in “Other Income” in the accompanying Consolidated Statements of Income. We recognized a gain of $2 million and a loss of $2 million on these investments during 2009 and 2008, respectively.
NOTE 4 — ACCOUNTS RECEIVABLE
During the second quarter of 2009, we reached an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $59 million at December 31, 2009. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. Through the date of this report, the customer has met its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations. In connection with this agreement, during the second quarter of 2009, we reclassified certain amounts from “Accounts receivable” to “Other assets”.
NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

	2009	2008	2007
Cash paid during the period for:
Interest, net of amounts capitalized	$1,618	$3,014	$12,843
Income taxes (net of refunds)	$332,287	$258,392	$213,986
NOTE 6 — DEBT
Long-term debt consists of the following at December 31, 2009 and 2008:

	2009	2008
Credit Facility	$—	$—
5.875% Senior Notes due 2013	299,874	299,837
7.375% Senior Notes due 2014	249,377	249,257
7.50% Senior Notes due 2019	201,695	201,695
6.95% Senior Notes due 2009	—	149,998
Project Financing — Thompson Notes	—	22,700

Total Debt	750,946	923,487
Current Maturities	—	(172,698)

Long-term Debt	$750,946	$750,789

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We have a $600 million unsecured bank credit facility (the “Credit Facility”), which was originally scheduled to mature on March 15, 2012. During the first quarter of 2008, the term of the Credit Facility was extended for an additional one-year period to March 15, 2013. During this one-year extension period, the total amount available under the Credit Facility will be $575 million, but we have the right to seek an increase of the total amount available during that period to $600 million. We may, subject to certain conditions, request that the term of the Credit Facility be further extended for an additional one-year period. Our subsidiary, Noble Drilling Corporation (“Noble Drilling”), has guaranteed the obligations under the Credit Facility. In connection with the worldwide restructuring completed during 2009 (see Note 1), our subsidiary, Noble Holding International Limited, issued a subsidiary guarantee under the Credit Facility effective October 1, 2009. Pursuant to the terms of the Credit Facility, we may, subject to certain conditions, elect to increase the amount available up to $800 million. Borrowings may be made under the facility (i) at the sum of Adjusted LIBOR (as defined in the Credit Facility) plus the Applicable Margin (as defined in the Credit Facility; 0.235 percent based on our current credit ratings), or (ii) at the base rate, determined as the greater of the prime rate for U.S. Dollar loans announced by Citibank, N.A. in New York or the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of December 31, 2009, our debt to total tangible capitalization was 0.10. In addition, the Credit Facility includes restrictions on certain fundamental changes such as mergers, unless we are the surviving entity or the other party assumes the obligations under the Credit Facility, and the ability to sell or transfer all or substantially all of our assets unless to a subsidiary. The Credit Facility also limits our subsidiaries’ additional indebtedness, excluding intercompany advances and loans, to 10 percent of our consolidated net assets, as defined in the Credit Facility, unless a subsidiary guarantee is issued to the parent company borrower. There are also restrictions on our incurring or assuming additional liens in certain circumstances. We were in compliance with all covenants under the Credit Facility at December 31, 2009.
In November 2008, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited, $250 million principal amount of 7.375% Senior Notes due 2014. Proceeds, net of discount and issuance costs, totaled $247 million. Interest on the 7.375% Senior Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year.
Our senior unsecured notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The indentures governing our three series of outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2009, we were in compliance with all our debt covenants.
During the first quarter of 2009, we repaid $150 million principal amount of 6.95% Senior Notes due 2009 and $23 million principal amount of project financing Thompson Notes using cash on hand at maturity.
At December 31, 2009, we had letters of credit of $96 million and performance and tax assessment bonds totaling $299 million supported by surety bonds outstanding. Of the letters of credit outstanding, $54 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

	Total	2010	2011	2012	2013	2014	Thereafter
Credit Facility	$—	$—	$—	$—	—	$—	$—
5.875% Senior Notes due 2013	299,874	—	—	—	299,874	—	—
7.375% Senior Notes due 2014	249,377	—	—	—	—	249,377	—
7.50% Senior Notes due 2019	201,695	—	—	—	—	—	201,695

Total	$750,946	$—	$—	$—	$299,874	$249,377	$201,695

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Fair Value of Financial Instruments
Fair value, as used in FASB standards, represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
6.95% Senior Notes due 2009	$—	$—	$149,998	$149,185
5.875% Senior Notes due 2013	299,874	325,398	299,837	294,495
7.375% Senior Notes due 2014	249,377	282,105	249,257	249,838
7.50% Senior Notes due 2019	201,695	231,015	201,695	196,991
Project Financing — Thompson Notes	—	—	22,700	22,700
NOTE 7 — SHAREHOLDERS’ EQUITY
As of December 31, 2009, we had shares issued of 276,265,693 shares, including 14,291,149 shares held in treasury by a wholly-owned subsidiary of Noble-Swiss. Outstanding shares as of December 31, 2009 include 3,750,000 shares held as treasury shares by Noble-Swiss which were repurchased pursuant to our approved share repurchase program. Total shares repurchased during the year under our share repurchase program were 5,470,000, including 1,720,000 shares which were repurchased prior to March 26, 2009 and were canceled.
Share Repurchases
Share repurchases were made pursuant to the share repurchase program which our Board of Directors authorized and adopted. At December 31, 2009, 12.9 million shares remained available under this authorization. Future repurchases will be subject to the requirements of Swiss law, including the requirement that we and our subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all registered shares held by us and our subsidiaries, including treasury shares, may not exceed 10 percent of our registered share capital without shareholder approval. Our existing share repurchase program received the required shareholder approval prior to completion of our 2009 Swiss migration transaction. Share repurchases for each of the three years ended December 31, 2009 are as follows:

	Total Number			Average
	of Shares			Price Paid
Year Ended December 31,	Purchased		Total Cost	per Share
2009	5,470,000	(1)	$186,506	$34.10
2008	7,965,109		331,514	41.62
2007	4,219,000		178,494	42.31

(1)	Repurchases made subsequent to March 26, 2009, which totaled 3,750,000 shares are being held as treasury shares at December 31, 2009.
Share-Based Compensation Plans
Stock Plans
The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three year period. The 1991 Plan limits the total number of shares issuable under the plan to 41.4 million. As of December 31, 2009, we had 5.2 million shares remaining available for grants to employees under the 1991 Plan.
Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. We granted options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. The 1992 Plan limits the total number of shares issuable under the plan to 1.6 million. As of December 31, 2009, we had 0.8 million shares remaining available for award to non-employee directors under the 1992 Plan.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Stock Options
A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2009, 2008 and 2007 and the changes during the year ended on those dates is presented below:

	2009		2008		2007
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	3,553,999	$22.84	4,397,773	$21.28	6,827,376	$19.71
Granted	302,815	24.63	168,277	43.01	215,370	35.76
Exercised (1)	(718,283)	16.94	(1,007,750)	19.29	(2,591,861)	18.26
Forefited	(17,214)	19.52	(4,301)	24.07	(53,112)	26.20

Outstanding at end of year (2)	3,121,317	24.39	3,553,999	22.84	4,397,773	21.28

Exercisable at end of year (2)	2,688,179	$23.52	3,232,260	$21.25	4,102,891	$20.44

(1)	The intrinsic value of options exercised during the year ended December 31, 2009 was $14 million.

(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $46 million.
The following table summarizes additional information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Underlying	Remaining	Exercise	Number	Exercise
	Options	Life (Years)	Price	Exercisable	Price
$15.55 to $24.40	1,623,096	2.07	$18.02	1,615,055	$18.02
$24.41 to $34.62	902,797	6.70	26.45	616,639	27.29
$34.63 to $43.01	595,424	6.97	38.57	456,485	37.91

Total	3,121,317	4.35	$24.39	2,688,179	$23.52

Fair value information and related valuation assumptions for stock options granted are as follows:

	2009	2008	2007
Weighted average fair value per option granted	$8.64	$16.00	$13.11

Valuation assumptions:
Expected option term (years)	5	5	5
Expected volatility	38.5%	35.6%	34.3%
Expected dividend yield	0.7%	0.4%	0.2%
Risk-free interest rate	2.1%	2.9%	4.8%

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. Assumptions used in the valuation are shown in the table above. The expected term of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior, current trends and values derived from lattice-based models. Expected volatilities are based on implied volatilities of traded options on our shares, historical volatility of our shares, and other factors. The expected dividend yield is based on historical yields on the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the status of our non-vested stock options at December 31, 2009, and changes during the year ended December 31, 2008, is presented below:

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-Vested Options at January 1, 2009	321,739	$13.74
Granted	302,815	8.64
Vested	(182,802)	12.70
Forfeited	(8,614)	8.64

Non-Vested Options at December 31, 2009	433,138	$10.71

At December 31, 2009, there was $3 million of total unrecognized compensation cost remaining for option grants awarded under the 1991 Plan. We attribute the service period to the vesting period and the unrecognized compensation is expected to be recognized over a weighted-average period of 1.8 years. Compensation cost recognized during the year ended December 31, 2009 related to stock options totaled $2 million. Compensation cost recognized during the year ended December 31, 2008 related to stock options totaled $3 million.
We issue new shares to meet the share requirements upon exercise of stock options. We have historically repurchased shares in the open market from time to time which minimizes the dilutive effect of share-based compensation.
Restricted Stock
We have awarded both time-vested restricted stock and performance-vested restricted stock under the 1991 Plan. The time-vested restricted stock awards generally vest over a three year period. The number of performance-vested restricted shares which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria are strictly market based criteria as defined by FASB standards.
The time-vested restricted stock is valued on the date of award at our underlying share price. The total compensation for shares that ultimately vest is recognized over the service period. The shares and related par value are recorded when the restricted stock is issued and retained earnings is adjusted as the share-based compensation cost is recognized for financial reporting purposes.
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

	2009	2008	2007
Valuation assumptions:
Expected volatility	47.6%	40.9%	32.0%
Expected dividend yield	0.5%	0.5%	0.2%
Risk-free interest rate	2.1%	2.2%	4.8%

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
A summary of the restricted share awards for each of the years in the period ended December 31 is as follows:

	2009	2008	2007
Time-vested restricted shares:
Shares awarded (maximum available)	820,523	752,160	668,513
Weighted-average share price at award date	$26.99	$43.18	$37.52
Weighted-average vesting period (years)	3.0	3.0	3.0

Performance-vested restricted shares:
Shares awarded (maximum available)	579,160	348,758	563,068
Weighted-average share price at award date	$24.46	$43.92	$35.79
Three-year performance period ended December 31	2011	2010	2009
Weighted-average award-date fair value	$13.55	$24.26	$13.63
We award both time-vested restricted stock and unrestricted shares under the 1991 Plan. The time-vested restricted stock awards generally vest over a three-year period. During the year ended December 31, 2009, we awarded 67,280 unrestricted shares to non-employee directors, resulting in related compensation cost of $2 million. We did not award any time-vested restricted stock under the 1992 Plan during the year ended December 31, 2009.
A summary of the status of non-vested restricted shares at December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Time-Vested	Weighted	Performance-Vested	Weighted
	Restricted	Average	Restricted	Average
	Shares	Award-Date	Shares	Award-Date
	Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested restricted shares at January 1, 2009	1,434,233	$39.92	677,789	$18.57
Awarded	820,523	26.99	579,160	13.55
Exercised	(723,078)	38.48	(11,429)	13.56
Forfeited	(85,959)	34.79	(19,734)	15.99

Non-vested restricted shares at December 31, 2009	1,445,719	$33.61	1,225,786	$16.28

(1)
The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.

At December 31, 2009, there was $27 million of total unrecognized compensation cost related to the time-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.5 years. The total award-date fair value of time-vested restricted shares vested during the year ended December 31, 2009 was $28 million.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
At December 31, 2009, there was $8 million of total unrecognized compensation cost related to the performance-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.3 years. The total potential compensation for performance-vested restricted stock is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2009, 57,610 performance-vested shares for the 2006-2008 performance period were forfeited. On January 1, 2010, 361,130 shares of the performance-vested shares for the 2007-2009 performance period vested and, in February 2010, 202,199 shares for the same performance period were forfeited.
Compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 related to all restricted stock totaled $32 million ($27 million net of income tax), $29 million ($24 million net of income tax) and $25 million ($20 million net of income tax), respectively. Capitalized compensation costs totaled approximately $1 million in 2009, 2008, and 2007, respectively.
NOTE 8 — ACCUMULATED COMPREHENSIVE INCOME
The following table sets forth the components of “Accumulated other comprehensive loss,” net of deferred taxes:

	December 31,
	2009	2008	2007

Foreign currency translation adjustments	$(12,192)	$(12,469)	$6,626
Unrealized gain on foreign currency forward contracts	417	—	2,219
Deferred pension plan amounts	(43,106)	(44,788)	(13,912)

Accumulated other comprehensive income/(loss)	$(54,881)	$(57,257)	$(5,067)

NOTE 9 — INCOME TAXES
Noble Corporation, a Swiss resident holding company, is exempt from Swiss cantonal and communal income tax on its worldwide income. Noble Corporation is also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying participations. It is expected that the participation relief will result in a full exemption of participation income from Swiss federal income tax.
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes.
In certain circumstances, management expects that, due to changing demands of the offshore drilling markets and the ability to re-deploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. If management’s expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The components of the net deferred taxes were as follows:

	2009	2008
Deferred tax assets:
United States
Tax credit for foreign deferred income taxes	$—	$5,805
Deferred pension plan amounts	958	7,358
Other	13,752	25,836
Non-U.S.:
Deferred pension plan amounts	4,870	1,976
Other	185	290

Deferred tax assets	19,765	41,265
Less: valuation allowance	—	—

Net deferred tax assets	$19,765	$41,265

Deferred tax liabilities:
United States
Excess of net basis over remaining tax basis	$(308,789)	$(299,157)
Other	(4,790)	—
Non-U.S.:
Excess of net book basis over remaining tax basis	(6,417)	(7,126)

Deferred tax liabilities	$(319,996)	$(306,283)

Net deferred tax liabilities	$(300,231)	$(265,018)

Income before income taxes consisted of the following:

	December 31,
	2009	2008	2007
United States	$738,130	$745,276	$612,348
Non-U.S.	1,277,772	1,167,182	876,554

Total	$2,015,902	$1,912,458	$1,488,902

The income tax provision consisted of the following:

	December 31,
	2009	2008	2007
Current- United States	240,188	$215,412	$173,138
Current- Non-U.S.	64,210	86,339	89,244
Deferred- United States	33,530	47,307	12,891
Deferred- Non-U.S.	(668)	2,405	7,618

Total	$337,260	$351,463	$282,891

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
A reconciliation of reserve for uncertain tax position amounts is as follows:

	2009	2008	2007

Gross Balance at January 1,	$97,876	$68,096	$34,910
Additions based on tax positions related to current year (1)	9,087	35,975	30,949
Additions for tax positions of prior years	34,581	—	3,238
Reductions for tax positions of prior years	(21,659)	(4,810)	—
Expiration of statutes (2)	(10,400)	(220)	—
Tax Settlements	(4,240)	(1,165)	(1,001)

Gross balance at December 31,	105,245	97,876	68,096
Related tax benefits	(6,883)	(4,776)	(6,943)

Net Reserve at December 31,	$98,362	$93,100	$61,153

(1)	$0.5 million related to transactions recorded directly to equity for the year ended December 31, 2008.

(2)	($5.8) million related to transactions recorded directly to equity for the year ended December 31, 2009.
The increase in uncertain tax positions at December 31, 2009 was primarily due to tax positions taken on returns filed. If these reserves of $98 million are not realized, the provision for income taxes will be reduced by $77 million and equity would be directly increased by $21 million.
We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties included in income tax expense totaled $5 million, $3 million, and $3 million in 2009, 2008 and 2007, respectively. Total interest and penalties accrued in “Other liabilities” totaled $18 million and $13 million as of December 31, 2009 and 2008, respectively.
We do not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.
We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such jurisdictions as Benin, Brazil, Canada, Cyprus, Denmark, Equatorial Guinea, India, Ivory Coast, Libya, Luxembourg, Mexico, the Netherlands, Nigeria, Norway, Qatar, Singapore, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2006 and non-U.S. income tax examinations for years before 2000.
A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2009	2008	2007
Statutory Rate	8.5%	0.0%	0.0%
Effect of:
Non Swiss tax rate which is different than the Switzerland rate	8.6%	18.1%	19.8%
Other	-0.4%	0.3%	-0.8%

Total	16.7%	18.4%	19.0%

In 2009, we generated and utilized $69 million of U.S. foreign tax credits. In 2008, we fully utilized our foreign tax credits of $71 million.
Deferred income taxes and the related dividend withholding taxes have not been provided on approximately $1.5 billion of undistributed earnings of our U.S. subsidiaries. We consider such earnings to be permanently reinvested in the U.S. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. If such earnings were to be distributed, we would be subject to U.S. taxes, which would have a material impact on our profit and loss.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NOTE 10 — EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We have a U.S. noncontributory defined benefit pension plan which covers certain salaried employees and a U.S. noncontributory defined benefit pension plan which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credit balances available to us under the plan, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified U.S. plans. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.
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
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at the beginning of year	$67,517	$116,363	$88,593	$100,852
Service cost	3,674	7,213	3,883	6,295
Interest cost	4,279	6,854	4,701	6,458
Actuarial loss (gain)	16,498	4,950	(13,551)	5,678
Plan amendment	—	—	—	—
Benefits paid	(1,771)	(2,863)	(2,013)	(2,920)
Plan participants’ contributions	544	—	355	—
Foreign exchange rate changes	4,247	—	(12,458)	—
Curtailment gain	—	—	(1,993)	—

Benefit obligation at end of year	$94,988	$132,517	$67,517	$116,363

For the U.S. plans, the actuarial loss in 2009 is primarily the result of updated actuarial assumptions related to the deterioration of market conditions. We recognized a curtailment gain in 2008 in conjunction with the sale of our North Sea labor contract drilling service.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$95,932	$93,548	$115,732	$116,300
Actual return on plan assets	11,623	22,480	(8,780)	(34,473)
Employer contributions	5,938	11,709	6,798	14,641
Benefits and expenses paid	(1,364)	(2,863)	(2,013)	(2,920)
Plan participants’ contributions	544	—	355	—
Expenses paid	(407)	—	—	—
Foreign exchange rate changes	5,074	—	(16,160)	—

Fair value of plan assets at end of year	$117,340	$124,874	$95,932	$93,548

The funded status of the plans is as follows:

	Year Ended December 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$22,352	$(7,643)	$28,415	$(22,815)
Amounts recognized in the Consolidated Balance Sheets consist of:

	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$23,098	$6,307	$29,110	$3,231
Other liabilities (current)	—	(443)	—	(258)
Other liabilities (noncurrent)	(746)	(13,507)	(695)	(25,788)

Net amount recognized	$22,352	$(7,643)	$28,415	$(22,815)

Amounts recognized in the “Accumulated other comprehensive loss” consist of:

	Year Ended December 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$17,575	$44,726	$6,668	$59,236
Prior service cost	—	1,813	—	2,107
Transition obligation	150	—	223	—
Deferred income tax asset	(4,869)	(16,289)	(1,976)	(21,470)

Accumulated other comprehensive loss	$12,856	$30,250	$4,915	$39,873

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Pension cost includes the following components:

	Year Ended December 31,
	2009		2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service Cost	$3,674	$7,213	$3,883	$6,295	$4,807	$6,660
Interest Cost	4,279	6,854	4,545	6,459	4,147	5,977
Return on plan assets	(5,377)	(7,143)	(6,642)	(8,909)	(5,251)	(6,599)
Pension obligation settlement	—	—	—	—	—	4,993
Amortization of prior service cost	249	294	(21)	391	—	397
Amortization of transition obligation	73	—	624	—	162	—
Recognized net actuarial loss		4,124	—	349	323	1,520
Net curtailment (gain)			(1,993)	—	—	—

Net pension expense	$2,898	$11,342	$396	$4,585	$4,188	$12,948

The estimated prior service cost, transition obligation and net actuarial loss that will be amortized from “Accumulated other comprehensive loss” into net periodic pension cost in 2010 are $0 million $0.1 million and $0.7 million, respectively, for non-U.S. plans and $0.4 million, $0 and $2.7 million, respectively, for U.S. plans.
In 2007, a pension obligation was paid from the U.S. noncontributory defined benefit pension plan in a lump-sum cash payment as full settlement of benefits due to a former employee under the plan.
Defined Benefit Plans — Disaggregated Plan Information
Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Year Ended December 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$94,988	$132,517	$67,517	$116,363
Accumulated benefit obligation	92,392	99,235	65,281	83,892
Fair value of plan assets	117,340	124,874	95,932	93,548
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2009 and 2008. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	Year Ended December 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$4,859	$116,374	$4,190	$101,138
Fair value of plan assets	4,112	102,424	3,495	75,092
The PBO for the unfunded excess benefit plan was $10 million and $6 million at December 31, 2009 and 2008, respectively, and is included under “U.S.” in the above tables.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2009 and 2008. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	Year Ended December 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$4,516	$5,784	$3,912	$3,270
Fair value of plan assets	4,112	—	3,495	—
The ABO for the unfunded excess benefit plan was $6 million at December 31, 2009 as compared to $3 million in 2008, and is included under “U.S.” in the above tables.
Defined Benefit Plans — Key Assumptions
The key assumptions for the plans are summarized below:

	Year Ended December 31,
	2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	5.3%-5.7%	5.8%-6.0%	5.8%-6.7%	5.8%-6.0%
Rate of compensation increase	3.9%-4.8%	5.0%	4.0%	5.0%

	2009		2008		2007
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	5.3%-5.7%	5.8%-6.0%	5.3%-6.7%	6.5%	4.5%-6.0%	5.8%-6.0%
Expected long-term retun on assets	3.0%-6.5%	7.8%	4.5%-6.5%	7.8%	3.8%-6.5%	7.8%
Rate of compensation increase	3.9%-4.4%	5.0%	3.9%-4.0%	5.0%	3.9%-4.2%	5.0%
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
Defined Benefit Plans — Plan Assets
Non-U.S. Plans
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
There is no target asset allocation for the Noble Drilling (Land Support) Limited pension plan. However, the investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against a benchmark of blended United Kingdom market indices. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day-to-day management of the plan’s assets. The plan’s assets are divided between two investment managers. The performance objective communicated to one of these investment managers is to exceed a blend of FTSE UK Gilts index and Deutsche Börse’s iBoxx Non Gilts index by 1.25 percent per annum. The performance objective communicated to the other investment manager is to exceed a blend of FTSE’s All Share index, North America index, Europe index and Pacific Basin index by 1.00 to 2.00 percent per annum. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet with the investment managers periodically to review and discuss their investment performance.
The actual fair values of Non-U.S. pension plans at December 31, 2009 were as follows:

		December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Equity Securities:
International companies	$39,433	$39,433	$—	$—

Fixed Income Securities:
Corporate Bonds	$73,795	$73,795	$—	$—
Other	$4,112	$—	$—	$4,112

Total	$117,340	$113,228	$—	$4,112

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The assets of Noble Drilling (Nederland) B.V. are invested in instruments which are similar in form to annuity contracts. There is no observable market value in these assets. However, the amounts listed as plan assets materially resemble the obligations which are anticipated under the plan. Amounts are therefore calculated using actuarial assumptions and are calculated by third-party consultants employed by the Company. The following details a roll-forward of the fair value of these assets during 2009.

Carrying
Amount
Balance as of December 31, 2008	$3,556
Return on plan assets	429
Employer contributions	275
Benefits paid	(121)
Expenses paid	(27)

Balance as of December 31, 2009	$4,112

U.S. Plans
The qualified U.S. plans’ Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.
The Company’s overall investment strategy, or target range, is to achieve a mix of approximately 65 percent in equity securities, 32 percent in debt securities and 3 percent in cash holdings. Actual results may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.
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
Equity securities include our shares in the amounts of $4 million (3.6 percent of total U.S. plan assets) and $2 million (2.6 percent of total U.S. plan assets) at December 31, 2009 and 2008, respectively.
The actual fair values of U.S. plan assets were as follows:

		December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$3,682	$3,682	$—	$—

Equity Securities:
U.S. companies	$83,684	$83,684	$—	$—

Fixed Income Securities:
Corporate Bonds	$37,508	$37,508	$—	$—

Total	$124,874	$124,874	$—	$—

As of December 31, 2009 no single security made up more than 10% of total assets of either the U.S. or the Non-U.S. plans.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Defined Benefit Plans — Cash Flows
In 2009, we made total contributions of $6 million and $12 million to our non-U.S. and U.S. pension plans, respectively. In 2008, we made total contributions of $7 million and $15 million to our non-U.S. and U.S. pension plans, respectively. In 2007, we made total contributions of $23 million to each of our non-U.S. and $32 million to our U.S. pension plans. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2010, subject to applicable law, to be $1 million and $3 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The PPA requires that pension plans become fully funded over a seven-year period beginning in 2008 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term.
Estimated benefit payments from our non-U.S. plans are $6 million for 2010, $1 million for 2011, $1 million for 2012, $2 million for 2013, $2 million for 2014 and $11 million in the aggregate for the five years thereafter.
Estimated benefit payments from our U.S. plans are $8 million for 2010, $4 million for 2011, $4 million for 2012, $5 million for 2013, $5 million for 2014 and $41 million in the aggregate for the five years thereafter.
Other Benefit Plans
We sponsor the Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2009 and 2008, our liability for the Restoration Plan was $8 million and $8 million, respectively, and is included in “Accrued payroll and related costs.”
In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, or three years beginning in 2007. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $1 million, $2 million and $2 million in 2009, 2008 and 2007, respectively.
We sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $36 million, $37 million and $37 million in 2009, 2008 and 2007, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize any gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the years ended December 31, 2009, 2008 or 2007 related to derivative instruments.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Cash Flow Hedges
Our North Sea operations have a significant amount of their cash operating expenses payable in either the Euro or British Pound, and we typically maintain forward contracts settling monthly in Euros and British Pounds. In addition, our Brazilian operations have a significant amount of their operating expenses payable in the Brazilian Real. During the fourth quarter of 2009, we began hedging those positions with forward contracts. At December 31, 2008, we had no outstanding cash flow hedge forward contracts.
The balance of the net unrealized gain or loss related to our foreign currency forward contracts included in “Accumulated other comprehensive loss” and related activity for 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Net unrealized gain at beginning of period	$—	$2,219	$3,217
Activity during period:
Settlement of forward contracts outstanding at beginning of period	—	(2,219)	(2,954)
Net unrealized gain/(loss) on outstanding forward contracts	417	—	1,956

Net unrealized gain at end of period	$417	$—	$2,219

Fair Value Hedges
During the third quarter of 2008, we entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2009, the aggregate notional amount of the forward contracts was 50 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges under FASB standards. The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges would be recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $0.8 million at December 31, 2009. No amounts related to fair value hedges was recognized in the income statement as of December 31, 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NOTE 12 — FINANCIAL INSTRUMENTS AND CREDIT RISK
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

		December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	December 31, 2008
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$8,483	$8,483	$—	$—	$7,104	$7,104
Forward contracts	$654	$—	$654	$—	$—	$—

Liabilities —
Forward contracts	$1,002	$—	$1,002	$—	$5,418	$5,418
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
In 2009, two customers combined for approximately 35 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2009. In both 2008 and 2007, one customer accounted for approximately 20 percent and 15 percent of consolidated operating revenues, respectively. No other customer accounted for more than 10 percent of consolidated operating revenues in 2008 or 2007.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at December 31, 2009) and a customs bond in the amount of 970 million Indian Rupees (or $21 million at December 31, 2009), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. In November 2008, the Commissioner filed a Special Leave Petition, an Appeal in the Supreme Court of India, appealing the order of the Bombay High Court. NACL has filed an Affidavit-in-reply opposing admission of the Appeal in the Supreme Court of India, and is seeking the return or cancellation of its previously posted custom bond and bank guarantee. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting several tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. See Note 9 for additional information.
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $179 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe audit claims in the range of an additional $13 to $16 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At December 31, 2009, there were approximately 39 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels,” within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge. In August 2009, the court issued a favorable ruling in response to our originating summons stating that drilling operations do not fall within the cabotage laws and that drilling rigs are not vessels for purposes of those laws, and the court also issued an injunction against the defendants prohibiting their interference with our drilling rigs or drilling operations. NIMASA has appealed the court’s ruling, although the NIMASA lawsuit filed against us in February 2009 has been dismissed as a result of the court’s ruling in our favor. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
NIMASA had also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had barred us from participating in new tenders as a result of NIMASA’a allegations, although the Division has reversed its actions based on the favorable Federal High Court ruling. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.
We maintain certain insurance coverage against specified marine liabilities, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike to oil and gas assets situated in the U.S. Gulf of Mexico has negatively impacted the energy insurance market, resulting in more restricted and more expensive coverage. Beginning March 1, 2009, we elected to self insure U.S. named windstorm physical damage and loss of hire exposures due to the high cost of coverage for these perils. This self insurance applies only to our units in the U.S. portion of the Gulf of Mexico. We presently have six semisubmersibles and two submersibles in the U.S. Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage up to the declared value of each unit. We maintain physical damage deductibles of $25 million per occurrence for jackups and submersibles and $50 million per occurrence for semi-submersibles and drillships. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $1.1 billion at December 31, 2009.

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
Internal Investigation
Since June 2007, we have been conducting, with the assistance of independent outside counsel engaged by our audit committee, an internal investigation relating to our Nigerian operations. The investigation has focused on the legality under the FCPA, and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. The scope of the investigation has also included our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations or violations of other laws or regulations may not be uncovered through the investigation.
We voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of the independent investigation. We have been cooperating, and intend to continue to cooperate fully with both agencies. If the SEC or the DOJ determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs, any of which could have a material adverse effect on our business or financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business, to attract and retain employees, and to access capital markets. Further, detecting, investigating, and resolving such actions is expensive and consumes significant time and attention of our senior management.
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. Since June 2008, the SEC and the DOJ have reviewed these results and information gathered by the independent outside counsel in the course of the investigation. We consider the matter to be ongoing and cannot predict (a) when it will conclude, (b) whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or (c) if a proceeding is opened, what potential sanctions, penalties or other remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date, we believe it is probable that we will have to pay an amount to settle this matter with the DOJ and SEC, however, we are not in a position to estimate any potential liability that may result and, as a result, we have not made any accrual in our consolidated financial statements at December 31, 2009.
Notwithstanding that the investigation is ongoing, we concluded that certain changes to our FCPA compliance program would provide us greater assurance that our assets are not used, directly or indirectly, to make improper payments, including customs payments, and that we are in compliance with the FCPA’s record-keeping requirements. Although we have had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or U.S. officials, we adopted additional measures intended to enhance FCPA compliance procedures. Further measures may be required once the investigation matter is concluded.
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of February 15, 2010, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig, which was recently imported into the country. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We incurred legal fees and related costs of $1 million, $13 million and $15 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to the internal investigation. It is anticipated that additional costs will be incurred in future periods, but the amount of these costs cannot be presently determined.
NOTE 14 — (GAIN)/LOSS ON ASSET DISPOSAL/INVOLUNTARY CONVERSION, NET
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
In March 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that has been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig.
During the third quarter of 2008, Hurricane Ike caused damage to certain of our rigs. The $200 million aggregate insurance limit available to our rigs operating in the U.S. Gulf of Mexico was sufficient to cover the loss, with the exception of the physical damage deductible and the loss of hire waiting period. During 2008, we recorded a charge of $10 million, which represents our deductible under our then existing insurance program.
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
During the fourth quarter of 2007, we recognized a net recovery of $5 million for physical damage and loss of hire insurance claims for damage caused by the Hurricanes Katrina and Rita in 2005. This recovery was partially offset by an additional claim loss of $2 million earlier in 2007.

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
The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the years ended December 31, 2009, 2008 and 2007 is shown in the following table. The “Other” column includes results of labor contract drilling services, engineering and consulting services, other insignificant operations and corporate related items.

	Contract
	Drilling
	Services	Other	Total
2009
Revenues from external customers	$3,607,219	$33,565	$3,640,784
Depreciation and amortization	398,573	9,740	408,313
Segment operating income	2,008,704	2,040	2,010,744
Interest expense, net of amount capitalized	(664)	(1,021)	(1,685)
Income tax provision	(337,470)	210	(337,260)
Segment profit	1,671,942	6,700	1,678,642
Total assets (at end of period)	8,269,481	127,415	8,396,896
Capital expenditures	1,367,096	64,402	1,431,498

2008
Revenues from external customers	$3,376,224	$70,277	$3,446,501
Depreciation and amortization	349,448	7,210	356,658
Segment operating income	1,867,262	41,141	1,908,403
Interest expense, net of amount capitalized	3,897	491	4,388
Income tax provision	350,305	1,158	351,463
Segment profit	1,519,980	41,015	1,560,995
Total assets (at end of period)	6,534,566	572,233	7,106,799
Capital expenditures	1,183,137	48,184	1,231,321

2007
Revenues from external customers	$2,799,520	$195,791	$2,995,311
Depreciation and amortization	283,225	9,762	292,987
Segment operating income	1,485,101	5,761	1,490,862
Interest expense, net of amount capitalized	4,484	8,627	13,111
Income tax provision	287,128	(4,237)	282,891
Segment profit	1,194,826	11,185	1,206,011
Total assets (at end of period)	5,514,337	361,669	5,876,006
Capital expenditures	1,222,360	64,683	1,287,043

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2009	2008	2007	2009	2008	2007
United States	$811,538	$676,225	$671,482	$2,649,411	$2,045,968	$1,963,608
Benin	11,976	—	—	—	—	—
Brazil	372,750	268,778	221,498	2,275,550	848,455	582,480
Cameroon (1)	—	—	—	57,635	—	—
Canada	33,338	37,953	36,039	15,540	21,040	22,613
China (2)	—	—	—	261,469	797,854	646,995
Denmark	127,149	69,417	72,650	41,226	24,377	41,662
Equitorial Guinea	—	115,669	30,693	—	257,087	31,727
India	121,604	80,669	76,209	67,905	107,911	83,576
Ivory Coast	49,135	—	—	—	—	—
Libya	132,572	—	—	219,391	—	—
Mexico	839,312	678,001	452,161	796,570	823,462	410,645
Nigeria	153,948	304,844	402,130	80,579	136,545	417,647
Qatar	348,028	438,754	322,708	384,725	481,724	472,679
Singapore (2)	—	—	—	578,500	905,107	467,678
Switzerland (3)	—	—	—	38,483	—	—
The Netherlands	333,440	303,313	235,595	387,516	69,837	98,233
United Arab Emirates	68,348	186,601	144,444	132,247	243,640	351,989
United Kingdom	237,418	285,902	329,702	410,149	343,792	284,474
Other	228	375	—	—	—	—

Total	$3,640,784	$3,446,501	$2,995,311	$8,396,896	$7,106,799	$5,876,006

(1)	Assets in Cameroon are generally made up of jackup rigs that are currently available and are being marketed however, no revenue was earned by these rigs during the period while in this jurisdiction.

(2)	China and Singapore consist of asset values for newbuild rigs under construction in shipyards.

(3)	Switzerland assets consist of general corporate assets which generate no external revenue for the Company.
NOTE 16 — OTHER FINANCIAL INFORMATION
The following are Swiss statutory disclosure requirements:
(i) Expenses
Total personnel expenses amounted to $564 million, $581 million and $565 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(ii) Fire Insurance
Total fire insurance values of property and equipment amounted to $8.2 billion and $7.6 billion at December 31, 2009 and 2008, respectively.
(iii) Risk assessment and Management
The Board of Directors, together with the management of Noble, is responsible for assessing risks related to the financial reporting process and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Noble’s consolidated financial statements for external purposes in accordance with GAAP.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The Board, operating through its Audit Committee composed entirely of directors who are not officers or employees of the Company, is responsible for oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use, or disposition. The Audit Committee meets with management, the independent registered public accountants and the internal auditor; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accountants and the internal auditor meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of the Company’s internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use, or disposition.
NOTE 17 — SUBSEQUENT EVENTS
Management has evaluated subsequent events through February 26, 2010, which is the date the consolidated financial statements were filed with the SEC, and has determined that no other material reportable events have occurred between January 1, 2010 and February 26, 2010.
NOTE 18 — GUARANTEES OF REGISTERED SECURITIES
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss, are guarantors of Noble Drilling Corporation’s (“NDC”) 7.50% Senior Notes due 2019. The outstanding principal balance of the 7.50% Senior Notes at December 31, 2009 was $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. Noble-Cayman’s and NHC’s guarantees of the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
In connection with our worldwide internal restructuring completed during 2009 (see Note 1), prior to September 30, 2009, Noble Drilling Services 1 LLC (“NDS1”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-issuer of the 7.50% Senior Notes. Subsequent to September 30, 2009, NDS1 merged with Noble Drilling Services 6 LLC (“NDS6”), also an indirect wholly-owned subsidiary of Noble-Swiss, as part of the internal restructuring. NDS6 was the surviving company in this merger and assumed NDS1’s obligations under, and became a co-issuer of, the 7.50% Senior Notes.
In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. In connection with the worldwide internal restructuring, Noble Holding International Limited (“NHIL”), an indirect wholly-owned subsidiary of Noble-Cayman and Noble-Swiss, also guaranteed the payment of the 5.875% Senior Notes. NDC’s and NHIL’s guarantees of the 5.875% Senior Notes are full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at December 31, 2009 was $300 million.
In November 2008, NHIL issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at December 31, 2009 was $249 million.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NDS1, NHIL and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$3	$268	$—	$—	$—	$725,954	$—	$726,225
Accounts receivable	—	7,509	—	—	—	639,945	—	647,454
Prepaid expenses	—	275	—	—	—	26,014	—	26,289
Accounts receivable from affiliates	—	—	545,594	231,855	202,447	1,218,662	(2,007,554)	191,004
Other current assets	109	12,946	—	—	—	149,697	(89,835)	72,917

Total current assets	112	20,998	545,594	231,855	202,447	2,760,272	(2,097,389)	1,663,889

Property and equipment
Drilling equipment, facilities and other	—	1,419,193	69,601	—	—	7,293,370	—	8,782,164
Accumulated depreciation	—	(120,862)	(47,585)	—	—	(2,007,328)	—	(2,175,775)

Total property and equipment, net	—	1,298,331	22,016	—	—	5,286,042	—	6,606,389

Notes receivable from affiliates	3,507,062	—	—	—	479,107	1,414,821	(5,400,990)	—
Investments in affiliates	4,242,802	8,018,871	3,698,187	4,024,326	1,403,805	—	(21,387,991)	—
Other assets	2,735	8,227	772	1,744	1,122	264,539	—	279,139

Total assets	$7,752,711	$9,346,427	$4,266,569	$4,257,925	$2,086,481	$9,725,674	$(28,886,370)	$8,549,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	6,625	47,631	31,787	30,524	4,412	394,763	(89,835)	425,907
Accounts payable to affiliates	347,187	388,166	1,843	451	202,327	1,067,580	(2,007,554)	—

Total current liabilities	353,812	435,797	33,630	30,975	206,739	1,462,343	(2,097,389)	425,907

Long-term debt	299,874	—	—	249,377	201,695	—	—	750,946
Notes payable to affiliates	129,900	1,164,921	120,000	—	—	3,986,169	(5,400,990)	—
Other liabilities	19,929	41,501	23,883	—	—	338,055	—	423,368

Total liabilities	803,515	1,642,219	177,513	280,352	408,434	5,786,567	(7,498,379)	1,600,221

Commitments and contingencies

Shareholders’ Equity	6,949,196	7,704,208	4,089,056	3,977,573	1,678,047	3,939,107	(21,387,991)	6,949,196

Total liabilities and shareholders’ equity	$7,752,711	$9,346,427	$4,266,569	$4,257,925	$2,086,481	$9,725,674	$(28,886,370)	$8,549,417

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

					Other
					Non-guarantor
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

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$145,687	$40,366	$—	$—	$3,386,684	$(62,982)	$3,509,755
Reimbursables	—	1,904	—	—	—	97,297	—	99,201
Labor contract drilling services	—	—	—	—	—	30,298	—	30,298
Other	—	57	2	—	—	1,098	—	1,157

Total operating revenues	—	147,648	40,368	—	—	3,515,377	(62,982)	3,640,411

Operating costs and expenses
Contract drilling services	956	33,587	7,070	53	—	1,028,080	(62,982)	1,006,764
Reimbursables	—	1,070	—	—	—	83,965	—	85,035
Labor contract drilling services	—	—	—	—	—	18,827	—	18,827
Depreciation and amortization	—	32,158	8,535	—	—	367,620	—	408,313
Selling, general and administrative	19,394	2,595	436	—	—	36,118	—	58,543
Loss on asset disposal/involuntary conversion	—	—	—	—	—	30,839	—	30,839

Total operating costs and expenses	20,350	69,410	16,041	53	—	1,565,449	(62,982)	1,608,321

Operating income (loss)	(20,350)	78,238	24,327	(53)	—	1,949,928	—	2,032,090

Other income (expense)
Equity earnings in affiliates (net of tax)	1,687,701	1,424,822	477,366	1,296,329	224,535	—	(5,110,753)	—
Interest expense, net of amounts capitalized	31,334	(63,316)	(17,299)	(44,114)	(2,541)	(7,420)	101,671	(1,685)
Interest income and other, net	1,313	(459)	2	—	—	107,625	(101,671)	6,810

Income before income taxes	1,699,998	1,439,285	484,396	1,252,162	221,994	2,050,133	(5,110,753)	2,037,215
Income tax (provision) benefit	383	(7,082)	—	—	—	(330,135)	—	(336,834)

Net income	$1,700,381	$1,432,203	$484,396	$1,252,162	$221,994	$1,719,998	$(5,110,753)	$1,700,381

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2008
(in thousands)

					Other
					Non-guarantor
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$251,285	$46,742	$—	$3,101,523	$(100,700)	$3,298,850
Reimbursables	—	1,701	214	—	88,934	—	90,849
Labor contract drilling services	—	—	—	—	55,078	—	55,078
Other	—	(8)	1	—	1,731	—	1,724

Total operating revenues	—	252,978	46,957	—	3,247,266	(100,700)	3,446,501

Operating costs and expenses
Contract drilling services	22,789	38,014	19,095	51	1,032,633	(100,700)	1,011,882
Reimbursables	—	1,227	195	—	77,905	—	79,327
Labor contract drilling services	—	—	—	—	42,573	—	42,573
Depreciation and amortization	—	34,025	6,947	—	315,686	—	356,658
Selling, general and administrative	9,713	5,886	1,550	—	56,994	—	74,143
(Gain) on asset disposal/involuntary conversion, net	—	—	—	—	(26,485)	—	(26,485)

Total operating costs and expenses	32,502	79,152	27,787	51	1,499,306	(100,700)	1,538,098

Operating income (loss)	(32,502)	173,826	19,170	(51)	1,747,960	—	1,908,403

Other income (expense)
Equity earnings in affiliates (net of tax)	1,617,587	1,465,802	452,252	1,004,775	—	(4,540,416)	—
Interest expense, net of amounts capitalized	(31,071)	(71,199)	(25,552)	(2,060)	36,904	88,590	(4,388)
Interest income and other, net	8,732	2,428	—	—	85,873	(88,590)	8,443

Income before income taxes	1,562,746	1,570,857	445,870	1,002,664	1,870,737	(4,540,416)	1,912,458
Income tax (provision) benefit	(1,751)	8,280	(18,996)	—	(338,996)	—	(351,463)

Net income	$1,560,995	$1,579,137	$426,874	$1,002,664	$1,531,741	$(4,540,416)	$1,560,995

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2007
(in thousands)

					Other
					Non-guarantor
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$172,992	$59,364	$—	$2,558,101	$(76,207)	$2,714,250
Reimbursables	—	681	832	—	119,728	—	121,241
Labor contract drilling services	—	—	—	—	156,508	—	156,508
Other	—	6	—	—	3,306	—	3,312

Total operating revenues	—	173,679	60,196	—	2,837,643	(76,207)	2,995,311

Operating costs and expenses
Contract drilling services	20,939	31,003	28,070	22	876,222	(76,207)	880,049
Reimbursables	—	582	819	—	104,551	—	105,952
Labor contract drilling services	—	—	—	—	125,624	—	125,624
Engineering, consulting and other	—	—	400	—	17,120	—	17,520
Depreciation and amortization	—	25,968	5,610	—	261,409	—	292,987
Selling, general and administrative	13,893	4,059	1,289	—	66,590	—	85,831
Involuntary conversion, net	—	—	—	—	(3,514)	—	(3,514)

Total operating costs and expenses	34,832	61,612	36,188	22	1,448,002	(76,207)	1,504,449

Operating income (loss)	(34,832)	112,067	24,008	(22)	1,389,641	—	1,490,862

Other income (expense)
Equity earnings in affiliates (net of tax)	1,313,963	1,162,384	574,976	759,668	—	(3,810,991)	—
Interest expense, net of amounts capitalized	(82,605)	(45,873)	(25,552)	—	37,613	103,306	(13,111)
Interest income and other, net	8,061	(195)	(3)	—	106,594	(103,306)	11,151

Income before income taxes	1,204,587	1,228,383	573,429	759,646	1,533,848	(3,810,991)	1,488,902
Income tax (provision) benefit	1,424	15,617	(28,075)	—	(271,857)	—	(282,891)

Net income	$1,206,011	$1,244,000	$545,354	$759,646	$1,261,991	$(3,810,991)	$1,206,011

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$21,010	$47,633	$28,943	$(15,445)	$749	$1,847,487	$—	$1,930,377

Cash flows from investing activities
New construction and capital expenditures	—	(717,148)	(16,037)	—	—	(733,811)	—	(1,466,996)
Repayments of notes from affiliates	(45,600)	—	—	—	—	—	45,600	—
Notes receivable from affiliates	—	20,963	44,159	—	—	342,500	(407,622)	—
Other	—	—	—	—	—	—	—	—

Net cash from investing activities	(45,600)	(696,185)	28,122	—	—	(391,311)	(362,022)	(1,466,996)

Cash flows from financing activities
Payments of other long-term debt	—	—	(150,000)	—	—	(22,700)	—	(172,700)
Advances (to) from affiliates	401,699	690,875	92,909	15,445	(749)	(1,200,179)	—	—
Repayments of notes to affiliates	(300,000)	(42,500)	—	—	—	(19,522)	362,022	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	—	(60,867)
Other	(16,900)	—	—	—	—	—	—	(16,900)

Net cash from financing activities	23,932	648,375	(57,091)	15,445	(749)	(1,242,401)	362,022	(250,467)

Net increase (decrease) in cash and cash equivalents	(658)	(177)	(26)	—	—	213,775	—	212,914
Cash and cash equivalents, beginning of period	661	445	26	—	—	512,179	—	513,311

Cash and cash equivalents, end of period	$3	$268	$—	$—	$—	$725,954	$—	$726,225

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008
(in thousands)

					Other
					Non-guarantor
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$591	$189,669	$(8,030)	$(2,053)	$1,708,015	$—	$1,888,192

Cash flows from investing activities
New construction and capital expenditures	—	(799,736)	(9,350)	—	(381,405)	—	(1,190,491)
Repayments of notes from affiliates	—	—	—	—	21,065	(21,065)	—
Notes receivable from affiliates	—	—	—	—	(315,600)	315,600	—
Other	—	—	—	—	61,198	—	61,198

Net cash from investing activities	—	(799,736)	(9,350)	—	(614,742)	294,535	(1,129,293)

Cash flows from financing activities
Borrowings on bank credit facilities	30,000	—	—	—	—	—	30,000
Payments on bank credit facilities	(130,000)	—	—	—	—	—	(130,000)
Payments of other long-term debt	—	—	—	—	(10,335)	—	(10,335)
Advances (to)/from affiliates	317,475	631,577	17,333	(247,185)	(719,200)	—	—
Notes payable to affiliates	315,600	—	—	—	—	(315,600)	—
Repayments of notes to affiliates	—	(21,065)	—	—	—	21,065	—
Proceeds from issuance of senior notes, net	—	—	—	249,238	—	—	249,238
Dividends paid	(244,198)	—	—	—	—	—	(244,198)
Repurchases of ordinary shares	(314,122)	—	—	—	—	—	(314,122)
Other	12,771	—	—	—	—	—	12,771

Net cash from financing activities	(12,474)	610,512	17,333	2,053	(729,535)	(294,535)	(406,646)

Net increase (decrease) in cash and cash equivalents	(11,883)	445	(47)	—	363,738	—	352,253
Cash and cash equivalents, beginning of period	12,544	—	73	—	148,441	—	161,058

Cash and cash equivalents, end of period	$661	$445	$26	$—	$512,179	$—	$513,311

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007
(in thousands)

					Other
					Non-guarantor
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(85,936)	$125,206	$(19,495)	$(22)	$1,394,620	$—	$1,414,373

Cash flows from investing activities
New construction and capital expenditures	—	(632,116)	(8,801)	—	(600,866)	—	(1,241,783)
Repayments of notes from affiliates	—	—	—	—	708,626	(708,626)	—
Notes receivable from affiliates	—	—	—	—	(1,474,300)	1,474,300	—
Investments in affiliates	(127,747)	(727,747)	—	—	—	855,494	—
Other	—	—	—	—	17,910	—	17,910

Net cash from investing activities	(127,747)	(1,359,863)	(8,801)	—	(1,348,630)	1,621,168	(1,223,873)

Cash flows from financing activities
Short-term debt borrowing	685,000	—	—	—	—	—	685,000
Short-term debt payment	(685,000)	—	—	—	—	—	(685,000)
Borrowings on bank credit facilities	135,000	—	85,000	—	—	—	220,000
Payments on bank credit facilities	(35,000)	—	(85,000)	—	—	—	(120,000)
Payments of other long-term debt	—	—	—	—	(9,630)	—	(9,630)
Advances (to)/from affiliates	200,991	530,500	(56,631)	22	(674,882)	—	—
Notes payable to affiliates	789,300	600,000	85,000	—	—	(1,474,300)	—
Repayments of notes to affiliates	(685,000)	(23,626)	—	—	—	708,626	—
Capital contribution from affiliates	—	127,747	—	—	727,747	(855,494)	—
Dividends paid	(32,197)	—	—	—	—	—	(32,197)
Repurchases of ordinary shares	(195,797)	—	—	—	—	—	(195,797)
Other	46,472	—	—	—	—	—	46,472

Net cash from financing activities	223,769	1,234,621	28,369	22	43,235	(1,621,168)	(91,152)

Net increase (decrease) in cash and cash equivalents	10,086	(36)	73	—	89,225	—	99,348
Cash and cash equivalents, beginning of period	2,458	36	—	—	59,216	—	61,710

Cash and cash equivalents, end of period	$12,544	$—	$73	$—	$148,441	$—	$161,058

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NOTE 19 — UNAUDITED INTERIM FINANCIAL DATA
Unaudited interim consolidated financial information for the years ended December 31, 2009 and 2008 is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2009
Operating revenues	$896,151	$898,872	$905,635	$940,126
Operating income	514,101	485,812	504,413	506,418
Net Income	414,295	391,849	426,083	446,415
Net income per share (1)
Basic	1.58	1.50	1.63	1.72
Diluted	1.58	1.49	1.63	1.72

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$861,425	$812,941	$861,981	$910,154
Operating income	466,503	460,145	467,650	514,105
Net Income	384,188	375,718	382,522	418,567
Net income per share (1)
Basic	1.43	1.40	1.43	1.59
Diluted	1.42	1.39	1.42	1.58

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Thomas L. Mitchell, Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble-Swiss have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that Noble-Swiss’s disclosure controls and procedures were effective as of December 31, 2009. Noble-Swiss’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble Corporation, a Cayman Islands company (“Noble-Cayman”) and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2009. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we maintained effective internal control over financial reporting as of December 31, 2009.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2009 as stated in their report, which is provided in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in the proxy statement for the annual general meeting of shareholders (the “2010 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information as of February 15, 2010 with respect to our executive officers:

Name	Age	Position

David W. Williams	52	Chairman, President and Chief Executive Officer

Julie J. Robertson	53	Executive Vice President and Corporate Secretary

Thomas L. Mitchell	49	Senior Vice President, Chief Financial Officer, Treasurer and Controller

Donald E. Jacobsen	51	Senior Vice President — Operations

Roger B. Hunt	60	Senior Vice President — Marketing and Contracts

Scott W. Marks	50	Senior Vice President — Engineering

William E. Turcotte	46	Senior Vice President and General Counsel
David W. Williams was named Chairman, President and Chief Executive Officer effective January 2, 2008. Mr. Williams served as Senior Vice President — Business Development of Noble Drilling Services Inc. from September 2006 to January 2007, as Senior Vice President — Operations of Noble Drilling Services Inc. from January to April 2007, and as Senior Vice President and Chief Operating Officer of Noble from April 2007 to January 2, 2008. Prior to September 2006, Mr. Williams served for more than five years as Executive Vice President of Diamond Offshore Drilling, Inc., an offshore oil and gas drilling contractor.
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

Donald E. Jacobsen was named Senior Vice President — Operations effective July 30, 2009. Prior to joining Noble, Mr. Jacobsen served as Vice President — Drilling and Completions of Hess Corporation, a global integrated energy company engaged in exploration and production activities worldwide, from July 2008 to July 2009. He served as Vice President — Health, Safety, Security, Environment and Sustainable Development of Shell International Exploration & Production from September 2006 to July 2008 and as Vice President — Global Wells of Shell International Exploration & Production from April 2003 to September 2006. Shell International Exploration & Production is the upstream division of Royal Dutch Shell plc, a global group of energy and petrochemicals companies involved in oil and gas exploration and production activities worldwide.
Roger B. Hunt was named Senior Vice President — Marketing and Contracts effective July 20, 2009. Prior to joining Noble, Mr. Hunt served as Senior Vice President — Marketing at GlobalSantaFe Corporation, an offshore oil and gas drilling contractor, from 1997 to 2007. In that capacity, Mr. Hunt was responsible for marketing and pricing strategy, sales and contract activities for the company’s fleet of 57 offshore drilling units. Mr. Hunt did not hold a principal employment from December 2007 to July 2009.
Scott W. Marks was named Senior Vice President — Engineering effective January 2007. Mr. Marks served as Vice President — Project Management and Construction from August 2006 to January 2007, as Vice President — Support Engineering from September 2005 to August 2006 and as Director of Engineering from January 2003 to September 2005. Mr. Marks has been with Noble since 1991, serving as a Project Manager and as a Drilling Superintendent prior to 2003.
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
The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2010 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The sections entitled “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2010 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The sections entitled “Additional Information Regarding the Board of Directors — Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2010 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The section entitled “Auditors” appearing in the 2010 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 46 and is incorporated herein by reference.
(2)	Financial Statement Schedules:
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.
(3)	Exhibits:
The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION, a Swiss Corporation
Date: February 26, 2010	By:	/s/ DAVID W. WILLIAMS
David W. Williams, Chairman of the Board,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS David W. Williams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ THOMAS L. MITCHELL	Senior Vice President, Chief Financial Officer,	February 26, 2010
Thomas L. Mitchell	Treasurer and Controller (Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY	Director	February 26, 2010
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN	Director	February 26, 2010
Lawrence J. Chazen

/s/ JULIE H. EDWARDS	Director	February 26, 2010
Julie H. Edwards

/s/ GORDON T. HALL	Director	February 26, 2010
Gordon T. Hall

/s/ MARC E. LELAND	Director	February 26, 2010
Marc E. Leland

	Director	February 26, 2010
Jack E. Little

/s/ JON A. MARSHALL	Director	February 26, 2010
Jon A. Marshall

/s/ MARY P. RICCIARDELLO	Director	February 26, 2010
Mary P. Ricciardello

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION, a Cayman Islands company
Date: February 26, 2010	By:	/s/ DAVID W. WILLIAMS
David W. Williams,
President and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS David W. Williams	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ DENNIS J. LUBOJACKY	Vice President and Chief Financial Officer	February 26, 2010
Dennis J. Lubojacky	and Director (Principal Financial and Accounting Officer)

/s/ ALAN P. DUNCAN	Director	February 26, 2010
Alan P. Duncan

/s/ ANDREW J. STRONG	Director	February 26, 2010
Andrew J. Strong

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

4.2
Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3
Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to the Noble-Cayman Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.4
Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to Noble-Cayman’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.5
Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.1 to Noble-Swiss’s Form 8-K filed on October 1, 2009 and incorporated herein by reference).

Exhibit
Number	Exhibit

4.6
Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.2 to Noble-Swiss’s Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.7
Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.8
First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JP Morgan Chase Bank, National Association, as trustee, relating to 5.875% senior notes due 2013 of Noble Corporation (filed as Exhibit 4.2 to the Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.9
Second Supplemental Indenture, dated as of October 1, 2009, among Noble-Cayman, as Issuer, Noble Drilling Corporation, as Guarantor, Noble Holding International Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble-Cayman’s 5.875% Senior Notes due 2013) (filed as Exhibit 4.3 to Noble-Swiss’s Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.10	Specimen Note for the 5.875% senior notes due 2013 of Noble Corporation (filed as Exhibit 4.3 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.11
Revolving Credit Agreement, dated as of March 15, 2007, among Noble Corporation; the Lenders from time to time parties thereto; Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., Houston Agency, Fortis Capital Corp., and Wells Fargo Bank, N.A., as Co-Documentation Agents; and Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Co-Book Running Managers (filed as Exhibit 4.1 to Noble-Cayman Current Report on Form 8-K filed on March 20, 2007 and incorporated herein by reference).

4.12
Subsidiary Guaranty Agreement, dated as of October 1, 2009, among Noble Holding International Limited, Noble-Cayman and Citibank, N.A., as Administrative Agent (relating to Noble-Cayman revolving credit agreement) (filed as Exhibit 4.4 to Noble-Swiss’s Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.13
Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.14
First Supplemental Indenture, dated as of November 21, 2008, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.375% senior notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.15
Specimen Note for the 7.375% senior notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.3 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.16	Form of Limited Consent (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on January 21, 2009 and incorporated herein by reference).

Exhibit
Number		Exhibit

4.17		Form of Limited Consent of Noble-Cayman (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on January 21, 2009 and incorporated herein by reference).

10.1	*
Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference).

10.2	*
Amendment, effective as of May 1, 2002, to the Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.3	*
Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4	*
Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.5	*
Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.6	*
Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7	*
Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.8	*
Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

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
Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12	*
Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.13	*
Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to Noble-Cayman Quarterly Report on Form 10-Q for the three-month period ended September 25, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.14	*
Transition Consulting Services Agreement dated as of April 26, 2007 between Noble Corporation and James C. Day (filed as Exhibit 10.1 to Noble-Cayman Current Report on Form 8-K filed on May 1, 2007 and incorporated herein by reference).

10.15	*
Separation Agreement and Release between Noble Corporation and Robert D. Campbell, dated May 13, 2008 (filed as Exhibit 10.1 to Noble-Cayman Current Report on Form 8-K filed on May 16, 2008 and incorporated herein by reference).

10.16	*	Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-Swiss’s Current Report on Form 8-K filed on November 4, 2009 and incorporated herein by reference).

10.17	*	Amendment to Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010.

10.18	*	Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan as amended through February 6, 2010.

10.19	*
Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20	*
Amendment to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.29 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21	*
Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.22	*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.23	*	Noble Corporation Summary of Directors’ Compensation (filed as Exhibit 10.33 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.24	*
Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.34 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.25	*
Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.35 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26	*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.36 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.27	*
Form of Noble Corporation Restricted Stock Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.37 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.28	*
Noble Corporation 2009 Short Term Incentive Plan (filed as Exhibit 10.1 to Noble-Swiss’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2009 and incorporated herein by reference).

10.29	*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Swiss’s Current Report on Form 8-K filed on December 4, 2009 and incorporated herein by reference).

14.1
Noble Corporation Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1		Subsidiaries of Noble-Swiss and Noble-Cayman.

23.1		Consent of PricewaterhouseCoopers LLP.

23.2		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Thomas L. Mitchell pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.3		Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	+	Interactive data files

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.