Form 10-Q
period 2010-03-31
NOBLE CORP; Noble Corp / Switzerland
filed 2010-05-07
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0619597 (I.R.S. employer identification number)
Dorfstrasse 19A, Baar, Switzerland 6430
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
P.O. Box 309 GT, Ugland House S. Church Street, Georgetown, Grand Cayman Islands, BWI
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding at April 30, 2010: Noble Corporation (Switzerland) — 255,840,260
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

Page
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Noble Corporation (Noble-Swiss) Financial Statements:

Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	3

Consolidated Statement of Income for the three months ended March 31, 2010 and 2009	4

Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009	5

Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2010	6

Consolidated Statement of Comprehensive Income for the three months ended March 31, 2010 and 2009	7

Noble Corporation (Noble-Cayman) Financial Statements:

Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	8

Consolidated Statement of Income for the three months ended March 31, 2010 and 2009	9

Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009	10

Consolidated Statement of Shareholder Equity for the three months ended March 31, 2010	11

Consolidated Statement of Comprehensive Income for the three months ended March 31, 2010 and 2009	12

Notes to Combined Consolidated Financial Statements	13

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3 Quantitative and Qualitative Disclosures About Market Risk	41

Item 4 Controls and Procedures	42

PART II OTHER INFORMATION

Item 1 Legal Proceedings	43

Item 1A Risk Factors	43

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6 Exhibits	43

SIGNATURES	44

Index to Exhibits	45

Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Since Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following items of Part II of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and the Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-Swiss and its consolidated subsidiaries, including Noble-Cayman, after March 26, 2009 and to Noble-Cayman and its consolidated subsidiaries for periods through March 26, 2009. Noble-Swiss became a successor registrant to Noble-Cayman pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended, as a result of a series of transactions described in Note 1 to Item 1, Part I of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$847,710	$735,493
Accounts receivable	622,213	647,454
Prepaid expenses and other current assets	122,017	100,243

Total current assets	1,591,940	1,483,190

Property and equipment
Drilling equipment and facilities	8,979,100	8,666,750
Other	151,319	143,477

	9,130,419	8,810,227
Accumulated depreciation	(2,265,497)	(2,175,775)

	6,864,922	6,634,452

Other assets	277,240	279,254

Total assets	$8,734,102	$8,396,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$249,847	$197,800
Accrued payroll and related costs	89,824	100,167
Taxes payable	80,013	68,760
Other current liabilities	62,543	67,220

Total current liabilities	482,227	433,947

Long-term debt	750,987	750,946
Deferred income taxes	299,787	300,231
Other liabilities	146,564	123,340

Total liabilities	1,679,565	1,608,464

Commitments and contingencies

Shareholders’ equity
Shares; 261,926 shares and 261,975 shares outstanding	1,118,742	1,130,607
Treasury shares, at cost; 6,115 shares and 3,750 shares	(242,459)	(143,031)
Additional paid-in capital	11,389	—
Retained earnings	6,227,512	5,855,737
Accumulated other comprehensive loss	(60,647)	(54,881)

Total shareholders’ equity	7,054,537	6,788,432

Total liabilities and shareholders’ equity	$8,734,102	$8,396,896

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating revenues
Contract drilling services	$808,646	$872,397
Reimbursables	24,233	16,678
Labor contract drilling services	7,761	6,934
Other	211	142

	840,851	896,151

Operating costs and expenses
Contract drilling services	254,431	240,856
Reimbursables	19,743	14,083
Labor contract drilling services	5,888	4,376
Depreciation and amortization	115,857	92,984
Selling, general and administrative	21,971	17,717
(Gain)/loss on asset disposal/involuntary conversion, net	—	12,034

	417,890	382,050

Operating income	422,961	514,101

Other income (expense)
Interest expense, net of amount capitalized	(465)	(521)
Interest income and other, net	3,626	1,072

Income before income taxes	426,122	514,652
Income tax provision	(55,396)	(100,357)

Net income	$370,726	$414,295

Net income per share
Basic	$1.44	$1.58
Diluted	$1.43	$1.58
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$370,726	$414,295
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115,857	92,984
(Gain)/loss on asset disposal/involuntary conversion, net	—	12,034
Deferred income tax provision	(444)	4,545
Share-based compensation expense	8,100	8,400
Pension contributions	(1,574)	(1,290)
Other changes in assets and liabilities:
Accounts receivable	25,241	11,939
Other current assets	(25,625)	(26,267)
Other assets	(6,162)	(10,665)
Accounts payable	(2,429)	23,711
Other current liabilities	(1,367)	17,236
Other liabilities	21,611	912

Net cash from operating activities	503,934	547,834

Cash flows from investing activities
New construction	(141,404)	(135,576)
Other capital expenditures	(179,044)	(89,505)
Major maintenance expenditures	(18,316)	(25,639)
Change in accrued capital expenditures	54,476	(47,259)

Net cash from investing activities	(284,288)	(297,979)

Cash flows from financing activities
Payments of other long-term debt	—	(172,700)
Proceeds from options exercised	2,443	177
Dividends/par value reduction payments paid	(11,935)	(10,470)
Repurchases of employee shares	(9,285)	(5,563)
Repurchases of shares	(88,652)	(60,867)

Net cash from financing activities	(107,429)	(249,423)

Net increase in cash and cash equivalents	112,217	432
Cash and cash equivalents, beginning of period	735,493	513,311

Cash and cash equivalents, end of period	$847,710	$513,743

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Shares		Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Balance	Par Value	Capital	Earnings	Shares	Loss	Equity

Balance at December 31, 2009	261,975	$1,130,607	$—	$5,855,737	$(143,031)	$(54,881)	$6,788,432

Share-based compensation
Share-based compensation	2	11	8,089	—	—	—	8,100
Contribution to employee benefit plans	1	2	16	—	—	—	18
Exercise of stock options	118	511	1,932	—	—	—	2,443
Tax benefit of stock options exercised	—	—	456	—	—	—	456
Restricted shares surrendered for withholding taxes or forfeited	(170)	(739)	896	1,334	(10,776)	—	(9,285)
Repurchases of shares	—	—		—	(88,652)	—	(88,652)
Net income	—	—		370,726	—	—	370,726
Dividends/par value reduction payments paid	—	(11,650)		(285)	—	—	(11,935)
Other comprehensive income (loss), net	—	—		—	—	(5,766)	(5,766)

Balance at March 31, 2010	261,926	$1,118,742	$11,389	$6,227,512	$(242,459)	$(60,647)	$7,054,537

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Net income	$370,726	$414,295

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,480)	(1,127)
Settlements and gain (loss) on foreign currency forward contracts	(1,925)	194
Amortization of deferred pension plan amounts	639	852

Other comprehensive loss, net	(5,766)	(81)

Comprehensive income	$364,960	$414,214

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$837,181	$726,225
Accounts receivable	622,213	647,454
Due from affiliate	296,196	191,004
Other current assets	120,348	99,206

Total current assets	1,875,938	1,663,889

Property and equipment
Drilling equipment and facilities	8,979,100	8,666,750
Other	123,071	115,414

	9,102,171	8,782,164
Accumulated depreciation	(2,265,304)	(2,175,775)

	6,836,867	6,606,389

Other assets	277,239	279,139

Total assets	$8,990,044	$8,549,417

LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities
Accounts payable	$249,792	$197,712
Accrued payroll and related costs	87,515	99,372
Taxes payable	71,027	61,577
Other current liabilities	62,309	67,246

Total current liabilities	470,643	425,907

Long-term debt	750,987	750,946
Deferred income taxes	299,787	300,231
Other liabilities	146,564	123,137

Total liabilities	1,667,981	1,600,221

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	368,374	368,374
Retained earnings	6,988,211	6,609,578
Accumulated other comprehensive loss	(60,647)	(54,881)

Total shareholder equity	7,322,063	6,949,196

Total liabilities and shareholder equity	$8,990,044	$8,549,417

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating revenues
Contract drilling services	$808,646	$872,397
Reimbursables	24,233	16,678
Labor contract drilling services	7,761	6,934
Other	211	142

	840,851	896,151

Operating costs and expenses
Contract drilling services	252,781	240,856
Reimbursables	19,743	14,083
Labor contract drilling services	5,888	4,376
Depreciation and amortization	115,664	92,984
Selling, general and administrative	15,888	17,625
(Gain)/loss on asset disposal/involuntary conversion, net	—	12,034

	409,964	381,958

Operating income	430,887	514,193

Other income (expense)
Interest expense, net of amount capitalized	(465)	(521)
Interest income and other, net	3,607	1,072

Income before income taxes	434,029	514,744
Income tax provision	(55,396)	(100,357)

Net income	$378,633	$414,387

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$378,633	$414,387
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115,664	92,984
(Gain)/loss on asset disposal/involuntary conversion, net	—	12,034
Deferred income tax provision	(444)	4,545
Share-based compensation expense	—	8,400
Pension contributions	(1,574)	(1,290)
Other changes in assets and liabilities:
Accounts receivable	25,241	11,939
Due from affiliates, net	(105,192)	—
Other current assets	(24,993)	(26,267)
Other assets	(6,276)	(10,750)
Accounts payable	(2,396)	23,619
Other current liabilities	(5,418)	17,236
Other liabilities	21,814	912

Net cash from operating activities	395,059	547,749

Cash flows from investing activities
New construction	(141,404)	(135,576)
Other capital expenditures	(178,859)	(89,505)
Major maintenance expenditures	(18,316)	(25,639)
Change in accrued capital expenditures	54,476	(47,259)

Net cash from investing activities	(284,103)	(297,979)

Cash flows from financing activities
Payments of other long-term debt	—	(172,700)
Employee stock transactions	—	(5,386)
Dividends/par value reduction payments paid	—	(10,470)
Repurchases of ordinary shares	—	(60,867)

Net cash from financing activities	—	(249,423)

Net increase in cash and cash equivalents	110,956	347
Cash and cash equivalents, beginning of period	726,225	513,311

Cash and cash equivalents, end of period	$837,181	$513,658

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Shares		Excess of	Retained	Comprehensive	Shareholders’
	Balance	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2009	261,246	$26,125	$368,374	$6,609,578	$(54,881)	$6,949,196

Net income				378,633		378,633
Other comprehensive loss, net					(5,766)	(5,766)

Balance at March 31, 2010	261,246	$26,125	$368,374	$6,988,211	$(60,647)	$7,322,063

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net income	$378,633	$414,387

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,480)	(1,127)
Gain (loss) on forward currency forward contracts	(1,925)	194
Amortization of deferred pension plan amounts	639	852

Other comprehensive loss, net	(5,766)	(81)

Comprehensive income	$372,867	$414,306

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Basis of Presentation
On March 26, 2009, we completed a series of transactions that effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of these transactions, Noble-Cayman, our former publicly-traded parent holding company, became a direct, wholly-owned subsidiary of Noble-Swiss, our current publicly-traded parent company. Noble-Swiss’ principal asset is 100% of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding after March 26, 2009. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. In connection with these transactions, we relocated our principal executive offices, executive officers and selected personnel to Geneva, Switzerland.
The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The Consolidated Balance Sheets at December 31, 2009 presented herein are derived from the December 31, 2009, audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed by both Noble-Swiss and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation.
Note 2 — Share Data
Share capital
The following is a detail of Noble-Swiss’ share capital as of March 31, 2010, and December 31, 2009, (in thousands).

	March 31,	December 31,
	2010	2009
Shares outstanding and trading	255,811	258,225
Treasury shares	6,115	3,750

Total shares outstanding	261,926	261,975
Treasury shares held for share-based compensation plans	14,340	14,291

Total shares issued	276,266	276,266

Par value (in CHF)	4.80	4.85
Shares issued by Noble-Swiss at March 31, 2010, totalled 276.3 million shares and include 6.1 million shares held in treasury and 14.3 million shares held by a wholly-owned subsidiary. Treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock. Our Board of Directors is authorized to issue up to a maximum of 414.4 million shares without additional shareholder approval and without conditions regarding use.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 138.1 million conditionally authorized registered shares without obtaining additional shareholder approval. The issuance of these conditionally authorized registered shares is subject to certain conditions regarding their use.
Treasury shares/share repurchases
Share repurchases were made pursuant to the share repurchase program that our Board of Directors authorized and adopted. Subsequent to our 2009 Swiss migration, all shares repurchased under our share repurchase program are held in treasury. During the three months ended March 31, 2010, we repurchased 2.1 million shares under this plan. At March 31, 2010, 10.8 million shares remained available under this authorization. Treasury shares held at March 31, 2010 include 5.9 million shares repurchased under our share repurchase program and 0.2 million shares surrendered by employees for taxes payable upon the vesting of restricted stock.
Earnings per share
We have determined that our unvested share-based payment awards, which include restricted shares and restricted units, contain non-forfeitable rights to dividends and are considered participating securities and should be included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential share issuances in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss.

	Three Months Ended
	March 31,
	2010	2009
Allocation of net income
Basic
Net income	$370,726	$414,295
Earnings allocated to unvested share-based payment awards	(3,476)	(3,461)

Net income to common shareholders — basic	$367,250	$410,834

Diluted
Net income	$370,726	$414,295
Earnings allocated to unvested share-based payment awards	(3,461)	(3,454)

Net income to common shareholders — diluted	$367,265	$410,841

Weighted average shares outstanding — basic	255,122	259,266
Incremental shares issuable from assumed exercise of stock options	1,099	564

Weighted average shares outstanding — diluted	256,221	259,830

Weighted average unvested share-based payment awards	2,381	2,188

Earnings per share
Basic	$1.44	$1.58
Diluted	$1.43	$1.58
Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the three months ended March 31, 2010 and 2009, stock options totaling approximately 0.4 million and 1.6 million, respectively were excluded from the diluted net income per share as they were not dilutive.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3 — Property and Equipment
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $13 million and $15 million for the three months ended March 31, 2010 and 2009, respectively.
During the first quarter of 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that has been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig. As of March 31, 2010, the rig had not been disposed of, but was removed from our rig count effective March 31, 2009.
Note 4 — Accounts Receivable
During the second quarter of 2009, we reached an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $62 million at March 31, 2010. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. As of March 31, 2010, the customer has met its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations.
Note 5 — Debt
Long-term debt consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
5.875% Senior Notes due 2013	$299,883	$299,874
7.375% Senior Notes due 2014	249,409	249,377
7.50% Senior Notes due 2019	201,695	201,695
Credit Facility	—	—

Long-term debt	$750,987	$750,946

We have a $600 million unsecured bank credit facility (the “Credit Facility”), which contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of March 31, 2010, our ratio of debt to total tangible capitalization was 0.09.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
5.875% Senior Notes due 2013	$299,883	$321,239	$299,874	$325,398
7.375% Senior Notes due 2014	249,409	283,704	249,377	282,105
7.50% Senior Notes due 2019	201,695	230,995	201,695	231,015

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 6 — Income Taxes
At December 31, 2009, the reserves for uncertain tax positions totaled $98 million (net of related tax benefits of $7 million). At March 31, 2010, the reserves for uncertain tax positions totaled $104 million (net of related tax benefits of $8 million). If the March 31, 2010 reserves are not realized, the provision for income taxes would be reduced by $83 million and equity would be directly increased by $21 million.
We do not anticipate that any tax contingencies resolved in the next 12 months will have a material impact on our consolidated financial position or results of operations.
Note 7 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended March 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,116	$1,912	$748	$1,574
Interest cost	1,266	1,957	1,022	1,615
Return on plan assets	(1,366)	(2,392)	(1,271)	(2,227)
Amortization of prior service cost	—	57	—	98
Amortization of transition obligation	18	—	17	—
Recognized net actuarial loss	181	705	57	87

Net pension expense	$1,215	$2,239	$573	$1,147

The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent by the end of 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the three months ended March 31, 2010, we made contributions to our pension plans totaling $2 million. We expect minimum funding of our pension plans to total approximately $16 million during 2010.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At both March 31, 2010 and December 31, 2009, our liability under the Restoration Plan totaled $8 million. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $8 million at both March 31, 2010 and December 31, 2009.
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
Hedge effectiveness is evaluated based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the three months ended March 31, 2010 and 2009 related to these derivative instruments.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. We typically maintain forward contracts settling monthly in their respective local currencies to mitigate certain exchange exposure. The forward contract settlements in the remainder of 2010 represent approximately 44 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $95 million at March 31, 2010.
The balance of the net unrealized gain/(loss) related to our forward contracts included in “Accumulated other comprehensive loss” and related activity is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net unrealized gain at beginning of period	$417	$—
Activity during period:
Settlement of forward contracts during period	(287)	—
Net unrealized gain/(loss) on outstanding forward contracts	(1,638)	194

Net unrealized gain/(loss) at end of period	$(1,508)	$194

Fair Value Hedges
During 2008 we entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of March 31, 2010, the aggregate notional amount of the forward contracts was 50 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges would be recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $5 million at March 31, 2010 and $0.8 million at December 31, 2009. No amounts related to fair value hedges were recognized in the income statement for the three months ended March 31, 2010 and 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 9 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

		March 31, 2010			December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$8,213	$8,213	$—	$—	$8,483	$8,483
Forward contracts	$1,608	$—	$1,608	$—	$654	$654

Liabilities —
Forward contracts	$7,867	$—	$7,867	$—	$1,002	$1,002
The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Note 10 — Commitments and Contingencies
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at March 31, 2010) and a customs bond in the amount of 970 million Indian Rupees (or $22 million at March 31, 2010), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. In November 2008, the Commissioner filed a Special Leave Petition, an Appeal in the Supreme Court of India, appealing the order of the Bombay High Court. NACL has filed an Affidavit-in-reply opposing admission of the Appeal in the Supreme Court of India, and is seeking the return or cancellation of its previously posted custom bond and bank guarantee. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

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
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $192 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe additional audit claims in the range of $24 to $26 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2010, there were approximately 39 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the states of Louisiana, Mississippi and Texas. Exposure related to these lawsuits is not currently determinable. We intend to defend vigorously against the litigation.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows.
During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels,” within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge. In August 2009, the court issued a favorable ruling in response to our originating summons stating that drilling operations do not fall within the cabotage laws and that drilling rigs are not vessels for purposes of those laws. The court also issued an injunction against the defendants prohibiting their interference with our drilling rigs or drilling operations. NIMASA has appealed the court’s ruling, although the court dismissed NIMASA’s lawsuit filed against us in February 2009. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.
NIMASA had also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had barred us from participating in new tenders as a result of NIMASA’s allegations. The Division has reversed its actions based on the favorable Federal High Court ruling. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We maintain certain insurance coverage against specified marine perils, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike to oil and gas assets situated in the U.S. Gulf of Mexico has negatively impacted the energy insurance market, resulting in more restricted and more expensive coverage. Beginning March 1, 2009, we elected to self insure U.S. named windstorm physical damage and loss of hire exposures due to the high cost of coverage for these perils. This self insurance applies only to our units in the U.S. portion of the Gulf of Mexico. We presently have six semisubmersibles and two submersibles in the U.S. Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage up to the declared value of each unit. We maintain physical damage deductibles of $25 million per occurrence for rigs located in the U.S., Mexico, Brazil, Singapore and the North Sea and $15 million per occurrence for rigs operating in West Africa, the Middle East, India, and the Mediterranean Sea. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $912 million at March 31, 2010.
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
Internal Investigation
Since June 2007, we have been conducting, with the assistance of independent outside counsel engaged by our audit committee, an internal investigation relating to our Nigerian operations. The investigation has focused on the legality under the FCPA and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. The scope of the investigation has also included our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations or violations of other laws or regulations may not be uncovered through the investigation.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. Since June 2008, the SEC and the DOJ have reviewed these results and information gathered by the independent outside counsel in the course of the investigation. We consider the matter to be ongoing and cannot predict (a) when it will conclude, (b) whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or (c) if a proceeding is opened, what potential sanctions, penalties or other remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date, we believe it is probable that we will have to pay an amount to settle this matter with the DOJ and SEC, however, we are not in a position to estimate any potential liability that may result and, as a result, we have not made any accrual in our consolidated financial statements at March 31, 2010.
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
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of April 30, 2010, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig which was imported into the country in 2009. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Note 11 — Segment and Related Information
We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment currently conducts contract drilling operations in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the North Sea, Brazil, Libya and West Africa.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segment for the three months ended March 31, 2010 and 2009 is shown in the following table. The “Other” column includes results of labor contract drilling services and corporate related items.

	Three Months Ended March 31,
	2010			2009
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$832,160	$8,691	$840,851	$888,680	$7,471	$896,151
Depreciation and amortization	113,173	2,684	115,857	90,898	2,086	92,984
Segment operating income	423,944	(983)	422,961	513,636	465	514,101
Interest expense, net of amount capitalized	58	407	465	190	331	521
Income tax provision	55,592	(196)	55,396	100,145	212	100,357
Segment profit	372,036	(1,310)	370,726	413,420	875	414,295
Total assets (at end of period)	7,882,139	851,963	8,734,102	6,805,467	497,836	7,303,303
Capital expenditures	335,583	3,181	338,764	239,735	10,985	250,720
Note 12 — Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”), issued guidance which expanded disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operations or financial disclosures.
Also in June 2009, the FASB issued guidance that revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operations and cash flows.
In October 2009, the FASB issued guidance that impacts the recognition of revenue in multiple-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multiple-deliverable arrangements and to align the accounting with the underlying economics of the multiple-deliverable transaction. This guidance is effective for fiscal years beginning on or after June 15, 2010. We are in the process of evaluating this guidance but do not believe this guidance will have a material impact on our financial condition or results of operations and cash flows.
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is effective for annual and interim periods beginning on or after December 15, 2009. These additional disclosures did not have a significant impact on our financial disclosures or our financial condition.
In February 2010, the FASB issued guidance that clarifies the disclosure of subsequent events for SEC registrants. Under this guidance an SEC registrant can disclose the company has considered subsequent events through the date of filing with the SEC as opposed to specifically stating the date to which subsequent events were considered. This guidance is effective upon the issuance of the guidance. Our adoption of this guidance did not have a material impact on our financial disclosures or financial condition.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 13 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss are guarantors of Noble Drilling Corporation’s (“NDC”) 7.50% Senior Notes due 2019. The outstanding principal balance of the 7.50% Senior Notes at March 31, 2010 was $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. Noble-Cayman’s and NHC’s guarantees of the 7.50% Senior Notes are full and unconditional. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
In connection with our worldwide internal restructuring completed during 2009, Noble Drilling Services 6 LLC (“NDS6”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. In connection with our 2009 worldwide internal restructuring, Noble Holding International Limited (“NHIL”), an indirect wholly-owned subsidiary of Noble-Cayman and Noble-Swiss, also guaranteed the payment of the 5.875% Senior Notes. NDC’s and NHIL’s guarantees of the 5.875% Senior Notes are full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at March 31, 2010 was $300 million.
In November 2008, NHIL issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at March 31, 2010 was $249 million.
As of March 31, 2010, the 7.5% Senior Notes due 2019 and the 5.875% Senior Notes due 2013 each had less than 300 record holders and the duties of NHC, NDH, NDC and NDS6 to file reports under the Securities Exchange Act of 1934 were suspended.
The following consolidating financial statements of Noble-Cayman, NHIL, and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2010
(in thousands)

			Other
	Noble-		Subsidiaries	Consolidating
	Cayman	NHIL	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$209	$—	$836,972	$—	$837,181
Accounts receivable	—	—	622,213	—	622,213
Accounts receivable from affiliates	—	246,699	413,777	(364,280)	296,196
Prepaid expenses and other current assets	1,823	—	158,463	(39,938)	120,348

Total current assets	2,032	246,699	2,031,425	(404,218)	1,875,938

Property and equipment
Drilling equipment, facilities and other	—	—	9,102,171	—	9,102,171
Accumulated depreciation	—	—	(2,265,304)	—	(2,265,304)

Total property and equipment, net	—	—	6,836,867	—	6,836,867

Notes receivable from affiliates	3,507,062	—	129,900	(3,636,962)	—
Investments in affiliates	4,635,473	4,409,718	—	(9,045,191)	—
Other assets	2,520	1,645	273,074	—	277,239

Total assets	$8,147,087	$4,658,062	$9,271,266	$(13,086,371)	$8,990,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,032	$35,539	$464,010	$(39,938)	$470,643
Accounts payable to affiliates	364,280	—	—	(364,280)	—

Total current liabilities	375,312	35,539	464,010	(404,218)	470,643

Long-term debt	299,883	249,408	201,696	—	750,987
Notes payable to affiliates	129,900	—	3,507,062	(3,636,962)	—
Other liabilities	19,929	—	426,422	—	446,351

Total liabilities	825,024	284,947	4,599,190	(4,041,180)	1,667,981

Commitments and contingencies

Shareholders’ Equity	7,322,063	4,373,115	4,672,076	(9,045,191)	7,322,063

Total liabilities and shareholders’ equity	$8,147,087	$4,658,062	$9,271,266	$(13,086,371)	$8,990,044

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

			Other
	Noble-		Subsidiaries	Consolidating
	Cayman	NHIL	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$3	$—	$726,222	$—	$726,225
Accounts receivable	—	—	647,454	—	647,454
Accounts receivable from affiliates	—	251,226	302,298	(362,520)	191,004
Prepaid expenses and other current assets	109	—	129,396	(30,299)	99,206

Total current assets	112	251,226	1,805,370	(392,819)	1,663,889

Property and equipment
Drilling equipment, facilities and other	—	—	8,782,164	—	8,782,164
Accumulated depreciation	—	—	(2,175,775)	—	(2,175,775)

Total property and equipment, net	—	—	6,606,389	—	6,606,389

Notes receivable from affiliates	3,507,062	—	129,900	(3,636,962)	—
Investments in affiliates	4,258,135	4,019,837	—	(8,277,972)	—
Other assets	2,735	1,744	274,660	—	279,139

Total assets	$7,768,044	$4,272,807	$8,816,319	$(12,307,753)	$8,549,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,625	$30,524	$419,057	$(30,299)	$425,907
Accounts payable to affiliates	362,520	—	—	(362,520)	—

Total current liabilities	369,145	30,524	419,057	(392,819)	425,907

Long-term debt	299,874	249,377	201,695	—	750,946
Notes payable to affiliates	129,900	—	3,507,062	(3,636,962)	—
Other liabilities	19,929	—	403,439	—	423,368

Total liabilities	818,848	279,901	4,531,253	(4,029,781)	1,600,221

Commitments and contingencies

Shareholders’ Equity	6,949,196	3,992,906	4,285,066	(8,277,972)	6,949,196

Total liabilities and shareholders’ equity	$7,768,044	$4,272,807	$8,816,319	$(12,307,753)	$8,549,417

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2010
(in thousands)

			Other
	Noble-		Subsidiaries	Consolidating
	Cayman	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$808,646	$—	$808,646
Reimbursables	—	—	24,233	—	24,233
Labor contract drilling services	—	—	7,761	—	7,761
Other	—	—	211	—	211

Total operating revenues	—	—	840,851	—	840,851

Operating costs and expenses
Contract drilling services	5	—	252,776	—	252,781
Reimbursables	—	—	19,743	—	19,743
Labor contract drilling services	—	—	5,888	—	5,888
Depreciation and amortization	—	—	115,664	—	115,664
Selling, general and administrative	—	43	15,845	—	15,888

Total operating costs and expenses	5	43	409,916	—	409,964

Operating income (loss)	(5)	(43)	430,935	—	430,887

Other income (expense)
Equity earnings in affiliates (net of tax)	377,338	389,881	—	(767,219)	—
Interest expense, net of amounts capitalized	(413)	(9,629)	(1,506)	11,083	(465)
Interest income and other, net	1,713	—	12,977	(11,083)	3,607

Income before income taxes	378,633	380,209	442,406	(767,219)	434,029
Income tax provision	—	—	(55,396)	—	(55,396)

Net income	$378,633	$380,209	$387,010	$(767,219)	$378,633

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2009
(in thousands)

			Other
	Noble-		Subsidiaries	Consolidating
	Cayman	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$872,397	$—	$872,397
Reimbursables	—	—	16,678	—	16,678
Labor contract drilling services	—	—	6,934	—	6,934
Other	—	—	142	—	142

Total operating revenues	—	—	896,151	—	896,151

Operating costs and expenses
Contract drilling services	5,001	9	235,846	—	240,856
Reimbursables	—	—	14,083	—	14,083
Labor contract drilling services	—	—	4,376	—	4,376
Depreciation and amortization	—	—	92,984	—	92,984
Selling, general and administrative	3,134		14,491		17,625
Impairment loss on planned disposal of assets	—	—	12,034	—	12,034

Total operating costs and expenses	8,135	9	373,814	—	381,958

Operating income (loss)	(8,135)	(9)	522,337	—	514,193

Other income (expense)
Equity earnings in affiliates (net of tax)	424,937	262,693	—	(687,630)	—
Interest expense, net of amounts capitalized	(3,999)	—	(285)	3,763	(521)
Interest income and other, net	1,201	—	3,634	(3,763)	1,072

Income before income taxes	414,004	262,684	525,686	(687,630)	514,744
Income tax (provision) benefit	383	—	(100,740)	—	(100,357)

Net income	$414,387	$262,684	$424,946	$(687,630)	$414,387

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010
(in thousands)

			Other
	Noble-		Subsidiaries	Consolidating
	Cayman	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	4,203	(4,558)	395,414	—	395,059

Cash flows from investing activities
New construction and capital expenditures	—	—	(284,103)	—	(284,103)

Net cash from investing activities	—	—	(284,103)	—	(284,103)

Cash flows from financing activities
Advances (to) from affiliates	(3,997)	4,558	(561)	—	—

Net cash from financing activities	(3,997)	4,558	(561)	—	—

Net increase (decrease) in cash and cash equivalents	206	—	110,750	—	110,956
Cash and cash equivalents, beginning of period	3	—	726,222	—	726,225

Cash and cash equivalents, end of period	$209	$—	$836,972	$—	$837,181

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009
(in thousands)

			Other
	Noble-		Subsidiaries	Consolidating
	Cayman	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	(1,718)	(1,319)	550,786	—	547,749

Cash flows from investing activities
New construction and capital expenditures	—	—	(297,979)	—	(297,979)
Repayments of notes from affiliates	—	—	150,000	(150,000)	—

Net cash from investing activities	—	—	(147,979)	(150,000)	(297,979)

Cash flows from financing activities
Payments of other long-term debt	—	—	(172,700)	—	(172,700)
Advances (to) from affiliates	228,432	1,319	(229,751)	—	—
Repayments of notes to affiliates	(150,000)	—	—	150,000	—
Repurchases of ordinary shares	(60,867)	—	—	—	(60,867)
Other	(15,856)	—	—	—	(15,856)

Net cash from financing activities	1,709	1,319	(402,451)	150,000	(249,423)

Net increase (decrease) in cash and cash equivalents	(9)	—	356	—	347
Cash and cash equivalents, beginning of period	661		512,650		513,311

Cash and cash equivalents, end of period	$652	$—	$513,006	$—	$513,658

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2010, and our results of operations for the three months ended March 31, 2010 and 2009. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, backlog, plans and objectives of management for future operations, foreign currency requirements, industry conditions, taxes and tax rates, advantages of our worldwide internal restructuring, indebtedness covenant compliance and results of our internal investigation are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Consummation of Migration
On March 26, 2009, we completed a series of transactions that effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of these transactions, Noble-Cayman, our former publicly-traded parent holding company, became a direct, wholly-owned subsidiary of Noble-Swiss, our current publicly-traded parent company. Noble-Swiss’ principal asset is 100% of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding after March 26, 2009. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. In connection with these transactions, we relocated our principal executive offices, executive officers and selected personnel to Geneva, Switzerland.
Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 62 offshore drilling units located worldwide and currently operating in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, and West Africa. Our fleet count includes two rigs currently under construction.
Outlook
While the global macro environment continued to improve during the first quarter of 2010, the worldwide economy remains uncertain. Oil and gas prices had dramatically different performances during the first quarter of 2010. While oil prices increased from $70 per barrel to $85 per barrel, gas prices decreased from over $5.00 per mcf to below $4.00 per mcf at the quarter close. Prices for both commodities continue to be volatile. While some economic indicators in the United States, China and elsewhere improved during the quarter, there continues to be broad concern about the timing of the economic recovery. In spite of recent increases in oil prices, we have not begun to see a significant increase in demand for offshore drilling services. It is our belief that demand remains strong in the deepwater market segment, but there has been little contract activity in recent months. Activity remains relatively stagnant in the midwater segment. Demand in the shallow water segment has increased, but global utilization continues to hover around 75 percent. Dayrates for jackup units have decreased up to 50 percent in most regions since the end of 2008. While we believe that the risk for early contract terminations or defaults under existing contracts has decreased over the prior year, the risk has not been eliminated. If the global economy continues to improve and oil prices continue their upward trend, we may see increased demand for contract drilling services during the remainder of 2010. However, due to the introduction of newbuild jackup units into the market, it is possible that dayrates for jackup units may not improve from current levels for some time.

We cannot be certain of the future price of oil or the extent to which or when the global economy will recover. However, we believe that the recent reduced demand for hydrocarbons is largely a result of global financial uncertainty and that an economic recovery combined with the continued natural decline of worldwide hydrocarbon basins will be positive factors for the demand for future contract drilling services. We continue to believe we are well positioned within the industry. Furthermore, our liquidity and financial strength may create potential acquisition opportunities for us.
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
Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 60 newbuild jackups and 72 deepwater newbuilds are planned or under construction with scheduled delivery dates from May 2010 and beyond. A significant number of these units, particularly among the jackup units, reportedly do not have a contractual commitment from a customer. The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
In addition, as a result of recent exploration discoveries offshore Brazil, Petroleo Brasileiro S.A. (“Petrobras”), the Brazilian national oil company, has announced a plan to construct up to 28 deepwater rigs in Brazil. Petrobras has announced that they will finance and own the first nine of these additional rigs. Petrobras may seek long-term contracts for the remaining 19 rigs to support construction and to allow drilling contractors to bid for the opportunity to supply up to four rigs per contractor. However, these plans may also change and Petrobras may decide to build and own more than nine rigs, leaving fewer opportunities for contractor participation. Currently a deepwater drilling rig construction industry does not exist in Brazil. As a result, if new shipyards are built, construction prices for new rigs built in such shipyards could exceed the price of an equivalent rig built in an existing yard outside of Brazil. At current market dayrates, economic returns on these units may be challenged. We cannot predict how many contractors will participate in the bidding process or how many deepwater units may ultimately be constructed in Brazil. This potential increase in supply could also adversely impact overall industry dayrates and economics.
We currently have twelve jackup units operating for Pemex Exploracion y Produccion (“Pemex”) in Mexico, ten of which have contracts scheduled to expire in 2010. Pemex has approved extensions to contracts for several of these rigs as the contracts have reached expiration. However, a tender published by Pemex in February 2010 contained a requirement that certain units must have entered service since the year 2000. We cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the age of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, and possibly all, of our rigs currently operating in Mexico will continue to work for Pemex.
We are monitoring the recent incident involving a competitor's drilling rig and oil spill in the U.S. Gulf of Mexico. At this time, we cannot predict what, if any, effect the incident may have on the type or level of governmental regulation of offshore drilling and production activity or the cost or availability of insurance coverage to cover the risks of such operations. Changes in such regulation in the United States or other jurisdictions where we do business as a result of the incident in the Gulf of Mexico could negatively impact our business, such as by increasing our operating costs or negatively affecting the demand for our services.
On April 22, 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board to implement and monitor the law and develop regulations pursuant to the law. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law, and requires that one percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We have not yet had an opportunity to review the new law and are still reviewing the final draft of the bill. We are not yet aware of any implementing regulations. We cannot predict the impact it may have on our existing or future operations in Nigeria, although the effect on our operations there could be significant.
We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry. Decreases in commodity prices or the level of demand for our drilling services or increases in the supply of drilling rigs in the market could have an adverse effect on our results of operations.
Results and Strategy
In the first quarter of 2010, we recognized net income of $371 million, or $1.43 per diluted share, on total revenues of $841 million. The average dayrate across our worldwide fleet decreased to $187,214 for the first quarter of 2010 from $199,122 for the fourth quarter of 2009. Fleetwide average utilization was 81 percent in the first quarter of 2010, as compared to 83 percent in the fourth quarter of 2009. Daily contract drilling services costs increased slightly to $58,905 for the first quarter of 2010 from $58,792 for the fourth quarter of 2009. As a result, our contract drilling services margin decreased in the first quarter of 2010 to 69 percent as compared to 71 percent in the fourth quarter of 2009.

Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, and the deployment of our drilling assets in important geological areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the first quarter of 2010, we continued our expansion strategy as indicated by the following activities (in thousands):
•
we completed construction on the Noble Dave Beard, an ultra-deepwater semisubmersible, which left the shipyard during the fourth quarter of 2009 and commenced operating under a long-term contract in Brazil in March 2010;

•	we continued construction on an additional newbuild ultra-deepwater semisubmersible, the Noble Jim Day, which is scheduled for delivery in the second quarter of 2010; and
•	we continued construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered in the second half of 2011.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of March 31, 2010 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2010 (1)	2011	2012	2013	2014-2016
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2)	$6,652	$1,569	$1,609	$1,070	$1,020	$1,384
Jackups/Submersibles (3)	804	520	217	22	21	24

Total (4) (5)	$7,456	$2,089	$1,826	$1,092	$1,041	$1,408

Percent of Available Operating Days Committed (6)		55%	28%	15%	14%	6%

(1)	Represents a nine-month period beginning April 1, 2010.

(2)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 through 2013, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $294 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for five jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the March 31, 2010 index-based dayrates for periods subsequent to the initial firm dayrate period.

(4)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without any early termination payment. We currently have 13 rigs contracted to Pemex in Mexico, and our backlog includes approximately $386 million related to such contracts at March 31, 2010. Also, our drilling contracts generally give the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so.

(5)	The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010.

(6)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during the remainder of 2010 through 2011.

Our contract drilling services backlog consists of commitments we believe to be firm. Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. If worldwide economic conditions deteriorate, it is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, reimbursable amounts from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
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
Internal Investigation
Since June 2007, we have been conducting, with the assistance of independent outside counsel engaged by our audit committee, an internal investigation relating to our Nigerian operations. The investigation has focused on the legality under the FCPA and local laws of our Nigerian affiliate’s reimbursement of certain expenses incurred by our customs agents in connection with obtaining and renewing permits for the temporary importation of drilling units and related equipment into Nigerian waters, including permits that are necessary for our drilling units to operate in Nigerian waters. The scope of the investigation has also included our dealings with customs agents and customs authorities in certain parts of the world other than Nigeria in which we conduct our operations, as well as dealings with other types of local agents in Nigeria and such other parts of the world. There can be no assurance that evidence of additional potential FCPA violations or violations of other laws or regulations may not be uncovered through the investigation.
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
The independent outside counsel appointed by the audit committee to perform the internal investigation made a presentation of the results of its investigation to the DOJ and the SEC in June 2008. Since June 2008, the SEC and the DOJ have reviewed these results and information gathered by the independent outside counsel in the course of the investigation. We consider the matter to be ongoing and cannot predict (a) when it will conclude, (b) whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or (c) if a proceeding is opened, what potential sanctions, penalties or other remedies these agencies may seek. We could also face fines or sanctions in relevant foreign jurisdictions. Based on information obtained to date, we believe it is probable that we will have to pay an amount to settle this matter with the DOJ and SEC, however, we are not in a position to estimate any potential liability that may result and, as a result, we have not made any accrual in our consolidated financial statements at March 31, 2010.
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

We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of April 30, 2010, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig which was imported into the country in 2009. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Results of Operations
For the Three Months Ended March 31, 2010 and 2009
General
Net income for the three months ended March 31, 2010 (the “Current Quarter”) was $371 million, or $1.43 per diluted share, on operating revenues of $841 million, compared to net income for the three months ended March 31, 2009 (the “Comparable Quarter”) of $414 million, or $1.58 per diluted share, on operating revenues of $896 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2010 and 2009:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,			March 31,
	2010	2009	2010	2009	% Change	2010	2009	% Change

Jackups	81%	86%	3,141	3,242	-3%	$116,498	$158,359	-26%
Semisubmersibles > 6000’ (3)	90%	100%	661	630	5%	484,510	369,988	31%
Semisubmersibles < 6000’ (4)	100%	100%	270	270	0%	250,254	246,118	2%
Drillships	92%	62%	247	168	47%	222,306	291,854	-24%
Submersibles (5)	0%	67%	—	180	-100%	—	58,452	-100%

Total	81%	86%	4,319	4,490	-4%	$187,214	$194,308	-4%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Operating revenues:
Contract drilling services	$808,646	$872,397	$(63,751)	-7%
Reimbursables (1)	23,303	16,156	7,147	44%
Other	211	127	84	66%

	$832,160	$888,680	$(56,520)	-6%

Operating costs and expenses:
Contract drilling services	$254,431	$240,856	$13,575	6%
Reimbursables (1)	18,869	13,589	5,280	39%
Depreciation and amortization	113,173	90,898	22,275	25%
Selling, general and administrative	21,743	17,667	4,076	23%
Loss on involuntary conversion	—	12,034	(12,034)	-100%

	408,216	375,044	33,172	9%

Operating income	$423,944	$513,636	$(89,692)	-17%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Contract drilling services revenue decreases for the Current Quarter as compared to the Comparable Quarter were primarily driven by reductions in average dayrates and utilization. Lower dayrates decreased revenues approximately $32 million, while fewer operating days reduced revenues approximately $32 million.
The decrease in contract drilling services revenue resulted primarily from our jackup rigs, which generated approximately $147 million less in revenue for the Current Quarter as compared to the Comparable Quarter. The decrease in jackup revenue was due to both a decrease in utilization and dayrates, with utilization falling 5% and dayrates decreasing 26%. The decrease in utilization translated to six rigs spending significant stacked time in the Current Quarter as compared to only four rigs in the Comparable Quarter. The decrease in dayrates was primarily due to re-pricing of rigs in the Middle East, the North Sea, and Mexico due to lower overall rates in the global shallow water market.
The decrease in revenue related to jackups was partially offset by an increase in revenues related to semisubmersible rigs, which increased $88 million in the Current Quarter as compared to the Comparable Quarter. The increase was primarily due to contractual increases for several rigs which increased revenue approximately $77 million and the Noble Danny Adkins and Noble Dave Beard beginning to operate under contracts which collectively increased revenue $11 million.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $14 million for the Current Quarter as compared to the Comparable Quarter. Our newbuild rigs, the Noble Scott Marks, Noble Danny Adkins and Noble Dave Beard which were added to the fleet in June 2009, October 2009 and March 2010, respectively, added approximately $21 million of operating costs in the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs decreased $7 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by an $11 million decrease in rig maintenance during the Current Quarter partially offset by a $4 million increase in labor and other expenses.

The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Operating revenues:
Labor contract drilling services	$7,761	$6,934	$827	12%
Reimbursables (1)	930	522	408	78%
Other	—	15	(15)	-100%

	$8,691	$7,471	$1,220	16%

Operating costs and expenses:
Labor contract drilling services	$5,888	$4,376	$1,512	35%
Reimbursables (1)	874	494	380	77%
Depreciation and amortization	2,684	2,086	598	29%
Selling, general and administrative	228	50	178	356%

	9,674	7,006	2,668	38%

Operating income	$(983)	$465	$(1,448)	-311%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services increased in the Current Quarter as a result of fluctuations in foreign currency exchange rates.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $4 million in the Current Quarter as compared to the Comparable Quarter. Expenses related to relocation of our executive officers and selected personnel to Switzerland were higher by $4 million, coupled with an increase in audit, legal fees and other expenses of $2 million, partially offset by a $2 million decrease in transaction fees related to our migration to Switzerland.
Income Tax Provision. The income tax provision decreased $45 million in the Current Quarter primarily due to a lower effective tax rate in the Current Quarter compared to the Comparable Quarter. The lower effective tax rate, which was 13 percent in the Current Quarter compared to 19.5 percent in the Comparable Quarter, reduced income tax expense by approximately $28 million. During the fourth quarter of 2009, we completed an internal restructuring of the ownership of substantially all of our drilling rigs under a single non-U.S. entity. In addition to certain business advantages, the restructuring had an immediate beneficial impact on tax expense and lowered the effective tax rate in the Current Quarter. In addition there was a reduction in pre-tax earnings, which decreased income tax expense by $17 million.

Liquidity and Capital Resources
Overview
Our principal capital resource in the Current Period was net cash from operating activities of $504 million, which compared to $548 million in the Comparable Period. The decrease in net cash from operating activities in the Current Period was primarily attributable to lower net income. At March 31, 2010, we had cash and cash equivalents of $848 million and $600 million available under our bank credit facility described under “Credit Facility and Long-Term Debt” below. We had working capital of $1.1 billion and $1.0 billion at March 31, 2010 and December 31, 2009, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 9.6 percent at March 31, 2010 and 10.0 percent at December 31, 2009. Additionally, at March 31, 2010, we had a total contract drilling services backlog of approximately $7.5 billion. Our backlog reflects a commitment of 55 percent of operating days for the remainder of 2010 and 28 percent for 2011. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
As a result of the cash generated by our operations, our cash on hand and the availability under our bank credit facility, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs for the remainder of 2010 including:
•	normal recurring operating expenses;
•	capital expenditures, including expenditures for newbuilds and upgrades;
•	repurchase of shares, and payments of return on capital in the form of a reduction of par value of our shares (in-lieu of dividends); and
•	contributions to our pension plans.
Although the credit markets have shown improvement in the recent months, the availability of capital and credit to fund the continuation and expansion of industrial business operations worldwide could impact our liquidity and financial condition in the future. It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions.
Capital Expenditures
Our primary capital requirement in 2010 will be for capital expenditures. Capital expenditures totaled $339 million and $251 million for the three months ended March 31, 2010 and 2009, respectively.
At March 31, 2010, we had two rigs under construction, and capital expenditures for new construction in the Current Period totaled $141 million. Capital expenditures for newbuild rigs in the Current Period included $67 million for our Globetrotter-class drillship, $42 million for the Noble Jim Day, $21 million for the Noble Dave Beard and $11 million for the Noble Danny Adkins. Other capital expenditures totaled $179 million in the first quarter of 2010, which included approximately $122 million for major upgrade projects, including $94 million to upgrade our three drillships in Brazil. Capitalized major maintenance expenditures, which typically occur every 3 to 5 years, totaled $18 million for the three months ended March 31, 2010.
Our total capital expenditure budget for 2010 is approximately $1.0 billion. In connection with our 2010 and future capital expenditure programs, as of March 31, 2010, we had outstanding commitments, including shipyard and purchase commitments, for approximately $912 million, of which $597 million is anticipated for 2010. Our remaining 2010 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects as needed.
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

Share Repurchases and Dividends
At March 31, 2010, 10.8 million registered shares remained available under the existing Board authorization for our share repurchase program. Total share repurchases for the three months ended March 31, 2010 were 2.3 million, which included 2.1 million shares that were repurchased in open market transactions under our share repurchase program for approximately $89 million. In addition, the Company acquired approximately 226,000 shares surrendered by employees for taxes payable upon the vesting of restricted stock for $9 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available.
Our most recent quarterly payment to shareholders, in the form of a capital reduction, was paid on February 26, 2010, to shareholders of record on February 18, 2010, in the amount of approximately $0.046 per share. The declaration and payment of dividends in the future will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors, and must be approved in advance by our shareholders.
Recently, our Board of Directors and shareholders approved the payment of a regular return of capital through a reduction of the par value of our shares in a total amount equal to Swiss francs 0.52 CHF per share to be paid in four equal installments scheduled for August 2010, November 2010, February 2011 and May 2011. In addition, our Board of Directors and shareholders approved a single payment of a special return of capital through a reduction of par value of 0.56 CHF per share. This payment will be paid together with the regular return of capital in August 2010. The payments will be made in U.S. dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date.
Contributions to Pension Plans
Noble maintains certain pension plans for both Non-U.S. and U.S. employees. The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the three months ended March 31, 2010 and 2009, we made contributions to our pension plans totaling $2 million and $1 million, respectively. We expect the minimum funding to our non-U.S. and U.S. plans in 2010, subject to applicable law, to be approximately $16 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”). The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of March 31, 2010, our ratio of debt to total tangible capitalization was 0.09.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At March 31, 2010, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2010, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2010, expect to remain in compliance during the year.
At March 31, 2010, we had letters of credit of $96 million and performance and tax assessment bonds totaling $327 million supported by surety bonds outstanding. Of the letters of credit outstanding, $54 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our long-term debt was $751 million at both March 31, 2010 and December 31, 2009, respectively. For additional information on our long-term debt, see Note 5 to our accompanying consolidated financial statements.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”), issued guidance which expanded disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operations or financial disclosures.
Also in June 2009, the FASB issued guidance that revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operations and cash flows.
In October 2009, the FASB issued guidance that impacts the recognition of revenue in multiple-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multiple-deliverable arrangements and to align the accounting with the underlying economics of the multiple-deliverable transaction. This guidance is effective for fiscal years beginning on or after June 15, 2010. We are in the process of evaluating this guidance but do not believe this guidance will have a material impact on our financial condition or results of operations and cash flows.
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets which are classified as level three within the FASB fair value hierarchy. This guidance is effective for annual and interim periods beginning on or after December 15, 2009. These additional disclosures did not have a significant impact on our financial disclosures or our financial condition.
In February 2010, the FASB issued guidance that clarifies the disclosure of subsequent events for SEC registrants. Under this guidance a SEC registrant can disclose the company has considered subsequent events through the date of filing with the SEC as opposed to specifically stating the date to which subsequent events were considered. This guidance is effective upon the issuance of the guidance. Our adoption of this guidance did not have a material impact on our financial disclosures or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At March 31, 2010, we had no amounts outstanding under the Credit Facility.
Foreign Currency Risk
As a multinational company, we conduct business in approximately 15 countries. Our functional currency is primarily the U.S. dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. dollars will increase (decrease).
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Other Comprehensive Income (Loss). Amounts recorded in Other Comprehensive Income (Loss) are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. We typically maintain forward contracts settling monthly in their respective local currencies to mitigate certain exchange exposure. The forward contract settlements in the remainder of 2010 represent approximately 44 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $95 million at March 31, 2010. A ten percent change in exchange rates in these local currencies would change the fair value of these forward contracts by approximately $9 million.
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of March 31, 2010, the aggregate notional amount of the remaining forward contracts was 50 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges. The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $5 million at March 31, 2010 and $0.8 million at December 31, 2009. A ten percent change in the exchange rate for the Euro would change the fair value of these forward contracts by approximately $7 million.

Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At March 31, 2010, our liability under the Restoration Plan totaled $8 million. We previously purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $8 million at March 31, 2010. A ten percent change in the fair value of the phantom investments would change our liability by approximately $0.8 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
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
Changes in market asset values related to the pension plans noted above could have a material impact upon our “Consolidated Statement of Comprehensive Income” and could result in material cash expenditures in future periods.

Item 4.	Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and Thomas L. Mitchell, Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble-Swiss have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that Noble-Swiss’s disclosure controls and procedures were effective as of March 31, 2010. Noble-Swiss’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2010. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is set forth in Note 10 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by Noble-Swiss and Noble-Cayman in response to Item 1A of Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs (1)
January 2010	64,459	$42.26	(2)	—	12,869,891
February 2010	1,761,065	$41.65	(3)	1,600,000	11,269,891
March 2010	500,713	$43.65	(4)	500,000	10,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

(2)	Includes 64,459 shares at an average price of $42.26 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

(3)	Includes 161,065 shares at an average price of $40.55 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

(4)	Includes 713 shares at an average price of $42.62 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

Item 6.	Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams	May 7, 2010

David W. Williams	Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas L. Mitchell
Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	May 7, 2010

David W. Williams	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky
Vice President and Chief Financial Officer
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

3.1		Articles of Association of Noble-Swiss.

3.2		By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3		Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

10.1	*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.2	*	Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.3	*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.4	*
Amendment to Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010 (filed as Exhibit 10.17 to Noble-Swiss’ Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference).

31.1		Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2		Certification of Thomas L. Mitchell pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3		Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2	+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3	+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	+	Interactive Data File

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

*	Management contract or compensatory plan or arrangement to be filed as an exhibit hereto.