Form 10-Q
period 2010-06-30
NOBLE CORP; Noble Corp / Switzerland
filed 2010-08-09
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0619597 (I.R.S. employer identification number)
Dorfstrasse 19A, Baar, Switzerland 6430
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Shares, Par Value 4.75 CHF Per Share	New York Stock Exchange
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Suite 3D, Landmark Square, 64 Earth Close, Grand Cayman, Cayman Islands, BWI
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (345) 938-0293
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding at July 31, 2010: Noble Corporation (Switzerland) — 255,871,647
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Since Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following items of Part II of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).
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
NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,083,112	$735,493
Accounts receivable	471,348	647,454
Prepaid expenses and other current assets	132,036	100,243

Total current assets	1,686,496	1,483,190

Property and equipment
Drilling equipment and facilities	9,130,967	8,666,750
Other	161,046	143,477

	9,292,013	8,810,227
Accumulated depreciation	(2,356,040)	(2,175,775)

	6,935,973	6,634,452

Other assets	281,033	279,254

Total assets	$8,903,502	$8,396,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$199,850	$197,800
Accrued payroll and related costs	99,550	100,167
Taxes payable	56,557	68,760
Other current liabilities	80,870	67,220

Total current liabilities	436,827	433,947

Long-term debt	751,028	750,946
Deferred income taxes	288,389	300,231
Other liabilities	158,886	123,340

Total liabilities	1,635,130	1,608,464

Commitments and contingencies

Shareholders’ equity
Shares; 261,971 shares and 261,975 shares outstanding	1,107,281	1,130,607
Treasury shares, at cost; 6,116 shares and 3,750 shares	(242,484)	(143,031)
Additional paid-in capital	20,856	—
Retained earnings	6,445,722	5,855,737
Accumulated other comprehensive loss	(63,003)	(54,881)

Total shareholders’ equity	7,268,372	6,788,432

Total liabilities and shareholders’ equity	$8,903,502	$8,396,896

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues
Contract drilling services	$687,510	$868,205	$1,496,156	$1,740,602
Reimbursables	13,753	22,834	37,986	39,512
Labor contract drilling services	8,056	7,419	15,817	14,353
Other	603	414	814	556

	709,922	898,872	1,550,773	1,795,023

Operating costs and expenses
Contract drilling services	275,595	251,054	530,026	491,910
Reimbursables	10,365	19,281	30,108	33,364
Labor contract drilling services	5,380	4,881	11,268	9,257
Depreciation and amortization	126,227	99,417	242,084	192,401
Selling, general and administrative	23,808	21,484	45,779	39,201
Loss on asset disposal/involuntary conversion, net	—	16,943	—	28,977

	441,375	413,060	859,265	795,110

Operating income	268,547	485,812	691,508	999,913

Other income (expense)
Interest expense, net of amount capitalized	(510)	(361)	(975)	(882)
Interest income and other, net	1,006	1,318	4,632	2,390

Income before income taxes	269,043	486,769	695,165	1,001,421
Income tax provision	(51,118)	(94,920)	(106,514)	(195,277)

Net income	$217,925	$391,849	$588,651	$806,144

Net income per share
Basic	$0.85	$1.50	$2.29	$3.08
Diluted	$0.85	$1.49	$2.28	$3.08

Dividend/Par value reduction per share	$0.04	$—	$0.09	$0.04
See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$588,651	$806,144
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	242,084	192,401
Loss on asset disposal/involuntary conversion, net	—	28,977
Deferred income tax provision	(11,842)	6,431
Share-based compensation expense	16,285	17,294
Pension contributions	(4,947)	(1,432)
Other changes in assets and liabilities:
Accounts receivable	176,106	(25,691)
Other current assets	(43,555)	(42,037)
Other assets	(10,804)	(17,282)
Accounts payable	19,898	23,333
Other current liabilities	10,340	(29,083)
Other liabilities	32,208	39,384

Net cash from operating activities	1,014,424	998,439

Cash flows from investing activities
New construction	(184,963)	(275,153)
Other capital expenditures	(305,751)	(192,657)
Major maintenance expenditures	(40,687)	(57,750)
Change in accrued capital expenditures	(17,848)	(68,134)

Net cash from investing activities	(549,249)	(593,694)

Cash flows from financing activities
Payments of other long-term debt	—	(172,700)
Proceeds from employee stock transactions	3,711	2,978
Dividends/par value reduction payments paid	(23,306)	(10,470)
Repurchases of employee shares surrendered for taxes	(9,309)	(5,577)
Repurchases of shares	(88,652)	(60,867)

Net cash from financing activities	(117,556)	(246,636)

Net increase in cash and cash equivalents	347,619	158,109
Cash and cash equivalents, beginning of period	735,493	513,311

Cash and cash equivalents, end of period	$1,083,112	$671,420

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Shares		Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Balance	Par Value	Capital	Earnings	Shares	Loss	Equity
Balance at December 31, 2009	261,975	$1,130,607	$—	$5,855,737	$(143,031)	$(54,881)	$6,788,432

Employee related equity activity
Share-based compensation expense	—	—	16,285	—	—	—	16,285
Issuance of share-based compensation shares	4	16	(16)	—	—	—	—
Contribution to employee benefit plans	8	30	194	—	—	—	224
Exercise of stock options	166	719	2,768	—	—	—	3,487
Tax benefit of stock options exercised	—	—	682	—	—	—	682
Restricted shares forfeited or repurchased for taxes	(182)	(786)	944	1,334	(10,801)		(9,309)
Repurchases of shares	—	—	—	—	(88,652)	—	(88,652)
Net income	—	—	—	588,651	—	—	588,651
Dividends/par value reduction payments paid	—	(23,305)	(1)	—	—	—	(23,306)
Other comprehensive income (loss), net	—	—		—	—	(8,122)	(8,122)

Balance at June 30, 2010	261,971	$1,107,281	$20,856	$6,445,722	$(242,484)	$(63,003)	$7,268,372

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$217,925	$391,849	$588,651	$806,144

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,980)	2,349	(6,461)	1,222
Gain (loss) on foreign currency forward contracts	(1,009)	2,658	(2,934)	2,852
Amortization of deferred pension plan amounts	634	889	1,273	1,741

Other comprehensive income (loss), net	(2,355)	5,896	(8,122)	5,815

Comprehensive income	$215,570	$397,745	$580,529	$811,959

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,075,463	$726,225
Accounts receivable	471,348	647,454
Due from affiliate	309,018	191,004
Other current assets	130,580	99,206

Total current assets	1,986,409	1,663,889

Property and equipment
Drilling equipment and facilities	9,130,967	8,666,750
Other	132,615	115,414

	9,263,582	8,782,164
Accumulated depreciation	(2,355,672)	(2,175,775)

	6,907,910	6,606,389

Other assets	281,032	279,139

Total assets	$9,175,351	$8,549,417

LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities
Accounts payable	$195,334	$197,712
Accrued payroll and related costs	94,722	99,372
Taxes payable	53,538	61,577
Other current liabilities	80,790	67,246

Total current liabilities	424,384	425,907

Long-term debt	751,028	750,946
Deferred income taxes	288,388	300,231
Other liabilities	158,887	123,137

Total liabilities	1,622,687	1,600,221

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	368,374	368,374
Retained earnings	7,221,168	6,609,578
Accumulated other comprehensive loss	(63,003)	(54,881)

Total shareholder equity	7,552,664	6,949,196

Total liabilities and shareholder equity	$9,175,351	$8,549,417

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues
Contract drilling services	$687,510	$868,205	$1,496,156	$1,740,602
Reimbursables	13,753	22,834	37,986	39,512
Labor contract drilling services	8,056	7,419	15,817	14,353
Other	603	414	814	556

	709,922	898,872	1,550,773	1,795,023

Operating costs and expenses
Contract drilling services	271,084	251,054	523,865	491,910
Reimbursables	10,365	19,281	30,108	33,364
Labor contract drilling services	5,380	4,881	11,268	9,257
Depreciation and amortization	126,052	99,417	241,716	192,401
Selling, general and administrative	15,534	20,653	31,422	38,278
Loss on asset disposal/involuntary conversion, net	—	16,943	—	28,977

	428,415	412,229	838,379	794,187

Operating income	281,507	486,643	712,394	1,000,836

Other income (expense)
Interest expense, net of amount capitalized	(510)	(361)	(975)	(882)
Interest income and other, net	1,503	1,318	5,110	2,390

Income before income taxes	282,500	487,600	716,529	1,002,344
Income tax provision	(49,543)	(94,920)	(104,939)	(195,277)

Net income	$232,957	$392,680	$611,590	$807,067

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$611,590	$807,067
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	241,716	192,401
Loss on asset disposal/involuntary conversion, net	—	28,977
Deferred income tax provision	(11,843)	6,431
Share-based compensation expense	—	8,399
Pension contributions	(4,947)	(1,432)
Other changes in assets and liabilities:
Accounts receivable	176,106	(25,691)
Due from affiliates, net	(118,014)	—
Other current assets	(43,136)	(42,037)
Other assets	(10,918)	(17,282)
Accounts payable	15,470	23,160
Other current liabilities	9,683	(29,398)
Other liabilities	32,412	50,642

Net cash from operating activities	898,119	1,001,237

Cash flows from investing activities
New construction	(184,963)	(275,153)
Other capital expenditures	(305,383)	(192,657)
Major maintenance expenditures	(40,687)	(57,750)
Change in accrued capital expenditures	(17,848)	(68,134)

Net cash from investing activities	(548,881)	(593,694)

Cash flows from financing activities
Payments of other long-term debt	—	(172,700)
Employee stock transactions	—	(5,416)
Dividends/par value reduction payments paid	—	(10,470)
Repurchases of ordinary shares	—	(60,867)

Net cash from financing activities	—	(249,453)

Net increase in cash and cash equivalents	349,238	158,090
Cash and cash equivalents, beginning of period	726,225	513,311

Cash and cash equivalents, end of period	$1,075,463	$671,401

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other	Total
	Shares		Excess of	Retained	Comprehensive	Shareholder
	Balance	Par Value	Par Value	Earnings	Loss	Equity

Balance at December 31, 2009	261,246	$26,125	$368,374	$6,609,578	$(54,881)	$6,949,196

Net income	—	—	—	611,590	—	611,590
Other comprehensive loss, net	—	—	—	—	(8,122)	(8,122)

Balance at June 30, 2010	261,246	$26,125	$368,374	$7,221,168	$(63,003)	$7,552,664

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$232,957	$392,680	$611,590	$807,067

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,980)	2,349	(6,461)	1,222
Gain (loss) on foreign currency forward contracts	(1,009)	2,658	(2,934)	2,852
Amortization of deferred pension plan amounts	634	889	1,273	1,741

Other comprehensive income (loss), net	(2,355)	5,896	(8,122)	5,815

Comprehensive income	$230,602	$398,576	$603,468	$812,882

See accompanying notes to the unaudited consolidated financial statements.

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
Note 2 — Acquisition of FDR Holdings Limited
On July 28, 2010, pursuant to a definitive agreement and plan of merger dated June 27, 2010, we acquired privately held FDR Holdings Limited (“Frontier”) at an estimated purchase price of approximately $2.6 billion in order to strategically expand and enhance our global fleet. Frontier owns three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one which is Arctic-class, a conventionally moored deepwater semisubmersible drilling rig and one dynamically positioned floating production, storage and offloading vessel. The estimated purchase price of $2.6 billion includes $1.7 billion in cash paid to, or on behalf of, Frontier and its equity holders, the assumption of approximately $622 million in secured non-recourse debt related to consolidated joint ventures and other liabilities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3 — Share Data
Share capital
The following is a detail of Noble-Swiss’ share capital as of June 30, 2010 and December 31, 2009 (in thousands).

	June 30,	December 31,
	2010	2009

Shares outstanding and trading	255,855	258,225
Treasury shares	6,116	3,750

Total shares outstanding	261,971	261,975
Treasury shares held for share-based compensation plans	14,295	14,291

Total shares authorized for issuance	276,266	276,266

Par value (in CHF)	4.75	4.85
Shares issued by Noble-Swiss at June 30, 2010, totaled 276.3 million shares and include 6.1 million shares held in treasury and 14.3 million shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock. Our Board of Directors is authorized to issue up to a maximum of 414.4 million shares without additional shareholder approval and without conditions regarding use.
Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 138.1 million conditionally authorized registered shares without obtaining additional shareholder approval. The issuance of these conditionally authorized registered shares is subject to certain conditions regarding their use.
Treasury shares/share repurchases
Share repurchases were made pursuant to the share repurchase program that our Board of Directors authorized and adopted. Subsequent to our 2009 Swiss migration, all shares repurchased under our share repurchase program are held in treasury. During the six months ended June 30, 2010, we repurchased 2.1 million shares under this plan. At June 30, 2010, 10.8 million shares remained available under this authorization. Treasury shares held at June 30, 2010 include 5.9 million shares repurchased under our share repurchase program and 0.2 million shares surrendered by employees for taxes payable upon the vesting of restricted stock.

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
The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Allocation of net income
Basic
Net income	$217,925	$391,849	$588,651	$806,144
Earnings allocated to unvested share-based payment awards	(2,143)	(4,174)	(5,652)	(7,671)

Net income to common shareholders — basic	$215,782	$387,675	$582,999	$798,473

Diluted
Net income	$217,925	$391,849	$588,651	$806,144
Earnings allocated to unvested share-based payment awards	(2,137)	(4,161)	(5,632)	(7,650)

Net income to common shareholders — diluted	$215,788	$387,688	$583,019	$798,494

Weighted average shares outstanding — basic	254,224	258,487	254,671	258,874
Incremental shares issuable from assumed exercise of stock options	800	839	949	702

Weighted average shares outstanding — diluted	255,024	259,326	255,620	259,576

Weighted average unvested share-based payment awards	2,480	2,783	2,431	2,487

Earnings per share
Basic	$0.85	$1.50	$2.29	$3.08
Diluted	$0.85	$1.49	$2.28	$3.08
Only those items having a dilutive impact on our basic net earnings per share are included in diluted earnings per share. At June 30, 2010, stock options totaling approximately 0.8 million were excluded from the diluted earnings per share as they were not dilutive as compared to 1.0 million at June 30, 2009.
Note 4 — Property and Equipment
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $13 million and $26 million for the three and six months ended June 30, 2010, respectively, as compared to $13 million and $29 million for the three and six months ended June 30, 2009 respectively.
During the first quarter of 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that has been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig. As of June 30, 2010, we have not disposed of this rig.
In the second quarter of 2009, we recorded a $17 million charge related to our jackup, the Noble David Tinsley, which experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom, which resulted in severe damage to the legs and the rig.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 5 — Accounts Receivable
We have an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $63 million at June 30, 2010. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. As of June 30, 2010, the customer has met its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations.
Note 6 — Debt
Long-term debt consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
5.875% Senior Notes due 2013	$299,893	$299,874
7.375% Senior Notes due 2014	249,440	249,377
7.50% Senior Notes due 2019	201,695	201,695
Credit Facility	—	—

Long-term debt	$751,028	$750,946

We have a $600 million unsecured bank credit facility (the “Credit Facility”), which contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of June 30, 2010, our ratio of debt to total tangible capitalization was 0.09.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
5.875% Senior Notes due 2013	$299,893	$323,633	$299,874	$325,398
7.375% Senior Notes due 2014	249,440	283,074	249,377	282,105
7.50% Senior Notes due 2019	201,695	229,155	201,695	231,015
Note 7 — Income Taxes
At December 31, 2009, the reserves for uncertain tax positions totaled $98 million (net of related tax benefits of $7 million). At June 30, 2010, the reserves for uncertain tax positions totaled $114 million (net of related tax benefits of $8 million). If the June 30, 2010 reserves are not realized, the provision for income taxes would be reduced by $93 million and equity would be directly increased by $21 million.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 8 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended June 30,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$1,050	$1,912	$757	$1,803
Interest cost	1,204	1,957	1,063	1,713
Return on plan assets	(1,302)	(2,392)	(1,322)	(1,786)
Amortization of prior service cost	—	57	—	73
Amortization of transition obligation	18	—	18	—
Recognized net actuarial loss	175	705	61	1,031

Net pension expense	$1,145	$2,239	$577	$2,834

	Six Months Ended June 30,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$2,166	$3,824	$1,505	$3,606
Interest cost	2,470	3,914	2,085	3,426
Return on plan assets	(2,668)	(4,784)	(2,593)	(3,572)
Amortization of prior service cost	—	114	—	146
Amortization of transition obligation	36	—	35	—
Recognized net actuarial loss	356	1,410	118	2,062

Net pension expense	$2,360	$4,478	$1,150	$5,668

The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the six months ended June 30, 2010 and 2009, we made contributions to our pension plans totaling $5 million and $1 million, respectively. We expect the minimum funding to our non-U.S. and U.S. plans in 2010, subject to applicable law, to be approximately $17 million.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At June 30, 2010 and December 31, 2009, our liability under the Restoration Plan totaled $6 million and $8 million, respectively. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at June 30, 2010 and $8 million at December 31, 2009.

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
Hedge effectiveness is evaluated based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We did not recognize a gain or loss due to hedge ineffectiveness in our Consolidated Statements of Income during the six months ended June 30, 2010 and 2009 related to these derivative instruments.
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. We typically maintain forward contracts settling monthly in their respective local currencies to mitigate certain exchange exposure. The forward contract settlements in the remainder of 2010 represent approximately 40 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $65 million at June 30, 2010.
The balance of the net unrealized gain/(loss) related to our forward contracts included in “Accumulated other comprehensive loss” and related activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net unrealized gain at beginning of period	$(1,508)	$194	$417	$—
Activity during period:
Settlement of forward contracts during period	617	(60)	(356)	—
Net unrealized gain/(loss) on outstanding forward contracts	(1,626)	2,718	(2,578)	2,852

Net unrealized gain/(loss) at end of period	$(2,517)	$2,852	$(2,517)	$2,852

Fair Value Hedges
During 2008, we entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of June 30, 2010, the aggregate notional amount of the forward contracts was 50 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges would be recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of these outstanding forward contracts, which are included in “Other current assets/liabilities” and “Other assets/liabilities,” totaled approximately $11 million at June 30, 2010 and $0.8 million at December 31, 2009. No amounts related to fair value hedges were recognized in the income statement for the three or six months ended June 30, 2010 and 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 10 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

		June 30, 2010			December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$6,794	$6,794	$—	$—	$8,483	$8,483
Forward contracts-cash flow hedges	$1,314	$—	$1,314	$—	$654	$654

Liabilities —
Forward contracts-cash flow hedges	$3,831	$—	$3,831	$—	$237	$237
Forward contracts-fair value hedges	$10,999	$—	$10,999	$—	$765	$765
The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Note 11 — Commitments and Contingencies
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at June 30, 2010) and a customs bond in the amount of 970 million Indian Rupees (or $21 million at June 30, 2010), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). At a hearing on April 5, 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. CESTAT thereafter issued its written judgment dated August 8, 2006 upholding NACL’s appeal on all grounds and setting aside the duty demand, interest, fine and penalty. The Commissioner filed an appeal in the Bombay High Court challenging the order passed by CESTAT. In August 2008, the Division Bench of the Bombay High Court dismissed the Commissioner’s appeal of CESTAT’s order. In November 2008, the Commissioner filed a Special Leave Petition, an Appeal in the Supreme Court of India, appealing the order of the Bombay High Court. NACL has filed an Affidavit-in-reply opposing admission of the Appeal in the Supreme Court of India, and is seeking the return or cancellation of its previously posted custom bond and bank guarantee. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
In May 2010, Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico, issued on May 28, 2010 by U.S. Secretary of the Interior Ken Salazar, was an event of force majeure under the drilling contract for the Noble Amos Runner.  In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium.  We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract.  In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract.  We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2010, there were approximately 39 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to defend vigorously against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
NIMASA had also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had originally barred us from participating in new tenders as a result of NIMASA’s allegations, although the Division reversed its actions based on the favorable Federal High Court ruling. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.
We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We have recently been informed by the U.S. Internal Revenue Service that our 2008 tax return is currently under audit. In addition, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained.
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2004 periods and audit claims have been assessed for approximately $191 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe additional audit claims in the range of $21 to $23 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We maintain certain insurance coverage against specified marine perils, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike to oil and gas assets situated in the U.S. Gulf of Mexico negatively impacted the energy insurance market, resulting in more restricted and more expensive coverage. We also cannot predict what the impact of the recent events on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, will have on the cost or availability of future insurance coverage. We evaluate and renew our operational insurance policies on a yearly basis during the month of March.
We have elected to self insure U.S. named windstorm physical damage and loss of hire exposures due to the high cost of coverage for these perils. This self insurance applies only to our units in the U.S. portion of the Gulf of Mexico. As of June 30, 2010 we maintained six semisubmersibles and two submersibles in the U.S. Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles of $25 million per occurrence for rigs located in the U.S., Mexico, Brazil, Singapore and the North Sea and $15 million per occurrence for rigs operating in West Africa, the Middle East, India, and the Mediterranean Sea. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $904 million at June 30, 2010.
We have entered into agreements with certain of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble-Swiss (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to customs agents in Nigeria. The SEC and the DOJ have indicated that they believe that violations of the FCPA occurred and will seek civil and/or criminal sanctions against us, including monetary penalties, and may include additional sanctions against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs. We could also face fines or sanctions in relevant foreign jurisdictions.
We consider the matter relating to the Nigeria investigation to be ongoing and cannot predict (a) when it will conclude, (b) whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or (c) if a proceeding is opened, what potential sanctions, penalties or other remedies these agencies may seek. Based on information obtained to date, we believe it is probable that we will pay an amount to settle this matter with the DOJ and SEC. Given that the matter is not finally resolved, we cannot predict with certainty what amount we will pay in civil and criminal fines and penalties; however, in June 2010, we accrued a settlement provision of approximately $5 million relating to this ongoing matter. Any of the sanctions as a result of the Nigerian investigation or any other future violation of the FCPA or similar law could have a material adverse effect on our business or financial condition and could damage our reputation and ability to do business, to attract and retain employees and to access capital markets.
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
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of July 31, 2010, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig which was imported into the country in 2009. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 12 — Segment and Related Information
We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment currently conducts contract drilling operations principally in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, and West Africa.
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three and six months ended June 30, 2010 and 2009 is shown in the following table. The “Other” column includes results of labor contract drilling services and corporate related items.

	Three Months Ended June 30,
	2010			2009
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$701,102	$8,820	$709,922	$890,914	$7,958	$898,872
Depreciation and amortization	123,379	2,848	126,227	96,952	2,465	99,417
Segment operating income	268,941	(394)	268,547	485,800	12	485,812
Interest expense, net of amount capitalized	235	275	510	160	201	361
Income tax provision	51,544	(426)	51,118	94,899	21	94,920
Segment profit	219,267	(1,342)	217,925	391,763	86	391,849
Total assets (at end of period)	7,761,724	1,141,778	8,903,502	7,001,497	680,625	7,682,122
Capital expenditures	181,505	11,132	192,637	254,393	20,447	274,840

	Six Months Ended June 30,
	2010			2009
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$1,533,262	$17,511	$1,550,773	$1,779,594	$15,429	$1,795,023
Depreciation and amortization	236,553	5,531	242,084	187,850	4,551	192,401
Segment operating income	692,885	(1,377)	691,508	999,436	477	999,913
Interest expense, net of amount capitalized	293	682	975	350	532	882
Income tax provision	107,136	(622)	106,514	195,044	233	195,277
Segment profit	591,304	(2,653)	588,651	805,183	961	806,144
Total assets (at end of period)	7,761,724	1,141,778	8,903,502	7,001,497	680,625	7,682,122
Capital expenditures	517,088	14,313	531,401	494,128	31,432	525,560

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 13 — Accounting Pronouncements
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
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is effective for annual and interim periods beginning on or after December 15, 2010. These additional disclosures are not expected to have a significant impact on our financial disclosures or our financial condition.
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
In April 2010, the FASB issued guidance that codifies the need for disclosure relating to the disallowance of various credits as a result of the passage of both the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, which were signed into law in March 2010. The passage of these acts does not have an impact on our tax liability, our related financial disclosures, or our financial condition.
Note 14 — Subsequent Events
As noted in Note 2- “Acquisition of FDR Holdings Limited” on July 28, 2010, we acquired Frontier at an estimated purchase price of approximately $2.6 billion.
Effective June 27, 2010, we entered into separate agreements, which include the following, with affiliates of Royal Dutch Shell, plc (“Shell”) and that became effective upon closing of the Frontier acquisition:
•	A 10-year contract on the dynamically positioned, ultra-deepwater drillship, Noble Globetrotter, currently under construction and scheduled to be delivered during the second half of 2011;
•	A 10-year contract on a second ultra-deepwater drillship to be constructed with an anticipated delivery date in the second half of 2013; and
•	A three-year extension on the Noble Jim Thompson, a moored 4th generation semisubmersible operating in the U.S. Gulf of Mexico.
In addition, we and Shell have agreed to an arrangement, effective as of June 27, 2010, to address the current situation in the U.S. Gulf of Mexico relating to the limitation on certain deepwater drilling activities. The arrangement allows Shell to suspend the contracts, if necessary, on any of our rigs operating in the U.S. Gulf of Mexico during the imposed restriction. This would also apply to any of the Frontier rigs operating in the U.S. Gulf of Mexico under contracts with Shell provided that, with respect to the Bully-class drillships, the lenders must still consent to the amendment of each of those drilling contracts. In exchange, Shell will pay a reduced suspension rate designed to support personnel costs and other operational costs. The term of the applicable drilling contracts will be extended for a length of time equal to any suspension period at the original contract dayrate.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
On July 26, 2010, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.25 billion aggregate principal amount of senior notes in three separate tranches, with $350 million of 3.45% senior notes due 2015, $500 million of 4.90% senior notes due 2020, and $400 million of 6.20% senior notes due 2040. Proceeds, net of discount and issuance costs, totaled $1.24 billion and were used to finance a portion of the purchase price for the Frontier acquisition. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. Interest on all three series of these senior notes are payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2011.
Note 15 — Guarantees of Registered Securities

Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss, are full and unconditional guarantors of Noble Drilling Corporation’s (“NDC”) 7.50% Senior Notes due 2019 which had an outstanding principal balance at June 30, 2010 of $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.

In connection with our worldwide internal restructuring completed during 2009, prior to September 30, 2009, Noble Drilling Services 1 LLC (“NDS1”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-issuer of the 7.50% Senior Notes. Subsequent to September 30, 2009, NDS1 merged with Noble Drilling Services 6 LLC (“NDS6”), also an indirect wholly-owned subsidiary of Noble-Swiss, as part of the internal restructuring. NDS6 was the surviving company in this merger and assumed NDS1’s obligations under, and became a co-issuer of, the 7.50% Senior Notes.

In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. In connection with the worldwide internal restructuring, Noble Holding International Limited (“NHIL”), an indirect wholly-owned subsidiary of Noble-Cayman and Noble-Swiss, also guaranteed the payment of the 5.875% Senior Notes. NDC’s and NHIL’s guarantees of the 5.875% Senior Notes are full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at June 30, 2010 was $300 million.

In November 2008, NHIL issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at June 30, 2010 was $249 million.

The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The condensed consolidating balance sheet as of December 31, 2009 has been revised to properly reflect the sale of assets between wholly-owned subsidiaries in exchange for a note. As a result, amounts have been transferred from the “Other Non-guarantor Subsidiaries of Noble” column to the NHIL and “NHC and NDH Combined” columns. NHIL has been revised to increase investment in affiliates and notes payable to affiliates by approximately $550 million, and the “NHC and NDH Combined” column has been revised to increase investment in affiliates by approximately $405 million, increase accounts payable to affiliates by approximately $1.2 billion and decrease shareholders’ equity by approximately $843 million. Corresponding changes have been made to increase notes receivable from affiliates, reduce accounts payable to affiliates and increase shareholders’ equity in the “Other Non-guarantor Subsidiaries of Noble” column. Offsetting revisions were made to the “Consolidating Adjustments” column. These revisions had no impact on Noble-Cayman or the consolidated balances presented in the condensed consolidating balance sheet as of December 31, 2009. Additionally, there was no impact to the statements of operations or cash flows for any periods presented.

In connection with the revisions discussed above, the condensed consolidating balance sheet as of March 31, 2010 required revisions to increase investment in affiliates and notes payable to affiliates of NHIL by approximately $550 million. Additionally, the condensed consolidating financial statements as of and for the three months ended March 31, 2010 required revisions to separately present “NHC and NDH combined,” NDC and NDS6. These entities were presented as “Other Subsidiaries of Noble” in our Form 10-Q for the period ended March 31, 2010. Such revisions will be reflected in future filings when the condensed consolidating financial statements as of and for the three months ended March 31, 2010 are presented.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,702	$195	$—	$—	$—	$1,073,566	$—	$1,075,463
Accounts receivable	—	4,474	—	—	—	466,874	—	471,348
Accounts receivable from affiliates	—	—	653,601	246,889	2,721	1,674,339	(2,268,532)	309,018
Prepaid expenses and other current assets	3,555	22,838	—	—	6,153	208,269	(110,235)	130,580

Total current assets	5,257	27,507	653,601	246,889	8,874	3,423,048	(2,378,767)	1,986,409

Property and equipment
Drilling equipment, facilities and other	—	1,554,694	70,909	—	—	7,637,979	—	9,263,582
Accumulated depreciation	—	(136,532)	(48,855)	—	—	(2,170,285)	—	(2,355,672)

Total property and equipment, net	—	1,418,162	22,054	—	—	5,467,694	—	6,907,910

Notes receivable from affiliates	3,507,062	—	—	—	479,107	1,904,821	(5,890,990)	—
Investments in affiliates	4,866,873	8,765,205	3,632,735	5,210,229	1,724,229	—	(24,199,271)	—
Other assets	2,305	9,038	2,371	6,020	1,061	260,237	—	281,032

Total assets	$8,381,497	$10,219,912	$4,310,761	$5,463,138	$2,213,271	$11,055,800	$(32,469,028)	$9,175,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	6,626	50,787	35,217	49,884	4,412	387,693	(110,235)	424,384
Accounts payable to affiliates	372,485	1,890,075	—	—	—	5,972	(2,268,532)	—

Total current liabilities	379,111	1,940,862	35,217	49,884	4,412	393,665	(2,378,767)	424,384

Long-term debt	299,893	—	—	249,440	201,695	—	—	751,028
Notes payable to affiliates	129,900	1,104,921	120,000	550,000	—	3,986,169	(5,890,990)	—
Other liabilities	19,929	52,083	25,174	—	—	350,089	—	447,275

Total liabilities	828,833	3,097,866	180,391	849,324	206,107	4,729,923	(8,269,757)	1,622,687

Commitments and contingencies

Shareholders’ Equity	7,552,664	7,122,046	4,130,370	4,613,814	2,007,164	6,325,877	(24,199,271)	7,552,664

Total liabilities and shareholders’ equity	$8,381,497	$10,219,912	$4,310,761	$5,463,138	$2,213,271	$11,055,800	$(32,469,028)	$9,175,351

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$3	$268	$—	$—	$—	$725,954	$—	$726,225
Accounts receivable	—	7,509	—	—	—	639,945	—	647,454
Accounts receivable from affiliates	—	—	573,339	251,677	202,447	1,364,377	(2,200,836)	191,004
Prepaid expenses and other current assets	109	13,221	—	—	—	175,711	(89,835)	99,206

Total current assets	112	20,998	573,339	251,677	202,447	2,905,987	(2,290,671)	1,663,889

Property and equipment
Drilling equipment, facilities and other	—	1,419,193	69,601	—	—	7,293,370	—	8,782,164
Accumulated depreciation	—	(120,862)	(47,585)	—	—	(2,007,328)	—	(2,175,775)

Total property and equipment, net	—	1,298,331	22,016	—	—	5,286,042	—	6,606,389

Notes receivable from affiliates	3,507,062	—	—	—	479,107	1,964,821	(5,950,990)	—
Investments in affiliates	4,258,135	8,423,518	3,709,623	4,578,138	1,403,805	—	(22,373,219)	—
Other assets	2,735	8,227	772	1,744	1,122	264,539	—	279,139

Total assets	$7,768,044	$9,751,074	$4,305,750	$4,831,559	$2,086,481	$10,421,389	$(30,614,880)	$8,549,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	6,625	47,631	31,787	30,524	4,412	394,763	(89,835)	425,907
Accounts payable to affiliates	362,520	1,636,236	1,843	451	199,786	—	(2,200,836)	—

Total current liabilities	369,145	1,683,867	33,630	30,975	204,198	394,763	(2,290,671)	425,907

Long-term debt	299,874	—	—	249,377	201,695	—	—	750,946
Notes payable to affiliates	129,900	1,164,921	120,000	550,000	—	3,986,169	(5,950,990)	—
Other liabilities	19,929	41,501	23,883	—	—	338,055	—	423,368

Total liabilities	818,848	2,890,289	177,513	830,352	405,893	4,718,987	(8,241,661)	1,600,221

Commitments and contingencies

Shareholders’ Equity	6,949,196	6,860,785	4,128,237	4,001,207	1,680,588	5,702,402	(22,373,219)	6,949,196

Total liabilities and shareholders’ equity	$7,768,044	$9,751,074	$4,305,750	$4,831,559	$2,086,481	$10,421,389	$(30,614,880)	$8,549,417

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$20,280	$5,016	$—	$—	$670,214	$(8,000)	$687,510
Reimbursables	—	340	61	—	—	13,352	—	13,753
Labor contract drilling services	—	—	—	—	—	8,056	—	8,056
Other	—	112	—	—	—	491	—	603

Total operating revenues	—	20,732	5,077	—	—	692,113	(8,000)	709,922

Operating costs and expenses
Contract drilling services	2	10,726	1,188	—	—	267,168	(8,000)	271,084
Reimbursables	—	988	61	—	—	9,316	—	10,365
Labor contract drilling services	—	—	—	—	—	5,380	—	5,380
Depreciation and amortization	—	9,044	874	—	—	116,134	—	126,052
Selling, general and administrative	—	49,773	88	76	—	(34,403)	—	15,534

Total operating costs and expenses	2	70,531	2,211	76	—	363,595	(8,000)	428,415

Operating income (loss)	(2)	(49,799)	2,866	(76)	—	328,518	—	281,507

Other income (expense)
Equity earnings in affiliates (net of tax)	231,400	166,662	9,556	242,210	123,117	—	(772,945)	—
Interest expense, net of amounts capitalized	(174)	(20,453)	(1,839)	(9,736)	—	(2,739)	34,431	(510)
Interest income and other, net	1,733	20,941	—	—	4,214	9,046	(34,431)	1,503

Income before income taxes	232,957	117,351	10,583	232,398	127,331	334,825	(772,945)	282,500
Income tax (provision) benefit	—	(10,351)	—	—	—	(39,192)	—	(49,543)

Net income	$232,957	$107,000	$10,583	$232,398	$127,331	$295,633	$(772,945)	$232,957

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$48,589	$7,484	$—	$—	$1,461,383	$(21,300)	$1,496,156
Reimbursables	—	590	61	—	—	37,335	—	37,986
Labor contract drilling services	—	—	—	—	—	15,817	—	15,817
Other	—	112	—	—	—	702	—	814

Total operating revenues	—	49,291	7,545	—	—	1,515,237	(21,300)	1,550,773

Operating costs and expenses
Contract drilling services	7	18,607	3,136	—	—	523,415	(21,300)	523,865
Reimbursables	—	1,099	61	—	—	28,948	—	30,108
Labor contract drilling services	—	—	—	—	—	11,268	—	11,268
Depreciation and amortization	—	17,827	1,612	—	—	222,277	—	241,716
Selling, general and administrative	—	50,636	221	119	—	(19,554)	—	31,422

Total operating costs and expenses	7	88,169	5,030	119	—	766,354	(21,300)	838,379

Operating income (loss)	(7)	(38,878)	2,515	(119)	—	748,883	—	712,394

Other income (expense)
Equity earnings in affiliates (net of tax)	608,738	341,687	9,118	632,091	300,508	—	(1,892,142)	—
Interest expense, net of amounts capitalized	(587)	(35,334)	(3,657)	(19,365)	—	(6,184)	64,152	(975)
Interest income and other, net	3,446	22,757	—	—	6,152	36,907	(64,152)	5,110

Income before income taxes	611,590	290,232	7,976	612,607	306,660	779,606	(1,892,142)	716,529
Income tax (provision) benefit	—	(9,092)	—	—	—	(95,847)	—	(104,939)

Net income	$611,590	$281,140	$7,976	$612,607	$306,660	$683,759	$(1,892,142)	$611,590

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$34,947	$18,167	$—	$—	$835,052	$(19,961)	$868,205
Reimbursables	—	583	—	—	—	22,251	—	22,834
Labor contract drilling services	—	—	—	—	—	7,419	—	7,419
Other	—	—	(1,862)	—	—	2,276	—	414

Total operating revenues	—	35,530	16,305	—	—	866,998	(19,961)	898,872

Operating costs and expenses
Contract drilling services	5,517	17,336	1,860	17	—	246,285	(19,961)	251,054
Reimbursables	—	352	—	—	—	18,929	—	19,281
Labor contract drilling services	—	—	—	—	—	4,881	—	4,881
Depreciation and amortization	—	7,868	2,664	—	—	88,885	—	99,417
Selling, general and administrative	3,095	1,689	506	—	—	15,363	—	20,653
Impairment loss on planned disposal of assets	—	—	—	—	—	16,943	—	16,943

Total operating costs and expenses	8,612	27,245	5,030	17	—	391,286	(19,961)	412,229

Operating income (loss)	(8,612)	8,285	11,275	(17)	—	475,712	—	486,643

Other income (expense)
Equity earnings in affiliates (net of tax)	401,945	419,978	177,806	232,545	—	—	(1,232,274)	—
Interest expense, net of amounts capitalized	(653)	(16,175)	(3,781)	(5,456)	—	1,683	24,021	(361)
Interest income and other, net	—	—	—	—	—	25,339	(24,021)	1,318

Income before income taxes	392,680	412,088	185,300	227,072	—	502,734	(1,232,274)	487,600
Income tax (provision) benefit	—	(289)	(4,150)	—	—	(90,481)	—	(94,920)

Net income	$392,680	$411,799	$181,150	$227,072	$—	$412,253	$(1,232,274)	$392,680

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$84,222	$25,867	$—	$—	$1,666,474	$(35,961)	$1,740,602
Reimbursables	—	1,050	—	—	—	38,462	—	39,512
Labor contract drilling services	—	—	—	—	—	14,353	—	14,353
Other	—	—	—	—	—	556	—	556

Total operating revenues	—	85,272	25,867	—	—	1,719,845	(35,961)	1,795,023

Operating costs and expenses
Contract drilling services	10,518	27,597	3,648	26	—	486,082	(35,961)	491,910
Reimbursables	—	731	—	—	—	32,633	—	33,364
Labor contract drilling services	—	—	—	—	—	9,257	—	9,257
Depreciation and amortization	—	16,488	4,712	—	—	171,201	—	192,401
Selling, general and administrative	6,229	3,021	861	—	—	28,167	—	38,278
Impairment loss on planned disposal of assets	—	—	—	—	—	28,977	—	28,977

Total operating costs and expenses	16,747	47,837	9,221	26	—	756,317	(35,961)	794,187

Operating income (loss)	(16,747)	37,435	16,646	(26)	—	963,528	—	1,000,836

Other income (expense)
Equity earnings in affiliates (net of tax)	826,882	839,781	279,236	504,604	—	—	(2,450,503)	—
Interest expense, net of amounts capitalized	(4,652)	(32,301)	(7,542)	(5,456)	—	3,341	45,728	(882)
Interest income and other, net	1,201	—	—	—	—	46,917	(45,728)	2,390

Income before income taxes	806,684	844,915	288,340	499,122	—	1,013,786	(2,450,503)	1,002,344
Income tax (provision) benefit	383	(1,807)	(5,434)	—	—	(188,419)	—	(195,277)

Net income	$807,067	$843,108	$282,906	$499,122	$—	$825,367	$(2,450,503)	$807,067

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	(163)	(36,375)	3,592	(4,400)	60	935,405	—	898,119

Cash flows from investing activities
New construction and capital expenditures	—	(184,963)	—	—	—	(363,918)	—	(548,881)

Net cash from investing activities	—	(184,963)	—	—	—	(363,918)	—	(548,881)

Cash flows from financing activities
Advances (to) from affiliates	1,862	221,265	(3,592)	4,400	(60)	(223,875)	—	—

Net cash from financing activities	1,862	221,265	(3,592)	4,400	(60)	(223,875)	—	—

Net increase (decrease) in cash and cash equivalents	1,699	(73)	—	—	—	347,612	—	349,238
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954	—	726,225

Cash and cash equivalents, end of period	$1,702	$195	$—	$—	$—	$1,073,566	$—	$1,075,463

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	(9,440)	26,291	23,663	3,331	—	957,392	—	1,001,237

Cash flows from investing activities
New construction and capital expenditures	—	(275,153)	(12,412)	—	—	(306,129)	—	(593,694)
Repayments of notes from affiliates	—	—	42,775	—	—	331,900	(374,675)	—

Net cash from investing activities	—	(275,153)	30,363	—	—	25,771	(374,675)	(593,694)

Cash flows from financing activities
Payments of bank credit facilities	—	—	—	—	—	—	—	—
Payments of other long-term debt	—	—	(150,000)	—	—	(22,700)	—	(172,700)
Advances (to) from affiliates	389,604	280,575	100,158	(3,331)	—	(767,006)	—	—
Repayments of notes to affiliates	(300,000)	(31,900)	—	—	—	(42,775)	374,675	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	—	(60,867)
Other	(15,886)	—	—	—	—	—	—	(15,886)

Net cash from financing activities	12,851	248,675	(49,842)	(3,331)	—	(832,481)	374,675	(249,453)

Net increase (decrease) in cash and cash equivalents	3,411	(187)	4,184	—	—	150,682	—	158,090
Cash and cash equivalents, beginning of period	661	445	26	—	—	512,179	—	513,311

Cash and cash equivalents, end of period	$4,072	$258	$4,210	$—	$—	$662,861	$—	$671,401

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2010, and our results of operations for the three and six months ended June 30, 2010 and 2009. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Frontier transaction, including the integration, contract backlog, fleet and benefits, our financial position, business strategy, backlog, completion and acceptance of our newbuild rigs, contract commitments, dayrates, contract commencements, extension or renewals, plans and objectives of management for future operations, foreign currency requirements, industry conditions, taxes and tax rates, advantages of our worldwide internal restructuring, indebtedness covenant compliance and results of our internal investigation are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Acquisition of FDR Holdings Limited
On July 28, 2010, pursuant to a definitive agreement and plan of merger dated June 27, 2010, we acquired privately held FDR Holdings Limited (“Frontier”) at an estimated purchase price of approximately $2.6 billion in order to strategically expand and enhance our global fleet. Frontier owns three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one which is Arctic-class, a conventionally moored deepwater semisubmersible drilling rig and one dynamically positioned floating production, storage and offloading vessel (“FPSO”). The estimated purchase price of $2.6 billion includes $1.7 billion in cash paid to, or on behalf of, Frontier and its equity holders, the assumption of approximately $622 million in secured non-recourse debt related to consolidated joint ventures and other liabilities. The acquisition will add approximately $3.2 billion in gross contract backlog. We estimated the enterprise value of Frontier to be $2.16 billion, which does not include our joint venture partner’s obligations related to the non-recourse debt and other liabilities for the construction of the two Bully-class rigs.

Restrictions on U.S. Gulf of Mexico Operations
Governmental Restrictions on Operations
Subsequent to the April 20, 2010 fire and explosion on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, U.S. governmental authorities took the following steps:
•	implemented a moratorium on and suspension of specified types of drilling activities in the U.S. Gulf of Mexico;
•	indicated that drilling permits for specified types of wells and related activities would not be considered until expiration of the moratorium and suspension;
•	ordered the operators of wells covered by the moratorium that were currently being drilled to halt drilling and take steps to secure the affected wells; and
•	implemented stricter safety requirements.
Noble’s Affected U.S. Gulf of Mexico Operations
Our existing U.S. Gulf of Mexico operations have been negatively impacted by the events and governmental action described above. As of July 31, 2010, our U.S. Gulf of Mexico operations included seven deepwater drilling units: the Noble Amos Runner, Noble Clyde Boudreaux, Noble Danny Adkins, Noble Jim Thompson, Noble Paul Romano, Noble Lorris Bouzigard and the Frontier Driller. We estimate the negative impact to our revenues for the quarter ended June 30, 2010 to be approximately $23 million. We have worked and continue to work closely with our customers for drilling services in the U.S. Gulf of Mexico to address the hardships imposed by the governmental actions described above. The discussion below briefly describes the current status of each of these drilling units.
•
Noble Amos Runner. We have been advised by our customer, Anadarko Petroleum, that it believes that the government-imposed moratorium described above is a force majeure event permitting termination of the contract on the Noble Amos Runner. We do not agree with this position and plan to enforce our contractual rights under that contract and under our other U.S. Gulf of Mexico drilling contracts. We are currently in litigation with Anadarko over this dispute. If we do not prevail in the litigation, the contract may be terminated. Pending resolution of the legal dispute, no revenues are being recognized under this contract.

•
Noble Clyde Boudreaux. In late June 2010, we reached agreement with our customer, Noble Energy, relating to the Noble Clyde Boudreaux to place the drilling unit on standby for a daily rate of $145,000 per day from June 15 through December 12, 2010, which period may be extended by mutual agreement with Noble Energy. We also agreed to negotiate in good faith a new contract that would apply after the standby period at a dayrate of $397,500 per day, although Noble Energy is not obligated to enter into the new contract.

•	Noble Danny Adkins, Noble Jim Thompson, and Frontier Driller. In connection with the execution of the Frontier acquisition, we entered into an agreement with Shell that:
•	allows Shell to suspend the contracts for these three rigs contracted to operate in the U.S. Gulf of Mexico during the imposed restricted period; and
•	provides for payment by Shell of a reduced suspension rate designed to cover certain of our personnel and other operating costs.
•	Noble Paul Romano. This drilling unit is currently idle, having recently completed a contract in June 2010.
•	Noble Lorris Bouzigard. Our customer has a work program allowed under the U.S. government imposed moratorium, and we believe it will have available work after a brief recertification process.

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
Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 69 offshore drilling units and also operate one FPSO vessel located worldwide and currently operating in the Middle East, India, Southeast Asia, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, and West Africa. Our fleet count includes five rigs currently under construction, two of which are Bully-class joint venture-owned rigs.
Outlook
The overall offshore drilling market was volatile during the second quarter of 2010 due to the events occurring in connection with the Deepwater Horizon, and the U.S. governmental response to the accident. In addition, the uncertainty in European financial markets related to the sustainability of the credit markets created downward pressure on the price of natural resources. During the second quarter of 2010, oil and gas prices responded differently to these recent developments. While gas prices increased modestly during the quarter, the price of oil has generally ranged from $85 per barrel near the beginning of the quarter to $65 per barrel during the quarter. We believe that prices for both commodities will continue to be volatile for the foreseeable future. We have not seen a significant increase in demand for offshore drilling services. While the recent developments in the U.S. Gulf of Mexico will continue to have an impact on the deepwater market segment in the short-term, we believe that the long-term outlook remains strong. Activity remains relatively stagnant in the midwater segment, while demand in the shallow water segment has increased during 2010. Although overall global utilization for jackup units continues to hover around 75 percent, dayrates for jackup units have decreased up to 50 percent in most regions since the end of 2008. Outside of the U.S. Gulf of Mexico, we believe the risk for early contract terminations or defaults under existing contracts has decreased over the prior year, but the risk has not been eliminated.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Our results of operations depend on activity in the oil and gas production and development markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in greater demand for our services and lower oil and gas prices result in reduced demand for our services. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 43 newbuild jackups and 77 deepwater newbuilds are planned or under construction with scheduled delivery dates from August 2010 and beyond. A significant number of these units, particularly among the jackup units, reportedly do not have a contractual commitment from a customer. The introduction of non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.

In addition, as a result of exploration discoveries offshore Brazil, Petroleo Brasileiro S.A. (“Petrobras”), the Brazilian national oil company, announced a plan to construct up to 28 deepwater rigs in Brazil and recently accepted bids to construct these units from a number of shipyards and drilling contractors. Petrobras originally declared its intention to finance and own the first nine of these additional rigs. Petrobras also stated that they would seek long-term contracts for the remaining 19 rigs to support construction and to allow drilling contractors to bid for the opportunity to supply up to four rigs per contractor. However, these plans may change and Petrobras may decide to build and own more than nine rigs, leaving fewer opportunities for contractor participation. Currently a deepwater drilling rig construction industry does not exist in Brazil. As a result, if new shipyards are built, construction prices for new rigs built in such shipyards could exceed the price of an equivalent rig built in an existing yard outside of Brazil. At current market dayrates, economic returns on these units may be challenged. We cannot predict how many deepwater units may ultimately be constructed in Brazil or our participation in this program. This potential increase in supply could also adversely impact overall industry dayrates and economics.
We currently have eleven jackup units operating for Pemex Exploracion y Produccion (“Pemex”) in Mexico, eight of which have contracts scheduled to expire in 2010. Pemex has approved extensions to contracts for several of these rigs as the contracts have reached expiration. However, a tender published by Pemex in February 2010 contained a requirement that certain units must have entered service since the year 2000. We cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the age of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will continue to work for Pemex.
On April 22, 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board to implement and monitor the law and develop regulations pursuant to the law. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law, and requires that one percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We cannot predict the impact the new law may have on our existing or future operations in Nigeria, but the effect on our operations there could be significant.
While we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our acquisition of Frontier will further strengthen our position, especially in deepwater drilling. Furthermore, we believe that our liquidity and financial strength will continue to serve us well if additional opportunities present themselves in the future.

Results and Strategy
In the second quarter of 2010, we recognized net income of $218 million, or $0.85 per diluted share, on total revenues of $710 million. The average dayrate across our worldwide fleet decreased to $156,683 for the second quarter of 2010 from $187,214 for the first quarter of 2010. Fleetwide average utilization was 80 percent in the second quarter of 2010, as compared to 81 percent in the first quarter of 2010. Daily contract drilling services costs increased to $62,808 for the second quarter of 2010 from $58,905 for the first quarter of 2010. As a result, our contract drilling services margin decreased in the second quarter of 2010 to 60 percent as compared to 69 percent in the first quarter of 2010.
Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, and the deployment of our drilling assets in important oil and gas producing areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs. During the second quarter of 2010, we continued our expansion strategy as indicated by the following activities:
•	we announced the acquisition of Frontier;
•	we entered into a strategic relationship with Shell, including separate agreements for:
•	a 10-year contract on the dynamically positioned, ultra-deepwater drillship, Noble Globetrotter, currently under construction and due to be delivered during the second half of 2011;
•	a 10-year contract on a second ultra-deepwater drillship to be constructed with an anticipated delivery date in the second half of 2013; and
•	a three-year extension on the Noble Jim Thompson, a moored 4th generation semisubmersible operating in the U.S. Gulf of Mexico.
•
an additional newbuild ultra-deepwater semisubmersible, the Noble Jim Day, was delivered to us from the shipyard in the second quarter of 2010. After mobilization, installation of remaining equipment and customer acceptance, the unit is expected to begin work in the U.S. Gulf of Mexico in late 2010 (subject to the U.S. government imposed restrictions described in “Restrictions on U.S. Gulf of Mexico Operations.”)

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of June 30, 2010 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2010 (1)	2011	2012	2013	2014-2017
	(In millions)
Contract Drilling Services Backlog (2)
Semisubmersibles/Drillships (3) (6) (8)	$5,855	$940	$1,408	$1,062	$1,032	$1,413
Jackups/Submersibles (4)	863	384	348	78	29	24

Total (5) (6)	$6,718	$1,324	$1,756	$1,140	$1,061	$1,437

Percent of Available Operating Days
Committed (7)		61%	35%	19%	15%	5%

Potential Suspension Adjustments (8)	$(89)	$(234)	$63	$—	$—	$82

(1)	Represents a six-month period beginning July 1, 2010.

(2)	Backlog is as of June 30, 2010 and excludes gross backlog of $3.2 billion related to rigs acquired from Frontier and $4.0 billion related to the recently signed agreements with Shell.

(3)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 through 2013, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $286 million attributable to these performance bonuses.

(4)
Our drilling contracts with Pemex for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, contracts for three jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the June 30, 2010 index-based dayrates for periods subsequent to the initial firm dayrate period.

(5)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without any early termination payment. We currently have 12 rigs contracted to Pemex in Mexico, and our backlog includes approximately $315 million related to such contracts at June 30, 2010. Also, our drilling contracts generally give the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so.

(6)	The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010.

(7)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during the remainder of 2010 through 2011.

(8)
Each of our drilling contracts relating to the seven deepwater rigs (including the Noble Jim Day) contracted for the U.S. Gulf of Mexico contains a force majeure contract clause that, if validly exercised, may result in modification or cancellation of such contracts. It is not possible to determine the impact to our revenues or backlog resulting from the U.S. government-imposed restrictions, efforts by operators to cancel or modify drilling contracts, and other consequences of the actions by the U.S. government. At June 30, 2010, backlog related to the seven U.S. Gulf of Mexico deepwater rigs totaled $1.7 billion, $390 million of which represents backlog for the six-month period ending December 31, 2010.

The amounts of backlog shown in the table above reflect the backlog determined pursuant to contracts in existence for the seven deepwater rigs operating or to operate in the U.S. Gulf of Mexico. The potential suspension adjustments reflect possible adjustments to the contract status at June 30, 2010 and assume a suspension period through December 31, 2010. These potential suspension adjustments are presented to assist in the understanding of potential effects on our backlog that could arise from the U.S. government-imposed restrictions described under “Restrictions on U.S. Gulf of Mexico Operations” above and are not indicative of the actual results that may occur. The potential suspension adjustments include or reflect the following:

a)
One customer, Anadarko Petroleum, has asserted termination of its contract based on a force majeure event in the U.S. Gulf of Mexico. We do not believe the customer has the right to terminate the contract, and the future contracted revenues in the amount of $110 million ($81 million for the remaining six months of 2010) have been included in our backlog as of June 30, 2010. This matter is in litigation, and we will not realize these revenues if the customer is successful in the related litigation. Pending resolution of the legal dispute, no revenues are being recognized under this contract.

b)
The Company has entered into an agreement with Shell, effective June 27, 2010, which provides that Shell may suspend the contracts on two existing Noble units operating in the U.S. Gulf of Mexico during any period of regulatory restriction by paying reduced suspension dayrates in lieu of the normal dayrates of $505,000 and $447,000, respectively. The term of the initial contract is also extended by the suspension period. The impact of this agreement is to shift backlog among periods with an immaterial increase to total backlog because of the reduced standby rates. The potential backlog reduction for the remaining six months of 2010 totals approximately $154 million.

c)
Our other agreements with Shell contain other provisions that became effective upon the consummation of the Frontier acquisition. These provisions include (i) a three-year extension of the contract on one unit, effective on closing the Frontier acquisition, at a reduced dayrate, and (ii) contracts on two newbuild drillships for a ten-year period. These contracts or contract modifications have not been included in backlog or the potential suspension adjustments at June 30, 2010.

d)
We and a customer, Noble Energy, have entered into an agreement effective June 15, 2010 providing for, among other things, the cancellation of the initial drilling contract and payment of a standby dayrate of $145,000 from June 15, 2010 through December 12, 2010, without right of cancellation. The parties also agreed to negotiate in good faith a new drilling contract following the standby period with a dayrate of $397,500 and having a term equal to the previous contract term (previously expected to end in November 2011) without regard to the standby period. Backlog as of June 30, 2010 includes the non-cancellable standby rate through December 12, 2010, and previous backlog of $304 million has been removed because of the contract cancellation. There is no guarantee that agreement on a new contract will be reached and, accordingly, no related amounts have been included in backlog or the potential suspension adjustments.

Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. For a number of reasons, it is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
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
After giving effect to the Shell agreements described above and the Frontier acquisition, we estimate Shell and Petrobras will represent more than 50% and 20%, respectively, of our backlog. See Part II. Item 1A. “Risk Factors — Risks Relating to Our Business —We are substantially dependent on our customers Shell and Petrobras, and the loss of either customer could have a material adverse effect on our financial condition and results of operations.”

Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to customs agents in Nigeria. The SEC and the DOJ have indicated that they believe that violations of the FCPA occurred and will seek civil and/or criminal sanctions against us, including monetary penalties, and may include additional sanctions against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs. We could also face fines or sanctions in relevant foreign jurisdictions.
We consider the matter relating to the Nigeria investigation to be ongoing and cannot predict (a) when it will conclude, (b) whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or (c) if a proceeding is opened, what potential sanctions, penalties or other remedies these agencies may seek. Based on information obtained to date, we believe it is probable that we will pay an amount to settle this matter with the DOJ and SEC. Given that the matter is not finally resolved, we cannot predict with certainty what amount we will pay in civil and criminal fines and penalties; however, in June 2010, we accrued a settlement provision of approximately $5 million relating to this ongoing matter. Any of the sanctions as a result of the Nigerian investigation or any other future violation of the FCPA or similar law could have a material adverse effect on our business or financial condition and could damage our reputation and ability to do business, to attract and retain employees and to access capital markets.
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
Frontier identified certain payments totaling approximately $35,000 made by one of its former agents to Nigeria immigration officials in 2009 and reported this matter to the DOJ as a possible violation of the FCPA. We reviewed this matter as part of our due diligence investigation of Frontier. The DOJ has not indicated what, if any, action it may take with respect to such payments, although the DOJ could seek civil and/or criminal sanctions against Frontier. Now that the Frontier acquisition has closed, we are responsible for such sanctions as well as any other sanctions relating to violations of applicable laws by Frontier, except to the extent that they may be covered by indemnities contained in the merger agreement with Frontier. Any such sanctions could have a material adverse effect on our business or financial condition.
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. However, as of July 31, 2010, the Nigerian customs office had not acted on our applications. We have obtained a temporary import permit for the third rig which was imported into the country in 2009. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

Results of Operations
For the Three Months Ended June 30, 2010 and 2009
General
Net income for the three months ended June 30, 2010 (the “Current Quarter”) was $218 million, or $0.85 per diluted share, on operating revenues of $710 million, compared to net income for the three months ended June 30, 2009 (the “Comparable Quarter”) of $392 million, or $1.49 per diluted share, on operating revenues of $899 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2010 and 2009:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	June 30,		June 30,			June 30,
	2010	2009	2010	2009	% Change	2010	2009	% Change

Jackups	81%	80%	3,183	3,076	3%	$96,677	$157,381	-39%
Semisubmersibles > 6000’ (3)	92%	94%	750	596	26%	355,450	408,510	-13%
Semisubmersibles < 6000’ (4)	100%	100%	273	273	0%	253,697	251,945	1%
Drillships	67%	100%	182	273	-33%	242,045	226,187	7%
Submersibles	0%	88%	—	161	-100%	—	63,324	-100%

Total	80%	84%	4,388	4,379	0%	$156,683	$198,270	-21%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Operating revenues:
Contract drilling services	$687,510	$868,205	$(180,695)	-21%
Reimbursables (1)	12,989	22,295	(9,306)	-42%
Other	603	414	189	46%

	$701,102	$890,914	$(189,812)	-21%

Operating costs and expenses:
Contract drilling services	$275,595	$251,054	$24,541	10%
Reimbursables (1)	9,626	18,754	(9,128)	-49%
Depreciation and amortization	123,379	96,952	26,427	27%
Selling, general and administrative	23,561	21,411	2,150	10%
Loss on involuntary conversion	—	16,943	(16,943)	**

	432,161	405,114	27,047	7%

Operating income	$268,941	$485,800	$(216,859)	-45%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues. Contract drilling services revenue decreases for the Current Quarter as compared to the Comparable Quarter were primarily driven by reductions in average dayrates. The 21% decrease in dayrates resulted in decreased revenues of approximately $182 million, partially offset by a slight increase in operating days which increased revenues approximately $1 million.
The decrease in contract drilling services revenue resulted primarily from our jackup rigs, which generated approximately $177 million less revenue for the Current Quarter as compared to the Comparable Quarter. The decrease in jackup revenue was due to dayrates decreasing 39%. The decrease in dayrates was primarily due to the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico due to changes in market conditions in the global shallow water market. The decreases in jackups were coupled with decreases in utilization in both drillships and submersibles, which reduced revenue by $18 million and $10 million, respectively.
The decreases in the above rig classes were partially offset by an increase in revenues related to semisubmersible rigs, which increased $24 million in the Current Quarter as compared to the Comparable Quarter. The increase was primarily due to the addition of the Noble Danny Adkins and Noble Dave Beard, which were added to the fleet in October 2009 and March 2010, respectively.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $25 million for the Current Quarter as compared to the Comparable Quarter. Our newbuild rigs, the Noble Scott Marks, Noble Danny Adkins and Noble Dave Beard, which were added to the fleet in June 2009, October 2009 and March 2010, respectively, added approximately $29 million of operating costs in the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs decreased $4 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by an $8 million decrease in rig maintenance expenses during the Current Quarter partially offset by a $4 million increase in insurance and other expenses.

The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Operating revenues:
Labor contract drilling services	$8,056	$7,419	$637	9%
Reimbursables (1)	764	539	225	42%

	$8,820	$7,958	$862	11%

Operating costs and expenses:
Labor contract drilling services	$5,380	$4,881	$499	10%
Reimbursables (1)	739	527	212	40%
Depreciation and amortization	2,848	2,465	383	16%
Selling, general and administrative	247	73	174	238%

	9,214	7,946	1,268	16%

Operating income	$(394)	$12	$(406)	**

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
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $2 million in the Current Quarter as compared to the Comparable Quarter. The increase is primarily due to an accrual of $5 million related to alleged FCPA violations, coupled with costs related to the relocation of our executive officers and selected personnel to Switzerland of $2 million, partially offset by a $3 million decrease due to employee benefit costs and other expenses and a $2 million decrease in transaction fees related to our migration to Switzerland.
Income Tax Provision. Our income tax provision decreased $44 million in the Current Quarter primarily due to a decrease in pre-tax earnings of approximately 45 percent which reduced income tax expense approximately $42 million in the Current Quarter. In addition, the lower effective tax rate, which was 19.0 percent in the Current Quarter as compared to 19.5 percent in the Comparable Quarter, reduced income tax expense by approximately $2 million. The decrease in tax rate was principally due to our worldwide asset consolidation project completed at the end of the prior year, partially offset by an unanticipated change in our geographic revenue mix due to the moratorium in the U.S. Gulf of Mexico. Our effective tax rate for the six months ended June 30, 2010 was 15.3 percent and we anticipate that our effective tax rate for the last half of 2010 will be more in line with the six month rate.

For the Six Months Ended June 30, 2010 and 2009
General
Net income for the six months ended June 30, 2010 (the “Current Period”) was $589 million, or $2.28 per diluted share, on operating revenues of $1.6 billion, compared to net income for the six months ended June 30, 2009 (the “Comparable Period”) of $806 million, or $3.08 per diluted share, on operating revenues of $1.8 billion.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2010 and 2009:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,			June 30,
	2010	2009	2010	2009	% Change	2010	2009	% Change

Jackups	81%	83%	6,324	6,319	0%	$106,522	$157,882	-33%
Semisubmersibles > 6000’ (3)	91%	97%	1,411	1,226	15%	415,925	388,709	7%
Semisubmersibles < 6000’ (4)	100%	100%	543	543	0%	251,985	249,048	1%
Drillships	79%	81%	429	440	-3%	230,679	251,182	-8%
Submersibles (5)	0%	75%	—	341	-100%	—	60,749	-100%

Total	81%	85%	8,707	8,869	-2%	$171,828	$196,263	-12%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Operating revenues:
Contract drilling services	$1,496,156	$1,740,602	$(244,446)	-14%
Reimbursables (1)	36,292	38,451	(2,159)	-6%
Other	814	541	273	50%

	$1,533,262	$1,779,594	$(246,332)	-14%

Operating costs and expenses:
Contract drilling services	$530,026	$491,910	38,116	8%
Reimbursables (1)	28,495	32,343	(3,848)	-12%
Depreciation and amortization	236,553	187,850	48,703	26%
Selling, general and administrative	45,303	39,078	6,225	16%
Loss on asset disposal/involuntary conversion	—	28,977	(28,977)	**

	840,377	780,158	60,219	8%

Operating income	$692,885	$999,436	$(306,551)	-31%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues. Contract drilling services revenue decreases for the Current Period as compared to the Comparable Period were primarily driven by reductions in average dayrates and utilization. Lower dayrates decreased revenues approximately $216 million, while fewer operating days reduced revenues approximately $28 million.
The decrease in contract drilling services revenue resulted primarily from our jackup rigs, which generated approximately $324 million less in revenue for the Current Period as compared to the Comparable Period. The decrease in jackup revenue was due to both a decrease in dayrates and utilization, with dayrates decreasing 33% and utilization falling 2%. The decrease in utilization translated to six rigs spending significant stacked time in the Current Period as compared to only four rigs in the Comparable Period. The decrease in dayrates was primarily due to re-pricing of rigs in the Middle East, the North Sea, and Mexico due to changes in market conditions in the global shallow water market. The decreases in jackups were coupled by decreases in utilization in both submersibles and drillships, which reduced revenue by $21 million and $12 million, respectively.
The decrease in revenue in the above rig classes were partially offset by an increase in revenues related to semisubmersible rigs, which increased $112 million in the Current Period as compared to the Comparable Period. The increase was primarily due to dayrate increases for several rigs, which increased revenue approximately $77 million, and the Noble Danny Adkins and Noble Dave Beard beginning to operate under contracts in the Current Period, which collectively increased revenue $35 million.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $38 million for the Current Period as compared to the Comparable Period. Our newbuild rigs, the Noble Scott Marks, Noble Danny Adkins and Noble Dave Beard, which were added to the fleet in June 2009, October 2009 and March 2010, respectively, added approximately $50 million of operating costs in the Current Period. Excluding the additional expenses related to these rigs, our contract drilling costs decreased $12 million in the Current Period from the Comparable Period. This change was primarily driven by a $19 million decrease in rig maintenance during the Current Period partially offset by a $7 million increase in labor, insurance and other expenses.

The increase in depreciation and amortization in the Current Period over the Comparable Period was primarily due to depreciation on newbuilds added to the fleet and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Operating revenues:
Labor contract drilling services	$15,817	$14,353	$1,464	10%
Reimbursables (1)	1,694	1,061	633	60%
Other	—	15	(15)	**

	$17,511	$15,429	$2,082	13%

Operating costs and expenses:
Labor contract drilling services	$11,268	$9,257	2,011	22%
Reimbursables (1)	1,613	1,021	592	58%
Depreciation and amortization	5,531	4,551	980	22%
Selling, general and administrative	476	123	353	287%

	18,888	14,952	3,936	26%

Operating income	$(1,377)	$477	$(1,854)	-389%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services increased in the Current Period as a result of fluctuations in foreign currency exchange rates.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $7 million in the Current Period as compared to the Comparable Period. The increase is primarily due to an accrual of $5 million related to alleged FCPA violations, the relocation of our executive officers and selected personnel to Switzerland of $3 million and Swiss value added tax and other expenses of $3 million, partially offset by a $4 million decrease in transaction fees related to our migration to Switzerland.
Income Tax Provision. Our income tax provision decreased $89 million in the Current Period primarily due to a decrease in pre-tax earnings coupled with a lower effective tax rate in the Current Period compared to the Comparable Period. Pre-tax earnings decreased approximately 31 percent during the Current Period as compared to the Comparable Period resulting in a reduction of approximately $60 million in income tax expense. The lower effective tax rate, which was 15.3 percent in the Current Period compared to 19.5 percent in the Comparable Period, reduced income tax expense by approximately $29 million. During the fourth quarter of 2009, we completed an internal restructuring of the ownership of substantially all of our drilling rigs under a single non-U.S. entity. In addition to certain business advantages, the restructuring had a beneficial impact on the effective tax rate in the Current Period.

Liquidity and Capital Resources
Overview
Our principal capital resource in the Current Period was net cash from operating activities of $1.0 billion, which compared to $998 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to a decrease in outstanding accounts receivable partially offset by a decrease in net income. At June 30, 2010, we had cash and cash equivalents of $1.1 billion and $600 million available under our bank credit facility described under “Credit Facility and Long-Term Debt” below. We had working capital of $1.2 billion and $1.0 billion at June 30, 2010 and December 31, 2009, respectively. Total debt as a percentage of total debt plus shareholders’ equity was 9.4 percent at June 30, 2010 and 10.0 percent at December 31, 2009. Additionally, at June 30, 2010, we had a total contract drilling services backlog of approximately $6.7 billion. Our backlog as of June 30, 2010 reflects a commitment of 61 percent of operating days for the remainder of 2010 and 35 percent for 2011. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
On July 26, 2010 we issued $1.25 billion aggregate principal amount of senior notes in three tranches at a weighted average coupon of 4.91%. We used the net proceeds from this issuance, together with cash on hand of approximately $465 million, to fund the cash portion of the purchase price for the Frontier acquisition.
As a result of the cash generated by our operations, our cash on hand and the availability under our bank credit facility, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs for the remainder of 2010 including:
•	normal recurring operating expenses;
•	capital expenditures, including expenditures for newbuilds and upgrades;
•	repurchase of shares;
•	payments of return of capital in the form of a reduction of par value of our shares (in-lieu of dividends) including a planned special dividend in August 2010; and
•	contributions to our pension plans.
Due to the uncertainties regarding the drilling moratorium and the current market conditions for our jackup rigs, our cash flows from operations could be negatively impacted in the near term, which would impact our liquidity. The availability of capital and credit to fund the continuation and expansion of our business operations worldwide could impact our liquidity and financial condition in the future. Our long-term liquidity requirements will primarily relate to repaying or refinancing maturing debt. It may be difficult or more expensive for us to access the capital markets in the future, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our capital expenditures and to make acquisitions.
Capital Expenditures
Other than the Frontier acquisition, our primary capital requirement in 2010 is for capital expenditures. Capital expenditures totaled $531 million and $526 million for the six months ended June 30, 2010 and 2009, respectively.
At June 30, 2010, we had two rigs under construction, and capital expenditures for new construction in the Current Period totaled $185 million. Capital expenditures for newbuild rigs in the Current Period included $73 million for the Noble Jim Day, $62 million for our Globetrotter-class drillship, and $50 million for our recently completed newbuilds the Noble Dave Beard and the Noble Danny Adkins. Other capital expenditures totaled $306 million in the first six months of 2010, which included approximately $223 million for major upgrade projects, including $122 million to upgrade our three drillships currently operating under contracts with Petrobras. Capitalized major maintenance expenditures, which typically occur every 3 to 5 years, totaled $41 million for the six months ended June 30, 2010.
Excluding the Frontier acquisition and related assets, our total capital expenditure estimate for 2010 is approximately $1.2 billion. In connection with our 2010 and future capital expenditure programs, as of June 30, 2010, we had outstanding commitments, including shipyard and purchase commitments, for approximately $904 million, of which $747 million is anticipated for 2010. Our remaining 2010 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects as needed. Capital expenditures in 2010 for the rigs acquired from Frontier are estimated to be approximately $250 million. We continue to monitor regulatory developments in the U.S. Gulf of Mexico and resulting potential capital expenditures that will be required to comply with such regulations. Based on current expectations, we believe the additional capital expenditures in the U.S. Gulf of Mexico necessary to comply with the governmental regulations will not exceed $10 million per rig. Actual amounts will depend on final regulations and will also vary per rig, depending on several factors including the date upon which the rig entered our fleet. We also anticipate incurring additional amounts on certain other rigs within our fleet that are located outside the U.S. Gulf of Mexico and are in the process of assessing what expenditures will be made.

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
Share Repurchases and Dividends
At June 30, 2010, 10.8 million registered shares remained available under the existing Board authorization for our share repurchase program. Total share repurchases for the six months ended June 30, 2010 were 2.3 million, which included 2.1 million shares that were repurchased in open market transactions under our share repurchase program for approximately $89 million. In addition, the Company acquired approximately 227,000 shares surrendered by employees for taxes payable upon the vesting of restricted stock for $9 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available.
Our most recent quarterly payment to shareholders, in the form of a capital reduction, was paid on May 20, 2010, to shareholders of record on May 10, 2010, in the amount of approximately $0.044 per share. The declaration and payment of dividends in the future will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors, and must be approved in advance by our shareholders.
Our Board of Directors and shareholders approved the payment of a regular return of capital through a reduction of the par value of our shares in a total amount equal to CHF 0.52 per share to be paid in four equal installments scheduled for August 2010, November 2010, February 2011 and May 2011. In addition, our Board of Directors and shareholders approved a single payment of a special return of capital through a reduction of par value of CHF 0.56 per share. This payment will be paid together with the first installment of the regular return of capital in August 2010. The payments will be made in U.S. dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date.
Contributions to Pension Plans
Noble maintains certain pension plans for both Non-U.S. and U.S. employees. The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the six months ended June 30, 2010 and 2009, we made contributions to our pension plans totaling $5 million and $1 million, respectively. We expect the minimum funding to our non-U.S. and U.S. plans in 2010, subject to applicable law, to be approximately $17 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”). The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio to 0.60. As of June 30, 2010, our ratio of debt to total tangible capitalization was 0.09.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At June 30, 2010, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2010, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2010, expect to remain in compliance during the year.

At June 30, 2010, we had letters of credit of $99 million and performance and tax assessment bonds totaling $336 million supported by surety bonds outstanding. Of the letters of credit outstanding, $54 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
On July 26, 2010, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited, $1.25 billion aggregate principal amount of senior notes in three separate tranches, with $350 million of 3.45% senior notes due 2015, $500 million of 4.90% senior notes due 2020, and $400 million of 6.20% senior notes due 2040. Proceeds, net of discount and issuance costs, totaled $1.24 billion and were used to finance a portion of the purchase price for the Frontier acquisition. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. Interest on all three series of these senior notes are payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2011. In addition, in connection with the Frontier acquisition we assumed approximately $622 million in secured non-recourse debt related to consolidated joint ventures.
Our long-term debt was $751 million at both June 30, 2010 and December 31, 2009, respectively. For additional information on our long-term debt, see Note 5 to our accompanying consolidated financial statements.
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
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets which are classified as level three within the FASB fair value hierarchy. This guidance is effective for annual and interim periods beginning on or after December 15, 2010. These additional disclosures are not expected to have a significant impact on our financial disclosures or our financial condition.
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
In April 2010, the FASB issued guidance that codifies the need for disclosure relating to the disallowance of various credits as a result of the passage of both the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, which were signed into law in March 2010. The passage of these acts does not have an impact on our tax liability, our related financial disclosures, or our financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At June 30, 2010, we had no amounts outstanding under the Credit Facility.
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
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. We typically maintain forward contracts settling monthly in their respective local currencies to mitigate certain exchange exposure. The forward contract settlements in the remainder of 2010 represent approximately 40 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $65 million at June 30, 2010. A ten percent change in exchange rates in these local currencies would change the fair value of these forward contracts by approximately $6 million.
We have entered into a firm commitment for the construction of a newbuild drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of June 30, 2010, the aggregate notional amount of the remaining forward contracts was 50 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges. The fair market value of those derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current liabilities” and “Other liabilities,” totaled approximately $11 million at June 30, 2010 and $0.8 million at December 31, 2009. A ten percent change in the exchange rate for the Euro would change the fair value of these forward contracts by approximately $6 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At June 30, 2010, our liability under the Restoration Plan totaled $6 million. We previously purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million at June 30, 2010. A ten percent change in the fair value of the phantom investments would change our liability by approximately $0.6 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.

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
David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and Thomas L. Mitchell, Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble-Swiss have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that Noble-Swiss’s disclosure controls and procedures were effective as of June 30, 2010. Noble-Swiss’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2010. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is set forth in Note 10 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors
Risks Relating to Our Business
The risk factors below update and supplement the risks described under “Risk Factors Relating to Our Business” in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, and should be considered together with the risk factors described in that report.
We are subject to certain risks related to acquisitions, including the recently completed Frontier acquisition, and these risks may materially adversely affect our revenues, expenses, operating results and financial condition.
The Frontier acquisition will require us to integrate Frontier, a privately held business that has been operating independently and as a competitor of ours, into the Noble group. Our ability to achieve the expected benefits of the Frontier acquisition will depend in part upon meeting the challenges inherent in the successful combination and integration of global business enterprises of the size and scope of the Noble group and Frontier and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that we will meet these challenges and that such diversion will not negatively affect our operations. In addition, delays encountered in the transition process could have a material adverse effect on our revenues, expenses, operating results and financial condition. There can be no assurance that we will achieve anticipated benefits of the Frontier acquisition at the levels expected or at all.
Any acquisition, including the Frontier acquisition, presents a number of risks, including but not limited to risks of:
•
incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of acquired operations or assets successfully and timely and to retain key personnel;
•	diversion of management’s attention from existing operations or other priorities;
•	the assumption of or otherwise becoming subject to unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate; and
•	an inability to secure, on acceptable terms, sufficient financing that may be required.
Our failure to successfully integrate the Frontier acquisition and any other acquisition in a timely and cost effective manner could have an adverse affect on our business, financial condition or results of operations.
We are substantially dependent on our customers Shell and Petrobras, and the loss of either customer could have a material adverse effect on our financial condition and results of operations.
We estimate Shell and Petrobras will represent more than 50% and 20%, respectively, of our backlog. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts by either customer and our exposure to credit risk of either customer. If either of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially and adversely affected.

The U.S. governmental and regulatory response to the Deepwater Horizon drilling rig accident and resulting oil spill could have a prolonged and material adverse impact on our U.S. Gulf of Mexico operations.
Governmental Restrictions on Operations
Subsequent to the April 20, 2010 fire and explosion on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, U.S. governmental authorities
•	implemented a moratorium on and suspension of specified types of drilling activities in the U.S. Gulf of Mexico,
•	indicated that drilling permits for specified types of wells and related activities would not be considered until expiration of the moratorium and suspension,
•	ordered the operators of wells covered by the moratorium that were currently being drilled to halt drilling and take steps to secure the affected wells, and
•	implemented certain safety requirements.
These new safety requirements obligate operators, among other things, to (a) conduct certain operational reviews, (b) certify to regulatory authorities as to compliance with the new requirements and current regulations, (c) submit independent third-party reports on the design and operation of certain pieces of drilling equipment, including blowout preventers and other well control systems, (d) conduct tests on the functionality of various rig parts and (e) submit the results of those tests to regulatory authorities. With respect to operations subject to the moratorium, the reports and certifications are required to be provided to regulatory authorities prior to commencement of operations following expiration of the moratorium.
There have been and may continue to be judicial and other challenges made with respect to some of the restrictions on U.S. Gulf of Mexico drilling operations. However, we cannot predict (1) how those challenges will be resolved, (2) how the resolution of those challenges may affect the scope or duration of the government-imposed restrictions or (3) the actions the U.S. government may take, whether in response to those challenges or otherwise.
Our existing U.S. Gulf of Mexico operations have been and may continue to be negatively impacted by the events and governmental actions described above. The moratorium and other U.S. governmental restrictions described above may result in a number of our rigs and those of others being moved, or becoming available for moving, to locations outside of the U.S. Gulf of Mexico, which could potentially reduce global dayrates and negatively affect our ability to contract our floating rigs that are currently uncontracted or coming off contract. In addition, U.S. or other governmental authorities could implement additional regulations concerning licensing, taxation, equipment specifications and training requirements that could increase the costs of our operations. Additionally, increased costs for our customers’ operations, along with permitting delays, could negatively affect the economics of currently planned or future exploration and development activity and result in a reduction in demand for our services. Furthermore, due to the Deepwater Horizon accident and resulting spill, insurance costs across the industry could increase, and certain insurance may be less available or not available at all, which could negatively affect us over time.
At this time, we cannot predict for how long or to what extent our operations will be adversely impacted by the governmental and regulatory response to the Deepwater Horizon drilling rig accident and resulting oil spill. At this time, we cannot predict:
•	whether the moratorium will be extended beyond November 30, 2010,
•	the extent of additional or substitute regulations and restrictions that are expected to be imposed on drilling operations in the U.S. Gulf of Mexico,
•	the extent to which drilling operations beyond the moratorium period will be impacted,
•	the cost or availability of relevant insurance coverage,

•	the termination by customers of existing contracts and the demand by customers for new or renewed drilling contracts,
•	the effect of new regulations and restrictions on costs for the operations of our customers,
•	the availability of, or delays in delivery of, equipment required to comply with any new regulations,
•	the effect of permitting delays on our customers operations, or
•	the effect of the developments described above on demand for our services in the U.S. Gulf of Mexico.

Depending on their duration and extent, these and related developments could have a material adverse affect on our results of operations, cash flows and liquidity relating to the U.S. Gulf of Mexico.
We could be adversely affected by violations of applicable anti-corruption laws and regulations, including the outcome of our pending internal investigation relating to potential violations of the FCPA.
We and Frontier operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities (including Frontier) or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the United States Foreign Corrupt Practices Act (the “FCPA”). Detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the FCPA and local laws of certain reimbursement payments made by our Nigerian affiliate to customs agents in Nigeria. The SEC and the DOJ have indicated that they believe that violations of the FCPA occurred and will seek civil and/or criminal sanctions against us, including monetary penalties, and may include additional sanctions against us and/or certain of our employees, as well as additional changes to our business practices and compliance programs. We could also face fines or sanctions in relevant foreign jurisdictions.
We consider the matter relating to the Nigeria investigation to be ongoing and cannot predict (a) when it will conclude, (b) whether either the SEC or the DOJ will open its own proceeding to investigate this matter, or (c) if a proceeding is opened, what potential sanctions, penalties or other remedies these agencies may seek. Based on information obtained to date, we believe it is probable that we will pay an amount to settle this matter with the DOJ and SEC. Given that the matter is not finally resolved, we cannot predict with certainty what amount we will pay in civil and criminal fines and penalties; however, in June 2010, we accrued a settlement provision of approximately $5 million relating to this ongoing matter. Any of the sanctions as a result of the Nigerian investigation or any other future violation of the FCPA or similar law could have a material adverse effect on our business or financial condition and could damage our reputation and ability to do business, to attract and retain employees and to access capital markets.
Frontier identified certain payments totaling approximately $35,000 made by one of its former agents to Nigeria immigration officials in 2009 and reported this matter to the DOJ as a possible violation of the FCPA. We reviewed this matter as part of our diligence investigation of Frontier. The DOJ has not indicated what, if any, action it may take with respect to such payments, although the DOJ could seek civil and/or criminal sanctions against Frontier. Now that the Frontier acquisition has closed, we are responsible for such sanctions as well as any other sanctions relating to violations of applicable laws by Frontier, except to the extent that they may be covered by indemnities contained in the merger agreement with Frontier. Any such sanctions could have a material adverse effect on our business or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs (1)
April 2010	622	$41.38	(2)	—	10,769,891
May 2010	—	$0.00		—	10,769,891
June 2010	—	$0.00		—	10,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

(2)	Includes 622 shares at an average price of $41.38 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

Item 6.	Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation, a Swiss corporation

/s/ David W. Williams	August 9, 2010
David W. Williams	Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas L. Mitchell Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)
Noble Corporation, a Cayman Islands company

/s/ David W. Williams	August 9, 2010
David W. Williams	Date
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

2.3
Agreement and Plan of Merger, dated as of June 27, 2010, among Noble-Swiss, Noble AM Merger Co., a Cayman Islands company, Frontier Holdings Limited, a Cayman Islands company (“Frontier”), and certain of Frontier’s shareholders (filed as Exhibit 2.1 to Noble-Swiss’ and Noble-Cayman’s Current Report on Form 8-K filed on June 28, 2010 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to Noble Swiss’ Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1
Second Supplemental Indenture dated as of July 26, 2010 (filed as Exhibit 4.2 to Noble-Swiss’ and Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.2
Specimen Note for the 3.45% Senior Notes due 2015 of Noble Holding International Limited dated as of July 26, 2010 (filed as Exhibit 4.3 to Noble Swiss’s and Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.3
Specimen Note for the 4.90% Senior Notes due 2020 of Noble Holding International Limited dated as of July 26, 2010 (filed as Exhibit 4.4 to Noble Swiss’s and Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.4
Specimen Note for the 6.20% Senior Notes due 2040 of Noble Holding International Limited dated as of July 26, 2010 (filed as Exhibit 4.5 to Noble Swiss’s and Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

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