Form 10-Q
period 2010-09-30
NOBLE CORP; Noble Corp / Switzerland
filed 2010-11-09
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Dorfstrasse 19A, Baar, Switzerland 6430
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Shares, Par Value 4.06 CHF Per Share	New York Stock Exchange
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Suite 3D, Landmark Square, 64 Earth Close, Georgetown, Grand Cayman, Cayman Islands, BWI
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding at October 31, 2010: Noble Corporation (Switzerland) — 252,280,175
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$367,242	$735,493
Accounts receivable	487,029	647,454
Prepaid expenses and other current assets	133,786	100,243

Total current assets	988,057	1,483,190

Property and equipment
Drilling equipment and facilities	11,981,111	8,666,750
Other	167,290	143,477

	12,148,401	8,810,227
Accumulated depreciation	(2,468,867)	(2,175,775)

	9,679,534	6,634,452

Other assets	338,833	279,254

Total assets	$11,006,424	$8,396,896

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$52,650	$—
Accounts payable	277,944	197,800
Accrued payroll and related costs	127,046	100,167
Taxes payable	35,751	68,760
Other current liabilities	96,051	67,220

Total current liabilities	589,442	433,947

Long-term debt	2,670,701	750,946
Deferred income taxes	270,645	300,231
Other liabilities	274,546	123,340

Total liabilities	3,805,334	1,608,464

Commitments and contingencies

Shareholders’ equity
Shares; 262,324 shares and 261,975 shares outstanding	947,710	1,130,607
Treasury shares, at cost; 10,136 shares and 3,750 shares	(373,813)	(143,031)
Additional paid-in capital	31,350	—
Retained earnings	6,531,742	5,855,737
Accumulated other comprehensive loss	(60,994)	(54,881)

Total shareholders’ equity	7,075,995	6,788,432

Noncontrolling interests	125,095	—

Total equity	7,201,090	6,788,432

Total liabilities and equity	$11,006,424	$8,396,896

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues
Contract drilling services	$584,919	$874,969	$2,081,075	$2,615,571
Reimbursables	19,177	22,455	57,163	61,967
Labor contract drilling services	7,887	7,490	23,704	21,843
Other	635	721	1,449	1,277

	612,618	905,635	2,163,391	2,700,658

Operating costs and expenses
Contract drilling services	315,844	250,842	845,870	742,752
Reimbursables	14,351	18,717	44,459	52,081
Labor contract drilling services	5,302	4,642	16,570	13,899
Depreciation and amortization	143,282	103,245	385,366	295,646
Selling, general and administrative	25,482	21,700	71,261	60,901
Loss on asset disposal/involuntary conversion, net	—	2,076	—	31,053

	504,261	401,222	1,363,526	1,196,332

Operating income	108,357	504,413	799,865	1,504,326

Other income (expense)
Interest expense, net of amount capitalized	(4,144)	(379)	(5,119)	(1,261)
Interest income and other, net	2,561	2,605	7,193	4,995

Income before income taxes	106,774	506,639	801,939	1,508,060
Income tax provision	(20,287)	(80,556)	(126,801)	(275,833)

Net income	86,487	426,083	675,138	1,232,227

Net (income)/loss attributable to noncontrolling interests	(467)	—	(467)	—

Net income attributable to Noble Corporation	$86,020	$426,083	$674,671	$1,232,227

Net income per share
Basic	$0.34	$1.63	$2.63	$4.72
Diluted	$0.34	$1.63	$2.62	$4.70

Par value reduction/dividend per share	$0.66	$0.04	$0.75	$0.08
See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$675,138	$1,232,227
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	385,366	295,646
Loss on asset disposal/involuntary conversion, net	—	31,053
Deferred income tax provision/(benefit)	(29,586)	29,916
Share-based compensation expense	26,906	28,543
Pension contributions	(14,823)	(13,022)
Other changes in assets and liabilities, net of effect from acquisition:
Accounts receivable	250,917	(88,773)
Other current assets	(22,962)	(45,607)
Other assets	8,223	2,609
Accounts payable	(12,635)	27,491
Other current liabilities	(9,105)	21,881
Other liabilities	28,258	(6,751)

Net cash from operating activities	1,285,697	1,515,213

Cash flows from investing activities
New construction	(381,928)	(457,233)
Other capital expenditures	(439,921)	(342,399)
Major maintenance expenditures	(64,244)	(93,112)
Change in accrued capital expenditures	4,213	(44,493)
Acquisition of FDR Holdings Ltd., net of cash acquired	(1,629,644)	—

Net cash from investing activities	(2,511,524)	(937,237)

Cash flows from financing activities
Payments of other long-term debt	—	(172,700)
Proceeds from issuance of notes to joint venture partner	35,000	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,238,074	—
Settlement of interest rate swaps	(2,041)	—
Proceeds from employee stock transactions	9,703	3,871
Dividends/par value reduction payments paid	(193,869)	(35,093)
Repurchases of employee shares surrendered for taxes	(9,961)	(975)
Repurchases of shares	(219,330)	(130,297)

Net cash from financing activities	857,576	(335,194)

Net (decrease) increase in cash and cash equivalents	(368,251)	242,782
Cash and cash equivalents, beginning of period	735,493	513,311

Cash and cash equivalents, end of period	$367,242	$756,093

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity

Balance at December 31, 2009	261,975	$1,130,607	$—	$5,855,737	$(143,031)	$(54,881)	$—	$6,788,432

Employee related equity activity
Share-based compensation expense	—	—	26,906	—	—	—	—	26,906
Issuance of share-based compensation shares	77	335	(335)	—	—	—	—	—
Contribution to employee benefit plans	8	30	194	—	—	—	—	224
Exercise of stock options	447	1,762	7,717	—	—	—	—	9,479
Tax benefit of stock options exercised	—	—	5,556	—	—	—	—	5,556
Restricted shares forfeited or repurchased for taxes	(183)	(804)	960	1,335	(11,452)	—	—	(9,961)
Repurchases of shares	—	—	—	—	(219,330)	—	—	(219,330)
Net income	—	—	—	674,671	—	—	467	675,138
Dividends/par value reduction payments paid	—	(184,220)	(9,648)	(1)	—	—	—	(193,869)
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	—	—	124,628	124,628
Other comprehensive income (loss), net	—	—	—	—	—	(6,113)	—	(6,113)

Balance at September 30, 2010	262,324	$947,710	$31,350	$6,531,742	$(373,813)	$(60,994)	$125,095	$7,201,090

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$86,487	$426,083	$675,138	$1,232,227

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4,198	(1,734)	(2,263)	(479)
Gain (loss) on foreign currency forward contracts	4,762	(1,445)	1,828	1,407
Gain (loss) on interest rate swaps	(7,586)	—	(7,586)	—
Amortization of deferred pension plan amounts	634	850	1,908	2,558

Other comprehensive income (loss), net	2,008	(2,329)	(6,113)	3,486

Less: Net income attributable to noncontrolling interests	(467)	—	(467)	—

Comprehensive income attributable to Noble Corporation	$88,028	$423,754	$668,558	$1,235,713

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$344,415	$726,225
Accounts receivable	487,022	647,454
Due from affiliate	598,022	191,004
Other current assets	130,788	99,206

Total current assets	1,560,247	1,663,889

Property and equipment
Drilling equipment and facilities	11,981,111	8,666,750
Other	138,757	115,414

	12,119,868	8,782,164
Accumulated depreciation	(2,468,275)	(2,175,775)

	9,651,593	6,606,389

Other assets	338,822	279,139

Total assets	$11,550,662	$8,549,417

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$52,650	$—
Accounts payable	269,718	197,712
Accrued payroll and related costs	120,299	99,372
Taxes payable	21,752	61,577
Other current liabilities	95,963	67,246

Total current liabilities	560,382	425,907

Long-term debt	2,670,701	750,946
Deferred income taxes	270,645	300,231
Other liabilities	274,567	123,137

Total liabilities	3,776,295	1,600,221

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	368,374	368,374
Retained earnings	7,315,767	6,609,578
Accumulated other comprehensive loss	(60,994)	(54,881)

Total shareholder equity	7,649,272	6,949,196

Noncontrolling interests	125,095	—

Total equity	7,774,367	6,949,196

Total liabilities and equity	$11,550,662	$8,549,417

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues
Contract drilling services	$584,919	$874,969	$2,081,075	$2,615,571
Reimbursables	19,177	22,455	57,163	61,967
Labor contract drilling services	7,887	7,490	23,704	21,843
Other	635	721	1,449	1,277

	612,618	905,635	2,163,391	2,700,658

Operating costs and expenses
Contract drilling services	315,787	250,842	839,652	742,752
Reimbursables	14,351	18,717	44,459	52,081
Labor contract drilling services	5,302	4,642	16,570	13,899
Depreciation and amortization	143,059	103,245	384,775	295,646
Selling, general and administrative	16,715	22,623	48,137	60,901
Loss on asset disposal/involuntary conversion, net	—	2,076	—	31,053

	495,214	402,145	1,333,593	1,196,332

Operating income	117,404	503,490	829,798	1,504,326

Other income (expense)
Interest expense, net of amount capitalized	(4,147)	(379)	(5,122)	(1,261)
Interest income and other, net	1,210	2,574	6,320	4,964

Income before income taxes	114,467	505,685	830,996	1,508,029
Income tax provision	(19,401)	(80,556)	(124,340)	(275,833)

Net income	95,066	425,129	706,656	1,232,196

Net (income)/loss attributable to noncontrolling interests	(467)	—	(467)	—

Net income attributable to Noble Corporation	$94,599	$425,129	$706,189	$1,232,196

See accompanying notes to the unaudited consolidated financial statements

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$706,656	$1,232,196
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	384,775	295,646
Loss on asset disposal/involuntary conversion, net	—	31,053
Deferred income tax provision/(benefit)	(29,586)	29,916
Share-based compensation expense	—	8,399
Pension contributions	(14,823)	(13,022)
Other changes in assets and liabilities, net of effect from acquisition:
Accounts receivable	250,924	(88,773)
Due from affiliates, net	(407,018)	(73,729)
Other current assets	(21,001)	(45,017)
Other assets	8,118	2,702
Accounts payable	(20,773)	27,491
Other current liabilities	(27,543)	15,797
Other liabilities	28,482	(6,917)

Net cash from operating activities	858,211	1,415,742

Cash flows from investing activities
New construction	(381,928)	(457,233)
Other capital expenditures	(439,451)	(342,281)
Major maintenance expenditures	(64,244)	(93,112)
Change in accrued capital expenditures	4,213	(44,493)
Acquisition of FDR Holdings, Ltd., net of cash acquired	(1,629,644)	—

Net cash from investing activities	(2,511,054)	(937,119)

Cash flows from financing activities
Payments of other long-term debt	—	(172,700)
Proceeds from issuance of notes to joint venture partner	35,000	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,238,074	—
Settlement of interest rate swap	(2,041)	—
Employee stock transactions	—	(5,416)
Dividends/par value reduction payments paid	—	(10,470)
Repurchases of ordinary shares	—	(60,867)

Net cash from financing activities	1,271,033	(249,453)

Net (decrease) increase in cash and cash equivalents	(381,810)	229,170
Cash and cash equivalents, beginning of period	726,225	513,311

Cash and cash equivalents, end of period	$344,415	$742,481

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other		Total
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Shareholder
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity

Balance at December 31, 2009	261,246	$26,125	$368,374	$6,609,578	$(54,881)	$—	$6,949,196

Net income	—	—	—	706,189	—	467	706,656
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	—	124,628	124,628
Other comprehensive income (loss), net	—	—	—	—	(6,113)	—	(6,113)

Balance at September 30, 2010	261,246	$26,125	$368,374	$7,315,767	$(60,994)	$125,095	$7,774,367

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$95,066	$425,129	$706,656	$1,232,196

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4,198	(1,734)	(2,263)	(479)
Gain (loss) on foreign currency forward contracts	4,762	(1,445)	1,828	1,407
Gain (loss) on interest rate swaps	(7,586)	—	(7,586)	—
Amortization of deferred pension plan amounts	634	850	1,908	2,558

Other comprehensive income (loss), net	2,008	(2,329)	(6,113)	3,486

Less: Net income attributable to noncontrolling interests	(467)	—	(467)	—

Comprehensive income attributable to Noble Corporation	$96,607	$422,800	$700,076	$1,235,682

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
Note 2 — Acquisition of FDR Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly owned subsidiary of Noble-Swiss and a wholly owned subsidiary of Noble-Cayman. The Frontier acquisition was completed in order to strategically expand and enhance our global fleet. The Frontier acquisition added three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one which is Arctic-class, a conventionally moored deepwater semisubmersible drilling rig and one dynamically positioned floating production, storage and offloading vessel (“FPSO”) to our fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. The purchase price was $1.7 billion in cash plus liabilities assumed and we funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date of July 28, 2010:

Fair value
ASSETS
Cash and cash equivalents	$77,375
Accounts receivable, net of $2,111 reserve	58,229
Other current assets	11,296
Other assets	11,469
Drilling equipment	2,528,759
Value of in-place contracts	77,260

Total assets acquired	$2,764,388

LIABILITIES
Accounts payable	$88,566
Other current liabilities	34,360
Consolidated joint ventures notes payable	688,748
Other liabilities	36,824
Non-controlling interests	124,628
Value of in-place contracts	84,243

Total liabilities assumed	1,057,369

Cash consideration paid	$1,707,019

The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities was generally determined using historical carrying values given the short term nature of these items. The fair values of drilling equipment, in-place contracts and noncontrolling interests were determined using management’s estimates of future net cash flows. Such estimated future cash flows were discounted at an appropriate risk-adjusted rate of return. The fair values of the consolidated joint venture notes payable and derivatives were determined based on a discounted cash flow model utilizing an appropriate market or risk-adjusted yield. The fair value of other assets and other liabilities, related to long-term tax items, was derived using estimates made by management. Intangible assets consisted of fair value estimates for in-place contracts and will be amortized over the life of the respective contract. The weighted average life of those contracts totaled approximately 3.0 years as of the date of the acquisition.
Any change in the estimated fair value of assets acquired and liabilities assumed, prior to the final determination of such values, will change the amount of the purchase price allocation. Any subsequent changes to the purchase price allocation that are material to our consolidated financial results will be adjusted retroactively. We are currently not aware of any significant potential changes to the preliminary purchase price allocation, although we are still reviewing open tax positions and accrued payables. No material contingencies existed at the date of acquisition. We anticipate completing the purchase price allocation by December 31, 2010.
As of September 30, 2010, we have incurred $19 million in acquisition costs related to the Frontier acquisition. These costs have been expensed and are included in contract drilling services expense.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following unaudited pro forma financial information for the three and nine months ended September 30, 2010 and 2009, gives effect to the Frontier acquisition as if it had occurred at the beginning of the periods presented. The pro forma financial information for the nine months ended September 30, 2010 includes pro forma results for the period prior to the closing date of July 28, 2010 and actual results for the period from July 28, 2010 through September 30, 2010. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Total operating revenues	$647,700	$1,004,974	$2,341,579	$2,940,175
Net income	85,282	425,478	$621,962	1,214,384
Net income per share	$0.33	$1.63	$2.42	$4.64
Revenues from the Frontier rigs totaled $48 million from the closing date of July 28, 2010 through September 30, 2010. Operating expenses for this same period totaled $43 million for the Frontier rigs.
Consolidated joint ventures
In connection with the Frontier acquisition, we assumed Frontier’s 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell, PLC (“Shell”), for the construction and operation of the two Bully-class drillships. Since these entities’ equity at risk is insufficient to permit them to carry on their activities without additional subordinated financial support, they each meet the criteria for a variable interest entity. We have determined that we are the primary beneficiary for accounting purposes. Our determination is based on our ability to effectively control the principal activities of the entity as the primary maker of operational decisions. Additionally, we receive a management fee to oversee the construction of, and to manage the operation and maintenance of, the drillships, which is deemed a preference payment under current accounting literature. Accordingly, we consolidate the entities in our consolidated financial statements, intercompany transactions are eliminated, and the equity interest that is not owned by us is presented as noncontrolling interests on our Consolidated Balance Sheets.
At September 30, 2010, the combined carrying amount of the drillships was $997 million and total outstanding debt related to the joint ventures was $759 million, which includes $70 million of joint venture partner notes issued in September 2010. Our portion of these joint venture partner loans, which totaled $35 million, has been eliminated in our Consolidated Balance Sheets.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3 — Share Data
Share capital
The following is a detail of Noble-Swiss’ share capital as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009

Shares outstanding and trading	252,188	258,225
Treasury shares	10,136	3,750

Total shares outstanding	262,324	261,975

Treasury shares held for share-based compensation plans	13,942	14,291

Total shares authorized for issuance	276,266	276,266

Par value (in Swiss Francs)	4.06	4.85
Shares authorized for issuance by Noble-Swiss at September 30, 2010 totalled 276.3 million shares and include 10.1 million shares held in treasury and 13.9 million shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock. Our Board of Directors is authorized to issue up to a maximum of 414.4 million shares without additional shareholder approval and without conditions regarding use.
Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 138.1 million conditionally authorized registered shares without obtaining additional shareholder approval. The issuance of these conditionally authorized registered shares is subject to certain conditions regarding their use.
Treasury shares/share repurchases
Share repurchases were made pursuant to the share repurchase program that our Board of Directors authorized and adopted. Subsequent to our 2009 Swiss migration, all shares repurchased under our share repurchase program are held in treasury. During the three and nine months ended September 30, 2010, we repurchased 4.0 million and 6.1 million shares under this plan, respectively. At September 30, 2010, 6.8 million shares remained available under this authorization. Treasury shares held at September 30, 2010 include 9.9 million shares repurchased under our share repurchase program and 0.2 million shares surrendered by employees for taxes payable upon the vesting of restricted stock.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Allocation of net income
Basic
Net income attributable to Noble Corporation	$86,020	$426,083	$674,671	$1,232,227
Earnings allocated to unvested share-based payment awards	(828)	(4,520)	(6,416)	(12,176)

Net income to common shareholders — basic	$85,192	$421,563	$668,255	$1,220,051

Diluted
Net income attributable to Noble Corporation	$86,020	$426,083	$674,671	$1,232,227
Earnings allocated to unvested share-based payment awards	(825)	(4,505)	(6,394)	(12,141)

Net income to common shareholders — diluted	$85,195	$421,578	$668,277	$1,220,086

Weighted average shares outstanding — basic	252,513	257,913	253,944	258,550
Incremental shares issuable from assumed exercise of stock options	671	925	855	778

Weighted average shares outstanding — diluted	253,184	258,838	254,799	259,328

Weighted average unvested share-based payment awards	2,453	2,765	2,438	2,581

Earnings per share
Basic	$0.34	$1.63	$2.63	$4.72
Diluted	$0.34	$1.63	$2.62	$4.70
Only those items having a dilutive impact on our basic net earnings per share are included in diluted earnings per share. At September 30, 2010, stock options totaling approximately 0.8 million were excluded from the diluted earnings per share as they were not dilutive as compared to 0.6 million at September 30, 2009.
Note 4 — Property and Equipment
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $25 million and $51 million for the three and nine months ended September 30, 2010, respectively, as compared to $13 million and $42 million for the three and nine months ended September 30, 2009, respectively.
During the first quarter of 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that has been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig. As of September 30, 2010, we have not disposed of this rig.
In the second quarter of 2009, we recorded a $17 million charge related to our jackup, the Noble David Tinsley, which experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration through the sea bottom, which resulted in severe damage to the legs and the rig.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 5 — Receivables from customers
We have an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $22 million at September 30, 2010. The customer has conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and has agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI have been and will be applied to the customer’s payment obligations under the payment plan. We have agreed that we will not sell, assign or otherwise dispose of the ORRI as long as the customer meets its payment obligations and complies with the terms of the agreement, which runs through June 2011. Due to the current term of this obligation we have reclassed these amounts from “other assets” to “accounts receivable” during the third quarter. As of September 30, 2010, the customer has continued to meet its payment obligations under the agreement. The customer has a right to reacquire the ORRI at the end of the term of the agreement, or earlier, subject to certain conditions, which include the customer being current on all payment obligations.
In June 2010, a subsidiary of Frontier entered into a charter contract with a subsidiary of BP, PLC (“BP”) for the FPSO, Seillean, with a term of a minimum of 100 days in connection with BP’s oil spill relief efforts in the U.S. Gulf of Mexico. The unit went on hire on July 23, 2010. In October 2010, after the Macondo well was sealed, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and demanded that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter and are not aware of a basis upon which we believe BP could successfully make such a claim. The charter has a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Based on the available information and the analysis we have performed to date, we have recorded the revenue under the charter, which was $19 million through the end of the third quarter 2010. In the event BP is successful in its claim, we would take a charge for revenue recorded. However, we also believe that, if BP were to be successful in claiming the contract void ab initio, we would have an indemnity claim against the former shareholders of Frontier, and we have put them on notice to that effect. We can make no assurances as to the outcome of this dispute.
Note 6 — Debt
Total debt consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
5.875% Senior Notes due 2013	$299,902	$299,874
7.375% Senior Notes due 2014	249,473	249,377
3.45% Senior Notes due 2015	350,000	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,645	—
6.20% Senior Notes due 2040	399,888	—
Bully 1 joint venture debt	370,000	—
Bully 2 joint venture debt	318,748	—
Bully 1 joint venture partner debt	18,000	—
Bully 2 joint venture partner debt	17,000	—
Credit Facility	—	—

Total Debt	2,723,351	750,946

Less: Current Maturities	(52,650)	—

Long-term Debt	$2,670,701	$750,946

On July 26, 2010, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited, $1.25 billion aggregate principal amount of senior notes in three separate tranches, comprising $350 million of 3.45% Senior Notes due 2015, $500 million of 4.90% Senior Notes due 2020, and $400 million of 6.20% Senior Notes due 2040. Proceeds, net of discount and issuance costs, totaled $1.24 billion and were used to finance a portion of the cash consideration for the Frontier acquisition. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. Interest on all three series of these senior notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2011.
As part of the Frontier acquisition, we assumed approximately $689 million in secured non-recourse debt related to consolidated joint ventures for the Bully 1 and Bully 2 joint ventures, discussed further below.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The Bully 1 secured non-recourse credit facility consists of a $375 million senior term loan facility, a $40 million senior revolving loan facility and a $50 million junior term loan facility. As of September 30, 2010, loans in an aggregate principal amount of $370 million were outstanding under the Bully 1 facility. The senior term loan facility requires 20 quarterly payments of $15.75 million each, beginning at the end of the first complete fiscal quarter after the earlier of (i) delivery and acceptance of the Noble Bully I drillship and (ii) December 30, 2010. A one-time balloon payment of up to $60 million is due on the date of the final quarterly payment under the senior term loan facility (the “Final Payment Date”). In addition, all outstanding advances under the senior revolving loan facility are due in full on the Final Payment Date. The junior term loan facility requires quarterly payments in amounts based on an excess cash flow calculation defined in the Bully 1 credit agreement, commencing in the third complete quarter following the earlier of (i) delivery and acceptance of the Noble Bully I drillship and (ii) December 30, 2010, with final payment to be made on the Final Payment Date. The senior term loan facility and the senior revolving loan facility provide for floating interest rates that are fixed for one-, three- or six-month periods at LIBOR plus 2.5% prior to delivery and acceptance of the Noble Bully I drillship and LIBOR plus 1.5% thereafter (which may be reduced to LIBOR plus 1.25% if the Noble Bully I drillship has a utilization rate of at least 95% during the first year after its acceptance). The junior term loan facility provides for floating interest rates that are fixed for one-, three- or six-month periods at LIBOR plus 3.5% prior to delivery and acceptance of the Noble Bully I drillship and LIBOR plus 2.5% thereafter (which may be reduced to LIBOR plus 2.25% if the Noble Bully I drillship has a utilization rate of at least 95% during the first year after its acceptance). As noted in Note 9- “Derivative Instruments and Hedging Activities” below, the joint venture maintains interest rate swaps, with a notional amount of $280 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 1 credit facility is secured by assignments of the major contracts for the construction of the Noble Bully I drillship and its equipment, the drilling contract for the drillship, and various other rights. In addition, following completion of construction of the Noble Bully I drillship, the credit facility is required to be secured by a first-preferred ship mortgage on the drillship.
The Bully 2 secured non-recourse credit facility consists of a $435 million senior term loan facility, a $10 million senior revolving loan facility and a $50 million cost overrun term loan facility. As of September 30, 2010, loans in an aggregate principal amount of $319 million were outstanding under the Bully 2 facility. The senior term loan facility requires 28 quarterly payments beginning on the earlier of (i) a specified date that is soon after the first full fiscal quarter to occur after commencement of operations by the Noble Bully II drillship and (ii) July 15, 2011. The final quarterly payment will be paid together with a one-time balloon payment of up to $90 million plus any amounts outstanding under the senior revolving loan facility on the final quarterly installment payment date. The senior term loan facility and the senior revolving loan facility provide for floating interest rates that are fixed for three months or such other period selected by the borrower and agreed by the agent (but not to exceed three months), at LIBOR plus 2.5% prior to the occurrence of the delivery date of the hull, thereafter at LIBOR plus 2.3% until contract commencement, thereafter at LIBOR plus 2.25% until the first day of the sixth anniversary of the contract commencement, and thereafter at LIBOR plus 2.4%. At September 30, 2010, the applicable interest rate was LIBOR plus 2.3%. The secured cost overrun term loan has floating interest rates of LIBOR plus 3.5% prior to the occurrence of the contract commencement and LIBOR plus 3.25% thereafter. As noted in Note 9- “Derivative Instruments and Hedging Activities” below, the joint venture maintains an interest rate swap, with a notional amount of $304 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 2 credit facility is secured by assignments of the major contracts for the construction of the Noble Bully II drillship and its equipment, the drilling contract for the drillship, and various other rights. In addition, following the completion of construction of the Noble Bully II drillship, the credit facility is required to be secured by a first-preferred ship mortgage on the drillship.
Certain amendments to the underlying drilling contracts and the revised vessel delivery impact to loan amortization schedules require consent from lenders to both Bully joint ventures. Pending resolution of these issues, the Bully joint ventures are restricted from drawing down additional funds under these facilities. We believe that we have several potential alternatives for resolving these issues, as well as sources for additional funding of the Bully construction projects, such as the notes issued by the Bully joint ventures described below. Until we are able to implement one of these alternatives, we and our joint venture partner will have to fund the Bully joint ventures.
In September 2010, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes is 10%, payable semi-annually in arrears and in kind on June 30 and December 31 commencing in December 2010. The purpose of these notes is to provide additional liquidity to these joint ventures in connection with the shipyard construction of the Bully vessels. Our portion of the joint venture partner notes, which totaled $35 million, has been eliminated in our Consolidated Balance Sheets. The non-eliminated portions of these joint venture partner notes totaled $18 million for Bully 1 and $17 million for Bully 2 and are due in 2016 and 2018, respectively.
In addition, we have a $600 million unsecured bank credit facility (the “Credit Facility”), which contains various covenants; including a covenant that limits our ratio of debt to total tangible capitalization (as defined in the Credit Facility) to 0.60. As of September 30, 2010, our ratio of debt to total tangible capitalization was 0.21.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
5.875% Senior Notes due 2013	$299,902	$329,424	$299,874	$325,398
7.375% Senior Notes due 2014	249,473	288,984	249,377	282,105
3.45% Senior Notes due 2015	350,000	363,903	—	—
7.50% Senior Notes due 2019	201,695	251,003	201,695	231,015
4.90% Senior Notes due 2020	498,645	539,628	—	—
6.20% Senior Notes due 2040	399,888	444,121	—	—
Bully 1 joint venture debt	370,000	370,000	—	—
Bully 2 joint venture debt	318,748	318,748	—	—
Bully 1 joint venture partner debt	18,000	18,000	—	—
Bully 2 joint venture partner debt	17,000	17,000	—	—
As the Bully joint venture debt bears interest at a variable rate and, the carrying value approximated fair value at the acquisition date of Frontier, we have deemed the fair value to approximate the carrying value as of September 30, 2010. The Bully joint venture partner debt is subordinated debt with joint venture partners and was entered into in September 2010, therefore any difference between carrying value and estimated fair value is considered immaterial.
Note 7 — Income Taxes
At December 31, 2009, the reserves for uncertain tax positions totaled $98 million (net of related tax benefits of $7 million). At September 30, 2010, the reserves for uncertain tax positions totaled $138 million (net of related tax benefits of $8 million). If the September 30, 2010 reserves are not realized, the provision for income taxes would be reduced by $122 million and equity would be directly increased by $16 million.
We do not anticipate that any tax contingencies resolved will have a material impact on our consolidated financial position or results of operations in the next 12 months.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 8 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended September 30,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,045	$1,912	$770	$1,803
Interest cost	1,224	1,957	1,117	1,713
Return on plan assets	(1,331)	(2,392)	(1,390)	(1,786)
Amortization of prior service cost	—	57	—	73
Amortization of transition obligation	17	—	19	—
Recognized net actuarial loss	181	705	66	1,031

Net pension expense	$1,136	$2,239	$582	$2,834

	Nine Months Ended September 30,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$3,211	$5,736	$2,275	$5,409
Interest cost	3,694	5,871	3,202	5,139
Return on plan assets	(3,999)	(7,176)	(3,983)	(5,358)
Amortization of prior service cost	—	171	—	219
Amortization of transition obligation	53	—	54	—
Recognized net actuarial loss	537	2,115	184	3,093

Net pension expense	$3,496	$6,717	$1,732	$8,502

The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the nine months ended September 30, 2010 and 2009, we made contributions to our pension plans totaling $15 million and $13 million, respectively. We expect the minimum funding to our non-U.S. and U.S. plans in 2010, subject to applicable law, to be approximately $17 million.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At September 30, 2010 and December 31, 2009, our liability under the Restoration Plan totaled $6 million and $8 million, respectively. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at September 30, 2010 and $8 million at December 31, 2009.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 9 — Derivative Instruments and Hedging Activities
We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor were we a party to leveraged derivatives. As a result of the Frontier acquisition, discussed in Note 2, we maintain certain foreign exchange forward contracts that do not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment and therefore, changes in fair values are recognized as either income or loss in our consolidated income statement. These contracts are discussed further below.
For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation, known in FASB standards as the “long-haul method”. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We recognized a loss of $0.3 million in other income due to interest rate swap hedge ineffectiveness during the three and nine months ended September 30, 2010. No income or loss was recognized during 2009 due to hedge ineffectiveness.
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuation, we typically maintain short-term forward contracts settling monthly in their respective local currencies to mitigate exchange exposure. The forward contract settlements in the remainder of 2010 represent approximately 49 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $82 million at September 30, 2010. Total unrealized gains related to these forward contracts were $2 million as of September 30, 2010 and were recorded as part of “Accumulated other comprehensive loss”.
As part of the Frontier acquisition discussed in Note 2, we acquired an interest in two joint ventures with an unaffiliated third party. These joint ventures maintain interest rate swaps which are classified as cash flow hedges. The interest rate swaps relate to debt for the construction of the two Bully-class rigs undertaken by the two joint ventures, and the hedges are designed to fix the cash paid for interest on these projects. The purpose of these hedges is to satisfy bank covenants and to limit exposure to changes in interest rates. There are no credit risk related contingency features embedded in these swap agreements. The aggregate notional amounts of the interest rate swaps totaled $584 million as of September 30, 2010. The notional amounts and settlement dates for the Bully 1 interest rate swaps include $37 million settling in December 2010 and $243 million settling quarterly, with the final amounts settling in December 2014. The notional amount and settlement dates for the Bully 2 interest rate swap is $304 million settling quarterly, with the final amount settling in January 2018. The carrying amount of these interest rate swaps was $39 million which includes $31 million included in liabilities as part of the purchase price allocation for the Frontier acquisition and $8 million of unrealized losses included in “Accumulated other comprehensive loss (“AOCL”)” at September 30, 2010. For the three and nine months ended September 30, 2010, $0.3 million was recognized in the income statement for the ineffective portion of our interest rate swaps. As of September 30, 2010, we do not expect to reclassify material amounts from “Accumulated other comprehensive loss” to “other income” within the next twelve months.
The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net unrealized gain at beginning of period	$(2,517)	$2,852	$417	$—
Activity during period:
Settlement of foreign currency forward contracts during the period	1,395	(1,301)	(417)	—
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	3,367	(144)	2,245	1,407
Net unrealized gain/(loss) on outstanding interest rate swaps	(7,586)	—	(7,586)	—

Net unrealized gain/(loss) at end of period	$(5,341)	$1,407	$(5,341)	$1,407

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Fair Value Hedges
During 2008, we entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2010, the aggregate notional amount of the forward contracts was 30 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges would be recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of these outstanding forward contracts, which are included in “Other current assets/liabilities” and “Other assets/liabilities,” totaled approximately $3 million at September 30, 2010 and $0.8 million at December 31, 2009. No amounts related to fair value hedges were recognized in the income statement for the three or nine months ended September 30, 2010 and 2009.
Foreign Exchange Forward Contracts
As part of the Frontier acquisition, we acquired an interest in two joint ventures with an unaffiliated third party. These joint ventures maintain foreign exchange forward contracts to help mitigate the risk of currency fluctuation of the Singapore dollar for the construction of the Bully vessels taking place in a Singapore shipyard. The notional amount on these contracts totaled approximately $57 million as of September 30, 2010. These contracts were not designated for hedge accounting treatment under FASB standards and therefore changes in fair values are recognized as either income or loss in our consolidated income statement. These contracts are referred to as non-designated derivatives in the tables to follow. For the three and nine months ended September 30, 2010, we have recognized a gain of $1 million related to these foreign exchange forward contracts.
Financial Statement Presentation
The following tables, together with Note 10, summarize the financial statement presentation and fair value of our derivative positions as of September 30, 2010 and December 31, 2009:

		Estimated fair value
	Balance sheet	September 30,	December 31,
	classification	2010	2009
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$2,681	$654

Non-designated derivatives
Short-term foreign currency forward contracts	Other current assets	2,905	—

Liability derivatives
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	$2,543	$301
Long-term foreign currency forward contracts	Other liabilities	—	464

Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	436	237
Short-term interest rate swaps	Other current liabilities	16,045	—
Long-term interest rate swaps	Other liabilities	22,789	—

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
To supplement the fair value disclosures in Note 10, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended September 30, 2010 and 2009:

			Gain/(loss) reclassified
	Gain/(loss) recognized		from AOCL to “other		Gain/(loss) recognized
	through AOCL		income”		through “other income”
	2010	2009	2010	2009	2010	2009

Cash flow hedges
Foreign currency forward contracts	$4,762	$(1,445)	$—	$—	$—	$—
Interest rate swaps	(7,586)	—	—	—	(261)	—

Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$1,234	$—
The following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the nine months ended September 30, 2010 and 2009:

			Gain/(loss) reclassified
	Gain/(loss) recognized		from AOCL to “other		Gain/(loss) recognized
	through AOCL		income”		through “other income”
	2010	2009	2010	2009	2010	2009
Cash flow hedges
Foreign currency forward contracts	$1,828	$1,407	$—	$—	$—	$—
Interest rate swaps	(7,586)	—	—	—	(261)	—

Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$1,234	$—
For cash flow presentation purposes, a total use of cash of $2 million was recognized through the financing section related to interest rate swaps, all other amounts are recognized through changes in operating activities and are recognized through changes in other assets and liabilities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 10 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2010				December 31, 2009
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$6,508	$6,508	$—	$—	$8,483	$8,483
Foreign currency forward contracts	5,586	—	5,586	—	654	654
Firm commitment	2,543	—	2,543	—	765	765

Liabilities —
Interest rate swaps	$38,834	$—	$38,834	$—	$—	$—
Foreign currency forward contracts	2,979	—	2,979	—	1,002	1,002
The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Note 11 — Commitments and Contingencies
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at September 30, 2010) and a customs bond in the amount of 970 million Indian Rupees (or $22 million at September 30, 2010), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import, provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). In 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. The Commissioner filed an appeal in the Bombay High Court, which dismissed the appeal. In 2008, the Commissioner appealed to the Supreme Court of India, appealing the order of the Bombay High Court. NACL is opposing admission of the Appeal in the Supreme Court of India, and is seeking the return or cancellation of its previously posted custom bond and bank guarantee. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In May 2010, Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico, issued on May 28, 2010 by U.S. Secretary of the Interior Ken Salazar, was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainties noted above, we have not recognized any revenue under the disputed portion of this contract.
The Noble Homer Ferrington is under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), who entered into an assignment agreement with BP for a two well farmout of the rig in Libya after successfully drilling two wells with the rig for Exxon Mobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition. ExxonMobil has informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig continues to be fully ready to operate under the drilling contract. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. We are proceeding with the arbitration process and intend to vigorously pursue these claims. Due to the uncertainties noted above, we have not recognized any revenue during the assignment period. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position. The matter could have a material effect on our results of operations or cash flows in the period incurred given the amount in dispute.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2010, there were approximately 38 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to defend vigorously against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including certain disputes with customers over receivables discussed in Note 5, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.
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
We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We have been informed by the U.S. Internal Revenue Service that our 2008 tax return is currently under audit. In addition, a U.S. subsidiary of Frontier is also under audit for its 2007 and 2008 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained.
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $299 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe additional audit claims in the range of $21 to $23 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We maintain certain insurance coverage against specified marine perils, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike to oil and gas assets situated in the U.S. Gulf of Mexico negatively impacted the energy insurance market, resulting in more restricted and more expensive coverage. We also cannot predict what the impact of the recent events in the U.S. Gulf of Mexico will have on the cost or availability of future insurance coverage. We evaluate and renew our operational insurance policies on a yearly basis during the month of March.
We have elected to self insure U.S. named windstorm physical damage and loss of hire exposures due to the high cost of coverage for these perils. This self insurance applies only to our units in the U.S. portion of the Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles of $25 million per occurrence for rigs located in the U.S., Mexico, Brazil, Southeast Asia and the North Sea and $15 million per occurrence for rigs operating in West Africa, the Middle East, India, and the Mediterranean Sea. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $1.4 billion at September 30, 2010.
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
Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to customs agents in Nigeria. In November 2010, we finalized settlements of this matter with each of the SEC and the DOJ. In order to resolve the DOJ investigation, we entered into a non-prosecution agreement with the DOJ, which provides for the payment of a fine of $2.6 million, as well as certain undertakings, including continued cooperation with the DOJ, compliance with the FCPA, certain self-reporting and annual reporting obligations and certain restrictions on our public discussion regarding the agreement. The agreement does not require that we install a monitor to oversee our activities and compliance with laws. In order to resolve the SEC investigation, we agreed to the entry of a civil judgment against us for violations of the FCPA. Pursuant to the agreed judgment, we agreed to disgorge profits of $4.3 million, pay prejudgment interest of $1.3 million and refrain from denying the allegations contained in the SEC’s petition, except in other litigation to which the SEC is not a party. We also agreed to an injunction restraining us from violating the anti-bribery, books and records, and internal controls provisions of the FCPA, and we waived a variety of litigation rights with respect to the conduct at issue. The agreed judgment does not require a monitor.
In connection with the internal investigation, we had already enhanced our compliance program and efforts and we will continue to emphasize the importance of compliance and ethical business conduct. Though the settlements described above conclude the investigations of the SEC and the DOJ, we could be investigated by relevant foreign jurisdictions, and we could face fines or other sanctions in those jurisdictions. Any sanctions and other costs we may incur as a result of any such investigation, or any future alleged violations of the FCPA or similar laws could have a material adverse effect on our business or financial condition and could damage our reputation and ability to do business, to attract and retain employees and to access capital markets.
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. We have received notice that we will be allowed to obtain a new temporary import permit for one of the two rigs and are in the process of clarifying this approval. However, as of October 31, 2010, the Nigerian customs office had not acted on our application for the second unpermitted rig, but we are discussing undertaking the same process as for the first rig. We did obtain a new temporary import permit for the third rig in 2009 that had previously been operating with an expired temporary import permit, while the application was pending, by exporting and re-importing the rig. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 12 — Segment and Related Information
We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment currently conducts contract drilling operations principally in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and the Asian Pacific.
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2010 and 2009 is shown in the following table. The “Other” column includes results of labor contract drilling services and corporate related items.

	Three Months Ended September 30,
	2010			2009
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$604,042	$8,576	$612,618	$896,989	$8,646	$905,635
Depreciation and amortization	140,199	3,083	143,282	100,669	2,576	103,245
Segment operating income/ (loss)	109,083	(726)	108,357	503,962	451	504,413
Interest expense, net of amount capitalized	125	4,019	4,144	166	213	379
Income tax provision/ (benefit)	20,876	(589)	20,287	80,374	182	80,556
Segment profit/ (loss)	89,001	(2,981)	86,020	425,120	963	426,083
Total assets (at end of period)	9,625,999	1,380,425	11,006,424	7,307,345	782,030	8,089,375
Capital expenditures	352,347	2,345	354,692	356,447	10,737	367,184

	Nine Months Ended September 30,
	2010			2009
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$2,137,304	$26,087	$2,163,391	$2,676,583	$24,075	$2,700,658
Depreciation and amortization	376,754	8,612	385,366	288,519	7,127	295,646
Segment operating income/ (loss)	801,966	(2,101)	799,865	1,503,398	928	1,504,326
Interest expense, net of amount capitalized	418	4,701	5,119	516	745	1,261
Income tax provision/ (benefit)	128,012	(1,211)	126,801	275,418	415	275,833
Segment profit/ (loss)	680,302	(5,631)	674,671	1,230,303	1,924	1,232,227
Total assets (at end of period)	9,625,999	1,380,425	11,006,424	7,307,345	782,030	8,089,375
Capital expenditures	869,435	16,658	886,093	850,575	42,169	892,744

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
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements is deferred until fiscal years beginning after December 15, 2010. These additional disclosures did not have and are not expected to have a significant impact on our financial disclosures or our financial condition.
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
Note 14 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss, are full and unconditional guarantors of Noble Drilling Corporation’s (“NDC”) 7.50% Senior Notes due 2019 which had an outstanding principal balance at September 30, 2010 of $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
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
In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. In connection with the worldwide internal restructuring, Noble Holding International Limited (“NHIL”), an indirect wholly-owned subsidiary of Noble-Cayman and Noble-Swiss, also guaranteed the payment of the 5.875% Senior Notes. NDC’s and NHIL’s guarantees of the 5.875% Senior Notes are full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at September 30, 2010 was $300 million.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In November 2008, NHIL issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at September 30, 2010 was $249 million.
In connection with the Frontier acquisition, in July 2010, NHIL issued a total of $1.25 billion principal amount of senior notes in three separate tranches, comprising $350 million of 3.45% Senior Notes due 2015, $500 million of 4.90% Senior Notes due 2020 and $400 million of 6.20% Senior Notes due 2040. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. The aggregate principal balance of these three tranches of senior notes at September 30, 2010 was $1.25 billion.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
Consistent with our report on Form 10-Q for the quarter ended June 30, 2010, the condensed consolidating balance sheet as of December 31, 2009 has been revised to increase investment in affiliates and notes payable to affiliates of NHIL by approximately $550 million, resulting from non-cash intercompany transactions. Additionally, as part of these transactions, the investment in affiliates as presented in the NHC and NDH combined column has increased approximately $405 million as of December 31, 2009. The increase is offset by an increase in accounts payable to affiliates of approximately $1.2 billion and a reduction in shareholders’ equity of approximately $843 million. As a result, corresponding changes have been made to notes receivable from affiliates, accounts payable to affiliates and shareholders’ equity as of December 31, 2009 in the “Other Non-guarantor Subsidiaries of Noble” columns. Offsetting revisions were made to the eliminations column. These revisions had no impact on Noble-Cayman or the consolidated balances presented in the condensed consolidating balance sheet as of December 31, 2009. Additionally, there was no impact to the statements of operations or cash flows for any periods presented from these non-cash intercompany transactions.
As of January 1, 2010, certain notes issued by Noble-Cayman and NDC each had less than 300 record holders and the duties of NHC, NDH, NDC and NDS6 to file reports under the Securities Exchange Act of 1934 were suspended, and consolidating financial statements in the Form 10-Q for the period ended March 31, 2010 only included columns for Noble-Cayman, NHIL and all other subsidiaries of Noble. Although the reporting requirements for NHC, NDH, NDC and NDS6 were suspended, the staff of the Securities and Exchange Commission has stated that, as a condition to the use of the Rule 12h-5 exemption by subsidiary issuers and guarantors (which permits condensed consolidating financial information in lieu of full financials for such subsidiaries), they expect parent companies to continue to include condensed consolidating financial information relating to their issuer and guarantor subsidiaries as long as the subsidiaries’ debt is outstanding. Therefore, we are including consolidating financial statements as of March 31, 2010 in conformity with our current presentation.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$41	$234	$—	$—	$—	$344,140	$—	$344,415
Accounts receivable	—	7,439	5,168	—	—	474,415	—	487,022
Accounts receivable from affiliates	1,006,622	74,207	788,299	262,488	19,392	3,729,122	(5,282,108)	598,022
Short-term notes receivable from affiliates	—	119,476	—	—	—	75,000	(194,476)	—
Prepaid expenses and other current assets	—	18,092	738	—	—	111,958	—	130,788

Total current assets	1,006,663	219,448	794,205	262,488	19,392	4,734,635	(5,476,584)	1,560,247

Property and equipment
Drilling equipment, facilities and other	—	1,026,300	70,909	—	—	11,022,659	—	12,119,868
Accumulated depreciation	—	(144,849)	(49,552)	—	—	(2,273,874)	—	(2,468,275)

Total property and equipment, net	—	881,451	21,357	—	—	8,748,785	—	9,651,593

Notes receivable from affiliates	3,507,062	675,000	—	1,239,600	479,107	2,423,400	(8,324,169)	—
Investments in affiliates	6,698,100	9,123,159	3,627,816	5,346,268	1,765,160	—	(26,560,503)	—
Other assets	2,088	7,033	2,219	11,710	1,031	314,741	—	338,822

Total assets	$11,213,913	$10,906,091	$4,445,597	$6,860,066	$2,264,690	$16,221,561	$(40,361,256)	$11,550,662

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$52,650	$—	$52,650
Short-term notes payables from affiliates	25,000	50,000	—	—	—	119,476	(194,476)	—
Accounts payable and accrued liabilities	5,875	11,224	8,844	12,020	630	469,139	—	507,732
Accounts payable to affiliates	1,379,435	2,529,525	115,898	54,349	13,475	1,189,426	(5,282,108)	—

Total current liabilities	1,410,310	2,590,749	124,742	66,369	14,105	1,830,691	(5,476,584)	560,382

Long-term debt	299,902	—	—	1,498,006	201,695	671,098	—	2,670,701
Notes payable to affiliates	1,834,500	1,022,500	120,000	550,000	811,000	3,986,169	(8,324,169)	—
Other liabilities	19,929	47,849	25,329	—	—	452,105	—	545,212

Total liabilities	3,564,641	3,661,098	270,071	2,114,375	1,026,800	6,940,063	(13,800,753)	3,776,295

Commitments and contingencies

Total equity	7,649,272	7,244,993	4,175,526	4,745,691	1,237,890	9,281,498	(26,560,503)	7,774,367

Total liabilities and equity	$11,213,913	$10,906,091	$4,445,597	$6,860,066	$2,264,690	$16,221,561	$(40,361,256)	$11,550,662

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$3	$268	$—	$—	$—	$725,954	$—	$726,225
Accounts receivable	—	7,509	—	—	—	639,945	—	647,454
Accounts receivable from affiliates	102,507	80,316	573,238	251,232	2,663	2,885,944	(3,704,896)	191,004
Short-term notes receivable from affiliates	—	168,681	—	—	—	—	(168,681)	—
Prepaid expenses and other current assets	—	13,221	—	—	—	85,985	—	99,206

Total current assets	102,510	269,995	573,238	251,232	2,663	4,337,828	(3,873,577)	1,663,889

Property and equipment
Drilling equipment, facilities and other	—	1,419,193	69,601	—	—	7,293,370	—	8,782,164
Accumulated depreciation	—	(120,862)	(47,585)	—	—	(2,007,328)	—	(2,175,775)

Total property and equipment, net	—	1,298,331	22,016	—	—	5,286,042	—	6,606,389

Notes receivable from affiliates	3,507,062	—	—	—	479,107	1,964,821	(5,950,990)	—
Investments in affiliates	4,258,135	8,423,518	3,709,623	4,578,138	1,403,805	—	(22,373,219)	—
Other assets	2,735	8,227	772	1,744	1,122	264,539	—	279,139

Total assets	$7,870,442	$10,000,071	$4,305,649	$4,831,114	$1,886,697	$11,853,230	$(32,197,786)	$8,549,417

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—	$—	$—
Short-term notes payables from affiliates	—	—	—	—	—	168,681	(168,681)	—
Accounts payable and accrued liabilities	1,468	10,815	9,067	5,382	4,412	394,763	—	425,907
Accounts payable to affiliates	470,075	1,922,049	24,462	25,148	2	1,263,160	(3,704,896)	—

Total current liabilities	471,543	1,932,864	33,529	30,530	4,414	1,826,604	(3,873,577)	425,907

Long-term debt	299,874	—	—	249,377	201,695	—	—	750,946
Notes payable to affiliates	129,900	1,164,921	120,000	550,000	—	3,986,169	(5,950,990)	—
Other liabilities	19,929	41,501	23,883	—	—	338,055	—	423,368

Total liabilities	921,246	3,139,286	177,412	829,907	206,109	6,150,828	(9,824,567)	1,600,221

Commitments and contingencies

Total equity	6,949,196	6,860,785	4,128,237	4,001,207	1,680,588	5,702,402	(22,373,219)	6,949,196

Total liabilities and equity	$7,870,442	$10,000,071	$4,305,649	$4,831,114	$1,886,697	$11,853,230	$(32,197,786)	$8,549,417

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$23,724	$5,363	$—	$—	$565,132	$(9,300)	$584,919
Reimbursables	—	388	—	—	—	18,789	—	19,177
Labor contract drilling services	—	—	—	—	—	7,887	—	7,887
Other	—	(107)	—	—	—	742	—	635

Total operating revenues	—	24,005	5,363	—	—	592,550	(9,300)	612,618

Operating costs and expenses
Contract drilling services	18,924	8,475	1,657	—	—	296,031	(9,300)	315,787
Reimbursables	—	127	—	—	—	14,224	—	14,351
Labor contract drilling services	—	—	—	—	—	5,302	—	5,302
Depreciation and amortization	—	9,494	924	—	—	132,641	—	143,059
Selling, general and administrative	—	605	94	(63)	—	16,079	—	16,715

Total operating costs and expenses	18,924	18,701	2,675	(63)	—	464,277	(9,300)	495,214

Operating income (loss)	(18,924)	5,304	2,688	63	—	128,273	—	117,404

Other income (expense)
Equity earnings in affiliates (net of tax)	124,218	155,504	38,484	136,039	35,842	—	(490,087)	—
Interest expense, net of amounts capitalized	(12,251)	(14,845)	(1,859)	(12,645)	(1,424)	(2,668)	41,545	(4,147)
Interest income and other, net	1,556	555	—	8,419	2,221	30,004	(41,545)	1,210

Income before income taxes	94,599	146,518	39,313	131,876	36,639	155,609	(490,087)	114,467
Income tax (provision) benefit	—	(18,445)	—	—	—	(956)	—	(19,401)

Net income	94,599	128,073	39,313	131,876	36,639	154,653	(490,087)	95,066

Net (income)/loss attributable to noncontrolling interests	—	—	—	—	—	(467)	—	(467)

Net income attributable to Noble Corporation	$94,599	$128,073	$39,313	$131,876	$36,639	$154,186	$(490,087)	$94,599

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$72,313	$12,847	$—	$—	$2,026,515	$(30,600)	$2,081,075
Reimbursables	—	978	61	—	—	56,124	—	57,163
Labor contract drilling services	—	—	—	—	—	23,704	—	23,704
Other	—	5	—	—	—	1,444	—	1,449

Total operating revenues	—	73,296	12,908	—	—	2,107,787	(30,600)	2,163,391

Operating costs and expenses
Contract drilling services	18,931	27,082	4,793	—	—	819,446	(30,600)	839,652
Reimbursables	—	1,226	61	—	—	43,172	—	44,459
Labor contract drilling services	—	—	—	—	—	16,570	—	16,570
Depreciation and amortization	—	27,321	2,536	—	—	354,918	—	384,775
Selling, general and administrative	—	51,241	315	56	—	(3,475)	—	48,137

Total operating costs and expenses	18,931	106,870	7,705	56	—	1,230,631	(30,600)	1,333,593

Operating income (loss)	(18,931)	(33,574)	5,203	(56)	—	877,156	—	829,798

Other income (expense)
Equity earnings in affiliates (net of tax)	732,956	497,191	47,602	768,130	336,350	—	(2,382,229)	—
Interest expense, net of amounts capitalized	(12,838)	(50,179)	(5,516)	(32,010)	(1,424)	(8,852)	105,697	(5,122)
Interest income and other, net	5,002	23,312	—	8,419	8,373	66,911	(105,697)	6,320

Income before income taxes	706,189	436,750	47,289	744,483	343,299	935,215	(2,382,229)	830,996
Income tax (provision) benefit	—	(27,537)	—	—	—	(96,803)	—	(124,340)

Net income	706,189	409,213	47,289	744,483	343,299	838,412	(2,382,229)	706,656

Net (income)/loss attributable to noncontrolling interests	—	—	—	—	—	(467)	—	(467)

Net income attributable to Noble Corporation	$706,189	$409,213	$47,289	$744,483	$343,299	$837,945	$(2,382,229)	$706,189

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$29,500	$15,015	$—	$—	$841,975	$(11,521)	$874,969
Reimbursables	—	443	—	—	—	22,012	—	22,455
Labor contract drilling services	—	—	—	—	—	7,490	—	7,490
Other	—	51	—	—	—	670	—	721

Total operating revenues	—	29,994	15,015	—	—	872,147	(11,521)	905,635

Operating costs and expenses
Contract drilling services	(10,518)	(2,249)	1,591	3	—	273,536	(11,521)	250,842
Reimbursables	—	89	—	—	—	18,628	—	18,717
Labor contract drilling services	—	—	—	—	—	4,642	—	4,642
Depreciation and amortization	—	7,718	3,026	—	—	92,501	—	103,245
Selling, general and administrative	(6,229)	622	481	—	—	27,749	—	22,623
Impairment loss on planned disposal of assets	—	—	—	—	—	2,076	—	2,076

Total operating costs and expenses	(16,747)	6,180	5,098	3	—	419,132	(11,521)	402,145

Operating income (loss)	16,747	23,814	9,917	(3)	—	453,015	—	503,490

Other income (expense)
Equity earnings in affiliates (net of tax)	408,645	328,417	176,278	305,632	8,555	—	(1,227,527)	—
Interest expense, net of amounts capitalized	(265)	(16,185)	(3,782)	(9,844)	—	1,646	28,051	(379)
Interest income and other, net	2	—	2	—	—	30,621	(28,051)	2,574

Income before income taxes	425,129	336,046	182,415	295,785	8,555	485,282	(1,227,527)	505,685
Income tax (provision) benefit	—	(15,163)	5,434	—	—	(70,827)	—	(80,556)

Net income	$425,129	$320,883	$187,849	$295,785	$8,555	$414,455	$(1,227,527)	$425,129

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$113,722	$40,882	$—	$—	$2,508,449	$(47,482)	$2,615,571
Reimbursables	—	1,493	—	—	—	60,474	—	61,967
Labor contract drilling services	—	—	—	—	—	21,843	—	21,843
Other	—	51	—	—	—	1,226	—	1,277

Total operating revenues	—	115,266	40,882	—	—	2,591,992	(47,482)	2,700,658

Operating costs and expenses
Contract drilling services	—	25,348	5,239	29	—	759,618	(47,482)	742,752
Reimbursables	—	820	—	—	—	51,261	—	52,081
Labor contract drilling services	—	—	—	—	—	13,899	—	13,899
Depreciation and amortization	—	24,206	7,738	—	—	263,702	—	295,646
Selling, general and administrative	—	3,643	1,342	—	—	55,916	—	60,901
Impairment loss on planned disposal of assets	—	—	—	—	—	31,053	—	31,053

Total operating costs and expenses	—	54,017	14,319	29	—	1,175,449	(47,482)	1,196,332

Operating income (loss)	—	61,249	26,563	(29)	—	1,416,543	—	1,504,326

Other income (expense)
Equity earnings in affiliates (net of tax)	1,235,527	1,168,198	455,514	810,236	8,555	—	(3,678,030)	—
Interest expense, net of amounts capitalized	(4,917)	(48,486)	(11,324)	(15,300)	—	4,987	73,779	(1,261)
Interest income and other, net	1,203	—	2	—	—	77,538	(73,779)	4,964

Income before income taxes	1,231,813	1,180,961	470,755	794,907	8,555	1,499,068	(3,678,030)	1,508,029
Income tax (provision) benefit	383	(16,970)	—	—	—	(259,246)	—	(275,833)

Net income	$1,232,196	$1,163,991	$470,755	$794,907	$8,555	$1,239,822	$(3,678,030)	$1,232,196

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(21,713)	$(57,507)	$(3,907)	$(26,975)	$3,258	$965,055	$—	$858,211

Cash flows from investing activities
New construction and capital expenditures	—	(381,928)	—	—	—	(499,482)	—	(881,410)
Notes receivable from affiliates	—	—	—	(1,239,600)	—	(490,000)	1,729,600	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	(1,629,644)	—	—	—	—	—	—	(1,629,644)

Net cash from investing activities	(1,629,644)	(381,928)	—	(1,239,600)	—	(989,482)	1,729,600	(2,511,054)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of debt issuance costs	—	—	—	1,238,074	—	—	—	1,238,074
Proceeds from issuance of notes to joint venture partner	—	—	—	—	—	35,000	—	35,000
Settlement of interest rate swaps	—	—	—	—	—	(2,041)	—	(2,041)
Advances (to) from affiliates	(78,205)	439,401	3,907	28,501	(3,258)	(390,346)	—	—
Notes payable to affiliates	1,729,600	—	—	—	—	—	(1,729,600)	—

Net cash from financing activities	1,651,395	439,401	3,907	1,266,575	(3,258)	(357,387)	(1,729,600)	1,271,033

Net increase (decrease) in cash and cash equivalents	38	(34)	—	—	—	(381,814)	—	(381,810)
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954	—	726,225

Cash and cash equivalents, end of period	$41	$234	$—	$—	$—	$344,140	$—	$344,415

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$8,065	$17,508	$32,607	$(1,166)	$631	$1,358,097	$—	$1,415,742

Cash flows from investing activities
New construction and capital expenditures	—	(457,233)	(14,564)	—	—	(465,322)	—	(937,119)
Repayments of notes from affiliates	—	—	42,775	—	—	331,900	(374,675)	—

Net cash from investing activities	—	(457,233)	28,211	—	—	(133,422)	(374,675)	(937,119)

Cash flows from financing activities
Payments of bank credit facilities	—	—	—	—	—	—	—	—
Payments of other long-term debt	—	—	(150,000)	—	—	(22,700)	—	(172,700)
Advances (to) from affiliates	368,028	471,364	100,653	1,166	(631)	(940,580)	—	—
Repayments of notes to affiliates	(300,000)	(31,900)	—	—	—	(42,775)	374,675	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	—	(60,867)
Other	(15,886)	—	—	—	—	—	—	(15,886)

Net cash from financing activities	(8,725)	439,464	(49,347)	1,166	(631)	(1,006,055)	374,675	(249,453)

Net increase (decrease) in cash and cash equivalents	(660)	(261)	11,471	—	—	218,620	—	229,170
Cash and cash equivalents, beginning of period	661	445	26	—	—	512,179	—	513,311

Cash and cash equivalents, end of period	$1	$184	$11,497	$—	$—	$730,799	$—	$742,481

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$209	$106	$—	$—	$—	$836,866	$—	$837,181
Accounts receivable	—	9,774	2,862	—	—	609,577	—	622,213
Accounts receivable from affiliates	186,251	46,363	611,236	271,254	1,938	3,151,658	(3,972,504)	296,196
Short-term notes receivable from affiliates	—	168,681	—	—	—	—	(168,681)	—
Prepaid expenses and other current assets	—	16,193	240	—	—	103,915	—	120,348

Total current assets	186,460	241,117	614,338	271,254	1,938	4,702,016	(4,141,185)	1,875,938

Property and equipment
Drilling equipment, facilities and other	—	1,513,412	70,343	—	—	7,518,416	—	9,102,171
Accumulated depreciation	—	(128,609)	(48,191)	—	—	(2,088,504)	—	(2,265,304)

Total property and equipment, net	—	1,384,803	22,152	—	—	5,429,912	—	6,836,867

Notes receivable from affiliates	3,507,062	—	—	—	479,107	1,904,821	(5,890,990)	—
Investments in affiliates	4,635,473	8,598,543	3,666,407	4,968,019	1,581,196	—	(23,449,638)	—
Other assets	2,519	10,262	2,992	1,645	1,092	258,729	—	277,239

Total assets	$8,331,514	$10,234,725	$4,305,889	$5,240,918	$2,063,333	$12,295,478	$(33,481,813)	$8,990,044

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—	$—	$—
Short-term notes payables from affiliates	—	—	—	—	—	168,681	(168,681)	—
Accounts payable and accrued liabilities	5,875	11,138	10,962	769	630	441,269	—	470,643
Accounts payable to affiliates	553,864	2,033,821	24,538	59,324	1,091	1,299,866	(3,972,504)	—

Total current liabilities	559,739	2,044,959	35,500	60,093	1,721	1,909,816	(4,141,185)	470,643

Long-term debt	299,883	—	—	249,409	201,695	—	—	750,987
Notes payable to affiliates	129,900	1,104,921	120,000	550,000	—	3,986,169	(5,890,990)	—
Other liabilities	19,929	49,919	24,759	—	—	351,744	—	446,351

Total liabilities	1,009,451	3,199,799	180,259	859,502	203,416	6,247,729	(10,032,175)	1,667,981

Commitments and contingencies

Total equity	7,322,063	7,034,926	4,125,630	4,381,416	1,859,917	6,047,749	(23,449,638)	7,322,063

Total liabilities and equity	$8,331,514	$10,234,725	$4,305,889	$5,240,918	$2,063,333	$12,295,478	$(33,481,813)	$8,990,044

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$28,309	$2,468	$—	$—	$791,169	$(13,300)	$808,646
Reimbursables	—	250	—	—	—	23,983	—	24,233
Labor contract drilling services	—	—	—	—	—	7,761	—	7,761
Other	—	—	—	—	—	211	—	211

Total operating revenues	—	28,559	2,468	—	—	823,124	(13,300)	840,851

Operating costs and expenses
Contract drilling services	5	7,881	1,948	—	—	256,247	(13,300)	252,781
Reimbursables	—	111	—	—	—	19,632	—	19,743
Labor contract drilling services	—	—	—	—	—	5,888	—	5,888
Depreciation and amortization	—	8,783	738	—	—	106,143	—	115,664
Selling, general and administrative	—	863	133	43	—	14,849	—	15,888

Total operating costs and expenses	5	17,638	2,819	43	—	402,759	(13,300)	409,964

Operating income (loss)	(5)	10,921	(351)	(43)	—	420,365	—	430,887

Other income (expense)
Equity earnings in affiliates (net of tax)	377,338	175,025	(438)	389,881	177,391	—	(1,119,197)	—
Interest expense, net of amounts capitalized	(413)	(14,881)	(1,818)	(9,629)	—	(3,445)	29,721	(465)
Interest income and other, net	1,713	1,816	—	—	1,938	27,861	(29,721)	3,607

Income before income taxes	378,633	172,881	(2,607)	380,209	179,329	444,781	(1,119,197)	434,029
Income tax (provision) benefit	—	1,259	—	—	—	(56,655)	—	(55,396)

Net income	$378,633	$174,140	$(2,607)	$380,209	$179,329	$388,126	$(1,119,197)	$378,633

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$5,918	$9,367	$(3,983)	$(14,186)	$(1,814)	$399,757	$—	$395,059

Cash flows from investing activities
New construction and capital expenditures	—	(141,404)	—	—	—	(142,699)	—	(284,103)

Net cash from investing activities	—	(141,404)	—	—	—	(142,699)	—	(284,103)

Cash flows from financing activities
Advances (to) from affiliates	(5,712)	131,875	3,983	14,186	1,814	(146,146)	—	—

Net cash from financing activities	(5,712)	131,875	3,983	14,186	1,814	(146,146)	—	—

Net increase (decrease) in cash and cash equivalents	206	(162)	—	—	—	110,912	—	110,956
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954	—	726,225

Cash and cash equivalents, end of period	$209	$106	$—	$—	$—	$836,866	$—	$837,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2010, and our results of operations for the three and nine months ended September 30, 2010 and 2009. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Frontier transaction and integration, contract backlog, fleet and benefits, our financial position, business strategy, backlog, completion and acceptance of our newbuild rigs, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures or indemnity claims, construction of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, taxes and tax rates, advantages of our worldwide internal restructuring, indebtedness covenant compliance, possible amendments to credit facilities or resolution of issues under such facilities, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in “Item 1A. Risk Factors” of Part II included herein, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Acquisition of FDR Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly owned subsidiary of Noble-Swiss and a wholly owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $2.76 billion and was completed in order to strategically expand and enhance our global fleet. The Frontier acquisition added three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one which is Arctic-class, a conventionally moored deepwater semisubmersible drilling rig and one dynamically positioned floating production, storage and offloading vessel (“FPSO”) to our fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.

U.S. Gulf of Mexico Operations
Subsequent to the April 20, 2010 fire and explosion on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, U.S. governmental authorities implemented a moratorium on and suspension of specified types of drilling activities in the U.S. Gulf of Mexico
Judicial challenges were made to the initial actions of the U.S. government, and in July 2010 the government issued a revised moratorium on and suspension of drilling. On October 12, 2010, the U.S. government lifted the moratorium following adoption of new regulations including a drilling safety rule and a workplace safety rule, each of which imposed multiple obligations relating to offshore drilling operations. These obligations relate to, among other things, additional certifications and verifications relating to compliance with applicable regulations; compatibility of blowout preventers with drilling rigs and well design; third-party inspections and design review of blowout preventers; testing of casing installations; minimum requirements for personnel operating blowout preventers; and training in deepwater well control.
In addition, the U.S. government has indicated that before any new deepwater drilling resumes, (i) operators must demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) the chief executive officer of each operator seeking to perform deepwater drilling must certify that the operator has complied with all applicable regulations and (iii) the Bureau of Ocean Energy Management, Regulation and Enforcement will conduct inspections of each deepwater drilling operation for compliance with the applicable regulations.
Our existing U.S. Gulf of Mexico operations have been and will continue to be negatively impacted by the events and governmental action described above. As of September 30, 2010, our U.S. Gulf of Mexico operations included eight deepwater drilling units: the Noble Amos Runner, Noble Clyde Boudreaux, Noble Danny Adkins, Noble Jim Thompson, Noble Driller, Noble Paul Romano, Noble Lorris Bouzigard and Noble Jim Day. We estimate the negative impact to our revenues for the three and nine months ended September 30, 2010 to be approximately $146 million and $164 million, respectively. We have worked and continue to work closely with our customers for drilling services in the U.S. Gulf of Mexico to address the hardships imposed by the governmental actions described above. The discussion below briefly describes the current status of each of these drilling units.
•
Noble Amos Runner. We have been advised by our customer, Anadarko Petroleum, that it believes that the government-imposed moratorium described above is a force majeure event permitting termination of the contract on the Noble Amos Runner. We do not agree with this position and plan to enforce our contractual rights under that contract and under our other U.S. Gulf of Mexico drilling contracts. We are currently in litigation with Anadarko over this dispute. Pending resolution of the legal dispute, which may take an extended period of time, no revenues are being recognized under this contract. The Noble Amos Runner received its blow-out preventer (“BOP”) certification and is currently operating in place of the Noble Lorris Bouzigard for LLOG at the full dayrate under the Noble Lorris Bouzigard contract.

•
Noble Clyde Boudreaux. In late June 2010, we reached agreement with our customer, Noble Energy, relating to the Noble Clyde Boudreaux to place the drilling unit on standby for a daily rate of $145,000 per day from June 15 through December 12, 2010, which period may be extended by mutual agreement with Noble Energy. We also agreed to negotiate in good faith a new contract that would apply after the standby period at a dayrate of $397,500 per day, although neither party is not obligated to enter into a new contract. This unit is currently undergoing the certification process for its BOP and is being actively marketed to potential customers.

•	Noble Danny Adkins. This unit received its BOP certification. However, we cannot guarantee that our customer Royal Dutch Shell, PLC (“Shell”) will be able to continue to secure required permits.
•	Noble Jim Thompson and Noble Driller. These units are under contract with Shell and are undergoing shipyard projects. They are concurrently undergoing the certification process for their BOPs.

•
Noble Paul Romano. This unit is idle, having completed its drilling contract in June 2010. The unit is currently undergoing the certification process for its BOP and is being actively marketed to potential customers.

•	Noble Lorris Bouzigard. This drilling unit is currently idle and is being actively marketed to potential customers.
•
Noble Jim Day. We continue customer acceptance on the newbuild ultra-deepwater semisubmersible, the Noble Jim Day, which was received from the shipyard in the second quarter of 2010. After customer acceptance, the unit is expected to begin work in the U.S. Gulf of Mexico during the fourth quarter of 2010 although the events described above could have an effect on operations. As has been previously disclosed, the drilling contract grants the customer a termination right in the event the rig is not ready to commence operations by December 31, 2010.

It is still unclear when normal operations will resume, what the cost of additional safety measures will be and how additional regulations will impact our operations in the U.S. Gulf of Mexico.
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
Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. Noble performs, through its subsidiaries, contract drilling services with a fleet of 69 offshore drilling units (including five drilling rigs currently under construction) located worldwide, including in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and Asian Pacific. Noble also owns and operates a dynamically positioned floating production, storage and offloading vessel (“FPSO”).
Outlook
The overall offshore drilling market has been volatile since the events occurring in connection with the Deepwater Horizon, and the U.S. governmental response to the incident. Despite the lifting of the moratorium and publication of new safety rules, we believe it is unlikely that we will see significant progress for some time as indicated by the difficulties surrounding the issuance of new drilling permits, and we are unable to predict when normal drilling operations will resume in the U.S. Gulf of Mexico. Outside of the U.S. Gulf of Mexico, we believe the risk for early contract terminations or defaults under existing contracts has decreased over the prior year, but the risk has not been eliminated.
Furthermore, there is uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition, there is uncertainty regarding the sustainability of the recovery of the global financial markets highlighted by issues in the credit markets. During the third quarter of 2010, oil and gas prices responded differently to these recent developments. While gas prices decreased modestly during the quarter, the price of oil has generally risen since the beginning of the quarter to approximately $80 per barrel at the close of the quarter. We believe that prices for both commodities will continue to be volatile for the foreseeable future.

Despite the increase in oil prices, we have not seen a significant increase in demand for offshore drilling services. Developments in the U.S. Gulf of Mexico will continue to have an impact on the deepwater market segment in the short-term, however, we believe that the long-term outlook remains strong. Even so, fixtures for ultradeepwater units remain at dayrates generally greater than $400,000. Activity remains relatively stagnant in the deepwater and midwater segments and dayrates have declined significantly since their peaks in 2007-2008. Demand in the jackup segment has increased during 2010 and for units operating outside the U.S. Gulf of Mexico, total utilization continues to hover around 80 percent. However, we are seeing some differentiation in the jackup market segment with newer units having utilization rates exceeding 90 percent while units that entered service before 2000 are operating with utilization rates closer to 70 percent. Likewise, there has been a bifurcation of dayrates between older and newer units with new units earning a premium. Dayrates for both older and newer units have been relatively stable over the last quarter.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Our results of operations depend on activity in the oil and gas production and development markets worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in greater demand for our services and lower oil and gas prices result in reduced demand for our services. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 41 newbuild jackups and 61 deepwater newbuilds are planned or under construction with scheduled delivery dates from November 2010 and beyond. The jackup total includes approximately nine units announced since the end of the third quarter, none of which have future contracts. Industry analysts have predicted that a new wave of speculative building of both jackup and ultradeepwater units may be beginning. The introduction of additional non-contracted rigs into the marketplace could have an adverse affect on the level of demand for our services or the dayrates we are able to achieve.
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
As of November 1, 2010, we had nine jackup units operating for Pemex Exploracion y Produccion (“Pemex”) in Mexico, six of which have contracts scheduled to expire in 2010. Pemex has approved extensions to contracts for several of these rigs as the contracts have reached expiration and have issued four ‘fast-track’ tenders aimed at keeping units working through year end 2010, but have allowed some of our other rigs to become available. Some recent tenders published by Pemex contain a requirement that certain units must have entered service since the year 2000. We cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the age of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will continue to work for Pemex.
In connection with our existing drilling contracts with Petrobras for our three drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius, Noble Roger Eason and Noble Muravlenko. These upgrade projects, planned for 2010 through 2013, are designed to enhance the reliability and operational performance of these drillships. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns due to labor, customs, local shipyard, local content and other issues. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or more of these drillships prior to the completion of these upgrade projects if the units suffer excessive downtime or other delays. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances could involve a variety of options.

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
While we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our acquisition of Frontier further strengthens our position, especially in deepwater drilling. Furthermore, we believe that our liquidity and financial strength will continue to serve us well if additional opportunities present themselves in the future.
Results and Strategy
In the third quarter of 2010, we recognized net income attributable to Noble-Swiss of $86 million, or $0.34 per diluted share, on total revenues of $613 million. The average dayrate across our worldwide fleet decreased to $126,581 for the third quarter of 2010 from $156,683 for the second quarter of 2010. Fleetwide average utilization was 79 percent in the third quarter of 2010, as compared to 80 percent in the second quarter of 2010. Daily contract drilling services costs increased to $68,351 for the third quarter of 2010 from $62,808 for the second quarter of 2010. As a result, our contract drilling services margin decreased in the third quarter of 2010 to 46 percent as compared to 60 percent in the second quarter of 2010.
Our long-standing business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, divestitures of lower specification units and the deployment of our drilling assets in important oil and gas producing areas. We have also actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs, and as part of this technical and operational expansion we plan to continue to seek opportunities to high-grade our fleet. During the third quarter of 2010, we continued our expansion strategy as indicated by the following activities:
•
As discussed in “U.S. Gulf of Mexico Operations” above, we continue customer acceptance on the newbuild ultra-deepwater semisubmersible, the Noble Jim Day, which was received from the shipyard in the second quarter of 2010;

•	through our newly acquired joint ventures we continued construction on two Bully class drillships, which are scheduled to be delivered to our customer in August 2011 and December 2011, respectively;
•	we continued construction on the dynamically positioned, ultra-deepwater drillship Noble Globetrotter I, currently under construction and due to be delivered to our customer in December 2011; and
•	we began construction on a second ultra-deepwater drillship, the Noble Globetrotter II, to be constructed with an anticipated delivery date in the fourth quarter of 2013.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of September 30, 2010 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2010 (1)	2011	2012	2013	2014-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (5) (7) (8)	$12,666	$482	$1,940	$1,936	$1,803	$6,505
Jackups/Submersibles (3)	1,342	220	571	303	183	65
Other	9	9	—	—	—	—

Total (4)	$14,017	$711	$2,511	$2,239	$1,986	$6,570

Percent of Available Operating Days Committed (6)		71%	49%	31%	25%	6%

Potential Suspension Adjustments (7)	$(62)	$(84)	$(29)	$—	$—	$51

(1)	Represents a three-month period beginning October 1, 2010.

(2)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2010 through 2013, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $278 million attributable to these performance bonuses; however, the actual amounts of these bonuses could vary materially. Our drilling contracts with Petrobras provide Petrobras with the right to terminate the contract in the event of excessive downtime.

The drilling contracts for the Noble Globetrotter I, Noble Globetrotter II and Noble Phoenix, as well as the three-year extension for the Noble Jim Thompson, with subsidiaries of Shell provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 75 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $412 million attributable to these performance bonuses; however, the actual amounts of these bonuses could vary materially.

(3)
Our drilling contracts with Pemex for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. As of September 30, 2010, contracts for two jackups have dayrates indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrates are generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the September 30, 2010, index-based dayrates for periods subsequent to the initial firm dayrate period.

(4)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without any early termination payment. As of September 30, 2010, we had nine rigs contracted to Pemex in Mexico, and our backlog includes approximately $226 million related to such contracts. Also, our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so.

(5)	The drilling contract for the Noble Jim Day contains a termination right in the event the rig is not ready to commence operations by December 31, 2010.

(6)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during the remainder of 2010 through 2013.

(7)
Each of our drilling contracts relating to the nine deepwater rigs (including the Noble Jim Day and Noble Bully I) contracted for the U.S. Gulf of Mexico contains a force majeure contract clause that, if validly exercised, may result in modification or cancellation of such contracts. It is not possible to determine the impact to our revenues or backlog resulting from the U.S. government-imposed restrictions and regulations, efforts by operators to cancel or modify drilling contracts, delays in issuing new drilling permits and other consequences of the actions by the U.S. government. At September 30, 2010, backlog related to these U.S. Gulf of Mexico deepwater rigs totaled $6.5 billion, $166 million of which represents backlog for the three-month period ending December 31, 2010.

The amounts of backlog shown in the table above reflect the backlog determined pursuant to contracts and rates in existence for the eight deepwater rigs operating or to operate in the U.S. Gulf of Mexico. The potential suspension adjustments reflect possible adjustments to the contract status at September 30, 2010 and assume a suspension period through December 31, 2010. These potential suspension adjustments are presented to assist in the understanding of potential effects on our backlog that could arise from the U.S. government-imposed restrictions described under “U.S. Gulf of Mexico Operations” above and are not indicative of the actual results that may occur. The potential suspension adjustments include or reflect the following:

a)
One customer, Anadarko Petroleum, has asserted termination of its contract based on a force majeure event in the U.S. Gulf of Mexico. We do not believe the customer has the right to terminate the contract, and the future contracted revenues in the amount of $70 million ($40 million for the remaining three months of 2010) have been included in our backlog as of September 30, 2010. This matter is in litigation, and we will not realize these revenues if the customer is successful in the related litigation. Pending resolution of the legal dispute, no revenues are being recognized under this contract.

b)
We have entered into an agreement with Shell, effective June 27, 2010, which provides that Shell may suspend the contracts on three Noble units operating in the U.S. Gulf of Mexico during any period of regulatory restriction by paying reduced suspension dayrates in lieu of the normal dayrates of $336,200, $383,500 and $447,000, respectively. The term of the initial contract is also extended by the suspension period. The impact of this agreement is to shift backlog among periods with an immaterial increase to total backlog because of the reduced standby rates. The potential backlog reduction for the remaining three months of 2010 totals approximately $44 million.

c)
We have entered into an agreement with Noble Energy effective June 15, 2010 providing for, among other things, the cancellation of the initial drilling contract for a deepwater drilling unit and payment of a standby dayrate of $145,000 from June 15, 2010 through December 12, 2010, without right of cancellation. The parties also agreed to negotiate in good faith a new drilling contract following the standby period with a dayrate of $397,500 and having a term equal to the previous contract term (previously expected to end in November 2011) without regard to the standby period. Backlog as of September 30, 2010 includes the non-cancellable standby rate through December 12, 2010. There is no guarantee that agreement on a new contract will be reached and, accordingly, no related amounts have been included in our backlog subsequent to December 12, 2010.

(8)
The Noble Homer Ferrington is under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), who entered into an assignment agreement with BP for a two well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition. ExxonMobil has informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig continues to be fully ready to operate under the drilling contract. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. We are proceeding with the arbitration process and intend to vigorously pursue these claims. Due to the uncertainties noted above, we have not recognized any revenue during the assignment period. The future contracted revenues totaling $286 million ($47 million for the remaining three months of 2010) have been included in our backlog as of September 30, 2010.

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
As of September 30, 2010, we estimate Shell and Petrobras represent more than 50% and 20%, respectively, of our backlog.

Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to customs agents in Nigeria. In November 2010, we finalized settlements of this matter with each of the SEC and the DOJ. In order to resolve the DOJ investigation, we entered into a non-prosecution agreement with the DOJ, which provides for the payment of a fine of $2.6 million, as well as certain undertakings, including continued cooperation with the DOJ, compliance with the FCPA, certain self-reporting and annual reporting obligations and certain restrictions on our public discussion regarding the agreement. The agreement does not require that we install a monitor to oversee our activities and compliance with laws. In order to resolve the SEC investigation, we agreed to the entry of a civil judgment against us for violations of the FCPA. Pursuant to the agreed judgment, we agreed to disgorge profits of $4.3 million, pay prejudgment interest of $1.3 million and refrain from denying the allegations contained in the SEC’s petition, except in other litigation to which the SEC is not a party. We also agreed to an injunction restraining us from violating the anti-bribery, books and records, and internal controls provisions of the FCPA, and we waived a variety of litigation rights with respect to the conduct at issue. The agreed judgment does not require a monitor.
In connection with the internal investigation, we had already enhanced our compliance program and efforts and we will continue to emphasize the importance of compliance and ethical business conduct. Though the settlements described above conclude the investigations of the SEC and the DOJ, we could be investigated by relevant foreign jurisdictions, and we could face fines or other sanctions in those jurisdictions. Any sanctions and other costs we may incur as a result of any such investigation, or any future alleged violations of the FCPA or similar laws could have a material adverse effect on our business or financial condition and could damage our reputation and ability to do business, to attract and retain employees and to access capital markets.
We are currently operating three jackup rigs offshore Nigeria. The temporary import permits covering two of these rigs expired in November 2008 and we have pending applications to renew these permits. We have received notice that we will be allowed to obtain a new temporary import permit for one of the two rigs and are in the process of clarifying this approval. However, as of October 31, 2010, the Nigerian customs office had not acted on our application for the second unpermitted rig, but we are discussing undertaking the same process as for the first rig. We did obtain a new temporary import permit for the third rig in 2009 that had previously been operating with an expired temporary import permit, while the application was pending, by exporting and re-importing the rig. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. In any case, we also could be subject to actions by Nigerian customs for import duties and fines for these two rigs, as well as other drilling rigs that operated in Nigeria in the past. We cannot predict what impact these events may have on any such contract or our business in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

Results of Operations
For the Three Months Ended September 30, 2010 and 2009
General
Net income attributable to Noble-Swiss for the three months ended September 30, 2010 (the “Current Quarter”) was $86 million, or $0.34 per diluted share, on operating revenues of $613 million, compared to net income for the three months ended September 30, 2009 (the “Comparable Quarter”) of $426 million, or $1.63 per diluted share, on operating revenues of $906 million.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2010 and 2009:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,			September 30,
	2010	2009	2010	2009	% Change	2010	2009	% Change

Jackups	77%	80%	3,032	3,183	-5%	$90,791	$143,388	-37%
Semisubmersibles > 6000’ (3)	89%	98%	736	631	17%	203,316	434,435	-53%
Semisubmersibles < 6000’ (4)	94%	100%	321	276	16%	102,589	261,167	-61%
Drillships	100%	100%	468	276	70%	229,963	243,186	-5%
FPSO/Submersibles	26%	42%	64	78	-18%	304,000	65,944	361%

Total	79%	83%	4,621	4,444	4%	$126,581	$196,900	-36%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Operating revenues:
Contract drilling services	$584,919	$874,969	$(290,050)	-33%
Reimbursables (1)	18,488	21,511	(3,023)	-14%
Other	635	509	126	25%

	$604,042	$896,989	$(292,947)	-33%

Operating costs and expenses:
Contract drilling services	$315,844	$250,842	$65,002	26%
Reimbursables (1)	13,696	17,811	(4,115)	-23%
Depreciation and amortization	140,199	100,669	39,530	39%
Selling, general and administrative	25,220	21,629	3,591	17%
Loss on involuntary conversion	—	2,076	(2,076)	**

	494,959	393,027	101,932	26%

Operating income	$109,083	$503,962	$(394,879)	-78%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues. Contract drilling services revenue decreases for the Current Quarter as compared to the Comparable Quarter were primarily driven by reductions in average dayrates and utilization. Lower dayrates decreased revenues approximately $312 million, while more operating days due to the acquisition of Frontier and additional newbuilds, partially offset by decreased utilization, increased revenues approximately $22 million.
The decrease in contract drilling services revenue resulted primarily from our jackup rigs and our semisubmersibles, which generated approximately $181 million and $164 million less revenue for the Current Quarter as compared to the Comparable Quarter, respectively. The decrease in jackup revenue was due to dayrates decreasing 37%, primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico resulting from changes in market conditions in the global shallow water market. The decrease in semisubmersibles revenue relates to an average dayrate decrease of 53%, which primarily is a result of drilling restrictions in the U.S. Gulf of Mexico where lower standby rates replaced the standard operating dayrates for a majority of our customers.
The decreases in revenue for the above rig classes were partially offset by higher revenues from our drillships and other rigs, which increased $55 million in the Current Quarter as compared to the Comparable Quarter. The increase was primarily due to the addition of the drillships Noble Discoverer, the Noble Duchess and the FPSO vessel Seillean, which were all added to the fleet as part of the Frontier acquisition on July 28, 2010.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $65 million for the Current Quarter as compared to the Comparable Quarter. In addition to the acquisition of Frontier, our newbuild rigs, the Noble Danny Adkins and Noble Dave Beard, which were added to the fleet in October 2009 and March 2010, respectively, added approximately $53 million of operating costs in the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs increased $12 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $15 million increase in acquisition costs in the quarter, due to the acquisition of Frontier, partially offset by a $3 million decrease in rig maintenance and other expenses during the Current Quarter.
The increase in depreciation and amortization in the Current Quarter over the Comparable Quarter was primarily due to depreciation on newbuilds added to the fleet, the addition of the Frontier rigs and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.

Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Operating revenues:
Labor contract drilling services	$7,887	$7,490	$397	5%
Reimbursables (1)	689	944	(255)	-27%
Other	—	212	(212)	-100%

	$8,576	$8,646	$(70)	-1%

Operating costs and expenses:
Labor contract drilling services	$5,302	$4,642	$660	14%
Reimbursables (1)	655	906	(251)	-28%
Depreciation and amortization	3,083	2,576	507	20%
Selling, general and administrative	262	71	191	269%

	9,302	8,195	1,107	14%

Operating (loss) income	$(726)	$451	$(1,177)	**

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services increased in the Current Quarter as a result of fluctuations in foreign currency exchange rates coupled with an increase in depreciation due to additional assets placed in service during 2010.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $4 million in the Current Quarter as compared to the Comparable Quarter. The increase is primarily due to an additional $3 million accrual related to our FCPA settlement, coupled with $2 million in additional costs related to the operations of Frontier, partially offset by a $1 million decrease in professional fees and other expenses.
Income Tax Provision. Our income tax provision decreased $60 million in the Current Quarter primarily due to a decline in pre-tax earnings of approximately 79 percent, which reduced income tax expense by approximately $64 million in the Current Quarter. In addition, this decline was partially offset by a higher effective tax rate of 19.0 percent in the Current Quarter as compared to 15.9 percent in the Comparable Quarter, which increased income tax expense by approximately $4 million. The increase in tax rate was principally due to a change in our geographic revenue mix primarily due to drilling restrictions in the U.S. Gulf of Mexico, partially offset by a favorable tax result in our West Africa operations.

For the Nine Months Ended September 30, 2010 and 2009
General
Net income attributable to Noble-Swiss for the nine months ended September 30, 2010 (the “Current Period”) was $675 million, or $2.62 per diluted share, on operating revenues of $2.2 billion, compared to net income for the nine months ended September 30, 2009 (the “Comparable Period”) of $1.2 billion, or $4.70 per diluted share, on operating revenues of $2.7 billion.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2010 and 2009:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,			September 30,
	2010	2009	2010	2009	% Change	2010	2009	% Change

Jackups	80%	82%	9,357	9,502	-2%	$101,424	$153,027	-34%
Semisubmersibles > 6000’ (3)	90%	97%	2,146	1,857	16%	343,029	404,254	-15%
Semisubmersibles < 6000’ (4)	98%	100%	864	819	5%	196,480	253,132	-22%
Drillships	89%	87%	897	716	25%	229,963	248,102	-7%
FPSO/Other (5)	10%	66%	64	418	-85%	303,056	61,711	391%

Total	80%	85%	13,328	13,312	0%	$156,142	$196,476	-21%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	These units have water depth ratings of 6,000 feet or greater.

(4)	These units have water depth ratings of less than 6,000 feet.

(5)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Operating revenues:
Contract drilling services	$2,081,075	$2,615,571	$(534,496)	-20%
Reimbursables (1)	54,780	59,962	(5,182)	-9%
Other	1,449	1,050	399	38%

	$2,137,304	$2,676,583	$(539,279)	-20%

Operating costs and expenses:
Contract drilling services	$845,870	$742,752	103,118	14%
Reimbursables (1)	42,191	50,154	(7,963)	-16%
Depreciation and amortization	376,754	288,517	88,237	31%
Selling, general and administrative	70,523	60,707	9,816	16%
Loss on asset disposal/involuntary conversion	—	31,053	(31,053)	**

	1,335,338	1,173,183	162,155	14%

Operating income	$801,966	$1,503,400	$(701,434)	-47%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues. Contract drilling services revenue decreases for the Current Period as compared to the Comparable Period were primarily driven by reductions in average dayrates and utilization. Lower dayrates decreased revenues approximately $537 million, while more operating days due to the acquisition of Frontier and additional newbuilds, partially offset by decreased utilization, increased revenues approximately $3 million.
The decrease in contract drilling services revenue resulted primarily from our jackup rigs, which generated approximately $505 million less in revenue for the Current Period as compared to the Comparable Period. The decrease in jackup revenue was from both a decrease in dayrates and utilization, with dayrates decreasing 34% and utilization falling 2%. The decrease in utilization resulted from thirteen rigs spending significant stacked time in the Current Period as compared to only six rigs in the Comparable Period. The decrease in dayrates was primarily due to re-pricing of rigs in the Middle East, the North Sea, and Mexico from changes in market conditions in the global shallow water market. Additionally, because of slight decreases in dayrates, revenues from our semisubmersibles decreased $51 million, primarily resulting from stand-by rates related to drilling restrictions in the U.S. Gulf of Mexico in the Current Period as compared to the Comparable Period. These amounts were partially offset by higher revenues of $22 million from our drillships and other rigs principally due to additional operating days following the Frontier acquisition.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $103 million for the Current Period as compared to the Comparable Period. Our newbuild rigs, the Noble Scott Marks, Noble Danny Adkins and Noble Dave Beard, which were added to the fleet in June 2009, October 2009 and March 2010, respectively, added approximately $83 million of operating costs in the Current Period. The acquisition of the Frontier rigs added an additional $24 million of operating costs. Excluding the additional expenses related to these newbuild and Frontier rigs, our contract drilling costs decreased $4 million in the Current Period from the Comparable Period. This change was principally due to a decrease in maintenance expenses of $15 million, coupled with a decrease in transportation and other expenses of $8 million, partially offset by a $19 million increase in acquisition costs due to the acquisition of Frontier.

The increase in depreciation and amortization in the Current Period over the Comparable Period was primarily due to depreciation on newbuilds added to the fleet, depreciation of the Frontier acquired rigs, and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Operating revenues:
Labor contract drilling services	$23,704	$21,843	$1,861	9%
Reimbursables (1)	2,383	2,005	378	19%
Other	—	227	(227)	**

	$26,087	$24,075	$2,012	8%

Operating costs and expenses:
Labor contract drilling services	$16,570	$13,899	2,671	19%
Reimbursables (1)	2,268	1,927	341	18%
Depreciation and amortization	8,612	7,127	1,485	21%
Selling, general and administrative	738	194	544	280%

	28,188	23,147	5,041	22%

Operating (loss) income	$(2,101)	$928	$(3,029)	**

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services increased in the Current Period as a result of fluctuations in foreign currency exchange rates.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $10 million in the Current Period as compared to the Comparable Period. The increase is primarily due to an accrual of $8 million related to our FCPA settlement, expatriate costs related to the relocation of our executive officers and selected personnel to Switzerland of $4 million, partially offset by a $2 million decrease in transaction fees related to our migration to Switzerland and other expenses.
Income Tax Provision. Our income tax provision decreased $149 million in the Current Period primarily due to a decline in pre-tax earnings combined with a lower effective tax rate in the Current Period compared to the Comparable Period. Pre-tax earnings decreased approximately 47 percent during the Current Period as compared to the Comparable Period resulting in a reduction of approximately $129 million in income tax expense. The lower effective tax rate, which was 15.8 percent in the Current Period compared to 18.3 percent in the Comparable Period, reduced income tax expense by approximately $20 million. During the fourth quarter of 2009, we completed an internal restructuring of the ownership of substantially all of our drilling rigs under a single non-U.S. entity. In addition to certain business advantages, the restructuring had a beneficial impact on the effective tax rate in the Current Period.

Liquidity and Capital Resources
Overview
Our principal capital resource in the Current Period was net cash from operating activities of $1.3 billion, which compared to $1.5 billion in the Comparable Period. The decrease in net cash from operating activities in the Current Period was primarily attributable to a decrease in net income partially offset by a decrease in outstanding accounts receivable. At September 30, 2010, we had cash and cash equivalents of $367 million and $600 million available under our bank credit facility described under “Credit Facility and Long-Term Debt” below. We had working capital of $399 million and $1.0 billion at September 30, 2010 and December 31, 2009, respectively. Primarily as a result of our $1.25 billion debt offering in July 2010, total debt as a percentage of total debt plus equity increased to 27 percent at September 30, 2010 from 10 percent at December 31, 2009. Additionally, at September 30, 2010, we had a total contract drilling services backlog of approximately $14 billion. Our backlog as of September 30, 2010 reflects a commitment of 71 percent of operating days for the remainder of 2010 and 49 percent for 2011. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
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
Due to the uncertainties regarding the U.S. Gulf of Mexico and the current market conditions for our jackup rigs, our cash flows from operations could be negatively impacted in the near term, which would impact our liquidity. The availability of capital and credit to fund the continuation and expansion of our business operations worldwide could impact our liquidity and financial condition in the future. Our long-term liquidity requirements will primarily relate to expenditures for newbuild rigs, ongoing maintenance expenditures and repaying or refinancing debt. It may be difficult or more expensive for us to access the capital markets in the future, which could have an adverse impact on our ability to react to changing economic and business conditions, to fund our capital expenditures, to refinance debt and to make acquisitions.
Capital Expenditures
Our primary capital requirement for the remainder of 2010 will be for capital expenditures. Capital expenditures, excluding the fair value of assets acquired as part of the Frontier acquisition, totaled $886 million and $893 million for the nine months ended September 30, 2010 and 2009, respectively.
At September 30, 2010, we had five rigs under construction, and capital expenditures for new construction in the Current Period totaled $382 million. Capital expenditures for newbuild rigs consisted of the following expenditures:

Expenditures in 2010
Project	(in millions)
Noble Jim Day	$98.3
Noble Globetrotter II	94.7
Noble Globetrotter I	91.1
Noble Bully II	22.3
Noble Bully I	16.7
Other	58.8

Total	$381.9

Other capital expenditures totaled $440 million in the first nine months of 2010, which included approximately $311 million for major upgrade projects, including $174 million to upgrade our three drillships currently operating under contracts with Petrobras. In addition, capitalized major maintenance expenditures, which have useful lives ranging from 3 to 5 years, totaled $64 million for the nine months ended September 30, 2010.
Excluding the fair value of assets acquired as part of the Frontier acquisition, our total capital expenditure estimate for 2010 is approximately $1.4 billion. In connection with our 2010 and future capital expenditure programs, as of September 30, 2010, we had outstanding commitments, including shipyard and purchase commitments, for approximately $1.4 billion, of which $1.1 billion is anticipated to be spent within the next twelve months. Our remaining 2010 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects as needed. We continue to monitor regulatory developments in the U.S. Gulf of Mexico and resulting potential capital expenditures that will be required to comply with such regulations. Based on our preliminary expectations relating to the regulations adopted to date, we believe the additional capital expenditures in the U.S. Gulf of Mexico necessary to comply with the governmental regulations will not exceed $10 million per rig. Actual amounts will depend on final regulations and will also vary per rig, depending on several factors including the date upon which the rig entered our fleet. We also anticipate incurring additional amounts on certain other rigs within our fleet that are located outside the U.S. Gulf of Mexico and are in the process of assessing what expenditures will be made and the amount of such expenditures.
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
Share Repurchases and Dividends
At September 30, 2010, 6.8 million registered shares remained available under the existing Board authorization for our share repurchase program. Total share repurchases for the nine months ended September 30, 2010 were 6.3 million, which included 6.1 million shares that were repurchased in open market transactions under our share repurchase program for approximately $219 million. In addition, the Company acquired approximately 0.2 million shares surrendered by employees for taxes payable upon the vesting of restricted stock for $10 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available.
Our most recent quarterly payment to shareholders, in the form of a capital reduction, was paid on August 19, 2010, to shareholders of record on August 9, 2010, in the aggregate amount of approximately $0.665 per share. The amounts were based on a regular par value reduction of Swiss Francs (“CHF”) 0.13 and a special par value reduction of CHF 0.56. The declaration and payment of returns of capital or dividends in the future will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors, and must be approved in advance by our shareholders.
Our Board of Directors and shareholders approved the payment of a regular return of capital through a reduction of the par value of our shares in a total amount equal to CHF 0.52 per share to be paid in four equal installments. The first installment was paid in August 2010 and the remaining three installments are scheduled for November 2010, February 2011 and May 2011. The payment of future returns of capital will be made in U.S. dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date.
Contributions to Pension Plans
Noble maintains certain pension plans for both Non-U.S. and U.S. employees. The Pension Protection Act of 2006 requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During the nine months ended September 30, 2010 and 2009, we made contributions to our pension plans totaling $15 million and $13 million, respectively. We expect the minimum funding to our non-U.S. and U.S. plans in 2010, subject to applicable law, to be approximately $17 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

Credit Facility and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”). The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant (as defined in the Credit Facility) that limits this ratio to 0.60. As of September 30, 2010, our ratio of debt to total tangible capitalization was 0.21.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At September 30, 2010, we had no borrowing or letters of credit outstanding under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2010, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2010, expect to remain in compliance during the year.
At September 30, 2010, we had letters of credit of $128 million and performance and tax assessment bonds totaling $364 million supported by surety bonds outstanding. Of the letters of credit outstanding, $74 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Our long-term debt was $2.7 billion at September 30, 2010 as compared to $751 million at December 31, 2009. The increase in debt is due to the debt issuances of $1.25 billion aggregate principal amount of senior notes discussed below, the assumption of $689 million of joint venture debt related to the Frontier acquisition and $35 million in joint venture partner debt. For additional information on our long-term debt, see Note 6 to our consolidated financial statements.
On July 26, 2010, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited, $1.25 billion aggregate principal amount of senior notes in three separate tranches, comprising of $350 million of 3.45% Senior Notes due 2015, $500 million of 4.90% Senior Notes due 2020, and $400 million of 6.20% Senior Notes due 2040. Proceeds, net of discount and issuance costs, totaled $1.24 billion and were used to finance a portion of the cash consideration for the Frontier acquisition. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. Interest on all three series of these senior notes are payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2011.
The Bully 1 secured non-recourse credit facility consists of a $375 million senior term loan facility, a $40 million senior revolving loan facility and a $50 million junior term loan facility. As of September 30, 2010, loans in an aggregate principal amount of $370 million were outstanding under the Bully 1 facility. The senior term loan facility requires 20 quarterly payments of $15.75 million each, beginning at the end of the first complete fiscal quarter after the earlier of (i) delivery and acceptance of the Noble Bully I drillship and (ii) December 30, 2010. A one-time balloon payment of up to $60 million is due on the date of the final quarterly payment under the senior term loan facility (the “Final Payment Date”). In addition, all outstanding advances under the senior revolving loan facility are due in full on the Final Payment Date. The junior term loan facility requires quarterly payments in amounts based on an excess cash flow calculation defined in the Bully 1 credit agreement, commencing in the third complete quarter following the earlier of (i) delivery and acceptance of the Noble Bully I drillship and (ii) December 30, 2010, with final payment to be made on the Final Payment Date. The senior term loan facility and the senior revolving loan facility provide for floating interest rates that are fixed for one-, three- or six-month periods at LIBOR plus 2.5% prior to delivery and acceptance of the Noble Bully I drillship and LIBOR plus 1.5% thereafter (which may be reduced to LIBOR plus 1.25% if the Noble Bully I drillship has a utilization rate of at least 95% during the first year after its acceptance). The junior term loan facility provides for floating interest rates that are fixed for one-, three- or six-month periods at LIBOR plus 3.5% prior to delivery and acceptance of the Noble Bully I drillship and LIBOR plus 2.5% thereafter (which may be reduced to LIBOR plus 2.25% if the Noble Bully I drillship has a utilization rate of at least 95% during the first year after its acceptance). As noted in Note 9- “Derivative Instruments and Hedging Activities” below, the joint venture maintains interest rate swaps, with a notional amount of $280 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 1 credit facility is secured by assignments of the major contracts for the construction of the Noble Bully I drillship and its equipment, the drilling contract for the drillship, and various other rights. In addition, following completion of construction of the Noble Bully I drillship, the credit facility is required to be secured by a first-preferred ship mortgage on the drillship.
The Bully 2 secured non-recourse credit facility consists of a $435 million senior term loan facility, a $10 million senior revolving loan facility and a $50 million cost overrun term loan facility. As of September 30, 2010, loans in an aggregate principal amount of $319 million were outstanding under the Bully 2 facility. The senior term loan facility requires 28 quarterly payments beginning on the earlier of (i) a specified date that is soon after the first full fiscal quarter to occur after commencement of operations by the Noble Bully II drillship and (ii) July 15, 2011. The final quarterly payment will be paid together with a one-time balloon payment of up to $90 million plus any amounts outstanding under the senior revolving loan facility on the final quarterly installment payment date. The senior term loan facility and the senior revolving loan facility provide for floating interest rates that are fixed for three months or such other period selected by the borrower and agreed by the agent (but not to exceed three months), at LIBOR plus 2.5% prior to the occurrence of the delivery date of the hull, thereafter at LIBOR plus 2.3%, until contract commencement, thereafter at LIBOR plus 2.25% until the first day of the sixth anniversary of the contract commencement, and thereafter at LIBOR plus 2.4%. At September 30, 2010, the applicable interest rate was LIBOR plus 2.3%. The secured cost overrun term loan has floating interest rates of LIBOR plus 3.5% prior to the occurrence of the contract commencement and LIBOR plus 3.25% thereafter. As noted in Note 9- “Derivative Instruments and Hedging Activities” below, the joint venture maintains an interest rate swap, with a notional amount of $304 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 2 credit facility is secured by assignments of the major contracts for the construction of the Noble Bully II drillship and its equipment, the drilling contract for the drillship, and various other rights. In addition, following the completion of construction of the Noble Bully II drillship, the credit facility is required to be secured by a first-preferred ship mortgage on the drillship.

Certain amendments to the underlying drilling contracts and the revised vessel delivery impact to loan amortization schedules require consent from lenders to both Bully joint ventures. Pending resolution of these issues, the Bully joint ventures are restricted from drawing down additional funds under these facilities. We believe that we have several potential alternatives for resolving these issues, as well as sources for additional funding of the Bully construction projects, such as the notes issued by the Bully joint ventures described below. Until we are able to implement one of these alternatives, we and our joint venture partner will have to fund the Bully joint ventures.
In September 2010, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes is 10%, payable semi-annually in arrears and in kind on June 30 and December 31 commencing in December 2010. The purpose of these notes is to provide additional liquidity to these joint ventures in connection with the shipyard construction of the Bully vessels. Our portion of the joint venture partner notes, which totaled $35 million, has been eliminated in our Consolidated Balance Sheets. The non-eliminated portions of these joint venture partner notes totaled $18 million for Bully 1 and $17 million for Bully 2 and are due in 2016 and 2018, respectively.
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
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements is deferred until fiscal years beginning after December 15, 2010. These additional disclosures did not have and are not expected to have a significant impact on our financial disclosures or our financial condition.

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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At September 30, 2010, we had no amounts outstanding under the Credit Facility.
As part of the Frontier acquisition, we acquired an interest in two joint ventures with an unaffiliated third party. These joint ventures maintain interest rate swaps which are classified as cash flow hedges. The interest rate swaps relate to debt for the construction of the two Bully-class rigs undertaken by the two joint ventures, and the hedges are designed to fix the cash paid for interest on these projects. The purpose of these hedges is to satisfy bank covenants and to limit exposure to changes in interest rates. There are no credit risk related contingency features embedded in these swap agreements. The aggregate notional amounts of the interest rate swaps totaled $584 million as of September 30, 2010. The notional amounts and settlement dates for the Bully 1 interest rate swaps include $37 million settling in December 2010 and $243 million settling quarterly, with the final amounts settling in December 2014. The notional amount and settlement dates for the Bully 2 interest rate swap is $304 million settling quarterly, with the final amount settling in January 2018. The carrying amount of these interest rate swaps was $39 million which includes $31 million included in liabilities as part of the purchase price allocation for the Frontier acquisition and $8 million of unrealized losses included in “Accumulated other comprehensive loss” at September 30, 2010. Under the current hedge structure a one percent change in the LIBOR rate would lead to an additional $1 million of interest charges per year.
Foreign Currency Risk
As a multinational company, we conduct business in approximately 16 countries. Our functional currency is primarily the U.S. dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. dollars will increase (decrease).
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Other Comprehensive Income (Loss). Amounts recorded in Other Comprehensive Income (Loss) are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives; however, we do maintain certain derivatives which were not designated for hedge accounting under FASB standards.

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuation, we typically maintain short-term forward contracts settling monthly in their respective local currencies to mitigate exchange exposure. The forward contract settlements in the remainder of 2010 represent approximately 49 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $82 million at September 30, 2010. Total unrealized gains related to these forward contracts were $2 million as of September 30, 2010 and were recorded as part of “Accumulated other comprehensive loss”. A ten percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $8 million.
We have entered into a firm commitment for the construction of our Noble Globetrotter I drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2010, the aggregate notional amount of the remaining forward contracts was 30 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current assets/liabilities” and “Other assets/liabilities,” totaled approximately $3 million at September 30, 2010 and $0.8 million at December 31, 2009. A ten percent change in the exchange rate for the Euro would change the fair value of these forward contracts by approximately $4 million.
As part of the Frontier acquisition we acquired an interest in two joint ventures with an unaffiliated third party. These joint ventures maintained foreign exchange forward contracts to help mitigate the risk of currency fluctuation the Singapore dollar for the construction of the Bully vessels taking place in a Singapore shipyard. The notional amount on these contracts totaled approximately $57 million as of September 30, 2010. These contracts do not qualify for hedge accounting treatment under FASB standards and therefore changes in fair values are recognized as either income or loss in our consolidated income statement. For the three and nine months ended September 30, 2010 we have recognized a gain of $1 million related to these foreign exchange forward contracts. A ten percent change in the exchange rate for the local currencies would change the fair value of these forward contracts and impact net income by approximately $6 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At September 30, 2010, our liability under the Restoration Plan totaled $6 million. We previously purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million at September 30, 2010. A ten percent change in the fair value of the phantom investments would change our liability by approximately $0.7 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
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
Item 4. Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and Thomas L. Mitchell, Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of September 30, 2010. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2010. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 11 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
Risks Relating to Our Business
The risk factors below update and supplement the risks described under “Risk Factors Relating to Our Business” in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and should be considered together with the risk factors described in that report.
The U.S. governmental, regulatory, and industry response to the Deepwater Horizon drilling rig accident and resulting oil spill could have a prolonged and material adverse impact on our U.S. Gulf of Mexico operations.
Subsequent to the April 20, 2010 fire and explosion on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, U.S. governmental authorities implemented a moratorium on and suspension of specified types of drilling activities in the U.S. Gulf of Mexico. Judicial challenges were made to the initial actions of the U.S. government, and in July 2010 the government issued a revised moratorium on and suspension of drilling. On October 12, 2010, the U.S. government lifted the moratorium following adoption of new regulations including a drilling safety rule and a workplace safety rule, each of which imposed multiple obligations relating to offshore drilling operations. These obligations relate to, among other things, additional certifications and verifications relating to compliance with applicable regulations; compatibility of blowout preventers with drilling rigs and well design; third-party inspections and design review of blowout preventers; testing of casing installations; minimum requirements for personnel operating blowout preventers; and training in deepwater well control.
In addition, the U.S. government has indicated that before any new deepwater drilling resumes, (i) operators much demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) the chief executive officer of each operator seeking to perform deepwater drilling must certify that the operator has complied with all applicable regulations and (iii) the Bureau of Ocean Energy Management, Regulation and Enforcement will conduct inspections of each deepwater drilling operation for compliance with the applicable regulations.
There have been and may continue to be judicial and other challenges made with respect to some of the government imposed restrictions on U.S. Gulf of Mexico drilling operations. However, we cannot predict (1) how those challenges will be resolved, (2) how the resolution of those challenges may affect the scope or duration of the government-imposed restrictions or (3) the actions the U.S. government may take, whether in response to those challenges or otherwise.
Our existing U.S. Gulf of Mexico operations have been and will continue to be negatively impacted by the events and governmental actions described above. U.S. governmental restrictions and regulations may result in a number of our rigs and those of others being moved, or becoming available for moving, to locations outside of the U.S. Gulf of Mexico, which could potentially reduce global dayrates and negatively affect our ability to contract our floating rigs that are currently uncontracted or coming off contract. In addition, U.S. or other governmental authorities could implement additional regulations concerning licensing, taxation, equipment specifications and training requirements that could increase the costs of our operations. Additionally, increased costs for our customers’ operations, along with permitting delays, could negatively affect the economics of currently planned or future exploration and development activity and result in a reduction in demand for our services. Furthermore, due to the Deepwater Horizon accident and resulting oil spill, insurance costs across the industry could increase, and certain insurance may be less available or not available at all, which could negatively affect us over time.

At this time, we cannot predict for how long or to what extent our operations will be adversely impacted by the governmental, regulatory and industry response to the Deepwater Horizon drilling rig accident and resulting oil spill. At this time, we cannot predict:
•	the extent of additional or substitute regulations and restrictions that may be imposed on drilling operations in the U.S. Gulf of Mexico,
•	the extent to which drilling operations subsequent to the moratorium period will be impacted or the delay in issuing permits for new or continued drilling,
•	the cost or availability of relevant insurance coverage,
•	the extent to which customers may seek to terminate existing contracts or the demand by customers for new or renewed drilling contracts,
•	the availability of, or delays in delivery of, equipment required to comply with any new regulations,
•	the effect of new regulations and restrictions on our costs and the costs for the operations of our customers, or
•	the effect of the developments described above on demand for our services in the U.S. Gulf of Mexico.
Depending on their duration and extent, these and related developments could have a material adverse affect on our results of operations, cash flows and liquidity relating to the U.S. Gulf of Mexico.
We could be adversely affected by violations of applicable anti-corruption laws and our failure to comply with the terms of our settlement agreements with the DOJ and SEC.
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”). Any violation of the FCPA or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
In 2007, we began an internal investigation of the legality under the FCPA of certain activities in Nigeria. In November 2010, we finalized settlements of this matter with each of the SEC and the DOJ. Under the settlements with the DOJ and SEC, we agreed to, among other things, pay certain fines and interest and disgorge certain profits, cooperate with the DOJ, comply with the FCPA, comply with certain self-reporting and annual reporting obligations and comply with an injunction restraining us from violating the anti-bribery, books and records and internal controls provisions of the FCPA. [The impact of the settlements on our ongoing operations could include limits on revenue growth and increases in operating costs.] Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics. Though these settlements concluded the investigations of the SEC and the DOJ, we could be investigated by relevant foreign jurisdictions, and we could face fines or other sanctions in those jurisdictions. Any sanctions we may incur as a result of any such investigation could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any such investigation could be expensive and consume significant time and attention of our senior management.
We are substantially dependent on our customers Shell and Petrobras, and the loss of either customer could have a material adverse effect on our financial condition and results of operations.
We estimate Shell and Petrobras represents more than 50% and 20%, respectively, of our backlog. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts by either customer and our exposure to credit risk of either customer. If either of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs (1)
July 2010	19,639	$31.95	(2)	—	10,769,891
August 2010	4,000,728	$32.67	(3)	4,000,000	6,769,891
September 2010	—	$—		—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

(2)	Includes 19,639 shares at an average price of $31.95 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

(3)	Includes 728 shares at an average price of $32.75 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation, a Swiss corporation

/s/ David W. Williams	November 9, 2010

David W. Williams	Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas L. Mitchell
Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	November 9, 2010

David W. Williams	Date
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

4.2
Specimen Note for the 3.45% Senior Notes due 2015 of Noble Holding International Limited dated as of July 26, 2010 (filed as Exhibit 4.3 to Noble Swiss’ and Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.3
Specimen Note for the 4.90% Senior Notes due 2020 of Noble Holding International Limited dated as of July 26, 2010 (filed as Exhibit 4.4 to Noble Swiss’ and Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.4
Specimen Note for the 6.20% Senior Notes due 2040 of Noble Holding International Limited dated as of July 26, 2010 (filed as Exhibit 4.5 to Noble Swiss’ and Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.5
Term Loan and Credit Facility Agreement, dated December 21, 2007, by and among Bully 1, Ltd., the Lenders as set forth therein, Standard Chartered Bank, Bank of Scotland PLC and NIBC Bank N.V. as arrangers, and NIBC Bank N.V. as agent and security trustee for the Lenders, as amended by Amendment No. 1 to Term Loan and Credit Facility Agreement, dated February 12, 2008 and Amendment No. 2 and Consent to Term Loan and Credit Facility Agreement, dated July 28, 2010 (filed as Exhibit 4.1 to Noble Swiss’ and Noble Cayman’s Current Report on Form 8-K on August 2, 2010 and incorporated herein by reference).

4.6
Term Loan and Revolving Loan Credit Facility Agreement, dated as of October 21, 2008, and amended and restated as of October 9, 2009, among Bully 2 Ltd., Standard Chartered Bank (as administrative agent and collateral agent) and the Lenders party thereto, as amended by the Omnibus Amendment and Consent Agreement, dated as of July 28, 2010, between Bully 2, Ltd. and Standard Chartered Bank (as administrative agent acting on the behalf of the Majority Lenders and as collateral agent for the Secured Parties) (filed as Exhibit 4.2 to Noble Swiss’ and Noble Cayman’s Current Report on Form 8-K on August 2, 2010 and incorporated herein by reference).

Exhibit
Number		Exhibit

31.1		Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2		Certification of Thomas L. Mitchell pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3		Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2	+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3	+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101		Interactive Data File

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.