Form 10-K
period 2010-12-31
NOBLE CORP; Noble Corp / Switzerland
filed 2011-02-25
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Dorfstrasse 19A, Baar, Switzerland 6430
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares, Par Value 3.80 CHF per Share	New York Stock Exchange
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Suite 3D Landmark Square, 64 Earth Close, P.O. Box 31327
George Town, Grand Cayman, Cayman Islands KY1-1206
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (345) 938-0293
Securities registered pursuant to Sections 12(b) and 12(g) of the Act:
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

Noble-Swiss:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Noble-Cayman:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registered shares of Noble Corporation (Switzerland) held by non-affiliates of the registrant was $7.8 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares outstanding and trading at February 14, 2011: Noble Corporation (Switzerland) — 252,336,929.
Number of shares outstanding and trading at February 14, 2011: Noble Corporation (Cayman Islands) — 261,245,693
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement for the 2011 annual general meeting of the shareholders of Noble Corporation (Switzerland) will be incorporated by reference into Part III of this Form 10-K.
This Form 10-K is a combined annual report being filed separately by two registrants: Noble Corporation, a Swiss corporation (“Noble-Swiss”), and its wholly-owned subsidiary Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Noble-Cayman meets the conditions set forth in General Instructions I (1) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format contemplated by paragraphs (a) and (c) of General Instruction I(2) of Form 10-K.

PAGE
PART I

Item 1. Business	2

Item 1A. Risk Factors	9

Item 1B. Unresolved Staff Comments	17

Item 2. Properties	18

Item 3. Legal Proceedings	22

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6. Selected Financial Data	27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	50

Item 8. Financial Statements and Supplementary Data	53

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	114

Item 9A. Controls and Procedures	114

Item 9B. Other Information	114

PART III

Item 10. Directors, Executive Officers and Corporate Governance	115

Item 11. Executive Compensation	116

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116

Item 13. Certain Relationships and Related Transactions, and Director Independence	116

Item 14. Principal Accounting Fees and Services	117

PART IV

Item 15. Exhibits, Financial Statement Schedules	117

SIGNATURES	118

Exhibit 3.1
Exhibit 10.5
Exhibit 10.11
Exhibit 10.16
Exhibit 10.20
Exhibit 10.23
Exhibit 10.24
Exhibit 10.32
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
This combined Annual Report on Form 10-K is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Since Noble-Cayman meets the conditions specified in General Instructions I(1) to Form 10-K, it is permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies set forth in General Instruction I(2) to Form 10-K.
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are combined. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-Swiss and its consolidated subsidiaries, including Noble-Cayman, after March 26, 2009 and to Noble-Cayman and its consolidated subsidiaries for periods through March 26, 2009. Noble-Swiss became a successor registrant to Noble-Cayman under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 12g-3 of the Exchange Act as a result of consummation of the 2009 migration transactions described in Item 1 of Part I of this Annual Report on Form 10-K.

Part I

Item 1.	Business.
General
Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 73 mobile offshore drilling units and one floating production storage and offloading unit (“FPSO”) located worldwide. Our fleet consists of 14 semisubmersibles, 12 drillships, 45 jackups and two submersibles. Our fleet includes eight units under construction: two dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillships, two dynamically positioned, ultra-deepwater, harsh environment Bully-class drillships, two heavy-duty, harsh environment jackup rigs announced in December 2010 and two ultra-deepwater drillships announced in January 2011. For additional information on the specifications of the fleet, see “Item 2. Properties. — Drilling Fleet.” As of January 19, 2011, approximately 81 percent of our fleet was located outside the United States in the following areas: Middle East, India, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Acquisition of Frontier Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet by adding three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one that is Arctic-class, a conventionally moored deepwater semisubmersible and one dynamically positioned FPSO to our fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.
Consummation of 2009 Migration
On March 26, 2009, we completed a series of transactions that effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of these transactions, Noble-Cayman, the previous publicly traded Cayman Islands parent holding company, became a direct, wholly-owned subsidiary of Noble-Swiss, the current parent company. Noble-Swiss’ principal asset is 100 percent of the shares of Noble-Cayman. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. In connection with this transaction, we relocated our principal executive offices, executive officers and selected personnel to Geneva, Switzerland.

Business Strategy
Noble’s goal is to be the industry’s preferred drilling contractor based upon the following overarching principles:
•	operate in a manner that provides a safe working environment for our employees while protecting the environment and our assets;
•	provide an attractive investment vehicle for our shareholders; and
•	deliver exceptional customer service via a large, diverse and technically advanced fleet operated by competent personnel.
Our business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities whereby we move our fleet towards the latest technology while maintaining the highest level of operational integrity with respect to health, safety, and the environment. Historically, we have accomplished this via rig and hull upgrades and modifications, acquisitions, and divestitures of lower specification units. While divestitures of non-competitive assets continue to be a part of the strategy, many of our existing units have been upgraded to their technical limits and our ability to complete acquisitions has been limited by market conditions. As a result, in recent years, we have actively expanded our fleet through the construction of new rigs, including jackups and drillships. In all of our investment decisions we seek to achieve a strong return on capital for the benefit of our shareholders. During 2010, we continued our strategy as indicated by the following activities:
•
we completed the acquisition of Frontier, which added a total of five drillships (including two Bully-class joint venture-owned drillships under construction and to be completed in 2011), one semisubmersible and an FPSO to the fleet;

•
we completed construction on the Noble Dave Beard, a dynamically positioned ultra-deepwater semisubmersible that left the shipyard during the first quarter of 2010 and began operating under a long-term contract in Brazil;

•	we completed construction on the Noble Jim Day, a dynamically positioned ultra-deepwater semisubmersible that left the shipyard during the third quarter of 2010;
•
we continued construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2011;

•
we began construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013; and

•	we announced we would construct two high-specification heavy duty, harsh environment jackup rigs, both of which are scheduled to be delivered during 2013.
In addition to the projects listed above, in January 2011, we signed a contract for the construction of two additional newbuild drillships at Hyundai Heavy Industry (“HHI”), increasing the number of floating drilling units in our fleet to 26. The delivered cost of the new ultra-deepwater drillships, to be named at a later date, is expected to be $605 million each, including the turnkey construction contract, Noble-furnished equipment, project management and spares, but excluding capitalized interest. The expected deliveries from the shipyard are the second and fourth quarters of 2013, respectively, after which time the units would be mobilized to their potential drilling locations and undergo customer acceptance testing. We have a letter of intent for one of these units for a five and one-half year contract with a subsidiary of Royal Dutch Shell plc (“Shell”) at a dayrate of $410,000, plus a 15 percent performance bonus opportunity. We have also negotiated options for two additional jackups and two additional HHI drillships.

Excluding the Frontier acquisition, capital expenditures totaled $1.4 billion during 2010.
As of January 31, 2011, shipyards worldwide reportedly had received commitments to construct 55 jackups and 61 deepwater floaters, including our units. These jackups and floaters are expected to be delivered between 2011 and 2014. Of these totals, approximately 21 jackups and 12 floating drilling units have been announced since fourth quarter 2010, signifying that the industry has entered into another new building phase, and more announcements are expected. These totals do not include options for additional units that many companies have negotiated with shipyards and therefore, the number of units which could ultimately come to market could increase significantly. The majority of these jackups and floaters reportedly do not have a contractual commitment from a customer and are being built on speculation without an underlying contract. The introduction of non-contracted rigs into the marketplace will increase the supply of vessels which compete for drilling service contracts, which could negatively impact the dayrates we are able to achieve. Our strategy on new construction has generally been to expand our drilling fleet in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. However, with the addition of a significant number of new, technologically advanced units to the global fleet as well as changes in customer requirements and preferences, we believe that in order to maintain the long-term competitiveness of our fleet as well as our significant contract backlog, it has become both necessary and desirable for us to engage in building speculative highly advanced jackups and floating units. Of the units we currently have under construction, one of the ultra-deepwater drillships and both heavy duty, harsh environment jackups are being built on speculation. We will attempt to secure contracts for these units prior to their completion. We may also engage in additional speculative building in the future even in the absence of contracts for units already under construction.
As part of our strategy, we intend to participate in the consolidation of the offshore drilling industry to the extent we believe we can create shareholder value. From time to time, we evaluate other individual rig transactions and business combinations with other parties, and we will continue to consider business opportunities that promote our growth strategy and optimize shareholder value.
In previous years, the drilling industry has experienced significant increases in dayrates for drilling services in most market segments, a tightening market for drilling equipment, and a shortage of personnel. This environment drove operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. While the global financial turmoil and the governmental actions following the events of the Deepwater Horizon in April 2010 have created an environment of uncertainty and downward pressure on both dayrates and certain types of costs, we are not certain whether this downward pressure will continue in the future.
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
Drilling Contracts
We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process. Our drilling contracts generally contain the following terms:
•	contract duration extending over a specific period of time or a period necessary to drill a defined number wells;
•
provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to breakdown of equipment;

•	provisions allowing the impacted party to terminate the contract if specified “force majeure” events beyond the contracting parties’ control occur for a defined period of time;
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
Generally, our contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another. When market conditions require us to bear these costs, our operating margins are reduced accordingly. We cannot predict our ability to recover these costs in the future. For shorter moves such as “field moves,” our customers have generally agreed to bear the costs of moving the unit by paying us a reduced dayrate or “move rate” while the unit is being moved.
During times of depressed market conditions, our customers may seek to avoid or reduce their contractual obligations to us under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.
For a discussion of our backlog of commitments for contract drilling services, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contract Drilling Services Backlog.”
Offshore Drilling Operations
Contract Drilling Services
We conduct offshore contract drilling operations, which accounted for approximately 99 percent, 99 percent and 98 percent of operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We conduct our contract drilling operations principally in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and Asian Pacific. Revenues from Pemex accounted for approximately 20 percent, 23 percent and 20 percent of our total operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues from Petróleo Brasileiro S.A. (“Petrobras”) accounted for 19 percent of total operating revenue in 2010. Petrobras did not account for more than 10 percent of total operating revenue in 2009 or 2008. Revenues from Shell and its affiliates accounted for 12 percent of total operating revenues during both 2010 and 2009. Shell did not account for more than 10 percent of total operating revenues in 2008. No other single customer accounted for more than 10 percent of our total operating revenues in 2010, 2009 or 2008.
Labor Contracts
We perform services for drilling and workover activities covering two rigs under a labor contract (the “Hibernia Contract”) off the east coast of Canada. We do not own or lease these rigs. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from a drilling platform owned by the operator. The Hibernia Contract extends through January 2013.
Competition
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Some of our competitors may have access to greater financial resources than we do.
In the provision of contract drilling services, competition involves numerous factors, including price, rig availability and suitability, experience of the workforce, efficiency, safety performance record, condition and age of equipment, operating integrity, reputation, industry standing and client relations. We believe that we compete favorably with respect to all of these factors. We follow a policy of keeping our equipment well maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment, regulations or customer preferences.

We compete on a worldwide basis, but competition may vary by region at any particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and by political considerations and policies.
In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. We cannot assure that any such shortages experienced in the past would not happen again in the future.
Governmental Regulations and Environmental Matters
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
On April 22, 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board to implement and monitor the law and develop regulations pursuant to the law. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law, and requires that one percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We cannot predict what impact the new law may have on our existing or future operations in Nigeria, but the effect on our operations there could be significant.
The following is a summary of some of the existing laws and regulations to which our business operations in the U.S. Gulf of Mexico are subject. However, there are also laws that apply to similar issues in most of the other jurisdictions in which we operate.
Spills and Releases. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and analogous state laws and regulations, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” and “operator” of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” However, we have not to date received notification that we are or may be potentially responsible for cleanup costs under CERCLA.

In addition, the U.S. government has indicated that before any new deepwater drilling resumes, (i) operators must demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) the chief executive officer of each operator seeking to perform deepwater drilling must certify that the operator has complied with all applicable regulations and (iii) the Bureau of Ocean Energy Management, Regulation and Enforcement will conduct inspections of each deepwater drilling operation for compliance with the applicable regulations. In addition, regulations regarding blowout preventers are still being developed, but we are proceeding in a manner to help ensure we will be in compliance with any final regulations.
The Oil Pollution Act. The U.S. Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose certain operational requirements on offshore rigs operating in the U.S. Gulf of Mexico and govern liability for leaks, spills and blowouts involving pollutants. The OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities of $350 million, while the liability limit for offshore facilities is equal to all removal costs plus up to $75 million in other damages. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.
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
Waste Handling. The U.S. Resource Conservation and Recovery Act (“RCRA”), and analogous state and local laws and regulations govern the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. RCRA specifically excludes from the definition of hazardous waste drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil and natural gas. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. However, these wastes may be regulated by the United States Environmental Protection Agency (“EPA”) or state agencies as solid waste. In addition, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils, may be regulated under RCRA as hazardous waste. We do not believe the current costs of managing our wastes, as they are presently classified, to be significant. However, any repeal or modification of the oil and natural gas exploration and production exemption, or modifications of similar exemptions in analogous state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us, as well as our competitors, to incur increased operating expenses with respect to our U.S. operations.
Water Discharges. The U.S. Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and analogous state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water. We do not anticipate that compliance with these laws will cause a material impact on our operations or financial condition.

Air Emissions. The U.S. Federal Clean Air Act and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and natural gas operations. New facilities may be required to obtain permits before operations can commence, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. Except as outlined below regarding climate change issues, we believe that compliance with the Clean Air Act and analogous state laws and regulations will not have a material impact on our operations or financial condition.
Climate Change. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule (“Reporting Rule”). The Reporting Rule establishes a new comprehensive scheme requiring operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHG’s to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a Final Rule finding that current and projected concentrations of six key GHG’s in the atmosphere threaten public health and welfare of current and future generations. The EPA also found that the combined emissions of these GHG’s from new motor vehicles and new motor vehicle engines contribute to pollution that threatens public health and welfare. This Final Rule, also known as the EPA’s Endangerment Finding, does not impose any requirements on industry or other entities directly. However, the EPA must now finalize motor vehicle GHG standards, the effect of which could reduce demand for motor fuels refined from crude oil. Finally, according to the EPA, the final motor vehicle GHG standards will trigger construction and operating permit requirements for stationary sources.
Further, proposed legislation has been introduced in Congress that would establish an economy-wide cap on emissions of GHG’s in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHG’s. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on all those countries that had ratified it. International discussions are currently underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2012. While it is not possible at this time to predict how legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.
Safety. The U.S. Occupational Safety and Health Act, or OSHA, and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and analogous state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. We believe that we are in substantial compliance with these requirements and with other applicable OSHA requirements.
Employees
At December 31, 2010, we had approximately 5,900 employees, including employees engaged through labor contractors or agencies. Approximately 78 percent of our employees were engaged in operations outside of the U.S. and approximately 22 percent were engaged in U.S. operations. We are not a party to any collective bargaining agreements that are material, and we consider our employee relations to be satisfactory.
Financial Information About Segments and Geographic Areas
Information regarding our revenues from external customers, segment profit or loss and total assets attributable to each segment for the last three fiscal years is presented in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
You may also find information related to our corporate governance, board committees and company code of ethics (and any amendments thereto or waivers of compliance therewith) at our website. Among the information you can find there is the following:
•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Compensation Committee Charter; and

•	Code of Business Conduct and Ethics.

Item 1A.	Risk Factors.
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
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration, development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
•	laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change;
•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism;
•	worldwide demand for oil and gas, which is impacted by changes in the rate of economic growth in the U.S. and other non-U.S. economies;
•	the ability of OPEC to set and maintain production levels and pricing;
•	the level of production in non-OPEC countries;
•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations;
•	the cost of exploring for, developing, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;

•	adverse weather conditions (such as hurricanes and monsoons) and seas;
•	the development and exploitation of alternative fuels;
•	tax policy;
•	advances in exploration, development and production technology; and
•	availability of, and access to, suitable acreage bearing hydrocarbons for our customers.
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
We have a number of contracts that will expire in 2011 and 2012. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and the condition of our customers. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be below, perhaps substantially below, the existing dayrates, which could have a material adverse effect on our results of operations and cash flows.
The U.S. governmental, regulatory, and industry response to the Deepwater Horizon drilling rig accident and resulting oil spill has, and could continue to have, a prolonged and material adverse impact on our U.S. Gulf of Mexico operations.
Subsequent to the April 20, 2010 fire and explosion on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, U.S. governmental authorities implemented a moratorium on and suspension of specified types of drilling activities in the U.S. Gulf of Mexico. On October 12, 2010, the U.S. government lifted the moratorium following adoption of new regulations including a drilling safety rule and a workplace safety rule, each of which imposed multiple obligations relating to offshore drilling operations. These obligations relate to, among other things, additional certifications and verifications relating to compliance with applicable regulations; compatibility of blowout preventers with drilling rigs and well design; third-party inspections and design review of blowout preventers; testing of casing installations; minimum requirements for personnel operating blowout preventers; and training in deepwater well control. In January 2011, the government agency charged with reviewing compliance with new regulations determined that it could not yet issue drilling permits under the new regulations.
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
There have been and may continue to be judicial and other challenges made with respect to some of the government imposed restrictions on U.S. Gulf of Mexico drilling operations. However, we cannot predict (1) how those challenges will be resolved, (2) how the resolution of those challenges may affect the scope or duration of the government-imposed restrictions or (3) the actions the U.S. government may take, whether in response to those challenges or otherwise. We also cannot predict when the applicable government agency will determine that any deepwater driller is in compliance with the new regulations.

Our existing U.S. Gulf of Mexico operations have been and will continue to be negatively impacted by the events and governmental actions described above. U.S. governmental restrictions and regulations have and may continue to result in a number of our rigs and those of others being moved, or becoming available for moving, to locations outside of the U.S. Gulf of Mexico, which could potentially reduce global dayrates and negatively affect our ability to contract our rigs that are currently uncontracted or coming off contract. In addition, U.S. or other governmental authorities could implement additional regulations concerning licensing, taxation, equipment specifications and training requirements that could increase the costs of our operations. Additionally, increased costs for our customers’ operations, along with permitting delays, could negatively affect the economics of currently planned or future exploration and development activity and result in a reduction in demand for our services. Furthermore, due to the Deepwater Horizon accident and resulting oil spill, insurance costs across the industry could increase, and certain insurance may be less available or not available at all, which could negatively affect us over time.
At this time, we cannot predict for how long or to what extent our operations will be adversely impacted by the governmental, regulatory and industry response to the Deepwater Horizon drilling rig accident and resulting oil spill nor can we predict:
•	the extent of additional or substitute regulations and restrictions that may be imposed on drilling operations in the U.S. Gulf of Mexico;
•	the extent to which drilling operations subsequent to the moratorium period will be impacted or the delay in issuing permits for new or continued drilling;
•	the extent to which customers may seek to terminate existing contracts or the demand by customers for new or renewed drilling contracts;
•	the availability of, or delays in delivery of, equipment required to comply with any new regulations;
•	the effect of the developments described above on demand for our services in the U.S. Gulf of Mexico.
Depending on their duration and extent, these and related developments could continue to have a material adverse effect on our results of operations, cash flows and liquidity relating to the U.S. Gulf of Mexico.
The recent worldwide instability in the financial and credit sectors and economic recession could have a material adverse effect on our financial position, results of operations and cash flows.
The recent worldwide financial and credit situation reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets led to a recession in the United States, Europe and Japan. A slowdown in economic activity caused by a worldwide recession, combined with lower prices for oil and gas, reduced worldwide demand for energy and demand for drilling services. If demand for drilling services declines further, we could experience a decline in dayrates for new contracts and a slowing in the pace of new contract activity. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices or material impairment of our customers’ cash flow or liquidity, including their access to capital, could result in lower levels of exploration, development and production activity. Lower levels of exploration activity could result in a corresponding decline in the demand for our drilling services, which could have a material adverse effect on our financial position, results of operations and cash flows. The financial situation may also adversely affect the ability of shipyards to meet scheduled deliveries of our newbuilds and our ability to renew our fleet through new vessel construction projects and conversion projects.

We are substantially dependent on several of our customers including Shell, Petrobras and Pemex, and the loss of these customers could have a material adverse effect on our financial condition and results of operations.
We estimate Shell and Petrobras represents more than 62 percent and 26 percent, respectively, of our backlog at December 31, 2010 and revenues from Pemex, Petrobras and Shell accounted for 20 percent, 19 percent and 12 percent of our total operating revenues for the year ended December 31, 2010. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts by either customer in addition to our exposure to credit risk of either customer. If either of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.
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
Failure to complete a rig upgrade or new construction on time, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.
We could be adversely affected by violations of applicable anti-corruption laws and our failure to comply with the terms of our settlement agreements with the DOJ and SEC.
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and similar laws in other countries. Any violation of the FCPA or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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
Also, in January 2011, the Nigerian Economic and Financial Crimes Commission and the Nigerian Attorney General Office initiated an investigation into these same activities. A subsidiary of Noble-Swiss resolved this matter through the execution of a non-prosecution agreement dated January 28, 2011. Pursuant to this agreement, the subsidiary paid $2.5 million to resolve all charges and claims of the Nigerian government. Any additional sanctions we may incur as a result of any such investigation could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any such additional investigations could be expensive and consume significant time and attention of our senior management.
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
The increase in supply created by the number of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the supply attributable to newbuild rigs, especially those being built on speculation, could cause a reduction in future dayrates. In certain markets, for example, we are experiencing competition from newbuild jackups that are scheduled to enter the market in 2011 and beyond. The entry of these newbuild jackups into the market may result in lower marketplace dayrates for jackups. Similarly, there are a number of deepwater newbuilds that are scheduled to enter the market over the next several years, which could also adversely affect the dayrates for these units.
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
The damage sustained to offshore oil and gas assets as a result of hurricanes in 2005 and 2008 caused the insurance market for U.S. named windstorm perils to deteriorate significantly. Consequently, beginning in 2009, we elected to self insure U.S. named windstorm coverage. Currently, our units deployed in the U.S. Gulf of Mexico include eight semisubmersibles, four jackups, two submersibles and one FPSO. We have not yet concluded the March 2011 renewal of our insurance program, but we expect to continue self insuring U.S. named windstorm perils. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage up to the declared value of each unit. If one or more future significant weather-related events occur in the Gulf of Mexico, or in any other geographic area in which we operate, we may experience further increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.

Governmental laws and regulations, including environmental laws and regulations, may add to our costs or limit our drilling activity.
Our business is affected by public policy and laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.
The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or significantly limit drilling activity. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries. Additionally, there is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases. For further discussion, see “Part I, Item 1. Business — Governmental Regulations and Environmental Matters.” The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs.
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
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. We have historically operated our drilling units offshore Nigeria under temporary import permits. We have one jackup rig in Nigeria which is operating under a temporary import permit which expired in November 2008 and we have a pending application to renew this permit. We have received approval from the Nigerian Customs office that we will be allowed to obtain a new temporary import permit for this rig. We recently received a new temporary import permit for another rig in Nigeria that had been waiting for a temporary import permit based on a long-standing application. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
For additional information regarding our internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part II Item 8. Financial Statements and Supplementary Data, Note 14 — Commitments and Contingencies.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.
The Nigerian Maritime Administration and Safety Agency (“NIMASA”) is seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. We do not believe that our offshore drilling units are engaged in the Nigerian coastal shipping trade nor that our units are “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008 we filed a declaratory judgment action in the Federal High Court of Nigeria seeking relief from NIMASA’s attempt to apply the cabotage laws to our operations. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of this surcharge. In August 2009, the court ruled in our favor in our declaratory judgment action. NIMASA has appealed the court’s ruling, but NIMASA’s suit against us was subsequently dismissed. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. We may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance. For additional information regarding these actions relating to the application of the cabotage laws, see “Part II, Item 8. Financial Statements and Supplementary Data, Note 14 — Commitments and Contingencies.”
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
We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, asbestos and other toxic tort claims, environmental claims or proceedings, employment matters, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. Litigation may have an adverse effect on us because of potential negative outcomes, costs of attorneys, the allocation of management’s time and attention, and other factors.
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
Drilling Fleet
Our drilling fleet is composed of the following types of units: semisubmersibles, drillships, jackups and submersibles. Each type of drilling rig is described further below. We also own one FPSO. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and ocean floor conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.
Semisubmersibles
Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system and can drill in many areas where jackups cannot drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are capable of drilling in water depths of up to 12,000 feet, depending on the unit. Semisubmersibles are more expensive to construct and operate than jackups.
Our semisubmersible fleet consists of 14 units, including:
•	five units that have been converted to Noble EVA-4000™ semisubmersibles;
•	three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles;
•	two Pentagone 85 semisubmersibles;
•	two Bingo 9000 design unit submersibles;
•	one Aker H-3 Twin Hull S1289 Column semisubmersible; and
•	one Offshore Co. SCP III Mark 2 semisubmersible.
Drillships
All of our drillships are self-propelled vessels. The dynamically positioned drillships operate through the use of a computer controlled operating system that is used to maintain the vessel’s position. Our conventionally moored drillships drill over the well through a fixed mooring system which keeps the drillship in place over the well. Our drillships vary in maximum drillable water depth ranging from 1,500 to 12,000 feet. The maximum drilling depth of our drillships ranges from 20,000 feet up to 40,000 feet. Like semisubmersibles, drillships are more expensive to construct and operate than standard jackups.
Our drillship fleet consists of 12 units, including:
•	two dynamically positioned harsh environment drillships currently under construction with HHI with scheduled completion dates in the second and fourth quarters of 2013, respectively;
•	two dynamically positioned Globetrotter-class drillships currently under construction with scheduled completion dates of the fourth quarter of 2011 and the third quarter of 2013, respectively;
•
two dynamically positioned Bully-class drillships currently under construction and to be operated by us through a 50 percent joint venture with a subsidiary of Shell with estimated completion dates in the third quarter and fourth quarter of 2011, respectively;

•	one conventionally moored Sonat Discoverer Class drillship capable of drilling in Arctic environments;

•	one dynamically positioned NAM Nedlloyd-C drillship;
•	three dynamically positioned Gusto Engineering Pelican Class drillships; and
•	one conventionally moored conversion class drillship.
Jackups
We currently have 45 jackups in the fleet, including two high-specification heavy duty, harsh environment jackups currently under construction. Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between eight and 400 feet, depending on the jackup.
Submersibles
We have two submersibles in the fleet that are cold-stacked. Submersibles are mobile drilling platforms that are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Our submersibles are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 12 and 70 feet.

Drilling Fleet Table
The following table sets forth certain information concerning our offshore fleet at January 19, 2011. The table does not include any units owned by operators for which we had labor contracts. We operate and own all of the units included in the table.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Semisubmersibles — 14
Noble Amos Runner	Noble EVA-4000™	1999 R/2008 M	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	U.S. Gulf of Mexico	Active
Noble Danny Adkins	Bingo 9000 — DP	2009 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard	F&G 9500 Enhanced Pacesetter — DP	2008 R	10,000	35,000	Brazil	Active
Noble Driller	Aker H-3 Twin Hull S1289 Column	2007 R	5,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	F&G 9500 Enhanced Pacesetter	2004 R	7,200	30,000	Malta	Active
Noble Jim Day	Bingo 9000 — DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R/2006 M	6,000	32,500	U.S. Gulf of Mexico	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	Mexico	Active
Noble Paul Romano	Noble EVA-4000™	1998 R/2007 M	6,000	32,500	U.S. Gulf of Mexico	Active
Noble Paul Wolff	Noble EVA-4000™ — DP	2006 R	9,200	30,000	Brazil	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (3)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active
Drillships — 12
Noble Bully I (3)(6)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	Singapore	Shipyard
Noble Bully II (3)(6)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	Singapore	Shipyard
Noble Discoverer (3)	Sonat Discoverer Class	2009 R	2,000	20,000	New Zealand	Active
Noble Duchess	Conversion	1975	1,500	25,000	Nigeria	Active
Noble Globetrotter I (3)	Globetrotter Class	2011 N	10,000	30,000	China	Shipyard
Noble Globetrotter II (3)	Globetrotter Class	2013 N	10,000	30,000	China	Shipyard
Noble Leo Segerius	Gusto Engineering Pelican Class	2002 R	5,600	20,000	Brazil	Active
Noble Muravlenko	Gusto Engineering Pelican Class	1997 R	4,900	20,000	Brazil	Active
Noble Phoenix	Gusto Engineering Pelican Class	2008 R	5,000	25,000	Brunei	Active
Noble Roger Eason	NAM Nedlloyd — C	2005 R	7,200	25,000	Brazil	Active
Noble Newbuild Drillship #1 (3)	Hyundai Gusto P 10000	2013 N	12,000	40,000	South Korea	Shipyard
Noble Newbuild Drillship #2 (3)	Hyundai Gusto P 10000	2013 N	12,000	40,000	South Korea	Shipyard
Independent Leg Cantilevered Jackups — 45 (Continued to next page)
Dhabi II	Baker Marine BMC 150	2006 R	150	20,000	U.A.E.	Active
Noble Al White (3)	CFEM T-2005-C	2005 R	360	30,000	The Netherlands	Active
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Bill Jennings	MLT Class 84 — E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Byron Welliver (3)	CFEM T-2005-C	1982	300	30,000	U.K.	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Mexico	Active
Noble Charles Copeland	MLT Class 82-SD-C	2001 R	280	20,000	U.A.E.	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	U.A.E.	Active
Noble David Tinsley	Modec 300C-38	2010 R	300	25,000	U.A.E.	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	U.A.E.	Active
Noble Don Walker	Baker Marine BMC 150-SD	1992 R	150	20,000	Cameroon	Active
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Ed Holt	Levingston Class 111-C	2003 R	300	25,000	India	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Nigeria	Active
Noble Eddie Paul	MLT Class 84 — E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Qatar	Active
Noble Gene Rosser	Levingston Class 111-C	1996 R	300	25,000	Mexico	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	India	Active
Noble George Sauvageau (3)	NAM Nedlloyd-C	1981	250	25,000	The Netherlands	Active
Noble Gus Androes	Levingston Class 111-C	2004 R	300	30,000	Qatar	Active
Noble Hans Deul (3)	F&G JU-2000E	2009 N	400	30,000	The Netherlands	Active
Noble Harvey Duhaney	Levingston Class 111-C	2001 R	300	25,000	Qatar	Active
See footnotes on the following page.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Independent Leg Cantilevered Jackups — 45 (Continued from previous page)

Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Qatar	Active
Noble John Sandifer	Levingston Class 111-C	1995 R	300	25,000	Mexico	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Julie Robertson (3) (4)	BMC 300 Harsh Weather Class	2001 R	390	25,000	U.K.	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	India	Active
Noble Leonard Jones	MLT Class 53 - E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Lewis Dugger	Levingston Class 111-C	1997 R	300	25,000	Mexico	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Lynda Bossler (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble Piet van Ede (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Roger Lewis (3)	F&G JU-2000E	2007	400	30,000	Qatar	Active
Noble Ronald Hoope (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Roy Butler (5)	F&G L-780 MOD II	1998 R	300	25,000	Mexico	Active
Noble Roy Rhodes	MLT Class 116-C	2009 R	300	25,000	U.A.E.	Active
Noble Sam Noble	Levingston Class 111-C	1982	300	25,000	Mexico	Active
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	The Netherlands	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Cameroon	Active
Noble Jackup I- Newbuild (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Noble Jackup II- Newbuild (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Submersibles — 2
Noble Joe Alford	Pace Marine 85G	2006 R	70	25,000	U.S. Gulf of Mexico	Stacked
Noble Lester Pettus	Pace Marine 85G	2007 R	70	25,000	U.S. Gulf of Mexico	Stacked
FPSO- 1
Seillean	Harland & Wolf Shipbuilding	2008 R	N/A	N/A	U.S. Gulf of Mexico	Active
Footnotes to Drilling Fleet Table

1.
Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

2.
Rigs listed as “active” were either operating under contract as of January 19, 2011 or were actively seeking contracts; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and are not actively marketed in present market conditions.

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

6.	We will operate the Noble Bully I and Noble Bully II through joint ventures with a subsidiary of Shell.

Facilities
Our corporate office is located in Baar, Switzerland. In addition, we maintain executive offices for executive officers and selected personnel in Geneva, Switzerland. We also maintain office space in Sugar Land, Texas where significant worldwide global support activity occurs. We own and lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment in various locations worldwide.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
Noble-Swiss shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends or returns of capital declared and paid in U.S. Dollars per share:

			Dividends
			Declared and
	High	Low	Paid

2010
Fourth quarter	$38.00	$33.14	$0.13
Third quarter	35.95	30.36	0.66
Second quarter	43.63	27.04	0.04
First quarter	44.87	38.94	0.05

2009
Fourth quarter	$44.78	$36.15	$0.05
Third quarter	39.39	28.14	0.09
Second quarter	37.03	24.16	—
First quarter	28.48	20.81	0.04
The declaration and payment of dividends or distributions and returns of capital in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and our shareholders.
On February 14, 2011, there were 252,336,929 of our shares outstanding held by 1,598 shareholder accounts of record.

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
Swiss Income Tax on Dividends and Similar Distributions
A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. However, dividends and similar distributions are subject to Swiss withholding tax. See “—Swiss Withholding Tax—Distributions to Shareholders.”
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
Swiss Withholding Tax—Dividends to Shareholders
A Swiss withholding tax of 35 percent is due on dividends to our shareholders from us, regardless of the place of residency of the shareholder (subject to the exceptions discussed under “—Exemption from Swiss Withholding Tax—Distributions to Shareholders” below). We will be required to withhold at such rate and remit on a net basis any payments made to a holder of our shares and pay such withheld amounts to the Swiss federal tax authorities. Please see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions.”
Exemption from Swiss Withholding Tax—Distributions to Shareholders
Under present Swiss tax law, distributions to shareholders in relation to a reduction of par value are exempt from Swiss withholding tax. Since January 1, 2011, distributions to shareholders out of qualifying additional paid-in capital for Swiss statutory purposes are exempt from the Swiss withholding tax. Consequently, we expect that a substantial amount of any potential future distributions, whether distributed as a reduction of par value or directly out of qualifying additional paid-in capital may be exempt from Swiss withholding tax.
Repurchases of Shares
Under present Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to the 35 percent Swiss withholding tax. However, for shares repurchased for capital reduction, the portion of the repurchase price attributable to the par value of the shares repurchased will not be subject to the Swiss withholding tax. Since January 1, 2011, the portion of the repurchase price attributable to the qualifying additional paid-in capital for Swiss statutory reporting purposes of the shares repurchased will also not be subject to the Swiss withholding tax. We would be required to withhold at such rate the tax from the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital. We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of our shares and pay the withholding tax to the Swiss federal tax authorities.

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
We do not expect to be able to use the SIX second trading line process to repurchase our shares because we do not currently intend to list our shares on the SIX. However, we have in the past and intend to continue to follow an alternative process whereby we expect to be able to repurchase our shares in a manner that should allow Swiss institutional market participants selling the shares to us to receive a refund of the Swiss withholding tax and, therefore, accomplish the same purpose as share repurchases on the second trading line at substantially the same cost to us and such market participants as share repurchases on a second trading line.
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
U.S. residents — The Swiss-U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15 percent (leading to a refund of 20 percent) or a full refund in the case of qualified pension funds.
As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of:
•	beneficial ownership,
•	U.S. residency, and
•	meeting the U.S.-Swiss tax treaty’s limitation on benefits requirements.
The claim for refund must be filed with the Swiss federal tax authorities (Eigerstrasse 65, 3003 Berne, Switzerland), no later than December 31 of the third year following the year in which the dividend payments became due. The relevant Swiss tax form is Form 82C for companies, 82E for other entities and 82I for individuals. These forms can be obtained from any Swiss Consulate General in the U.S. or from the Swiss federal tax authorities at the address mentioned above or at www.estv.admin.ch (English, Anticipatory Tax, Services, Domicile abroad). Each form needs to be filled out in triplicate, with each copy duly completed and signed before a notary public in the U.S. Evidence that the withholding tax was withheld at the source must also be included.

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
Purchases of Shares
The following table sets forth for the periods indicated certain information with respect to repurchases by Noble-Swiss of its shares:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs (1)
October 2010	—	$0.00		—	6,769,891
November 2010	174	$34.18	(2)	—	6,769,891
December 2010	4,240	$34.95	(3)	—	6,769,891

(1)
All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and our shareholders approved. Our repurchase program has no date of expiration.

(2)	Includes 174 shares at an average price of $34.18 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

(3)	Includes 4,240 shares at an average price of $34.95 per share surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

Stock Performance Graph
This graph shows the cumulative total shareholder return of our shares over the five-year period from January 1, 2006 to December 31, 2010. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on January 1, 2006 and that all dividends or distributions and returns of capital were reinvested on the date of payment.

	INDEXED RETURNS
	Year Ended December 31,
Company Name / Index	2006	2007	2008	2009	2010
Noble Corporation	$108.20	$161.00	$64.01	$118.59	$107.14
S&P 500 Index	115.79	122.16	76.96	97.33	111.99
Dow Jones U.S. Oil Equipment & Services	113.47	164.47	66.94	110.56	140.78
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
The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2010, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$2,807,176	$3,640,784	$3,446,501	$2,995,311	$2,100,239
Net income attributable to Noble Corporation	773,429	1,678,642	1,560,995	1,206,011	731,866
Net income per share:
Basic	3.03	6.44	5.85	4.49	2.68
Diluted	3.02	6.42	5.81	4.45	2.65

Balance Sheet Data (at end of period)
Cash and marketable securities	$337,871	$735,493	$513,311	$161,058	$61,710
Property and equipment, net	10,048,087	6,634,452	5,647,017	4,795,916	3,858,393
Total assets	11,221,321	8,396,896	7,106,799	5,876,006	4,585,914
Long-term debt	2,686,484	750,946	750,789	774,182	684,469
Total debt (1)	2,766,697	750,946	923,487	784,516	694,098
Total equity	7,287,634	6,788,432	5,290,715	4,308,322	3,228,993

Other Data
Net cash from operating activities	$1,654,376	$2,136,716	$1,888,192	$1,414,373	$988,715
Net cash from investing activities	(2,913,943)	(1,495,059)	(1,129,293)	(1,223,873)	(349,910)
Net cash from financing activities	861,945	(419,475)	(406,646)	(91,152)	(698,940)
Capital expenditures	1,423,484	1,431,498	1,231,321	1,287,043	1,122,061
Working capital	110,347	1,049,243	561,348	367,419	143,720
Cash dividends/par value reduction declared per share (2) (3)	0.88	0.18	0.91	0.12	0.08

(1)	Consists of Long-Term Debt and Current Maturities of Long-Term Debt.

(2)
During the third quarter of 2009, we began paying a return on capital in the form of par value reductions, in lieu of dividends, based upon an amount in Swiss Francs. Amounts listed are in U.S. Dollars at the exchange rate that the dividend was paid.

(3)	The par value reductions or cash dividends declared in 2010 and 2008 includes a special dividend of approximately $0.56 and $0.75 per share, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2010 and 2009, and our results of operations for each of the years in the three-year period ended December 31, 2010. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.
Executive Overview
Our 2010 financial and operating results include:
•	operating revenues totaling $2.8 billion;
•	net income of $773 million or $3.02 per diluted share;
•	net cash from operating activities totaling $1.7 billion; and
•
an increase in debt to 27.5 percent of total capitalization at the end of 2010, up from 10.0 percent at the end of 2009 due to the issuance of $1.25 billion in debt and the assumption of $689 million in consolidated joint venture debt to fund the acquisition of Frontier.

The overall offshore drilling market has been challenging since the events occurring in connection with the Deepwater Horizon and the U.S. governmental response to the incident. Despite the lifting of the moratorium and publication of new safety rules, we are unable to predict when normal drilling operations will resume in the U.S. Gulf of Mexico and we believe it is unlikely that we will see significant activity in the U.S. Gulf of Mexico for some time as indicated by the difficulties surrounding the issuance of new drilling permits. Outside of the U.S. Gulf of Mexico, demand has been fairly steady, but well below the previous peak levels of 2008. We believe the risk for early contract terminations or defaults under existing contracts has decreased and the overall future market for offshore drilling activity is positive.
Despite improvements in the economy, there is still uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition, there is still uncertainty regarding the sustainability of the recovery of the global financial markets highlighted by issues in the credit markets. During 2010, oil prices increased fifteen percent while U.S. natural gas prices decreased almost twenty percent. While we believe that this improvement in oil prices will result in increased drilling activity in 2011, we continue to anticipate volatility in our industry for the foreseeable future.
Despite the increase in commodity prices, we have not seen a significant increase in demand for offshore drilling services. Developments in the U.S. Gulf of Mexico will continue to have an impact on the deepwater market segment in the short-term, however, we believe that the long-term outlook is stronger. Market dayrates for new ultra-deepwater units remain generally above $400,000, which is a significantly lower than the rates in 2007-2008. Demand in the jackup segment increased during 2010 and utilization for units operating outside the U.S. Gulf of Mexico was approximately 80 percent. We did not operate any jackups in the U.S. Gulf of Mexico in 2010. During 2010, we started to see differentiation in the jackup market segment with newer units having utilization rates exceeding 90 percent, while units that entered service before 2000 having utilization rates closer to 70 percent. Likewise, there has been a bifurcation of dayrates between older and newer units in the jackup market with new units earning a premium. Dayrates for both older and newer units have been relatively stable over the second half of 2010, but significantly lower than the highs reached during 2007 and 2008.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Our results of operations depend on offshore drilling activity worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in greater demand for our services and lower oil and gas prices result in reduced demand for our services. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 55 newbuild jackups and 61 deepwater newbuilds are planned or under construction with scheduled delivery dates in 2011 and beyond. Industry analysts have predicted that a new wave of speculative building of both jackups and ultra-deepwater units has commenced. The introduction of additional non-contracted rigs into the marketplace could have an adverse effect on demand for our services or the dayrates we are able to achieve.

In addition, as a result of exploration discoveries offshore Brazil, Petrobras, the Brazilian national oil company, announced a plan to construct up to 28 deepwater rigs in Brazil and recently accepted bids to construct these units from a number of shipyards and drilling contractors. Petrobras originally declared its intention to finance and own the first nine of these additional rigs. Petrobras also stated that they would seek long-term contracts for the remaining 19 rigs to support construction and to allow drilling contractors to bid for the opportunity to supply up to four rigs per contractor. During 2010, shipyards and Brazilian contractors submitted bids to build deepwater rigs for Petrobras. A deepwater drilling rig construction industry does not currently exist in Brazil and Noble did not participate in these bids primarily because we felt the capital risk associated with constructing a unit in Brazil at this time was inappropriate. On February 11, 2011, media reported that Petrobras had awarded the first tranche of seven drillships to a Brazilian shipyard for delivery beginning in 2015. The future of Petrobras’ building program remains uncertain and the ultimate number of deepwater rigs to be built in Brazil is still unknown. While Petrobras is currently in the market tendering for existing deepwater drilling units, the potential increase in supply from the Petrobras newbuild could also adversely impact overall industry dayrates and economics.
As of January 19, 2011, we had five jackup units operating with Pemex in Mexico, all of which have contracts scheduled to expire in 2011. Pemex has approved extensions to contracts for certain of these rigs as the contracts have reached expiration and has issued four ‘fast-track’ tenders aimed at keeping units working through the first quarter of 2011, but has allowed some of our other rigs to become available. Some recent tenders published by Pemex contain a requirement that certain units must have entered service since the year 2000. While Pemex has not yet succeeded in securing a significant number of younger rigs, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. As of February 11, 2011, tenders for 14 jackup rigs had been published. These tenders do not contain age restrictions and are due to be opened in the first quarter of 2011 with work commencing in the first and second quarters of 2011. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will continue to work for Pemex.
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petrobras regarding operations in Brazil. Under the terms of the MOU, we would substitute the dynamically positioned deepwater drillship Noble Phoenix, then under contract with Shell in Southeast Asia, for the dynamically positioned drillship Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract. Upon release by Shell, the Noble Phoenix will undergo limited contract preparations, after which the unit would mobilize to Brazil. We expect that acceptance of the Noble Phoenix in Brazil by Petrobras will take place in the fourth quarter of 2011. In connection with the cancelation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $55 million in the first quarter of 2011.
In January 2011, we reached a decision that we will not proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result of the cancelation of the upgrade, we expect that our first quarter 2011 results will include an associated non-cash impairment charge currently estimated to be approximately $40 million.
In connection with our existing drilling contracts with Petrobras for two of our drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius, and the Noble Roger Eason. These upgrade projects, planned for 2010 through 2012, are designed to enhance the reliability and operational performance of these drillships. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns due to labor, customs, local shipyard, local content and other issues. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or more of these drillships. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances could involve a variety of options. In January 2011, we canceled an upgrade project on a third drillship in Brazil, the Noble Muravlenko.

While we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our acquisition of Frontier further strengthens our position, especially in deepwater drilling. Furthermore, we believe that our financial strength as demonstrated by our entrance into a new credit facility and our recent sale of $1.1 billion of senior notes will continue to serve us well if additional opportunities present themselves in the future.
Our business strategy continues to be the active expansion of our worldwide offshore drilling and deepwater capabilities whereby we move our fleet towards the latest technology while maintaining the highest level of operational integrity with respect to health, safety, and the environment. Historically, we have accomplished this via rig and hull upgrades and modifications, acquisitions, and divestitures of lower specification units. While divestitures of non-competitive assets continue to be a part of the strategy, many of our existing units have been upgraded to their technical limits and our ability to complete acquisitions has been limited by market conditions. As a result, in recent years, we have actively expanded our fleet through the construction of new rigs, including jackups and drillships. In all of our investment decisions we seek to achieve a strong return on capital for the benefit of our shareholders. During 2010, we continued our strategy as indicated by the following activities:
•
we completed the acquisition of Frontier which added a total of five drillships (including two Bully-class joint venture-owned drillships under construction and to be completed in 2011), one semisubmersible and an FPSO to the fleet;

•
we completed construction on the Noble Dave Beard, a dynamically positioned ultra-deepwater semisubmersible that left the shipyard during the first quarter of 2010 and began operating under a long-term contract in Brazil;

•	we completed construction on the Noble Jim Day, a dynamically positioned ultra-deepwater semisubmersible that left the shipyard during the third quarter of 2010;
•
we continued construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2011;

•
we began construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013; and

•	we announced we would construct two high-specification heavy duty, harsh environment jackup rigs both of which are scheduled to be delivered during 2013.
In addition to the 2010 projects listed above, in January 2011 we announced we would construct two additional newbuild drillships at Hyundai Heavy Industry (“HHI”). The new ultra-deepwater drillships, to be named at a later date, will be constructed on a fixed price basis with expected deliveries from the shipyard in the second and fourth quarters of 2013, respectively. We have a letter of intent for one of these units for a five and one-half year contract with a subsidiary of Shell at a dayrate of $410,000, plus a 15 percent performance bonus opportunity. We have also negotiated options for two additional jackups and two additional HHI drillships.
Excluding the Frontier acquisition, capital expenditures totaled $1.4 billion during 2010.
Acquisition of Frontier Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet by adding three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one that is Arctic-class, a conventionally moored deepwater semisubmersible and one dynamically positioned FPSO to our fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.

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
Our existing U.S. Gulf of Mexico operations have been and will continue to be negatively impacted by the events and governmental action described above. As of December 31, 2010, our U.S. Gulf of Mexico operations included eight deepwater drilling units: the Noble Amos Runner, Noble Clyde Boudreaux, Noble Danny Adkins, Noble Jim Thompson, Noble Driller, Noble Paul Romano, Noble Lorris Bouzigard and Noble Jim Day. We estimate the negative impact to our revenues for the year ended December 31, 2010 to be approximately $450 million. We have worked and continue to work closely with our customers for drilling services in the U.S. Gulf of Mexico to address the hardships imposed by the governmental actions described above. The discussion below briefly describes the current status of each of these drilling units.
•
Noble Amos Runner. The Noble Amos Runner received its blow out preventer (“BOP”) certification and is currently operating in place of the Noble Lorris Bouzigard for LLOG Exploration, LLC (“LLOG”) at the full dayrate under the Noble Lorris Bouzigard contract.

•
Noble Clyde Boudreaux. In late June 2010, we reached agreement with our customer, Noble Energy, Inc. (“Noble Energy”), relating to the Noble Clyde Boudreaux to place the drilling unit on standby for a daily rate of $145,000 per day from June 15 through December 12, 2010. This unit has received its BOP certification. We have been awarded a letter of intent for this drilling unit by a subsidiary of Shell for work in Brazil. We expect to mobilize the unit in the first quarter of 2011.

•
Noble Danny Adkins. This unit received its BOP certification. The unit currently is operating under a permit, however, we cannot guarantee that our customer Shell will be able to continue to secure required permits, at which point, it could return to the lower stand-by rate.

•	Noble Jim Thompson. This unit is under contract with Shell and is receiving a reduced stand-by rate. This unit has received its BOP certification.
•
Noble Driller. This unit is under contract with Shell and is receiving a reduced stand-by rate while undergoing a shipyard project. This unit is expected to receive its BOP certification in the second quarter of 2011.

•	Noble Paul Romano. This unit is idle, having completed its drilling contract in June 2010. The unit has received its BOP certification and is being actively marketed to potential customers.

•
Noble Lorris Bouzigard. Prior to being swapped with the Noble Amos Runner this unit was under contract with LLOG. Currently, this drilling unit is cold stacked, but is being actively marketed to potential customers.

•
Noble Jim Day. Effective December 31, 2010 Marathon Oil Company (“Marathon”) terminated the drilling contract for the ultra-deepwater semisubmersible drilling rig Noble Jim Day. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by the contracted deadline of December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. This rig has received its BOP certification. We intend to pursue our rights under the contract against Marathon. In February 2011, we were awarded a letter of intent for this drilling unit by a subsidiary of Shell for work in the U.S. Gulf of Mexico.

It is still unclear when normal operations will resume, what the cost of additional safety measures will be and how additional regulations will impact our operations in the U.S. Gulf of Mexico.
Consummation of Migration and Internal Restructuring
On March 26, 2009, we completed a series of transactions that effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of these transactions, Noble-Cayman, our former publicly-traded parent company, became a direct, wholly-owned subsidiary of Noble-Swiss, our current publicly-traded parent company. Noble-Swiss’ principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding after March 26, 2009. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. In connection with these transactions, we relocated our principal executive offices, executive officers and selected personnel to Geneva, Switzerland.
Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of December 31, 2010 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2011	2012	2013	2014	2015-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (1) (5) (6) (7) (8) (9)	$11,430	$1,637	$1,760	$1,642	$1,707	$4,684
Jackups/Submersibles (2)	1,263	707	304	182	67	3
Other	—	—	—	—	—	—

Total (3)	$12,693	$2,344	$2,064	$1,824	$1,774	$4,687

Percent of Available Operating Days
Committed (4)		53%	31%	25%	19%	5%

(1)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2011 through 2012, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $269 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, and Noble Phoenix, as well as the three-year extension for the Noble Jim Thompson, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 75 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $410 million attributable to these performance bonuses.

(2)
Our drilling contracts with Pemex Exploracion y Produccion (“Pemex”) for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, the contract for one jackup has a dayrate indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrate is generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the December 31, 2010 index-based dayrate for periods subsequent to the firm dayrate period.

(3)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At December 31, 2010 we had six rigs contracted to Pemex in Mexico and our backlog includes approximately $147 million related to such contracts. Also, our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so.

(4)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2011 through 2013.

(5)
It is not possible to determine the impact to our revenues or backlog resulting from the U.S. government-imposed restrictions, efforts by operators to cancel or modify drilling contracts, and other consequences of the actions by the U.S. government. At December 31, 2010, backlog related to our U.S. Gulf of Mexico deepwater rigs totaled $5.6 billion, $471 million of which represents backlog for the twelve-month period ending December 31, 2011.

We entered into an agreement with Shell, effective June 27, 2010, which provides that Shell may suspend the contracts on three of our units operating in the U.S. Gulf of Mexico during any period of regulatory restriction by paying reduced suspension dayrates in lieu of the normal operating dayrates. The term of the initial contract is also extended by the suspension period. The impact of this agreement is to shift backlog among periods with an immaterial increase to total backlog because of the reduced suspension rates.

(6)
The Noble Homer Ferrington is under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), who entered into an assignment agreement with BP for a two well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition. ExxonMobil has informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig continues to be fully ready to operate under the drilling contract. We believe we are owed dayrate by either or both of these customers. The operating dayrate was approximately $538,000 per day for the work in Libya. We are proceeding with the arbitration process and intend to vigorously pursue these claims.

(7)
Noble and a subsidiary of Shell are involved in joint venture agreements to build, operate, and own both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of December 31, 2010, the combined amount of backlog for these rigs totals $2.4 billion, all of which is included in backlog. Noble’s net interest in the backlog for these rigs is $1.2 billion.

(8)
As described in “U.S. Gulf of Mexico Operations,” effective December 31, 2010, Marathon terminated the drilling contract for the Noble Jim Day, which represented approximately $752 million in contract backlog. Such amounts have been excluded from our backlog as of December 31, 2010.

(9)
As described in “Executive Overview,” subsequent to December 31, 2010, we announced an MOU with Petrobras whereby we would substitute the Noble Phoenix for the Noble Muravlenko and Shell agreed to release the Noble Phoenix from its contract. These transactions have not been reflected in backlog as of December 31, 2010 and will reduce our prospective backlog by approximately $460 million.

Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to become firm. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated.

Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In November 2010, we finalized settlements of this matter with each of the SEC and the DOJ. In order to resolve the DOJ investigation, we entered into a non-prosecution agreement with the DOJ, which provides for the payment of a fine of $2.6 million, as well as certain undertakings, including continued cooperation with the DOJ, compliance with the FCPA, certain self-reporting and annual reporting obligations and certain restrictions on our public discussion regarding the agreement. The agreement does not require that we install a monitor to oversee our activities and compliance with laws. In order to resolve the SEC investigation, we agreed to the entry of a civil judgment against us for violations of the FCPA. Pursuant to the agreed judgment, we agreed to disgorge profits of $4.3 million, pay prejudgment interest of $1.3 million and refrain from denying the allegations contained in the SEC’s petition, except in other litigation to which the SEC is not a party. We also agreed to an injunction restraining us from violating the anti-bribery, books and records, and internal controls provisions of the FCPA, and we waived a variety of litigation rights with respect to the conduct at issue. The agreed judgment does not require a monitor. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.
In January 2011, the Nigerian Economic and Financial Crimes Commission and the Nigerian Attorney General Office initiated an investigation into these same activities. A subsidiary of Noble-Swiss resolved this matter through the execution of a non-prosecution agreement dated January 28, 2011. Pursuant to this agreement, the subsidiary paid $2.5 million to resolve all charges and claims of the Nigerian government. Any additional sanctions we may incur as a result of any such investigation could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any such investigation could be expensive and consume significant time and attention of our senior management.
We have one jackup rig in Nigeria which is operating under a temporary import permit which expired in November 2008 and we have a pending application to renew this permit. We have received approval from the Nigerian Customs office that we will be allowed to obtain a new temporary import permit for this rig. We recently received a new temporary import permit for another rig in Nigeria that had been waiting for a temporary import permit based on a long-standing application. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

RESULTS OF OPERATIONS
2010 Compared to 2009
General
Net income attributable to Noble Corporation for 2010 was $773 million, or $3.02 per diluted share, on operating revenues of $2.8 billion, compared to net income for 2009 of $1.7 billion, or $6.42 per diluted share, on operating revenues of $3.6 billion.
The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2010 and 2009, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the year ended December 31, 2010 was $42 million higher than operating income for Noble-Swiss for the same period, primarily as a result of costs directly attributable to Noble-Swiss for stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2010 and 2009:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2010	2009	2010	2009	% Change	2010	2009	% Change

Jackups	79%	82%	12,376	12,719	-3%	$96,935	$147,701	-34%
Semisubmersibles	86%	100%	3,837	3,673	4%	288,163	368,398	-22%
Drillships	89%	91%	1,392	993	40%	256,067	254,084	1%
FPSO/Submersibles (3)	11%	51%	95	418	-77%	355,986	61,711	477%

Total	78%	84%	17,700	17,803	-1%	$152,292	$197,144	-23%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)	Effective March 31, 2009, the Noble Fri Rodli, which had been cold stacked since October 2007, was removed from our rig fleet.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2010 and 2009:

			Change
	2010	2009	$	%
Operating revenues:
Contract drilling services	$2,695,493	$3,509,755	$(814,262)	-23%
Reimbursables (1)	73,959	96,161	(22,202)	-23%
Other	2,332	1,302	1,030	79%

	$2,771,784	$3,607,218	$(835,434)	-23%

Operating costs and expenses:
Contract drilling services	$1,177,800	$1,006,764	$171,036	17%
Reimbursables (1)	56,674	82,122	(25,448)	-31%
Depreciation and amortization	528,011	398,572	129,439	32%
Selling, general and administrative	91,094	80,004	11,090	14%
(Gain)/Loss on asset disposal/involuntary conversion, net	—	31,053	(31,053)	**

	1,853,579	1,598,515	255,064	16%

Operating income	$918,205	$2,008,703	$(1,090,498)	-54%

(1)
We record reimbursements from customers for out-of-pocket expenses as revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues. The decrease in contract drilling services revenue for 2010 as compared to the prior year was primarily driven by reductions in both average dayrates and utilization. Lower dayrates decreased revenues approximately $798 million, while fewer operating days decreased revenues by approximately $16 million. The reduction in utilization was partially offset by the acquisition of Frontier and the addition of newbuilds.
The decrease in contract drilling services revenue related primarily to our jackups and semisubmersibles, which generated approximately $679 million and $248 million less revenue for the current year as compared to the prior year, respectively. The decrease in jackup revenue was from a 34 percent decline in dayrates primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico resulting from changes in market conditions in the global shallow water market. Reductions in average dayrates by 22 percent contributed to the decline in semisubmersible revenue. These reductions resulted from the drilling restrictions in the U.S. Gulf of Mexico where lower standby rates replaced the standard operating dayrates for a majority of our customers, lower utilization from the termination of certain contracts and a dispute with a customer over the Noble Homer Ferrington contract.
The decreases in revenue for the above rig classes were partially offset by higher revenues from our drillships and other rigs, which increased $113 million in the current year as compared to the prior year. The increase was primarily due to the addition of the drillships and FPSO added to the fleet as part of the Frontier acquisition of $143 million, partially offset by a decrease in revenues from our drillships operating in Brazil.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $171 million for the current year as compared to the prior year. Our newbuild rigs, the Noble Scott Marks, Noble Danny Adkins and Noble Dave Beard, which were added to the fleet in June 2009, October 2009 and March 2010, respectively, added approximately $109 million of operating costs in 2010. The acquisition of the Frontier rigs added an additional $55 million of operating costs. Excluding the additional expenses related to these newbuild and Frontier rigs, our contract drilling costs increased $7 million in 2010 as compared to 2009. This change was principally due to acquisition costs of $19 million coupled with increases in safety costs of $4 million, partially offset by a decrease in maintenance expenses of $9 million and a decrease in transportation and other expenses of $7 million.

Depreciation and amortization increased $129 million in 2010 over 2009 as a result of depreciation on newbuilds placed into service, and additional depreciation related to other capital expenditures on our fleet since the beginning of 2009. Also, the acquisition of Frontier added approximately $39 million in depreciation during the current year.
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
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2010 and 2009 (in thousands):

			Change
	2010	2009	$	%
Operating revenues:
Labor contract drilling services	$32,520	$30,298	$2,222	7%
Reimbursables (1)	2,872	3,040	(168)	-6%
Other	—	228	(228)	-100%

	$35,392	$33,566	$1,826	5%

Operating costs and expenses:
Labor contract drilling services	$22,056	$18,827	$3,229	17%
Reimbursables (1)	2,740	2,913	(173)	-6%
Depreciation and amortization	11,818	9,741	2,077	21%
Selling, general and administrative	903	258	645	250%
(Gain)/Loss on asset disposal, net	—	(214)	214	**

	37,517	31,525	5,992	19%

Operating income	$(2,125)	$2,041	$(4,166)	-204%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services increased in the current year primarily for fluctuations in foreign currency exchange rates coupled with increased labor and contract drilling services costs. The increase in depreciation results from fixed asset additions in conjunction with the relocation of our corporate offices to Switzerland.
Other Income and Expenses
Selling, general and administrative expenses. Overall selling, general and administrative expenses increased $12 million in 2010 from 2009 primarily as a result of the FCPA settlement of $8 million, along with increases in employee related costs of $2 million, increases in consulting fees of $2 million and Swiss VAT taxes of $2 million, partially offset by the worldwide asset consolidation project and migration costs and other expenses in 2009 of $2 million.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized increased $8 million primarily for the addition of $1.25 billion of debt issued in July 2010 to partially fund the Frontier acquisition.
Income Tax Provision. Our income tax provision decreased $194 million in 2010 compared to 2009 primarily due to a reduction in pre-tax earnings combined with a lower effective tax rate. Pre-tax earnings decreased approximately 55 percent in 2010 compared to 2009 resulting in a reduction of approximately $184 million in income tax expense. The lower effective tax rate, which was 15.6 percent in 2010 compared to 16.7 percent in 2009, reduced income tax expense by approximately $10 million.
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
The decrease in operating days in 2009 as compared 2008 was primarily due to downtime of certain rigs in 2009. Unpaid shipyard days increased 498 days in 2009 as compared to 2008, as we had 21 rigs spend time in the shipyard during 2009. We had only 12 rigs with unpaid shipyard days in 2008. Additionally, stacked days increased 850 days as the Noble Al White, Noble Byron Welliver, Noble Dick Favor, Noble Don Walker, Noble Fri Rodli, Noble Joe Beall, Noble Joe Alford, Noble Lester Pettus, Noble Lloyd Noble and Noble Tommy Craighead each were stacked for certain periods during 2009. In 2008, five rigs, the Noble Carl Norberg, Noble Don Walker, Noble Fri Rodli, Noble Joe Alford, and the Noble Roy Butler, spent a significant number of days stacked. The decrease in operating days in 2009 was partially offset by a 576 day increase in available days for the enhanced premium jackups Noble Hans Deul and Noble Scott Marks, which were placed into service in November 2008 and June 2009, respectively, and the addition of the semisubmersible Noble Danny Adkins, which began operating under contract in October 2009. We also had 275 less available days in 2009 as compared to 2008 due to the Noble Fri Rodli being removed from our rig fleet effective March 31, 2009. Additionally, 2009 had one less available operating day than 2008 due to the leap year, which reduced available days in 2009 by 54 days.
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
Income Tax Provision. Our income tax provision decreased $14 million primarily due to a lower effective tax rate in 2009 compared to 2008. The lower effective tax rate of 16.7 percent in 2009 compared to 18.4 percent in 2008 decreased income tax expense by approximately $34 million. The lower effective tax rate in 2009 resulted primarily from the worldwide internal restructuring that took place in October 2009 and from higher pre-tax earnings of non-U.S. owned assets, which generally have a lower statutory tax rate. This decrease was partially offset by increased pre-tax earnings of approximately $103 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal capital resource in 2010 was net cash from operating activities of $1.7 billion, which compared to $2.1 billion and $1.9 billion in 2009 and 2008, respectively. The decrease in net cash from operating activities in 2010 compared to 2009 was primarily attributable to lower operating revenues partially offset by a decrease in accounts receivable. At December 31, 2010, we had cash and cash equivalents of $338 million and $560 million available under our bank credit facility. Total debt as a percentage of total debt plus total equity was 27.5 percent and 10.0 percent at December 31, 2010 and 2009, respectively.
As a result of the cash generated by our operations, our cash on hand, the availability under our bank credit facilities and the bond offering proceeds discussed below, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs for 2011 including:
•	normal recurring operating expenses;
•	capital expenditures, including expenditures for newbuilds and upgrades;
•	repurchase of shares;
•	payments of return of capital in the form of a reduction of par value of our shares (in-lieu of dividends); and
•	contributions to our pension plans.

Capital Expenditures
Our primary liquidity requirement in 2011 will be for capital expenditures. Excluding the fair value of assets acquired as part of the Frontier acquisition, we had total capital expenditures of $1.4 billion, $1.4 billion and $1.2 billion for 2010, 2009 and 2008, respectively.
At December 31, 2010, we had six rigs under construction, and capital expenditures for new construction in 2010 totaled $653 million. Capital expenditures for newbuild rigs consisted of the following (in millions):

Expenditures
Project	in 2010
Noble Globetrotter II	$174.9
Noble Globetrotter I	134.6
Noble Jim Day	115.2
Noble Bully II	58.0
Newbuild Jackup #1	40.0
Newbuild Jackup #2	40.0
Noble Bully I	32.1
Other	58.5

Total	$653.3

Our total capital expenditures budget for 2011 is approximately $2.1 billion. At December 31, 2010, we had entered into certain commitments, including shipyard and purchase commitments for approximately $1.5 billion, of which we expect to spend approximately $955 million in 2011. Subsequent to December 31, 2010, we entered into shipyard commitments of approximately $1.0 billion in connection with the signing of construction contracts for two additional newbuild drillships, and canceled shipyard contracts totaling $77 million in connection with the decision not to proceed with the reliability upgrade on the Noble Muravlenko. We expect to spend approximately $300 million on the two additional newbuild drillships in 2011. Our remaining 2011 capital expenditure budget will generally be spent at our discretion. We may accelerate, delay or cancel certain capital projects, as needed.
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
Share Repurchases, Distributions of Capital and Dividends
Our Board of Directors and shareholders have authorized and adopted a share repurchase program. At December 31, 2010, 6.8 million shares remained available under this authorization. Future repurchases will be subject to the requirements of Swiss law, including the requirement that we and our subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all registered shares held by us and our subsidiaries, including treasury shares, may not exceed 10 percent of our registered share capital without shareholder approval. Our existing share repurchase program received the required shareholder approval prior to completion of our 2009 Swiss migration transaction. Share repurchases for each of the three years ended December 31, 2010 were as follows:

	Total Number			Average
Year Ended	of Shares		Total Cost	Price Paid
December 31,	Purchased		(in thousands)	per Share
2010	6,390,488	(1)	$230,936	$36.14
2009	5,470,000	(1)	186,506	34.10
2008	7,965,109		331,514	41.62

(1)	Repurchases made subsequent to March 26, 2009, which totaled 10.1 million shares, are being held as treasury shares at December 31, 2010

Our most recent quarterly payment to shareholders, in the form of a capital reduction, which was declared on February 4, 2011 and is to be paid on February 24, 2011 to holders of record on February 14, 2011, was 0.13 CHF per share, or an aggregate of approximately $35 million. The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.
Recently, our Board of Directors approved, subject to shareholder authorization at our upcoming annual general meeting scheduled for April 29, 2011, the payment of a regular return of capital through a reduction of the par value of our shares in a total amount equal to 0.52 CHF per share to be paid in four equal installments scheduled for August 2011, November 2011, February 2012 and May 2012. The payments will be made in U.S. Dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date. Although the amount of the return of capital, expressed in Swiss francs, is fixed, the amount of the payment in U.S. Dollars will fluctuate based on the exchange rate. The exchange rate as published by the Swiss National Bank on February 4, 2011 was 0.9463 CHF/1.0 USD. If approved by our shareholders, these returns of capital will require us to make total cash payments of approximately $140 million in 2011 (based on the exchange rate on February 4, 2011).
Contributions to Pension Plans
In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During 2010, 2009 and 2008 we made contributions to our non-U.S. and U.S. pension plans totaling $16 million, $18 million and $21 million, respectively. Due to improving market conditions, we expect the minimum aggregate contributions to our non-U.S. and U.S. plans in 2011, subject to applicable law, to be $6 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facilities and Long-Term Debt
Noble Credit Facilities and Long-Term Debt
We have a $600 million unsecured bank credit facility (the “Credit Facility”). The Credit Facility contains various covenants, including a debt to total tangible capitalization covenant that limits this ratio (as defined in the Credit Facility) to 0.60. As of December 31, 2010, our ratio of debt to total tangible capitalization as defined by the agreement was 0.22.
The Credit Facility provides us with the ability to issue up to $150 million in letters of credit. While the issuance of letters of credit does not increase our borrowings outstanding, it does reduce the amount available. At December 31, 2010, we had $40 million in borrowings outstanding and no letters of credit issued under the Credit Facility. We believe that we maintain good relationships with our lenders under the Credit Facility, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facility.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2010, we were in compliance or received a waiver on all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2011, expect to remain in compliance during the year.
At December 31, 2010, we had letters of credit of $126 million and performance and tax assessment bonds totaling $350 million supported by surety bonds outstanding. Of the letters of credit outstanding, $75 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

In February 2011, we entered into an additional revolving credit facility with an initial capacity of $300 million. The facility will be syndicated to a broader bank group and, subject to certain conditions, have a targeted capacity of $600 million. The facility matures in 2015 and provides us with the ability to issue up to $150 million in letters of credit. The covenants and events of default under the additional revolving credit facility are substantially similar to the Credit Facility, which remains in place. The new facility is guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Drilling Corporation.
Our total debt was $2.8 billion at December 31, 2010 as compared to $751 million at December 31, 2009. The increase in debt is due to the debt issuances of $1.25 billion aggregate principal amount of senior notes discussed below, the assumption of $691 million of joint venture debt related to the Frontier acquisition and $36 million in joint venture partner debt. For additional information on our long-term debt, see Note 7 to our Consolidated Financial Statements.
On July 26, 2010, we issued through NHIL, $1.25 billion aggregate principal amount of senior notes in three separate tranches, comprising $350 million of 3.45% Senior Notes due 2015, $500 million of 4.90% Senior Notes due 2020, and $400 million of 6.20% Senior Notes due 2040. Proceeds, net of discount and issuance costs, totaled $1.24 billion and were used to finance a portion of the cash consideration for the Frontier acquisition. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. Interest on all three series of these senior notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2011.
In February 2011, NHIL completed a debt offering of $1.1 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. The weighted average coupon of all three tranches is 4.71%. A portion of the net proceeds of approximately $1.09 billion, after expenses, was used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the Bully 1 and Bully 2 credit facilities. We expect to use the remaining proceeds for general corporate purposes, including financing a portion of our 2011 capital program.
Joint Venture Credit Facilities and Long-Term Debt
As part of the Frontier acquisition, we assumed secured non-recourse debt related to the Bully 1 and Bully 2 joint ventures. In February 2011, the outstanding balances of the Bully 1 and Bully 2 credit facilities, which totaled $691 million, were repaid in full and the credit facilities terminated using a portion of the proceeds from our February 2011 debt offering and equity contributions from our joint venture partner. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities. The Bully 1 and Bully 2 credit facilities are discussed further below.
The Bully 1 secured non-recourse credit facility consisted of a $375 million senior term loan facility, a $40 million senior revolving loan facility and a $50 million junior term loan facility. As of December 31, 2010, loans in an aggregate principal amount of $370 million were outstanding under the senior term loan facility. The senior term loan facility provided for floating interest rates that were fixed for one-, three- or six-month periods at LIBOR plus 2.5% prior to delivery and acceptance of the Noble Bully I drillship. As noted in Note 12- “Derivative Instruments and Hedging Activities”, the joint venture maintained interest rate swaps, with a notional amount of $278 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 1 credit facility was secured by assignments of the major contracts for the construction of the Noble Bully I drillship and its equipment, the drilling contract for the drillship, and various other rights. In connection with the termination of the credit facility, the security interest and related collateral has been released.
The Bully 2 secured non-recourse credit facility consisted of a $435 million senior term loan facility, a $10 million senior revolving loan facility and a $50 million cost overrun term loan facility. As of December 31, 2010, loans in an aggregate principal amount of $321 million were outstanding under the senior term loan facility. The senior term loan facility provided for floating interest rates that were fixed for three months or such other period selected by the borrower and agreed by the agent (but not to exceed three months), at LIBOR plus 2.5% prior to the occurrence of the delivery date of the hull and thereafter at LIBOR plus 2.3%, until contract commencement. As noted in Note 12- “Derivative Instruments and Hedging Activities”, the joint venture maintained an interest rate swap, with a notional amount of $326 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 2 credit facility was secured by assignments of the major contracts for the construction of the Noble Bully II drillship and its equipment, the drilling contract for the drillship, and various other rights. In connection with the termination of the credit facility, the security interest and related collateral has been released.

Certain amendments to the underlying drilling contracts and the revised vessel delivery impact to loan amortization schedules required consent from lenders to both Bully joint ventures. On the Bully 1 credit facility we obtained a waiver regarding certain covenants related to the completion date of the Noble Bully I drillship. The waiver was set to expire on February 28, 2011.
In September 2010, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes is 10%, payable semi-annually in arrears and in kind on June 30 and December 31 commencing in December 2010. The interest payable due in 2010 was rolled into the principal loan balance of the notes. The purpose of these notes is to provide additional liquidity to these joint ventures in connection with the shipyard construction of the Bully vessels. Our portion of the joint venture partner notes, which totaled $36 million at December 31, 2010, has been eliminated in our Consolidated Balance Sheets. The non-eliminated portions of these joint venture partner notes totaled $19 million for Bully 1 and $17 million for Bully 2 at December 31, 2010 and are due in 2016 and 2018, respectively.
Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments at December 31, 2010 (in thousands):

		Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter	Other
Contractual Cash Obligations
Long-term debt obligations (1)	$2,766,697	$80,213	$113,457	$456,405	$369,543	$472,232	$1,274,847	$—
Interest payments	1,437,398	151,502	146,302	131,122	106,667	90,912	810,893	—
Operating leases	36,964	6,844	4,993	4,733	4,658	3,037	12,699	—
Pension plan contributions	97,364	6,229	5,895	6,715	7,264	8,190	63,071	—
Purchase commitments (2)	1,478,447	955,218	394,352	128,877	—	—	—	—
Tax reserves (3)	144,537	—	—	—	—	—	—	144,537

Total contractual cash obligations	$5,961,407	$1,200,006	$664,999	$727,852	$488,132	$574,371	$2,161,510	$144,537

(1)	Includes approximately $691 million in Bully debt which was paid off in February 2011.

(2)	Purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases.

(3)
Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 10 to our accompanying consolidated financial statements.

At December 31, 2010, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called as we typically comply with the underlying performance requirement.
The following table summarizes our other commercial commitments at December 31, 2010 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Cash Obligations
Letters of Credit	$126,486	$89,798	$28,588	$—	$8,100	$—	$—
Surety bonds	350,268	329,164	21,104	—	—	—	—

Total commercial commitments	$476,754	$418,962	$49,692	$—	$8,100	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.
Principles of Consolidation
The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest.
The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for noncontrolling interests in December 2007, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of the FASB guidance on January 1, 2009 and applied the provisions retrospectively, with no material impact.
Our 2010 consolidated financial statements include the accounts of two 50 percent joint ventures where we hold a variable interest as defined under FASB codification where we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.
Amounts related to these two joint ventures at December 31, 2010, include the combined carrying amount of the drillships owned by the joint ventures of $869 million and total outstanding debt of $691 million, which excludes $72 million of joint venture partner notes. Our portion of these joint venture partner notes, which totaled $36 million, has been eliminated in our Consolidated Balance Sheets.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2010 and 2009, we had $3.6 billion and $2.3 billion of construction-in-progress, respectively. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to thirty years.
Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2010, 2009 and 2008 was $83 million, $55 million and $48 million, respectively.
Overhauls and scheduled maintenance of equipment are performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other Assets” in the Consolidated Balance Sheets. Such amounts totaled $183 million and $181 million at December 31, 2010 and 2009, respectively.
Amortization of deferred costs for major maintenance projects is reflected in “Depreciation and amortization” in the accompanying Consolidated Statements of Income. The amount of such amortization was $107 million, $102 million and $91 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total repair and maintenance expense for the years ended December 31, 2010, 2009 and 2008, exclusive of amortization of deferred costs for major maintenance projects, was $186 million, $175 million and $169 million, respectively.

In addition to our annual review of impairment which occurs during the fourth quarter each year, we evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the need for impairment we utilize a number of methodologies in the valuation of our rigs including utilizing both a market-based and a modified income-based approach. An impairment loss on our property and equipment exists when both the market-based approach and the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.
In May 2009, our jackup the Noble David Tinsley experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom, which resulted in severe damage to the legs and the rig. We recorded a charge of $17 million during the quarter ended June 30, 2009 related to this involuntary conversion, which includes approximately $9 million for the write-off of the damaged legs.
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
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2010 and 2009, loss reserves for personal injury and protection claims totaled $21 million and $23 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed.
We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $104 million and $32 million at December 31, 2010 and 2009, respectively. Such amounts are included in either “Other Current Liabilities” or “Other Liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition.
Consistent with FASB pronouncements, we record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses. Reimbursements for loss of hire under our insurance coverages are included in “(Gain)/loss on assets disposal/involuntary conversion, net” in the Consolidated Statements of Income.

Income Taxes
We operate through various subsidiaries in numerous countries throughout the world including the United States. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. The income and withholding tax rates and methods of computing taxable income vary significantly for each jurisdiction. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Switzerland or jurisdictions in which we or any of our subsidiaries operate or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. Our income tax expense is expected to fluctuate from year to year as our operations and income fluctuates in the different taxing jurisdictions.
As required by law, we file tax returns that are subject to review and examination by various tax authorities in the jurisdictions in which we operate. We are currently undergoing examinations in a number of jurisdictions for various fiscal years. We review our liabilities and tax exposure on an ongoing basis and, to the extent audits, settlements or other events cause us to adjust the prior period liabilities, we recognize such adjustments in the period of the event. We do not believe it is possible to reasonably project the impact of current or future examinations. Any settlement is based on a number of factors, which include among others, the amount asserted by the tax authorities, their willingness to negotiate and settle through their administrative process, the impartiality of their courts and the ability to offset such tax changes in other countries.
We maintain liabilities for potential tax exposures in our areas of operations and any provision or benefit resulting from changes to such liabilities are included in our tax provision along with related penalties and interest as applicable. Tax exposures include potential challenges to our intercompany transaction pricing methods, withholding tax rates, deductibility of operating and intercompany expenses and restructuring transactions. These exposures are typically resolved through audit settlements or through judicial means but can also be affected by changes in tax laws or other factors, which cause us to revise prior estimates. In addition, we may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to obtain adequate professional advice.
Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income and withholding taxes would not be material.
In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount ascertained to be unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred assets. Any change in the ability to utilize such deferred assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow.
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
Certain Significant Estimates and Contingent Liabilities
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. In addition, we are involved in several litigation matters, some of which could lead to potential liability to us. We follow FASB standards regarding contingent liabilities which are discussed in Note 14 “Commitments and Contingencies” in our Consolidated Financial Statements.

New Accounting Pronouncements
In June 2009, the FASB issued guidance which expanded disclosures that a reporting entity provides about transfers of financial assets and their effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
Also in June 2009, the FASB issued guidance that revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In October 2009, the FASB issued guidance that impacts the recognition of revenue in multiple-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multiple-deliverable arrangements and to align the accounting with the underlying economics of the multiple-deliverable transaction. This guidance is effective for fiscal years beginning on or after June 15, 2010. We do not believe this guidance will have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding purchases, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in level three fair value measurements are deferred until fiscal years beginning after December 15, 2010. These additional disclosures did not have and are not expected to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In February 2010, the FASB issued guidance that clarifies the disclosure of subsequent events for SEC registrants. Under this guidance an SEC registrant can disclose that the company has considered subsequent events through the date of filing with the SEC as opposed to specifically stating the date to which subsequent events were considered. This guidance is effective upon the issuance of the guidance. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In April 2010, the FASB issued guidance that codifies the need for disclosure relating to the disallowance of various credits as a result of the passage of both the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, which were signed into law in March 2010. The passage of these acts did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In December 2010, the FASB issued guidance that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective for annual reporting periods beginning on or after December 15, 2010. We do not anticipate the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facility. Interest on borrowings under the Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At December 31, 2010, we had $40 million in borrowings outstanding under the Credit Facility.
As part of the Frontier acquisition, we acquired an interest in the two Bully joint ventures with Shell. These joint ventures maintain interest rate swaps which are classified as cash flow hedges. The interest rate swaps relate to debt for the construction of the two Bully-class rigs undertaken by the two joint ventures, and the hedges are designed to fix the cash paid for interest on these projects. The purpose of these hedges is to satisfy bank covenants and to limit exposure to changes in interest rates. There are no credit risk related contingency features embedded in these swap agreements. The aggregate notional amounts of the interest rate swaps totaled $604 million as of December 31, 2010. The notional amounts and settlement dates for the Bully 1 are $278 million, with $47 million settling June 30, 2011 and the remainder settling quarterly, with the final amounts settling in December 2014. The notional amount and settlement dates for the Bully 2 interest rate swap is $326 million which settles quarterly, with the final amount settling in January 2018. The carrying amount of these interest rate swaps was $27 million which includes $31 million included in liabilities as part of the purchase price allocation for the Frontier acquisition and $0.4 million of unrealized gains included in “Accumulated other comprehensive income (loss)” at December 31, 2010 in our Consolidated Balance Sheets. A one percent change in the LIBOR rate would result in approximately an additional $1 million of interest charges per year. In February 2011, the outstanding balances of the Bully 1 and Bully 2 credit facilities, which totaled $691 million, were repaid in full and the credit facilities terminated. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $2.9 billion and $839 million at December 31, 2010 and 2009, respectively. The increase was a result of our issuance of $1.25 billion in debt, the assumption of $689 million of debt in the Frontier acquisition, the issuance of $40 million in our revolving credit facility, and the issuance of $36 million of joint venture partner debt, coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in “Accumulated other comprehensive income (loss)”. Amounts recorded in “Accumulated other comprehensive income (loss)” are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives; however, we do maintain certain derivatives which were not designated for hedge accounting under FASB standards.

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies to mitigate exchange exposure. The forward contract settlements in 2011 represent approximately 20 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $53 million at December 31, 2010. Total unrealized gains related to these forward contracts were $2 million and $0.4 million as of December 31, 2010 and 2009, respectively, and were recorded as part of “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. A ten percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $5 million.
We have entered into a firm commitment for the construction of our Noble Globetrotter I drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2010, the aggregate notional amount of the remaining forward contracts was 30 million Euros. Each forward contract settles in connection with required payments under the contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities” in our Consolidated Balance Sheets, depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. The fair market value of these outstanding forward contracts, which are included in “Other current assets/liabilities” and “Other assets/liabilities,” totaled approximately $3 million at December 31, 2010 and $0.8 million at December 31, 2009. A ten percent change in the exchange rate for the Euro would change the fair value of these forward contracts by approximately $4 million.
The Bully 2 joint venture maintained foreign exchange forward contracts to help mitigate the risk of currency fluctuation of the Singapore Dollar for the construction of the Bully II vessel taking place in a Singapore shipyard. The notional amount on these contracts totaled approximately $31 million as of December 31, 2010. These contracts do not qualify for hedge accounting treatment under FASB standards and therefore changes in fair values are recognized as either income or loss in our consolidated income statement. For the year ended December 31, 2010, we have recognized a gain of $2 million related to these foreign exchange forward contracts. A ten percent change in the exchange rate for the local currencies would change the fair value of these forward contracts and impact net income by approximately $3 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2010, our liability under the Restoration Plan totaled $7 million. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million at December 31, 2010. A ten percent change in the fair value of the phantom investments would change our liability by approximately $0.7 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.

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
Changes in market asset value related to the pension plans noted above could have a material impact upon our Consolidated Statements of Comprehensive Income and could result in material cash expenditures in future periods.

Item 8.	Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Noble Corporation, a Swiss Corporation (“Noble-Swiss”)
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Noble-Swiss and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2011

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$337,871	$735,493
Accounts receivable	387,414	647,454
Prepaid expenses	35,502	26,938
Other current assets	69,941	73,305

Total current assets	830,728	1,483,190

Property and equipment
Drilling equipment and facilities	12,471,283	8,666,750
Other	172,583	143,477

	12,643,866	8,810,227
Accumulated depreciation	(2,595,779)	(2,175,775)

	10,048,087	6,634,452

Other assets	342,506	279,254

Total assets	$11,221,321	$8,396,896

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$80,213	$—
Accounts payable	374,814	197,800
Accrued payroll and related costs	125,663	100,167
Taxes payable	15,382	68,760
Interest payable	40,260	11,258
Other current liabilities	84,049	55,962

Total current liabilities	720,381	433,947

Long-term debt	2,686,484	750,946
Deferred income taxes	258,822	300,231
Other liabilities	268,000	123,340

Total liabilities	3,933,687	1,608,464

Commitments and contingencies

Shareholders’ equity
Shares; 262,415 shares and 261,975 shares outstanding	917,684	1,130,607
Treasury shares, at cost; 10,140 shares and 3,750 shares	(373,967)	(143,031)
Additional paid-in capital	39,006	—
Retained earnings	6,630,500	5,855,737
Accumulated other comprehensive loss	(50,220)	(54,881)

Total shareholders’ equity	7,163,003	6,788,432

Noncontrolling interests	124,631	—

Total equity	7,287,634	6,788,432

Total liabilities and equity	$11,221,321	$8,396,896

See accompanying notes to the consolidated financial statements

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Operating revenues
Contract drilling services	$2,695,493	$3,509,755	$3,298,850
Reimbursables	76,831	99,201	90,849
Labor contract drilling services	32,520	30,298	55,078
Other	2,332	1,530	1,724

	2,807,176	3,640,784	3,446,501

Operating costs and expenses
Contract drilling services	1,177,800	1,006,764	1,011,882
Reimbursables	59,414	85,035	79,327
Labor contract drilling services	22,056	18,827	42,573
Depreciation and amortization	539,829	408,313	356,658
Selling, general and administrative	91,997	80,262	74,143
(Gain)/loss on asset disposal/involuntary conversion, net	—	30,839	(26,485)

	1,891,096	1,630,040	1,538,098

Operating income	916,080	2,010,744	1,908,403

Other income (expense)
Interest expense, net of amount capitalized	(9,457)	(1,685)	(4,388)
Interest income and other, net	9,886	6,843	8,443

Income before income taxes	916,509	2,015,902	1,912,458
Income tax provision	(143,077)	(337,260)	(351,463)

Net income	773,432	1,678,642	1,560,995

Net income attributable to noncontrolling interests	(3)	—	—

Net income attributable to Noble Corporation	$773,429	$1,678,642	$1,560,995

Net income per share attributable to Noble Corporation
Basic	$3.03	$6.44	$5.85
Diluted	$3.02	$6.42	$5.81

Dividends per share	$0.88	$0.18	$0.91

Weighted-Average Shares Outstanding:
Basic	253,123	258,035	264,782
Diluted	253,936	258,891	266,805
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$773,432	$1,678,642	$1,560,995
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	539,829	408,313	356,658
(Gain)/Loss on asset disposal/involuntary conversion, net	—	30,839	(26,485)
Deferred income tax provision	(41,409)	36,866	51,026
Share-based compensation	34,930	37,995	35,899
Pension contributions	(16,464)	(17,639)	(21,439)
Other changes in assets and liabilities:
Accounts receivable	343,844	(48,839)	(31,725)
Other current assets	3,976	(17,723)	(18,237)
Other assets	16,171	3,589	8,575
Accounts payable	(43,938)	11,646	2,490
Other current liabilities	15,975	(1,979)	(19,620)
Other liabilities	28,030	15,006	(9,945)

Net cash from operating activities	1,654,376	2,136,716	1,888,192

Cash flows from investing activities
New construction	(653,269)	(717,148)	(799,736)
Other capital expenditures	(666,673)	(594,957)	(323,955)
Major maintenance expenditures	(103,542)	(119,393)	(107,630)
Accrued capital expenditures	139,185	(63,561)	40,830
Acquisition of FDR Holdings, Ltd., net of cash acquired	(1,629,644)	—	—
Hurricane insurance receivables	—	—	21,747
Proceeds from disposal of assets	—	—	39,451

Net cash from investing activities	(2,913,943)	(1,495,059)	(1,129,293)

Cash flows from financing activities
Borrowings on bank credit facilities	40,000	—	30,000
Payments on bank credit facilities	—	—	(130,000)
Proceeds from issuance of notes to joint venture partner	35,000	—	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,238,074	—	249,238
Payments of other long-term debt	—	(172,700)	(10,335)
Settlement of interest rate swap	(6,186)	—	—
Net proceeds from employee stock transactions	11,828	12,168	12,771
Repurchases of employee shares	(10,116)	(7,106)	—
Dividends/par value reduction payments paid	(227,325)	(47,939)	(244,198)
Repurchases of ordinary shares	(219,330)	(203,898)	(314,122)

Net cash from financing activities	861,945	(419,475)	(406,646)

Net (decrease) increase in cash and cash equivalents	(397,622)	222,182	352,253
Cash and cash equivalents, beginning of period	735,493	513,311	161,058

Cash and cash equivalents, end of period	$337,871	$735,493	$513,311

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

							Accumulated
			Capital in				Other
	Shares		Excess of	Retained	Treasury	Noncontrolling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Shares	Interests	Loss	Equity

Balance at January 1, 2008	268,223	$26,822	$683,697	$3,602,870	$—	$—	$(5,067)	$4,308,322

Share-based compensation
Share-based compensation	1,176	117	35,782	—	—	—	—	35,899
Contribution to employee benefit plans	10	1	629	—	—	—	—	630
Exercise of stock options	1,008	102	19,339	—	—	—	—	19,441
Tax benefit of stock options exercised	—	—	3,467	—	—	—	—	3,467
Restricted shares surrendered for withholding taxes or forfeited	(553)	(56)	(10,081)	—	—	—	—	(10,137)
Repurchases of ordinary shares	(7,965)	(796)	(330,718)	—	—	—	—	(331,514)
Net income	—	—	—	1,560,995	—	—	—	1,560,995
Dividends paid ($0.91 per Share)	—	—	—	(244,198)	—	—	—	(244,198)
Other comprehensive income (loss), net	—	—	—	—			(52,190)	(52,190)

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$—	$—	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,472	766	8,255	28,974	—	—	—	37,995
Contribution to employee benefit plans	17	49	152	339	—	—	—	540
Exercise of stock options	720	3,098	162	8,908	—	—	—	12,168
Tax benefit of stock options exercised	—	—	(1,597)	9,144	—	—	—	7,547
Restricted shares surrendered for withholding taxes or forfeited	(413)	(597)	(5,527)	(982)	—	—	—	(7,106)
Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	(143,031)	—	—	(186,506)
Cancellation of shares in Transaction	(261,246)	(26,125)	26,125	(775,950)	—	—	—	(775,950)
Issuance of shares in Transaction	261,246	1,162,332	(386,382)	—	—	—	—	775,950
Net income	—	—	—	1,678,642	—	—	—	1,678,642
Dividends/par value reduction payments paid ($0.18 per share)	—	(34,934)	—	(13,005)	—	—	—	(47,939)
Other comprehensive income (loss), net	—	—	—	—	—	—	2,376	2,376

Balance at December 31, 2009	261,975	$1,130,607	$—	$5,855,737	$(143,031)	$—	$(54,881)	$6,788,432

Employee related equity activity
Share-based compensation	78	313	34,617	—	—	—	—	34,930
Contribution to employee benefit plans	8	30	196	—	—	—	—	226
Exercise of stock options	538	2,119	9,483	—	—	—	—	11,602
Tax benefit of stock options exercised	—	—	6,494	—	—	—	—	6,494
Restricted shares forfeited or repurchased for taxes	(184)	(809)	965	1,334	(11,606)	—	—	(10,116)
Repurchases of shares	—	—	—		(219,330)	—	—	(219,330)
Net income	—	—	—	773,429	—	3	—	773,432
Dividends/par value reduction payments paid ($0.88)	—	(214,576)	(12,749)	—	—	—	—	(227,325)
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	—	124,628	—	124,628
Other comprehensive income (loss), net	—	—	—	—	—	—	4,661	4,661

Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$124,631	$(50,220)	$7,287,634

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Net income	$773,432	$1,678,642	$1,560,995

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,456	277	(19,095)
Gain (loss) on foreign currency forward contracts	1,187	417	(2,219)
Gain (loss) on interest rate swaps	366	—	—
Net pension plan gain (loss) (net of a tax benefit of $2,888 in 2010, $1,635 in 2009 and $16,630 in 2008)	(1,898)	(1,424)	(31,806)
Amortization of deferred pension plan amounts (net of tax provision of $1,286 in 2010, $653 in 2009 and $413 in 2008	2,550	3,106	930

Other comprehensive income (loss), net	4,661	2,376	(52,190)

Total comprehensive income	778,093	1,681,018	1,508,805

Less: Net income attributable to noncontrolling interests	(3)	—	—

Less: Noncontrolling portion of gain on interest rate swaps	(183)	—	—

Comprehensive income attributable to Noble Corporation	$777,907	$1,681,018	$1,508,805

See accompanying notes to the consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of Noble Corporation, a Cayman Islands Company (“Noble-Cayman”):
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Noble-Cayman and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2011

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$333,399	$726,225
Accounts receivable	387,414	647,454
Prepaid expenses	33,232	26,289
Other current assets	69,821	72,917

Total current assets	823,866	1,472,885

Property and equipment
Drilling equipment and facilities	12,471,283	8,666,750
Other	143,691	115,414

	12,614,974	8,782,164
Accumulated depreciation	(2,594,954)	(2,175,775)

	10,020,020	6,606,389

Other assets	342,592	279,139

Total assets	$11,186,478	$8,358,413

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$80,213	$—
Accounts payable	374,559	197,712
Accrued payroll and related costs	120,634	99,372
Taxes payable	13,066	61,577
Interest payable	40,260	11,258
Other current liabilities	83,759	55,988

Total current liabilities	712,491	425,907

Long-term debt	2,686,484	750,946
Deferred income taxes	258,822	300,231
Other liabilities	268,026	123,137

Total liabilities	3,925,823	1,600,221

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	416,232	395,628
Retained earnings	6,743,887	6,391,320
Accumulated other comprehensive loss	(50,220)	(54,881)

Total shareholder equity	7,136,024	6,758,192

Noncontrolling interests	124,631	—

Total equity	7,260,655	6,758,192

Total liabilities and equity	$11,186,478	$8,358,413

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Operating revenues
Contract drilling services	$2,695,493	$3,509,755	$3,298,850
Reimbursables	76,831	99,201	90,849
Labor contract drilling services	32,520	30,298	55,078
Other	2,332	1,157	1,724

	2,807,176	3,640,411	3,446,501

Operating costs and expenses
Contract drilling services	1,172,801	1,006,764	1,011,882
Reimbursables	59,414	85,035	79,327
Labor contract drilling services	22,056	18,827	42,573
Depreciation and amortization	539,004	408,313	356,658
Selling, general and administrative	55,568	58,543	74,143
(Gain)/loss on asset disposal/involuntary conversion, net	—	30,839	(26,485)

	1,848,843	1,608,321	1,538,098

Operating income	958,333	2,032,090	1,908,403

Other income (expense)
Interest expense, net of amount capitalized	(9,457)	(1,685)	(4,388)
Interest income and other, net	8,527	6,810	8,443

Income before income taxes	957,403	2,037,215	1,912,458
Income tax provision	(141,866)	(336,834)	(351,463)

Net income	815,537	1,700,381	1,560,995

Net income attributable to noncontrolling interests	(3)	—	—

Net income attributable to Noble Corporation	$815,534	$1,700,381	$1,560,995

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$815,537	$1,700,381	$1,560,995
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	539,004	408,313	356,658
Loss/(Gain) on disposal of assets, net	—	30,839	(26,485)
Deferred income tax provision	(41,409)	36,866	51,026
Share-based compensation	—	8,399	35,899
Capital contribution by parent — share-based compensation	20,604	27,254	—
Pension contributions	(16,464)	(17,639)	(21,439)
Other changes in assets and liabilities:
Accounts receivable	343,844	(48,839)	(31,725)
Other current assets	5,329	(16,686)	(18,237)
Other assets	15,971	3,704	8,575
Accounts payable	(44,105)	11,558	2,490
Other current liabilities	9,798	(10,318)	(19,620)
Other liabilities	28,258	14,803	(9,945)

Net cash from operating activities	1,676,367	2,148,635	1,888,192

Cash flows from investing activities
New construction	(653,269)	(717,148)	(799,736)
Other capital expenditures	(665,844)	(566,894)	(323,955)
Major maintenance expenditures	(103,542)	(119,393)	(107,630)
Accrued capital expenditures	139,185	(63,561)	40,830
Hurricane insurance receivables	—	—	21,747
Proceeds from disposal of assets	—	—	39,451
Acquisition of FDR Holdings, Ltd., net of cash acquired	(1,629,644)	—	—

Net cash from investing activities	(2,913,114)	(1,466,996)	(1,129,293)

Cash flows from financing activities
Borrowings on bank credit facilities	40,000	—	30,000
Payments on bank credit facilities	—	—	(130,000)
Proceeds from issuance of notes to joint venture partner	35,000	—	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,238,074	—	—
Payments of other long-term debt	—	(172,700)	(10,335)
Settlement of interest rate swaps	(6,186)	—	—
Distributions to parent	(462,967)	(218,258)	—
Net proceeds from employee stock transactions	—	(6,430)	9,304
Tax benefit of employee stock transactions	—	—	3,467
Proceeds from issuance of senior notes, net of debt issuance costs	—	—	249,238
Dividends paid	—	(10,470)	(244,198)
Repurchases of ordinary shares	—	(60,867)	(314,122)

Net cash from financing activities	843,921	(468,725)	(406,646)

Net (decrease) increase in cash and cash equivalents	(392,826)	212,914	352,253
Cash and cash equivalents, beginning of period	726,225	513,311	161,058

Cash and cash equivalents, end of period	$333,399	$726,225	$513,311

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

						Accumulated
			Capital in			Other
	Shares		Excess of	Retained	Non-controlling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Interests	Loss	Equity

Balance at January 1, 2008	268,223	$26,822	$683,697	$3,602,870	$—	$(5,067)	$4,308,322

Share-based compensation
Share-based compensation	1,176	117	35,782	—	—	—	35,899
Contribution to employee benefit plans	10	1	629	—	—	—	630
Exercise of stock options	1,008	102	19,339	—	—	—	19,441
Tax benefit of stock options exercised	—	—	3,467	—	—	—	3,467
Restricted shares surrendered for withholding taxes or forfeited	(553)	(56)	(10,081)	—	—	—	(10,137)
Repurchases of ordinary shares	(7,965)	(796)	(330,718)	—	—	—	(331,514)
Net income	—	—	—	1,560,995	—	—	1,560,995
Dividends paid ($0.91 per Share)	—	—	—	(244,198)	—	—	(244,198)
Other comprehensive income (loss), net	—	—	—	—	—	(52,190)	(52,190)

Balance at December 31, 2008	261,899	$26,190	$402,115	$4,919,667	$—	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,331	133	8,266	—	—	—	8,399
Contribution to employee benefit plans	6	1	152	—	—	—	153
Exercise of stock options	15	2	145	—	—	—	147
Tax benefit of stock options exercised	—	—	6,533			—	6,533
Restricted shares surrendered for withholding taxes or forfeited	(285)	(29)	(5,534)	—	—	—	(5,563)
Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	—	—	(43,475)
Net income	—	—	—	1,700,381	—	—	1,700,381
Dividends/par value reduction payments paid ($0.04 per share)	—	—	—	(10,470)	—	—	(10,470)

Distributions to parent				(218,258)			(218,258)
Capital contributions by parent — share-based compensation			27,254				27,254
Other comprehensive income (loss), net	—	—	—	—	—	2,376	2,376

Balance at December 31, 2009	261,246	$26,125	$395,628	$6,391,320	$—	$(54,881)	$6,758,192

Distributions to parent	—	—	—	(462,967)	—	—	(462,967)
Capital contributions by parent — share-based compensation			20,604				20,604
Net income	—	—	—	815,534	3	—	815,537
Noncontrolling interests from FDR Holdings, Ltd. acquisition					124,628	—	124,628
Other comprehensive income (loss), net	—	—	—	—	—	4,661	4,661

Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$124,631	$(50,220)	$7,260,655

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Net income	$815,537	$1,700,381	$1,560,995

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,456	277	(19,095)
Gain (loss) on foreign currency forward contracts	1,187	417	(2,219)
Gain (loss) on interest rate swaps	366	—	—
Net pension plan gain (loss) (net of a tax benefit of $2,888 in 2010, $1,635 in 2009 and $16,630 in 2008)	(1,898)	(1,424)	(31,806)
Amortization of deferred pension plan amounts (net of tax provision of $1,286 in 2010, $653 in 2009 and $413 in 2008	2,550	3,106	930

Other comprehensive income (loss), net	4,661	2,376	(52,190)

Total comprehensive income	820,198	1,702,757	1,508,805

Less: Net income attributable to noncontrolling interests	(3)	—	—

Less: Noncontrolling portion of gain on interest rate swaps	(183)	—	—

Comprehensive income attributable to Noble Corporation	$820,012	$1,702,757	$1,508,805

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Organization and Significant Accounting Policies
Organization and Business
Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 73 mobile offshore drilling units and one floating production storage and offloading unit (“FPSO”) located worldwide. Our fleet consists of 14 semisubmersibles, 12 drillships, 45 jackups and two submersibles. Our fleet includes eight units under construction: two dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillships, two dynamically positioned, ultra-deepwater, harsh environment Bully-class drillships, two harsh environment jackup rigs announced in December 2010 and two ultra-deepwater drillships announced in January 2011. As of January 19, 2011, approximately 81 percent of our fleet was located outside the United States in the following areas: Middle East, India, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Consummation of Migration and Worldwide Internal Restructuring
On March 26, 2009, we completed a series of transactions that effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of these transactions, Noble-Cayman, the previous publicly traded Cayman Islands parent holding company, became a direct, wholly-owned subsidiary of Noble-Swiss, the current parent company. Noble-Swiss’ principal asset is all of the shares of Noble-Cayman. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. In connection with this transaction, we relocated our principal executive offices, executive officers and selected personnel to Geneva, Switzerland.
Principles of Consolidation
The consolidated financial statements include our accounts and those subsidiaries either wholly-owned or entities in which we hold a controlling financial interest.
The Financial Accounting Standards Board (“FASB”) issued authoritative guidance for noncontrolling interests in December 2007, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of the FASB guidance on January 1, 2009 and applied the provisions retrospectively, with no material impact.
Our 2010 consolidated financial statements include the accounts of two 50 percent joint ventures where we hold a variable interest as defined under FASB codification where we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Translation
Although we are a Swiss corporation, we define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2010, 2009 and 2008. We use the Canadian Dollar as the functional currency for our labor contract drilling services in Canada.

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
In accordance with FASB standards, cash flows from our labor contract drilling services in Canada are calculated based on the Canadian Dollar. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2010, 2009 or 2008.
Investments in Marketable Securities
Investments in marketable securities held at December 31, 2010 and 2009 were classified as trading securities and carried at fair value in “Other Current Assets” with the unrealized gain or loss included in “Other Income” in the accompanying Consolidated Statements of Income.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At both December 31, 2010 and 2009, there was $3.6 billion and $2.3 billion of construction-in-progress, respectively. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years. Included in accounts payable was $161 million and $47 million of capital accruals as of December 31, 2010 and 2009, respectively.
Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2010, 2009 and 2008 was $83 million, $55 million and $48 million, respectively.
Overhauls and scheduled maintenance of equipment are performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other Assets” in the Consolidated Balance Sheets. Such amounts totaled $183 million and $181 million at December 31, 2010 and 2009, respectively.
Amortization of deferred costs for major maintenance projects is reflected in “Depreciation and amortization” in the accompanying Consolidated Statements of Income. The amount of such amortization was $107 million, $102 million and $91 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total repair and maintenance expense for the years ended December 31, 2010, 2009 and 2008, exclusive of amortization of deferred costs for major maintenance projects, was $186 million, $175 million and $169 million, respectively.
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
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2010 and 2009, loss reserves for personal injury and protection claims totaled $21 million and $23 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed.
We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $104 million at December 31, 2010, including $65 million in fair value contract adjustments in connection with our acquisition of FDR Holdings Ltd. discussed in Note 2, as compared to $32 million at December 31 2009. Such amounts are included in either “Other Current Liabilities” or “Current Liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition. As discussed in Note 19 “Subsequent Events,” in connection with the cancelation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $55 million in the first quarter of 2011 which represented the unamortized balance of the contract’s fair value adjustment.
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
Accounting Pronouncements
In June 2009, the FASB issued guidance which expanded disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
Also in June 2009, the FASB issued guidance that revises how an entity evaluates variable interest entities. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In October 2009, the FASB issued guidance that impacts the recognition of revenue in multiple-deliverable arrangements. The guidance establishes a selling-price hierarchy for determining the selling price of a deliverable. The goal of this guidance is to clarify disclosures related to multiple-deliverable arrangements and to align the accounting with the underlying economics of the multiple-deliverable transaction. This guidance is effective for fiscal years beginning on or after June 15, 2010. We are in the process of evaluating this guidance but do not believe this guidance will have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding purchases, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in level three fair value measurements is deferred until fiscal years beginning after December 15, 2010. These additional disclosures did not have and are not expected to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In February 2010, the FASB issued guidance that clarifies the disclosure of subsequent events for SEC registrants. Under this guidance an SEC registrant can disclose that the company has considered subsequent events through the date of filing with the SEC as opposed to specifically stating the date to which subsequent events were considered. This guidance is effective upon the issuance of the guidance. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In April 2010, the FASB issued guidance that codifies the need for disclosure relating to the disallowance of various credits as a result of the passage of both the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, which were signed into law in March 2010. The passage of these acts did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In December 2010, the FASB issued guidance that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective for annual reporting periods beginning on or after December 15, 2010. We do not anticipate the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 2 — Acquisition of FDR Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet by adding three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one that is Arctic-class, a conventionally moored deepwater semisubmersible and one dynamically positioned FPSO to our fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.
The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date of July 28, 2010:

Fair value
ASSETS
Cash and cash equivalents	$77,375
Accounts receivable, net of $2,111 reserve	51,541
Other current assets	11,296
Other assets	11,469
Drilling equipment	2,527,148
Value of in-place contracts	77,260

Total assets acquired	$2,756,089

LIABILITIES
Accounts payable	$81,767
Other current liabilities	32,860
Consolidated joint ventures credit facilities	688,748
Other liabilities	36,824
Non-controlling interests	124,628
Value of in-place contracts	84,243

Total liabilities assumed	1,049,070

Cash consideration paid	$1,707,019

The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities was generally determined using historical carrying values given the short term nature of these items. The fair values of drilling equipment, in-place contracts and noncontrolling interests were determined using management’s estimates of future net cash flows. Such estimated future cash flows were discounted at an appropriate risk-adjusted rate of return. The fair values of the consolidated joint venture credit facilities and derivatives were determined based on a discounted cash flow model utilizing an appropriate market or risk-adjusted yield. The fair value of other assets and other liabilities, related to long-term tax items, was derived using estimates made by management. Fair value estimates for in-place contracts are located in “Other assets” and “Other liabilities” in our Consolidated Balance Sheet and will be amortized over the life of the respective contract. The weighted average life of those contracts totaled approximately 3.0 years as of the date of the acquisition.
As our allocation is final, any adjustment to the fair value of assets acquired and liabilities assumed, will be directly recorded in earnings. We currently do not anticipate any further changes to the purchase price allocation.
As of December 31, 2010, we have incurred $19 million in acquisition costs related to the Frontier acquisition. These costs have been expensed and are included in contract drilling services expense.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following unaudited pro forma financial information for the year ended December 31, 2010 and 2009, gives effect to the Frontier acquisition as if it had occurred at the beginning of the periods presented. The pro forma financial information for the year ended December 31, 2010 includes pro forma results for the period prior to the closing date of July 28, 2010 and actual results for the period from July 28, 2010 through December 31, 2010. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	2010	2009
Total operating revenues	$2,985,439	$3,965,457
Net income to Noble Corporation	716,875	1,674,722
Net income per share (Diluted)	$2.80	$6.40
Revenues from the Frontier rigs totaled $147 million from the closing date of July 28, 2010 through December 31, 2010. Operating expenses for this same period totaled $98 million for the Frontier rigs.
Consolidated joint ventures
In connection with the Frontier acquisition, we acquired Frontier’s 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell, PLC (“Shell”), for the construction and operation of the two Bully-class drillships. Since these entities’ equity at risk is insufficient to permit them to carry on their activities without additional subordinated financial support, they each meet the criteria for a variable interest entity. We have determined that we are the primary beneficiary for accounting purposes. Our determination is based on our ability to effectively control the principal activities of the entity as the primary maker of operational decisions. Additionally, we receive a management fee to oversee the construction of, and to manage the operation and maintenance of, the drillships, which is deemed a preference payment under current accounting literature. Accordingly, we consolidate the entities in our consolidated financial statements, eliminate intercompany transactions. The equity interest that is not owned by us is presented as noncontrolling interests on our Consolidated Balance Sheets.
Amounts related to these two joint ventures at December 31, 2010, include the combined carrying amount of the drillships owned by the joint ventures of $869 million and total outstanding debt of $691 million, which excludes $72 million of joint venture partner notes. Our portion of these joint venture partner notes, which totaled $36 million, has been eliminated in our Consolidated Balance Sheets. As discussed in Note 7 – “Debt,” the outstanding balances of the joint ventures’ credit facilities were repaid in full and the credit facilities terminated in February 2011.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3 — Earnings per Share
Our unvested share-based payment awards, which include restricted shares and restricted units are considered participating securities as they contain non-forfeitable rights to dividends and should be included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential share issuances in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss:

	Year Ended December 31,
	2010	2009	2008
Allocation of net income
Basic
Net income attributable to Noble Corporation	$773,429	$1,678,642	$1,560,995
Earnings allocated to unvested share-based payment awards	(7,497)	(16,811)	(13,195)

Net income — basic	$765,932	$1,661,831	$1,547,800

Diluted
Net income attributable to Noble Corporation	$773,429	$1,678,642	$1,560,995
Earnings allocated to unvested share-based payment awards	(7,481)	(16,758)	(13,131)

Net income — diluted	$765,948	$1,661,884	$1,547,864

Weighted average shares outstanding — basic	253,123	258,035	264,782
Incremental shares issuable from assumed exercise of stock options	813	856	2,023

Weighted average shares outstanding — diluted	253,936	258,891	266,805

Weighted average unvested share-based payment awards	2,438	2,611	2,224

Earnings per share
Basic	$3.03	$6.44	$5.85
Diluted	$3.02	$6.42	$5.81
Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the years ended December 31, 2010, 2009 and 2008, stock options totaling 0.8 million, 0.1 million and 0.7 million, respectively, were excluded from the diluted net income per share calculation as they were not dilutive.
Note 4 — Marketable Securities
Marketable Equity Securities
During 2008, we purchased investments that closely correlate to the investment elections made by participants in the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”) in order to mitigate the impact of the investment income and losses from the Restoration Plan on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million and $8 million at December 31, 2010 and 2009, respectively. These assets were classified as trading securities and carried at fair value in “Other current assets” with the realized and unrealized gain or loss included in “Other income” in the accompanying Consolidated Statements of Income. We recognized a gain of $0.7 million during 2010 and a loss of $2 million on these investments in both 2009 and 2008.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 5 — Receivables from Customers
We had an agreement with one of our customers in the U.S. Gulf of Mexico regarding outstanding receivables owed to us, which totaled approximately $59 million at December 31, 2009. The customer conveyed to us an overriding royalty interest (“ORRI”) as security for the outstanding receivables and agreed to a payment plan to repay all past due amounts. Amounts received by us pursuant to the ORRI have been applied to the customer’s payment obligations under the payment plan. As of December 31, 2010, the customer had repaid all amounts due to us under this agreement therefore our right to the ORRI has been extinguished.
In June 2010, a subsidiary of Frontier entered into a charter contract with a subsidiary of BP, plc (“BP”) for the FPSO, Seillean, with a term of a minimum of 100 days in connection with BP’s oil spill relief efforts in the U.S. Gulf of Mexico. The unit went on hire on July 23, 2010. In October 2010, after the Macondo well was sealed, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and demanded that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter and do not believe BP can successfully make such a claim. The charter has a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Based on the available information and the analysis we have performed to date, we have recorded the revenue under the charter, which was $29 million through the end of the contract. In the event BP is successful in its claim, we would take a charge for revenue recorded. However, we also believe that if BP were to be successful in claiming the contract void ab initio, we would have an indemnity claim against the former shareholders of Frontier, and have put them on notice to that effect.
Note 6 — Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Cash paid during the period for:
Interest, net of amounts capitalized	$4,044	$1,618	$3,014
Income taxes (net of refunds)	$194,423	$332,287	$258,392

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 7 — Debt
Long-term debt consists of the following at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
5.875% Senior Notes due 2013	$299,911	$299,874
7.375% Senior Notes due 2014	249,506	249,377
3.45% Senior Notes due 2015	350,000	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,672	—
6.20% Senior Notes due 2040	399,889	—
Bully 1 joint venture debt	370,000	—
Bully 2 joint venture debt	321,052	—
Bully 1 joint venture partner debt	18,500	—
Bully 2 joint venture partner debt	17,472	—
Credit Facility	40,000	—

Total Debt	2,766,697	750,946

Less: Current Maturities	(80,213)	—

Long-term Debt	$2,686,484	$750,946

We have a $600 million unsecured bank credit facility (the “Credit Facility”) which matures March of 2013, of which we had drawn $40 million as of December 31, 2010. The credit facility contains various covenants including a covenant that limits our ratio of debt to total tangible capitalization (as defined in the Credit Facility) to 0.60. As of December 31, 2010, our ratio of debt to total tangible capitalization, as defined by the facility, was 0.22.
In February 2011, we entered into an additional revolving credit facility with an initial capacity of $300 million. The facility matures in 2015 and provides us with the ability to issue up to $150 million in letters of credit. The covenants and events of default under the additional revolving credit facility are substantially similar to the Credit Facility, which remains in place. The new facility is guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Drilling Corporation (“NDC”).
At December 31, 2010, we had letters of credit of $126 million and performance and tax assessment bonds totaling $350 million supported by surety bonds outstanding. Of the letters of credit outstanding, $75 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
On July 26, 2010, we issued through NHIL, $1.25 billion aggregate principal amount of senior notes in three separate tranches, comprising $350 million of 3.45% Senior Notes due 2015, $500 million of 4.90% Senior Notes due 2020, and $400 million of 6.20% Senior Notes due 2040. Proceeds, net of discount and issuance costs, totaled $1.24 billion and were used to finance a portion of the cash consideration for the Frontier acquisition. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. Interest on all three series of these senior notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2011.
In February 2011, NHIL completed a debt offering of $1.1 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. The weighted average coupon of all three tranches is 4.71%. A portion of the net proceeds of approximately $1.09 billion after expenses was used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the Bully 1 and Bully 2 credit facilities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
As part of the Frontier acquisition, we assumed secured non-recourse debt related to the Bully 1 and Bully 2 joint ventures. In February 2011, the outstanding balances of the Bully 1 and Bully 2 credit facilities, which totaled $691 million, were repaid in full and the credit facilities terminated using a portion of the proceeds from our February 2011 debt offering and equity contributions from our joint venture partner. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities. The Bully 1 and Bully 2 credit facilities are discussed further below.
The Bully 1 secured non-recourse credit facility consisted of a $375 million senior term loan facility, a $40 million senior revolving loan facility and a $50 million junior term loan facility. As of December 31, 2010, loans in an aggregate principal amount of $370 million were outstanding under the senior term loan facility. The senior term loan facility provided for floating interest rates that were fixed for one-, three- or six-month periods at LIBOR plus 2.5% prior to delivery and acceptance of the Noble Bully I drillship. As noted in Note 12- “Derivative Instruments and Hedging Activities”, the joint venture maintained interest rate swaps, with a notional amount of $278 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 1 credit facility was secured by assignments of the major contracts for the construction of the Noble Bully I drillship and its equipment, the drilling contract for the drillship, and various other rights. In connection with the termination of the credit facility, the security interest and related collateral has been released.
The Bully 2 secured non-recourse credit facility consisted of a $435 million senior term loan facility, a $10 million senior revolving loan facility and a $50 million cost overrun term loan facility. As of December 31, 2010, loans in an aggregate principal amount of $321 million were outstanding under the senior term loan facility. The senior term loan facility provided for floating interest rates that were fixed for three months or such other period selected by the borrower and agreed by the agent (but not to exceed three months), at LIBOR plus 2.5% prior to the occurrence of the delivery date of the hull and thereafter at LIBOR plus 2.3%, until contract commencement. As noted in Note 12- “Derivative Instruments and Hedging Activities”, the joint venture maintained an interest rate swap, with a notional amount of $326 million, to satisfy bank covenants and to hedge the impact of interest rate changes on interest paid. The Bully 2 credit facility was secured by assignments of the major contracts for the construction of the Noble Bully II drillship and its equipment, the drilling contract for the drillship, and various other rights. In connection with the termination of the credit facility, the security interest and related collateral has been released.
Certain amendments to the underlying drilling contracts and the revised vessel delivery impact to loan amortization schedules required consent from lenders to both Bully joint ventures. On the Bully 1 credit facility we obtained a waiver regarding certain covenants related to the completion date of the Noble Bully I drillship. The waiver was set to expire on February 28, 2011. As these credit facilities have been refinanced using a portion of the proceeds from our February 2011 debt offering and equity contributions from our joint venture partner, we continued to classify the non-current portions of the Bully 1 credit facilities as “Long-term debt” in our Consolidated Balance Sheets.
In September 2010, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes is 10%, payable semi-annually in arrears and in kind on June 30 and December 31 commencing in December 2010. The interest payable due in 2010 was rolled into the principal loan balance of the notes. The purpose of these notes is to provide additional liquidity to these joint ventures in connection with the shipyard construction of the Bully vessels. Our portion of the joint venture partner notes, which totaled $36 million at December 31, 2010, has been eliminated in our Consolidated Balance Sheets. The non-eliminated portions of these joint venture partner notes totaled $19 million for Bully 1 and $17 million for Bully 2 at December 31, 2010 and are due in 2016 and 2018, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

	Total	2011	2012	2013	2014	2015	Thereafter
5.875% Senior Notes due 2013	$299,911	$—	$—	$299,911	$—	$—	$—
7.375% Senior Notes due 2014	249,506	—	—	—	249,506	—	—
3.45% Senior Notes due 2015	350,000	—	—	—	—	350,000	—
7.50% Senior Notes due 2019	201,695	—	—	—	—	—	201,695
4.90% Senior Notes due 2020	498,672	—	—	—	—	—	498,672
6.20% Senior Notes due 2040	399,889	—	—	—	—	—	399,889
Bully 1 joint venture debt	370,000	63,000	63,000	63,000	63,000	63,000	55,000
Bully 2 joint venture debt	321,052	17,213	50,457	53,494	57,037	59,232	83,619
Bully 1 joint venture partner debt	18,500	—	—	—	—	—	18,500
Bully 2 joint venture partner debt	17,472	—	—	—	—	—	17,472
Credit Facility	40,000	—	—	40,000	—	—	—

Total	$2,766,697	$80,213	$113,457	$456,405	$369,543	$472,232	$1,274,847

Fair Value of Financial Instruments
Fair value, as used in FASB standards, represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
5.875% Senior Notes due 2013	$299,911	$324,281	$299,874	$325,398
7.375% Senior Notes due 2014	249,506	282,078	249,377	282,105
3.45% Senior Notes due 2015	350,000	357,292	—	—
7.50% Senior Notes due 2019	201,695	242,464	201,695	231,015
4.90% Senior Notes due 2020	498,672	516,192	—	—
6.20% Senior Notes due 2040	399,889	423,345	—	—
Bully 1 joint venture debt	370,000	370,000	—	—
Bully 2 joint venture debt	321,052	321,052	—	—
Bully 1 joint venture partner debt	18,500	18,500	—	—
Bully 2 joint venture partner debt	17,472	17,472	—	—
Credit Facility	40,000	40,000	—	—
As both the Bully joint venture debt and the credit facility bears interest at a variable rate, we have deemed the fair value to approximate the carrying value as of December 31, 2010. The Bully joint venture partner debt is subordinated debt with joint venture partners and was entered into in September 2010 with interest in kind added to the outstanding balance on December 31, 2010, with no modification, therefore any difference between carrying value and estimated fair value is considered immaterial.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 8 — Shareholders’ Equity
Share capital
The following is a detail of Noble-Swiss’ share capital as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Shares outstanding and trading	252,275	258,225
Treasury shares	10,140	3,750

Total shares outstanding	262,415	261,975

Treasury shares held for share-based compensation plans	13,851	14,291

Total shares authorized for issuance	276,266	276,266

Par value (in Swiss Francs)	3.93	4.85
Shares authorized for issuance by Noble-Swiss at December 31, 2010 totaled 276.3 million shares and include 10.1 million shares held in treasury and 13.9 million shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock. Our Board of Directors is authorized to issue up to a maximum of 414.4 million shares without additional shareholder approval and without conditions regarding use.
Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 138.1 million conditionally authorized registered shares without obtaining additional shareholder approval. The issuance of these conditionally authorized registered shares is subject to certain conditions regarding their use.
Share Repurchases
Share repurchases were made pursuant to the share repurchase program which our Board of Directors authorized and adopted. At December 31, 2010, 6.8 million shares remained available under this authorization. Future repurchases will be subject to the requirements of Swiss law, including the requirement that we and our subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all registered shares held by us and our subsidiaries, including treasury shares, may not exceed 10 percent of our registered share capital without shareholder approval. Our existing share repurchase program received the required shareholder approval prior to completion of our 2009 Swiss migration transaction. Share repurchases for each of the three years ended December 31, 2010 are as follows:

	Total Number			Average
Year Ended	of Shares			Price Paid
December 31,	Purchased		Total Cost	per Share
2010	6,390,488	(1)	$230,936	$36.14
2009	5,470,000	(1)	186,506	34.10
2008	7,965,109		331,514	41.62

(1)	Repurchases made subsequent to March 26, 2009, which totaled 10.1 million shares are being held as treasury shares at December 31, 2010.
Share-Based Compensation Plans
Stock Plans
The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. The 1991 Plan limits the total number of shares issuable under the plan to 45.1 million. As of December 31, 2010, we had 4.4 million shares remaining available for grants to employees under the 1991 Plan.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. We granted options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. The 1992 Plan limits the total number of shares issuable under the plan to 1.6 million. As of December 31, 2010, we had 0.7 million shares remaining available for award to non-employee directors under the 1992 Plan.
Stock Options
A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2010, 2009 and 2008 and the changes during the year ended on those dates is presented below:

	2010		2009		2008
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	3,121,317	$24.39	3,553,999	$22.84	4,397,773	$21.28
Granted	212,730	39.46	302,815	24.63	168,277	43.01
Exercised (1)	(549,405)	21.12	(718,283)	16.94	(1,007,750)	19.29
Forfeited	(17,156)	20.78	(17,214)	19.52	(4,301)	24.07

Outstanding at end of year (2)	2,767,486	26.22	3,121,317	24.39	3,553,999	22.84

Exercisable at end of year (2)	2,310,614	$24.79	2,688,179	$23.52	3,232,260	$21.25

(1)	The intrinsic value of options exercised during the year ended December 31, 2010 was $11.6 million.

(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 was $26.7 million.
The following table summarizes additional information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Underlying	Remaining	Exercise	Number	Exercise
	Options	Life (Years)	Price	Exercisable	Price
$15.55 to $24.65	1,101,845	2.54	$16.82	1,096,484	$16.79
$24.66 to $34.67	857,487	6.77	26.45	666,710	26.97
$34.68 to $43.01	808,154	6.97	28.42	547,420	38.18

Total	2,767,486	5.00	$23.19	2,310,614	$24.79

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Fair value information and related valuation assumptions for stock options granted are as follows:

	2010	2009	2008
Weighted average fair value per option granted	$16.14	$8.64	$16.00

Valuation assumptions:
Expected option term (years)	6	5	5
Expected volatility	44.6%	38.5%	35.6%
Expected dividend yield	1.2%	0.7%	0.4%
Risk-free interest rate	2.6%	2.1%	2.9%
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
A summary of the status of our non-vested stock options at December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-Vested Options at January 1, 2010	433,138	$10.71
Granted	212,730	16.14
Vested	(188,996)	11.63
Forfeited	—	—

Non-Vested Options at December 31, 2010	456,872	$12.91

At December 31, 2010, there was $3 million of total unrecognized compensation cost remaining for option grants awarded under the 1991 Plan. We attribute the service period to the vesting period and the unrecognized compensation is expected to be recognized over a weighted-average period of 1.2 years. Compensation cost recognized during the years ended December 31, 2010, 2009 and 2008 related to stock options totaled $3 million, $2 million and $2 million, respectively.
We issue new shares to meet the share requirements upon exercise of stock options. We have historically repurchased shares in the open market from time to time which minimizes the dilutive effect of share-based compensation.
Restricted Stock
We have awarded both time-vested restricted stock and market based performance-vested restricted stock under the 1991 Plan. The time-vested restricted stock awards generally vest over a three year period. The number of performance-vested restricted shares which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria are strictly market based criteria as defined by FASB standards.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The market based performance-vested restricted stock is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the performance-vested restricted stock awards include historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

	2010	2009	2008
Valuation assumptions:
Expected volatility	57.2%	47.6%	40.9%
Expected dividend yield	0.5%	0.5%	0.5%
Risk-free interest rate	1.3%	2.1%	2.2%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
A summary of the restricted share awards for each of the years in the period ended December 31 is as follows:

	2010	2009	2008
Time-vested restricted shares:
Shares awarded (maximum available)	537,269	820,523	752,160
Weighted-average share price at award date	$39.69	$26.99	$43.18
Weighted-average vesting period (years)	3.0	3.0	3.0

Performance-vested restricted shares:
Shares awarded (maximum available)	349,784	579,160	348,758
Weighted-average share price at award date	$39.73	$24.46	$43.92
Three-year performance period ended December 31	2012	2011	2010
Weighted-average award-date fair value	$17.76	$13.55	$24.26
We award both time-vested restricted stock and unrestricted shares under the 1992 Plan. The time-vested restricted stock awards generally vest over a three-year period. During the years ended December 31, 2010, 2009 and 2008, we awarded 78,714, 67,280 and 45,281 unrestricted shares to non-employee directors, resulting in related compensation cost of $3 million, $2 million and $2 million, respectively. We did not award any time-vested restricted stock under the 1992 Plan during the year ended December 31, 2010.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
A summary of the status of non-vested restricted shares at December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

	Time-Vested	Weighted	Performance-Vested	Weighted
	Restricted	Average	Restricted	Average
	Shares	Award-Date	Shares	Award-Date
	Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested restricted shares at January 1, 2010	1,445,719	$33.61	1,225,786	$16.28
Awarded	537,269	39.69	349,784	17.76
Exercised	(731,422)	35.45	(158,931)	13.63
Forfeited	(52,015)	35.68	(190,770)	13.63

Non-vested restricted shares at December 31, 2010	1,199,551	$35.13	1,225,869	$17.01

(1)
The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.

At December 31, 2010 there was $24 million of total unrecognized compensation cost related to the time-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.4 years. The total award-date fair value of time-vested restricted shares vested during the year ended December 31, 2010 was $26 million.
At December 31, 2010, there was $7 million of total unrecognized compensation cost related to the performance-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.4 years. The total potential compensation for performance-vested restricted stock is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2010, 190,770 performance-vested shares for the 2007-2009 performance period were forfeited. On January 1, 2011, no shares of the performance-vested shares for the 2008-2010 performance period vested and, in February 2011, 310,200 shares for the same performance period were forfeited.
Compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 related to all restricted stock totaled $35 million ($30 million net of income tax), $32 million ($27 million net of income tax) and $29 million ($24 million net of income tax), respectively. Capitalized compensation costs totaled approximately $1 million in 2010, 2009, and 2008.
Note 9 — Accumulated Comprehensive Loss
The following table sets forth the components of “Accumulated other comprehensive loss,” net of deferred taxes:

	December 31,
	2010	2009	2008

Foreign currency translation adjustments	$(9,736)	$(12,192)	$(12,469)
Gain (loss) on foreign currency forward contracts	1,604	417	—
Gain (loss) on interest rate swaps	366	—	—
Deferred pension amounts	(42,454)	(43,106)	(44,788)

Accumulated Other comprehensive (loss), net	(50,220)	(54,881)	(57,257)

Less: Noncontrolling interest portion of gain on interest rate swaps	(183)	—	—

Other comprehensive (loss), net attributable to Noble Corporation	$(50,403)	$(54,881)	$(57,257)

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 10 — Income Taxes
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
In certain circumstances, management expects that, due to changing demands of the offshore drilling markets and the ability to re-deploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. If management’s expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly. The components of the net deferred taxes were as follows:

	2010	2009
Deferred tax assets:
United States
Net operating loss carry forwards	$7,256	$—
Deferred pension plan amounts	4,288	958
Accrued expenses not currently deductible	37,258	12,436
Other	1,124	1,316
Non-U.S.:
Net operating loss carry forwards	71,160	—
Deferred pension plan amounts	4,018	4,870
Other	130	185

Deferred tax assets	125,234	19,765
Less: valuation allowance	(6,000)	—

Net deferred tax assets	$119,234	$19,765

Deferred tax liabilities:
United States
Excess of net book basis over remaining tax basis	$(297,284)	$(308,789)
Other	(3,019)	(4,790)
Non-U.S.:
Excess of net book basis over remaining tax basis	(67,087)	(6,417)

Deferred tax liabilities	$(367,390)	$(319,996)

Net deferred tax liabilities	$(248,156)	$(300,231)

Income before income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
United States	$132,326	$738,130	$745,276
Non-U.S.	784,183	1,277,772	1,167,182

Total	$916,509	$2,015,902	$1,912,458

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The income tax provision consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Current- United States	$80,895	$240,188	$215,412
Current- Non-U.S.	101,192	64,210	86,339
Deferred- United States	(36,403)	33,530	47,307
Deferred- Non-U.S.	(2,607)	(668)	2,405

Total	$143,077	$337,260	$351,463

The following is a reconciliation of our reserve for uncertain tax position amounts, excluding interest and penalties:

	2010	2009	2008

Gross Balance at January 1,	$87,668	$84,942	$58,167
Additions based on tax positions related to current year (1)	6,942	9,087	32,846
Additions for tax positions of prior years	40,264	29,024	—
Reductions for tax positions of prior years	—	(21,659)	(4,810)
Expiration of statutes (2)	(6,293)	(9,487)	(220)
Tax Settlements	—	(4,239)	(1,041)

Gross balance at December 31,	128,581	87,668	84,942
Related tax benefits	(7,693)	(6,883)	(4,776)

Net Reserve at December 31,	$120,888	$80,785	$80,166

(1)	$0.5 million related to transactions recorded directly to equity for the year ended December 31, 2008

(2)	$(4.9) and $(5.8) million related to transactions recorded directly to equity for the year ended December 31, 2010 and December 31, 2009, respectively.
The liabilities related to our reserve for uncertain tax position amounts were comprised of the following:

	2010	2009

Reserve for uncertain tax position amounts, excluding interest and penalties	$120,888	$80,785
Interest and penalties	23,649	17,577

Reserve for uncertain tax position amounts, including interest and penalties	$144,537	$98,362

The increase in uncertain tax positions at December 31, 2010 was primarily due to tax positions taken on returns filed and from the acquisition of FDR Holdings Limited. If these reserves of $145 million are not realized, the provision for income taxes will be reduced by $129 million and equity would be directly increased by $16 million.
We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties included in income tax expense totaled $6 million, $5 million, and $3 million in 2010, 2009 and 2008, respectively. Total interest and penalties accrued in “Other liabilities” totaled $24 million and $18 million as of December 31, 2010 and 2009, respectively.
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax position amounts may increase or decrease in the next twelve months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.
We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Brazil, India, Mexico, Nigeria, Norway, Qatar, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2007 and non-U.S. income tax examinations for years before 2000.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. Earnings taxable in Switzerland at the Swiss statutory rate of 8.5% are not material due to participation exemption, and the Cayman Islands does not impose a corporate income tax. A reconciliation of tax rates outside of Switzerland and the Cayman Islands to our Noble-Swiss effective rate is shown below:

	Year Ended December 31,
	2010	2009	2008
Effect of:
Tax Rates which are different than the Swiss and Cayman Island rates	14.6%	17.3%	18.0%
Reserve for (resolution of) tax authority audits	1.0%	-0.6%	0.4%

Total	15.6%	16.7%	18.4%

In 2010, we generated and utilized $17 million of U.S. foreign tax credits. In 2009, we fully utilized our foreign tax credits of $71 million. In 2008, we fully utilized our foreign tax credits of $71 million.
Deferred income taxes and the related dividend withholding taxes have not been provided on approximately $1.6 billion of undistributed earnings of our U.S. subsidiaries. We consider such earnings to be permanently reinvested in the U.S. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. If such earnings were to be distributed, we would be subject to U.S. taxes, which would have a material impact on our results of operations.
Note 11 — Employee Benefit Plans
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at the beginning of year	$94,988	$132,517	$67,517	$116,363
Service cost	4,260	7,648	3,674	7,213
Interest cost	4,926	7,829	4,279	6,854
Actuarial loss (gain)	3,837	13,012	16,498	4,950
Benefits paid	(2,438)	(3,103)	(1,771)	(2,863)
Plan participants’ contributions	669	—	544	—
Foreign exchange rate changes	(5,109)	—	4,247	—
Curtailment gain	—	—	—	—

Benefit obligation at end of year	$101,133	$157,903	$94,988	$132,517

For the U.S. plans, the actuarial loss in 2010 is primarily the result of updated actuarial assumptions related to the deterioration of market conditions.
A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$117,340	$124,874	$95,932	$93,548
Actual return on plan assets	13,434	12,522	11,623	22,480
Employer contributions	6,202	10,250	5,938	11,709
Benefits and expenses paid	(2,075)	(3,104)	(1,364)	(2,863)
Plan participants’ contributions	669	—	544	—
Expenses paid	(364)	—	(407)	—
Foreign exchange rate changes	(6,511)	—	5,074	—

Fair value of plan assets at end of year	$128,695	$144,542	$117,340	$124,874

The funded status of the plans is as follows:

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$27,562	$(13,361)	$22,352	$(7,643)

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Amounts recognized in the Consolidated Balance Sheets consist of:

	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$28,240	$6,594	$23,098	$6,307
Other liabilities (current)	—	(1,353)	—	(443)
Other liabilities (noncurrent)	(678)	(18,602)	(746)	(13,507)

Net amount recognized	$27,562	$(13,361)	$22,352	$(7,643)

Amounts recognized in the “Accumulated other comprehensive loss” consist of:

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$11,591	$51,966	$17,575	$44,726
Prior service cost	—	1,586	—	1,813
Transition obligation	70	—	150	—
Deferred income tax asset	(4,017)	(18,742)	(4,869)	(16,289)

Accumulated other comprehensive loss	$7,644	$34,810	$12,856	$30,250

Pension cost includes the following components:

	Year Ended December 31,
	2010		2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service Cost	$4,260	$7,648	$3,674	$7,213	$3,883	$6,295
Interest Cost	4,926	7,829	4,279	6,854	4,545	6,459
Return on plan assets	(5,321)	(9,568)	(5,377)	(7,143)	(6,642)	(8,909)
Pension obligation settlement	718	227	—	—	—	—
Amortization of prior service cost	70	—	249	294	(21)	391
Amortization of transition obligation	—	—	73	—	624	—
Recognized net actuarial loss	—	2,821	—	4,124	—	349
Net curtailment (gain)	—	—	—	—	(1,993)	—

Net pension expense	$4,653	$8,957	$2,898	$11,342	$396	$4,585

Defined Benefit Plans — Disaggregated Plan Information
Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$101,133	$157,903	$94,988	$132,517
Accumulated benefit obligation	97,913	122,475	92,392	99,235
Fair value of plan assets	128,694	144,543	117,340	124,874

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2010 and 2009. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$4,906	$140,320	$4,859	$116,374
Fair value of plan assets	4,228	120,365	4,112	102,424
The PBO for the unfunded excess benefit plan was $13 million and $10 million at December 31, 2010 and 2009, respectively, and is included under “U.S.” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2010 and 2009. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$4,588	$7,943	$4,516	$5,784
Fair value of plan assets	4,228	—	4,112	—
The ABO for the unfunded excess benefit plan was $8 million at December 31, 2010 as compared to $6 million in 2009, and is included under “U.S.” in the above tables.
Defined Benefit Plans — Key Assumptions
The key assumptions for the plans are summarized below:

	Year Ended December 31,
	2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	5.3%-5.4%	5%-5.8%	5.3%-5.7%	5.8%-6.0%
Rate of compensation increase	3.9%-4.6%	5.0%	3.9%-4.4%	5.0%

	Year Ended December 31,
	2010		2009		2008
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.

Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	5.3%-5.4%	5.8%-6.0%	5.3%-5.7%	5.8%-6.0%	5.3%-6.7%	6.5%
Expected long-term return on assets	3.0%-6.5%	7.8%	3.0%-6.5%	7.8%	4.5%-6.5%	7.8%
Rate of compensation increase	3.9%-4.0%	5.0%	3.9%-4.4%	5.0%	3.9%-4.0%	5.0%
The discount rate used to calculate the net present value of future benefit obligations for our U.S. plan is based on the average of current rates earned on long-term bonds that receive a Moody's rating of “Aa” or better We have determined that the timing and amount of expected cash outflows on our plan reasonably match this index. For non-U.S. plans, the discount rates used to calculate the net present value of future benefit obligations are determined by using a yield curve of high quality bond portfolios with an average maturity approximating that of the liabilities.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Defined Benefit Plans — Plan Assets
Non-U.S. Plans
Both the Noble Enterprises Limited and Noble Drilling (Nederland) B.V. pension plans have a targeted asset allocation of 100 percent debt securities. The investment objective for the Noble Enterprises Limited U.S. Dollar plan assets is to earn a favorable return against the Citigroup World Governmental Bond Index for all maturities greater than one year. The investment objective for both the Noble Enterprises Limited and the Noble Drilling (Nederland) B.V. Euro plan assets is to earn a favorable return against the Barclays Capital Euro Aggregate Unhedged index and the Customized Benchmark for Long Duration Fund for all maturities greater than one year. We evaluate the performance of these plans on an annual basis.
There is no target asset allocation for the Noble Drilling (Land Support) Limited pension plan. However, the investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against a benchmark of blended United Kingdom market indices. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day-to-day management of the plan’s assets. The plan’s assets are invested with two investment managers. The performance objective communicated to one of these investment managers is to exceed a blend of FTSE A Over 15 Year Gilts index and iBoxx Sterling Non Gilts index by 1.25 percent per annum. The performance objective communicated to the other investment manager is to exceed a blend of FTSE’s All Share index, North America index, Europe index and Pacific Basin index by 1.00 to 2.00 percent per annum. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet with the investment managers periodically to review and discuss their investment performance.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The actual fair values of Non-U.S. pension plans at December 31, 2010 and 2009 were as follows:

		December 31, 2010
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Cash	$12	$12	$—	$—

Equity securities:
International companies	$42,698	$42,698	$—	$—

Fixed income securities:
Corporate bonds	$85,984	$17,421	$68,563	$—

Total	$128,694	$60,131	$68,563	$—

		December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Equity securities:
International companies	$39,433	$39,433	$—	$—

Fixed income securities:
Corporate bonds	$73,795	$17,703	$56,092	$—
Other	4,112	—	—	4,112

Total	$117,340	$57,136	$56,092	$4,112

At December 31, 2009 the assets of Noble Drilling (Nederland) B.V. are invested in instruments which are similar in form to annuity contracts. There were no observable market value in these assets. However, the amounts listed as plan assets did materially resemble the obligations which were anticipated under the plan. Amounts were therefore calculated using actuarial assumptions and were calculated by third-party consultants employed by the Company. On April 20, 2010 the assets were transferred to the NEL plan and moved into level two in assets above. The following details a roll-forward of the fair value of these assets from December 31, 2009 up until the transfer of these assets to level two on April 20, 2010.

Carrying
Amount
Balance as of December 31, 2009	$4,112
Return on plan assets	48
Employer contributions	94
Benefits paid	(35)
Expenses paid	(4)
Loss on foreign exchange	72

Balance as of April 20, 2010	$4,287

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
Equity securities include our shares in the amounts of $4 million (2.7 percent of total U.S. plan assets) and $4 million (3.6 percent of total U.S. plan assets) at December 31, 2010 and 2009, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The actual fair values of U.S. plan assets were as follows:

		December 31, 2010			December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value

Cash	$2,824	$2,824	$—	$—	$3,682	$3,682

Equity securities:
U.S. Companies	$100,409	$100,409	$—	$—	$83,684	$83,684

Fixed income securities:
Corporate bonds	$41,310	$41,310	$—	$—	$37,508	$37,508

Total	$144,543	$144,543	$—	$—	$124,874	$124,874

As of December 31, 2010 no single security made up more than 10 percent of total assets of either the U.S. or the Non-U.S. plans.
Defined Benefit Plans — Cash Flows
In 2010, we made total contributions of $6 million and $10 million to our non-U.S. and U.S. pension plans, respectively. In 2009, we made total contributions of $6 million and $12 million to our non-U.S. and U.S. pension plans, respectively. In 2008, we made total contributions of $7 million to each of our non-U.S. and $15 million to our U.S. pension plans. Due to improving market conditions, we expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2011, subject to applicable law, to be $6 million and $0 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The PPA requires that pension plans become fully funded over a seven-year period beginning in 2008 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term.
Estimated benefit payments from our non-U.S. plans are $6 million for 2011, $2 million for 2012, $2 million for 2013, $2 million for 2014, $2 million for 2015 and $14 million in the aggregate for the five years thereafter.
Estimated benefit payments from our U.S. plans are $0 million for 2011, $4 million for 2012, $5 million for 2013, $5 million for 2014, $6 million for 2015 and $49 million in the aggregate for the five years thereafter.
Other Benefit Plans
We sponsor the Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2010 and 2009, our liability for the Restoration Plan was $7 million and $8 million, respectively, and is included in “Accrued payroll and related costs.”

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, or three years beginning in 2007. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $2 million, $1 million and $2 million in 2010, 2009 and 2008, respectively.
We sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $45 million, $36 million and $37 million in 2010, 2009 and 2008, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
Note 12 — Derivative Instruments and Hedging Activities
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
For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation, known in FASB standards as the “long-haul method”. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We recognized a loss of $0.3 million in other income due to interest rate swap hedge ineffectiveness during the year ended December 31, 2010. No income or loss was recognized during 2009 or 2008 due to hedge ineffectiveness.
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies to mitigate exchange exposure. The forward contract settlements in 2011 represent approximately 20 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $53 million at December 31, 2010. Total unrealized gains related to these forward contracts were $2 million and $0.4 million as of December 31, 2010 and 2009, respectively, and were recorded as part of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
As part of the Frontier acquisition discussed in Note 2, we acquired an interest in the two Bully joint ventures. These joint ventures maintain interest rate swaps which are classified as cash flow hedges. The interest rate swaps relate to debt for the construction of the two Bully-class rigs undertaken by the two joint ventures, and the hedges are designed to fix the cash paid for interest on these projects. The purpose of these hedges is to satisfy bank covenants and to limit exposure to changes in interest rates. There are no credit risk related contingency features embedded in these swap agreements. The aggregate notional amounts of the interest rate swaps totaled $604 million as of December 31, 2010. The notional amounts and settlement dates for the Bully 1 interest rate swaps is $47 million settling on June 30, 2011 and $231 million settling quarterly, with the final amounts settling in December 2014. The notional amount and settlement dates for the Bully 2 interest rate swap is $326 million settling quarterly, with the final amount settling in January 2018. The carrying amount of these interest rate swaps was a liability of $27 million as of December 31, 2010. For the year ended December 31, 2010, $0.1 million was recognized in the income statement for the ineffective portion of our interest rate swaps. As of December 31, 2010, we do not expect to reclassify material amounts from “Accumulated other comprehensive loss” to “other income” within the next twelve months.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
As noted in Note 7 – “Debt,” in February 2011, the outstanding balances of the Bully 1 and Bully 2 credit facilities, which totaled $691 million, were repaid in full and the credit facilities terminated. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities.
The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL in the Consolidated Balance Sheets and related activity is as follows:

	2010	2009	2008

Net unrealized gain at beginning of period	$417	$—	$2,219
Activity during period:
Settlement of foreign currency forward contracts during the period	(417)	—	(2,219)
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	1,604	417	—
Net unrealized gain/(loss) on outstanding interest rate swaps	366	—	—

Net unrealized gain/(loss) at end of period	$1,970	$417	$—

Fair Value Hedges
During 2008, we entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2010, the aggregate notional amount of the forward contracts was 30 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities” or “Other assets/liabilities,” in the Consolidated Balance Sheets depending on when the forward contract is expected to be settled. Gains and losses from these fair value hedges would be recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of these outstanding forward contracts, which are included in “Other current assets/liabilities” and “Other assets/liabilities,” totaled approximately $3 million at December 31, 2010 and $0.8 million at December 31, 2009. No gains or losses related to fair value hedges were recognized in the income statement for the years ended December 31, 2010, 2009 and 2008.
Foreign Exchange Forward Contracts
The Bully 2 joint venture maintains foreign exchange forward contracts to help mitigate the risk of currency fluctuation of the Singapore Dollar for the construction of the Bully II vessel taking place in a Singapore shipyard as of December 31, 2010. The notional amount on these contracts totaled approximately $31 million as of December 31, 2010. These contracts were not designated for hedge accounting treatment under FASB standards and therefore changes in fair values are recognized as either income or loss in our consolidated income statement. These contracts are referred to as non-designated derivatives in the tables to follow. For the year ended December 31, 2010, we have recognized a gain of $2 million related to these foreign exchange forward contracts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Financial Statement Presentation
The following tables, together with Note 13, summarize the financial statement presentation and fair value of our derivative positions as of December 31, 2010 and 2009:

	Balance sheet	Estimated fair value
	classification	2010	2009
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$2,015	$654

Non-designated derivatives
Short-term foreign currency forward contracts	Other current assets	2,603	—

Liability derivatives
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	$3,306	$301
Long-term foreign currency forward contracts	Other liabilities	—	464

Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	412	237
Short-term interest rate swaps	Other current liabilities	15,697	—
Long-term interest rate swaps	Other liabilities	10,893	—
To supplement the fair value disclosures in Note 13, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the year ended December 31, 2010 and 2009:

	Gain/(loss)		Gain/(loss) reclassified
	recognized through		from AOCL to “other		Gain/(loss) recognized
	AOCL		income”		through “other income”
	2010	2009	2010	2009	2010	2009
Cash flow hedges
Foreign currency forward contracts	$1,187	$417	$—	$—	$—	$—
Interest rate swaps	366	—	—	—	(96)	—

Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$2,253	$—
For cash flow presentation purposes, a total use of cash of $7 million was recognized through the financing section related to interest rate swaps, all other amounts are recognized through changes in operating activities and are recognized through changes in other assets and liabilities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 13 — Financial Instruments and Credit Risk
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

		December 31, 2010			December 31, 2009
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets -
Marketable securities	$6,854	$6,854	$—	$—	$8,483	$8,483
Foreign currency forward contracts	4,618	—	4,618	—	654	654

Liabilities -
Interest rate swaps	$26,590	$—	$26,590	$—	$—	$—
Foreign currency forward contracts	3,718	—	3,718	—	1,002	1,002
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
In 2010, three customers combined for approximately 50 percent of our consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2010. In 2009, two customers accounted for approximately 35 percent of consolidated operating revenues. In 2008, one customer accounted for approximately 20 percent of our revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2010, 2009 or 2008.
Note 14 — Commitments and Contingencies
Noble Asset Company Limited (“NACL”), our wholly-owned, indirect subsidiary, was named one of 21 parties served a Show Cause Notice (“SCN”) issued by the Commissioner of Customs (Prev.), Mumbai, India (the “Commissioner”) in August 2003. The SCN concerned alleged violations of Indian customs laws and regulations regarding one of our jackups. The Commissioner alleged certain violations to have occurred before, at the time of, and after NACL acquired the rig from the rig’s previous owner. In the purchase agreement for the rig, NACL received contractual indemnification against liability for Indian customs duty from the rig’s previous owner. In connection with the export of the rig from India in 2001, NACL posted a bank guarantee in the amount of 150 million Indian Rupees (or $3 million at December 31, 2010) and a customs bond in the amount of 970 million Indian Rupees (or $22 million at December 31, 2010), both of which remain in place. In March 2005, the Commissioner passed an order against NACL and the other parties cited in the SCN seeking (i) to invoke the bank guarantee posted on behalf of NACL as a fine, (ii) to demand duty of (a) $19 million plus interest related to a 1997 alleged import and (b) $22 million plus interest related to a 1999 alleged import,

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
provided that the duty and interest demanded in (b) would not be payable if the duty and interest demanded in (a) were paid by NACL, and (iii) to assess a penalty of $500,000 against NACL. NACL appealed the order of the Commissioner to the Customs, Excise & Service Tax Appellate Tribunal (“CESTAT”). In 2006, CESTAT upheld NACL’s appeal and overturned the Commissioner’s March 2005 order against NACL in its entirety. The Commissioner filed an appeal in the Bombay High Court, which dismissed the appeal. In 2008, the Commissioner appealed to the Supreme Court of India, appealing the order of the Bombay High Court. NACL is opposing admission of the Appeal in the Supreme Court of India, and is seeking the return or cancellation of its previously posted custom bond and bank guarantee. NACL continues to pursue contractual indemnification against liability for Indian customs duty and related costs and expenses against the rig’s previous owner in arbitration proceedings in London, which proceedings the parties have temporarily stayed pending further developments in the Indian proceeding. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.
In May 2010, Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico, issued on May 28, 2010 by U.S. Secretary of the Interior Ken Salazar, was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainties noted above, we have not recognized any revenue under the disputed portion of this contract. As the amounts in dispute have been fully reserved, the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved.
The Noble Homer Ferrington is under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), who entered into an assignment agreement with BP for a two well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition. ExxonMobil has informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig continues to be fully ready to operate under the drilling contract. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. We are proceeding with the arbitration process and intend to vigorously pursue these claims. Due to the uncertainties noted above, we have not recognized any revenue during the assignment period. We do not believe the ultimate resolution of these matters will have a material effect on our financial position. As the amounts in dispute have been fully reserved, the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At December 31, 2010, there were approximately 36 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to defend vigorously against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $305 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe additional audit claims in the range of $16 to $18 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $1.5 billion at December 31, 2010. Subsequent to December 31, 2010, we entered into shipyard commitments of approximately $1.0 billion in connection with the signing of construction contracts for two additional newbuild drillships, and canceled shipyard contracts totaling $77 million in connection with the decision not to proceed with the reliability upgrade on the Noble Muravlenko. See Note 19, “Subsequent Events,” for additional information regarding these transactions.
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
Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In November 2010, we finalized settlements of this matter with each of the SEC and the DOJ. In order to resolve the DOJ investigation, we entered into a non-prosecution agreement with the DOJ, which provides for the payment of a fine of $2.6 million, as well as certain undertakings, including continued cooperation with the DOJ, compliance with the FCPA, certain self-reporting and annual reporting obligations and certain restrictions on our public discussion regarding the agreement. The agreement does not require that we install a monitor to oversee our activities and compliance with laws. In order to resolve the SEC investigation, we agreed to the entry of a civil judgment against us for violations of the FCPA. Pursuant to the agreed judgment, we agreed to disgorge profits of $4.3 million, pay prejudgment interest of $1.3 million and refrain from denying the allegations contained in the SEC’s petition, except in other litigation to which the SEC is not a party. We also agreed to an injunction restraining us from violating the anti-bribery, books and records, and internal controls provisions of the FCPA, and we waived a variety of litigation rights with respect to the conduct at issue. The agreed judgment does not require a monitor. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.
In January 2011, the Nigerian Economic and Financial Crimes Commission and the Nigerian Attorney General Office initiated an investigation into these same activities. A subsidiary of Noble-Swiss resolved this matter through the execution of a non-prosecution agreement dated January 28, 2011. Pursuant to this agreement, the subsidiary paid $2.5 million to resolve all charges and claims of the Nigerian government. Any additional sanctions we may incur as a result of any such investigation could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any such investigation could be expensive and consume significant time and attention of our senior management.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We have one jackup rig in Nigeria which is operating under a temporary import permit which expired in November 2008 and we have a pending application to renew this permit. We have received approval from the Nigerian Customs office that we will be allowed to obtain a new temporary import permit for this rig. We recently received a new temporary import permit for another rig in Nigeria that had been waiting for a temporary import permit based on a long-standing application. We continue to seek to avoid material disruption to our Nigerian operations; however, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Note 15 — (Gain)/Loss on Asset Disposal/Involuntary Conversion, Net
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
Note 16 — Segment and Related Information
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
The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the years ended December 31, 2010, 2009 and 2008 is shown in the following table. The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	Contract
	Drilling
	Services	Other	Total
2010
Revenues from external customers	$2,771,784	$35,392	$2,807,176
Depreciation and amortization	528,011	11,818	539,829
Segment operating income	918,205	(2,125)	916,080
Interest expense, net of amount capitalized	(1,123)	(8,334)	(9,457)
Income tax provision	(144,220)	1,143	(143,077)
Segment profit	779,609	(6,180)	773,429
Total assets (at end of period)	11,067,360	153,961	11,221,321
Capital expenditures	1,416,841	6,643	1,423,484

2009
Revenues from external customers	$3,607,219	$33,565	$3,640,784
Depreciation and amortization	398,573	9,740	408,313
Segment operating income	2,008,704	2,040	2,010,744
Interest expense, net of amount capitalized	(664)	(1,021)	(1,685)
Income tax provision	(337,470)	210	(337,260)
Segment profit	1,671,942	6,700	1,678,642
Total assets (at end of period)	8,269,481	127,415	8,396,896
Capital expenditures	1,367,096	64,402	1,431,498

2008
Revenues from external customers	$3,376,224	$70,277	$3,446,501
Depreciation and amortization	349,448	7,210	356,658
Segment operating income	1,867,262	41,141	1,908,403
Interest expense, net of amount capitalized	(3,897)	(491)	(4,388)
Income tax provision	(350,305)	(1,158)	(351,463)
Segment profit	1,519,980	41,015	1,560,995
Total assets (at end of period)	6,534,566	572,233	7,106,799
Capital expenditures	1,183,137	48,184	1,231,321

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2010	2009	2008	2010	2009	2008
United States	$550,683	$811,538	$676,225	$4,070,858	$2,649,411	$2,045,968
Benin	—	11,976	—	—	—	—
Brunei	49,487	—	—	568,392	—	—
Brazil	527,678	372,750	268,778	1,824,190	2,275,550	848,455
Cameroon	21,991	—	—	51,098	57,635	—
Canada	35,292	33,338	37,953	15,333	15,540	21,040
China (2)	—	—	—	570,985	261,469	797,854
Denmark	—	127,149	69,417	—	41,226	24,377
Equatorial Guinea	—	—	115,669	—	—	257,087
India	108,190	121,604	80,669	123,271	67,905	107,911
Ivory Coast	—	49,135	—	—	—	—
Libya	75,390	132,572	—	—	219,391	—
Malta (1)	—	—	—	205,483	—	—
Mexico	553,209	839,312	678,001	629,024	796,570	823,462
Nigeria	135,096	153,948	304,844	162,014	80,579	136,545
Qatar	158,107	348,028	438,754	364,739	384,725	481,724
Singapore (2)	32,212	—	—	1,283,071	578,500	905,107
Switzerland (3)	—	—	—	35,687	38,483	—
The Netherlands	238,460	333,440	303,313	629,859	387,516	69,837
United Arab Emirates	56,388	68,348	186,601	361,626	132,247	243,640
United Kingdom	264,891	237,418	285,902	325,691	410,149	343,792
Other	102	228	375	—	—	—

Total	$2,807,176	$3,640,784	$3,446,501	$11,221,321	$8,396,896	$7,106,799

(1)	Assets in Malta are related to a semisubmersible rig that is currently available and is being marketed; however, no revenue was earned by this rig during the period while in this jurisdiction.

(2)	China and Singapore primarily consist of asset values for newbuild rigs under construction in shipyards.

(3)	Switzerland assets consist of general corporate assets which generate no external revenue for the Company.
Note 17 — Other Financial Information
The following are Swiss statutory disclosure requirements:
(i) Expenses
Total personnel expenses amounted to $649 million, $564 million and $581 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(ii) Fire Insurance
Total fire insurance values of property and equipment amounted to $8.3 billion and $8.2 billion at December 31, 2010 and 2009, respectively.
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
Note 18 — Information about Noble-Cayman
Reclassifications
Noble-Cayman historically recorded distributions to Noble-Swiss as “Due from affiliate” in its consolidated balance sheet and classified the related cash flows as cash flows from operating activities based on nature of the activity and the legal character of the distributions. However, based on Noble-Cayman’s current plan to discharge the receivables from Noble-Swiss through the declaration of dividends, Noble-Cayman has determined that it will present the distributions as a direct reduction of retained earnings and classify the related cash flows as cash flows from financing activities. Accordingly, prior year amounts were reclassified in the consolidated balance sheet and statements of cash flows and of equity to conform to the current year presentation.
Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), each a wholly-owned subsidiary of Noble-Swiss, are full and unconditional guarantors of NDC’s 7.50% Senior Notes due 2019 which had an outstanding principal balance at December 31, 2010 of $202 million. NDC is an indirect, wholly-owned subsidiary of Noble-Swiss and a direct, wholly-owned subsidiary of NHC. In December 2005, Noble Drilling Holding LLC (“NDH”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes.
In connection with our worldwide internal restructuring completed during 2009, prior to December 31, 2009, Noble Drilling Services 1 LLC (“NDS1”), an indirect wholly-owned subsidiary of Noble-Swiss, became a co-issuer of the 7.50% Senior Notes. Subsequent to December 31, 2009, NDS1 merged with Noble Drilling Services 6 LLC (“NDS6”), also an indirect wholly-owned subsidiary of Noble-Swiss, as part of the internal restructuring. NDS6 was the surviving company in this merger and assumed NDS1’s obligations under, and became a co-issuer of, the 7.50% Senior Notes.
In connection with the issuance of Noble-Cayman’s 5.875% Senior Notes due 2013, NDC guaranteed the payment of the 5.875% Senior Notes. In connection with the worldwide internal restructuring, NHIL, an indirect wholly-owned subsidiary of Noble-Cayman and Noble-Swiss, also guaranteed the payment of the 5.875% Senior Notes. NDC’s and NHIL’s guarantees of the 5.875% Senior Notes are full and unconditional. The outstanding principal balance of the 5.875% Senior Notes at December 31, 2010 was $300 million.
In November 2008, NHIL issued $250 million principal amount of 7.375% Senior Notes due 2014, which are fully and unconditionally guaranteed by Noble-Cayman. The outstanding principal balance of the 7.375% Senior Notes at December 31, 2010 was $250 million.
In connection with the Frontier acquisition, in July 2010, NHIL issued a total of $1.25 billion principal amount of senior notes in three separate tranches, comprising $350 million of 3.45% Senior Notes due 2015, $500 million of 4.90% Senior Notes due 2020 and $400 million of 6.20% Senior Notes due 2040. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. The aggregate principal balance of these three tranches of senior notes at December 31, 2010 was $1.25 billion.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$42	$146	$—	$—	$—	$333,211	$—	$333,399
Accounts receivable	—	6,984	1,795	—	—	378,635	—	387,414
Prepaid expenses	—	310	—	—	—	32,922	—	33,232
Short-term notes receivable from affiliates	—	119,476	—	—	—	75,000	(194,476)	—
Accounts receivable from affiliates	607,207	—	751,623	199,235	1,958	3,646,623	(5,206,646)	—
Other current assets	7,057	76,789	240	19,980	9,416	208,075	(251,736)	69,821

Total current assets	614,306	203,705	753,658	219,215	11,374	4,674,466	(5,652,858)	823,866

Property and equipment
Drilling equipment, facilities and other	—	1,254,482	70,945	—	—	11,289,547	—	12,614,974
Accumulated depreciation	—	(153,638)	(50,250)	—	—	(2,391,066)	—	(2,594,954)

Total property and equipment, net	—	1,100,844	20,695	—	—	8,898,481	—	10,020,020

Notes receivable from affiliates	3,507,062	675,000	—	1,239,600	479,107	2,492,900	(8,393,669)	—
Investments in affiliates	6,835,466	9,150,129	3,561,451	5,618,248	1,879,831	—	(27,045,125)	—
Other assets	1,872	7,700	2,451	11,336	1,001	318,232	—	342,592

Total assets	$10,958,706	$11,137,378	$4,338,255	$7,088,399	$2,371,313	$16,384,079	$(41,091,652)	$11,186,478

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$25,000	$50,000	$—	$—	$—	$119,476	$(194,476)	$—
Current maturities of long-term debt	—	—	—	—	—	80,213	—	80,213
Accounts payable and accrued liabilities	1,473	19,218	8,779	31,973	4,413	566,422	—	632,278
Accounts payable to affiliates	1,601,869	2,695,651	30,095	64,192	7,134	1,059,441	(5,458,382)	—

Total current liabilities	1,628,342	2,764,869	38,874	96,165	11,547	1,825,552	(5,652,858)	712,491

Long-term debt	339,911	—	—	1,498,066	201,695	646,812	—	2,686,484
Notes payable to affiliates	1,834,500	1,092,000	120,000	550,000	811,000	3,986,169	(8,393,669)	—
Other liabilities	19,929	48,595	25,485	—	—	432,839	—	526,848

Total liabilities	3,822,682	3,905,464	184,359	2,144,231	1,024,242	6,891,372	(14,046,527)	3,925,823

Commitments and contingencies

Noncontrolling interest	—	—	—	—	—	124,631	—	124,631

Equity	7,136,024	7,231,914	4,153,896	4,944,168	1,347,071	9,368,076	(27,045,125)	7,136,024

Total liabilities and equity	$10,958,706	$11,137,378	$4,338,255	$7,088,399	$2,371,313	$16,384,079	$(41,091,652)	$11,186,478

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$3	$268	$—	$—	$—	$725,954	$—	$726,225
Accounts receivable	—	7,509	—	—	—	639,945	—	647,454
Prepaid expenses	—	275	—	—	—	26,014	—	26,289
Accounts receivable from affiliates	50,394	35,778	573,238	251,232	2,663	2,796,109	(3,709,414)	—
Short-term notes receivable from affiliates	—	168,681	—	—	—	—	(168,681)	—
Other current assets	109	57,484	—	—	—	149,806	(134,482)	72,917

Total current assets	50,506	269,995	573,238	251,232	2,663	4,337,828	(4,012,577)	1,472,885

Property and equipment
Drilling equipment, facilities and other	—	1,419,193	69,601	—	—	7,293,370	—	8,782,164
Accumulated depreciation	—	(120,862)	(47,585)	—	—	(2,007,328)	—	(2,175,775)

Total property and equipment, net	—	1,298,331	22,016	—	—	5,286,042	—	6,606,389

Notes receivable from affiliates	3,507,062	—	—	—	479,107	1,964,821	(5,950,990)	—
Investments in affiliates	4,258,135	8,423,518	3,709,623	4,578,138	1,403,805	—	(22,373,219)	—
Other assets	2,735	8,227	772	1,744	1,122	264,539	—	279,139

Total assets	$7,818,438	$10,000,071	$4,305,649	$4,831,114	$1,886,697	$11,853,230	$(32,336,786)	$8,358,413

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$—	$—	$—	$—	$168,681	$(168,681)	$—
Accounts payable and accrued liabilities	1,468	10,815	9,067	5,382	4,412	394,763	—	425,907
Accounts payable to affiliates	609,075	1,922,049	24,462	25,148	2	1,263,160	(3,843,896)	—

Total current liabilities	610,543	1,932,864	33,529	30,530	4,414	1,826,604	(4,012,577)	425,907

Long-term debt	299,874	—	—	249,377	201,695	—	—	750,946
Notes payable to affiliates	129,900	1,164,921	120,000	550,000	—	3,986,169	(5,950,990)	—
Other liabilities	19,929	41,501	23,883	—	—	338,055	—	423,368

Total liabilities	1,060,246	3,139,286	177,412	829,907	206,109	6,150,828	(9,963,567)	1,600,221

Commitments and contingencies

Equity	6,758,192	6,860,785	4,128,237	4,001,207	1,680,588	5,702,402	(22,373,219)	6,758,192

Total liabilities and equity	$7,818,438	$10,000,071	$4,305,649	$4,831,114	$1,886,697	$11,853,230	$(32,336,786)	$8,358,413

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$94,027	$17,942	$—	$—	$2,621,424	$(37,900)	$2,695,493
Reimbursables	—	1,483	71	—	—	75,277	—	76,831
Labor contract drilling services	—	—	—	—	—	32,520	—	32,520
Other	—	78	—	—	—	2,254	—	2,332

Total operating revenues	—	95,588	18,013	—	—	2,731,475	(37,900)	2,807,176

Operating costs and expenses
Contract drilling services	24,103	40,994	6,363	42,932	—	1,096,309	(37,900)	1,172,801
Reimbursables	—	1,641	66	—	—	57,707	—	59,414
Labor contract drilling services	—	—	—	—	—	22,056	—	22,056
Depreciation and amortization	—	37,324	3,449	—	—	498,231	—	539,004
Selling, general and administrative	7,979	4,674	2	30,210	1	12,702	—	55,568

Total operating costs and expenses	32,082	84,633	9,880	73,142	1	1,687,005	(37,900)	1,848,843

Operating income (loss)	(32,082)	10,955	8,133	(73,142)	(1)	1,044,470	—	958,333

Other income (expense)
Equity earnings in affiliates (net of tax)	870,322	620,747	24,898	1,040,110	407,435	—	(2,963,512)	—
Interest expense, net of amounts capitalized	(29,459)	(65,056)	(7,375)	(43,988)	(7,956)	(1,888)	146,265	(9,457)
Interest income and other, net	6,753	28,452	3	19,980	9,416	90,188	(146,265)	8,527

Income before income taxes	815,534	595,098	25,659	942,960	408,894	1,132,770	(2,963,512)	957,403
Income tax (provision) benefit	—	(32,878)	—	—	—	(108,988)	—	(141,866)

Net Income	815,534	562,220	25,659	942,960	408,894	1,023,782	(2,963,512)	815,537

Income/(loss) attributable to noncontrolling interests	—	—	—	—	—	(3)	—	(3)

Net income	$815,534	$562,220	$25,659	$942,960	$408,894	$1,023,779	$(2,963,512)	$815,534

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$145,687	$40,366	$—	$—	$3,386,684	$(62,982)	$3,509,755
Reimbursables	—	1,904	—	—	—	97,297	—	99,201
Labor contract drilling services	—	—	—	—	—	30,298	—	30,298
Other	—	57	2	—	—	1,098	—	1,157

Total operating revenues	—	147,648	40,368	—	—	3,515,377	(62,982)	3,640,411

Operating costs and expenses
Contract drilling services	956	33,587	7,070	53	—	1,028,080	(62,982)	1,006,764
Reimbursables	—	1,070	—	—	—	83,965	—	85,035
Labor contract drilling services	—	—	—	—	—	18,827	—	18,827
Depreciation and amortization	—	32,158	8,535	—	—	367,620	—	408,313
Selling, general and administrative	19,394	2,595	436	—	—	36,118	—	58,543
Loss on asset disposal/involuntary conversion, net	—	—	—	—	—	30,839	—	30,839

Total operating costs and expenses	20,350	69,410	16,041	53	—	1,565,449	(62,982)	1,608,321

Operating income (loss)	(20,350)	78,238	24,327	(53)	—	1,949,928	—	2,032,090

Other income (expense)
Equity earnings in affiliates (net of tax)	1,724,115	1,438,451	488,802	1,300,141	224,535	—	(5,176,044)	—
Interest expense, net of amounts capitalized	(5,080)	(63,316)	(15,106)	(25,143)	—	5,289	101,671	(1,685)
Interest income and other, net	1,313	(459)	2	—	—	107,625	(101,671)	6,810

Income before income taxes	1,699,998	1,452,914	498,025	1,274,945	224,535	2,062,842	(5,176,044)	2,037,215
Income tax (provision) benefit	383	(7,082)	—	—	—	(330,135)	—	(336,834)

Net income	$1,700,381	$1,445,832	$498,025	$1,274,945	$224,535	$1,732,707	$(5,176,044)	$1,700,381

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2008
(in thousands)

					Other
					Non-guarantor
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$251,285	$46,742	$—	$3,101,523	$(100,700)	$3,298,850
Reimbursables	—	1,701	214	—	88,934	—	90,849
Labor contract drilling services	—	—	—	—	55,078	—	55,078
Other	—	(8)	1	—	1,731	—	1,724

Total operating revenues	—	252,978	46,957	—	3,247,266	(100,700)	3,446,501

Operating costs and expenses
Contract drilling services	22,789	38,014	19,095	51	1,032,633	(100,700)	1,011,882
Reimbursables	—	1,227	195	—	77,905	—	79,327
Labor contract drilling services	—	—	—	—	42,573	—	42,573
Depreciation and amortization	—	34,025	6,947	—	315,686	—	356,658
Selling, general and administrative	9,713	5,886	1,550	—	56,994	—	74,143
Gain on asset disposal/involuntary conversion, net	—	—	—	—	(26,485)	—	(26,485)

Total operating costs and expenses	32,502	79,152	27,787	51	1,499,306	(100,700)	1,538,098

Operating income (loss)	(32,502)	173,826	19,170	(51)	1,747,960	—	1,908,403

Other income (expense)
Equity earnings in affiliates (net of tax)	1,596,506	1,491,354	452,252	1,004,775	—	(4,544,887)	—
Interest expense, net of amounts capitalized	(9,990)	(71,199)	—	(1,209)	(10,580)	88,590	(4,388)
Interest income and other, net	8,732	2,428	—	—	85,873	(88,590)	8,443

Income before income taxes	1,562,746	1,596,409	471,422	1,003,515	1,823,253	(4,544,887)	1,912,458
Income tax (provision) benefit	(1,751)	8,280	(18,996)	—	(338,996)	—	(351,463)

Net income	$1,560,995	$1,604,689	$452,426	$1,003,515	$1,484,257	$(4,544,887)	$1,560,995

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(33,316)	$4,469	$1,810	$(80,151)	$1,581	$1,781,974	$—	$1,676,367

Cash flows from investing activities
New construction and capital expenditures	—	(563,095)	—	—	—	(720,375)	—	(1,283,470)
Notes receivable from affiliates	—	—	—	(1,239,600)	—	(490,000)	1,729,600	—
Acquisition of FDR Holdings, Ltd., net of cash received	(1,629,644)	—	—	—	—	—	—	(1,629,644)

Net cash from investing activities	(1,629,644)	(563,095)	—	(1,239,600)	—	(1,210,375)	1,729,600	(2,913,114)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of debt issuance costs	—	—	—	1,238,074	—	—	—	1,238,074
Proceeds from issuance of notes to joint venture partner	—	—	—	—	—	35,000	—	35,000
Borrowings on bank credit facility	40,000	—	—	—	—	—	—	40,000
Settlement of interest rate swaps	—	—	—	—	—	(6,186)	—	(6,186)
Distributions to parent	(462,967)	—	—	—	—	—	—	(462,967)
Advances (to) from affiliates	356,366	558,504	(1,810)	81,677	(1,581)	(993,156)	—	—
Notes payable to affiliates	1,729,600	—	—	—	—	—	(1,729,600)	—

Net cash from financing activities	1,662,999	558,504	(1,810)	1,319,751	(1,581)	(964,342)	(1,729,600)	843,921

Net increase (decrease) in cash and cash equivalents	39	(122)	—	—	—	(392,743)	—	(392,826)
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954	—	726,225

Cash and cash equivalents, end of period	$42	$146	$—	$—	$—	$333,211	$—	$333,399

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$11,850	$47,633	$31,136	$3,526	$3,290	$2,051,200	$—	$2,148,635

Cash flows from investing activities
New construction and capital expenditures	—	(717,148)	(16,037)	—	—	(733,811)	—	(1,466,996)
Repayments of notes from affiliates	—	—	—	—	—	—	45,600	45,600
Notes receivable from affiliates	(45,600)	20,963	44,159	—	—	342,500	(407,622)	(45,600)
Other	—	—	—	—	—	—	—	—

Net cash from investing activities	(45,600)	(696,185)	28,122	—	—	(391,311)	(362,022)	(1,466,996)

Cash flows from financing activities
Payments of other long-term debt	—	—	(150,000)	—	—	(22,700)	—	(172,700)
Distributions to parent	(218,258)	—	—	—	—	—	—	(218,258)
Advances (to) from affiliates	629,117	690,875	90,716	(3,526)	(3,290)	(1,403,892)	—	—
Repayments of notes to affiliates	(300,000)	(42,500)	—	—	—	(19,522)	362,022	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	—	(60,867)
Other	(16,900)	—	—	—	—	—	—	(16,900)

Net cash from financing activities	33,092	648,375	(59,284)	(3,526)	(3,290)	(1,446,114)	362,022	(468,725)

Net increase (decrease) in cash and cash equivalents	(658)	(177)	(26)	—	—	213,775	—	212,914
Cash and cash equivalents, beginning of period	661	445	26	—	—	512,179	—	513,311

Cash and cash equivalents, end of period	$3	$268	$—	$—	$—	$725,954	$—	$726,225

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008
(in thousands)

					Other
					Non-guarantor
	Noble-	NHC and NDH			Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$21,672	$189,673	$17,522	$(1,202)	$1,660,527	$—	$1,888,192

Cash flows from investing activities
New construction and capital expenditures	—	(799,736)	(9,350)	—	(381,405)	—	(1,190,491)
Repayments of notes from affiliates	—	—	—	—	21,065	(21,065)	—
Notes receivable from affiliates	—	—	—	—	(315,600)	315,600	—
Other	—	—	—	—	61,198	—	61,198

Net cash from investing activities	—	(799,736)	(9,350)	—	(614,742)	294,535	(1,129,293)

Cash flows from financing activities
Borrowings on bank credit facilities	30,000	—	—	—	—	—	30,000
Payments on bank credit facilities	(130,000)	—	—	—	—	—	(130,000)
Payments of other long-term debt	—	—	—	—	(10,335)	—	(10,335)
Advances (to)/from affiliates	296,394	631,573	(8,219)	(248,036)	(671,712)	—	—
Notes payable to affiliates	315,600	—	—	—	—	(315,600)	—
Repayments of notes to affiliates	—	(21,065)	—	—	—	21,065	—
Proceeds from issuance of senior notes, net	—	—	—	249,238	—	—	249,238
Dividends paid	(244,198)	—	—	—	—	—	(244,198)
Repurchases of ordinary shares	(314,122)	—	—	—	—	—	(314,122)
Other	12,771	—	—	—	—	—	12,771

Net cash from financing activities	(33,555)	610,508	(8,219)	1,202	(682,047)	(294,535)	(406,646)

Net increase (decrease) in cash and cash equivalents	(11,883)	445	(47)	—	363,738	—	352,253
Cash and cash equivalents, beginning of period	12,544	—	73	—	148,441	—	161,058

Cash and cash equivalents, end of period	$661	$445	$26	$—	$512,179	$—	$513,311

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 19 — Subsequent Events
In January 2011, we received notice from Marathon Oil Company (“Marathon”) that they are terminating the drilling contract for the ultra-deepwater semisubmersible drilling rig Noble Jim Day. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by the contractual deadline of December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. We intend to pursue our rights under the contract against Marathon. In February 2011, we were awarded a letter of intent for this drilling unit by a subsidiary of Shell for work in the U.S. Gulf of Mexico.
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petrobras regarding operations in Brazil. Under the terms of the MOU, we would substitute the dynamically positioned deepwater drillship Noble Phoenix, then under contract with Shell in Southeast Asia, for the dynamically positioned drillship Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract. Upon release by Shell, the Noble Phoenix will undergo limited contract preparations, after which the unit would mobilize to Brazil. We expect that acceptance of the Noble Phoenix in Brazil by Petrobras will take place in the fourth quarter of 2011. In connection with the cancelation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $55 million in the first quarter of 2011.
Also in January 2011, we reached a decision that we will not proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result of the cancelation of the upgrade, we expect that our first quarter 2011 results will include an associated non-cash impairment charge currently estimated to be approximately $40 million.
In January 2011, we signed a contract for the construction of two additional newbuild drillships at Hyundai Heavy Industry (“HHI”), increasing the number of floating drilling units in our fleet to 26. The delivered cost of the new ultra-deepwater drillships, to be named at a later date, is expected to be $605 million each, including the turnkey construction contract, Noble-furnished equipment, project management and spares, but excluding capitalized interest. The expected deliveries from the shipyard are the second and fourth quarters of 2013, respectively, after which time the units would be mobilized to their potential drilling locations and undergo customer acceptance testing. We have a letter of intent for one of these units for a five and one-half year contract with a subsidiary of Royal Dutch Shell plc (“Shell”) at a dayrate of $410,000, plus a 15 percent performance bonus opportunity. We have also negotiated options for two additional jackups and two additional HHI drillships.
In February 2011, we entered into an additional revolving credit facility with an initial capacity of $300 million. The facility matures in 2015 and provides us with the ability to issue up to $150 million in letters of credit. The covenants and events of default under the additional revolving credit facility are substantially similar to the Credit Facility, which remains in place. The new facility is guaranteed by NHIL and NDC.
In February 2011, NHIL completed a debt offering of $1.1 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. The weighted average coupon of all three tranches is 4.71%. A portion of the net proceeds of approximately $1.09 billion after expenses was used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the Bully 1 and Bully 2 credit facilities.
In February 2011, the outstanding balances of the Bully 1 and Bully 2 credit facilities, which totaled $691 million, were repaid in full and the credit facilities terminated using a portion of the proceeds from our February 2011 debt offering and equity contributions from our joint venture partner. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 20 — Unaudited Interim Financial Data
Unaudited interim consolidated financial information for the years ended December 31, 2010 and 2009 is as follows:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2010
Operating revenues	$840,851	$709,922	$612,618	$643,785
Operating income	422,961	268,547	108,357	116,215
Net Income attributable to Noble Corporation	370,726	217,925	86,020	98,758

Net income per share attributable to Noble Corporation (1)
Basic	1.44	0.85	0.34	0.39
Diluted	1.43	0.85	0.34	0.39

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2009
Operating revenues	$896,151	$898,872	$905,635	$940,126
Operating income	514,101	485,812	504,413	506,418
Net Income	414,295	391,849	426,083	446,415
Net income per share (1)
Basic	1.58	1.50	1.63	1.72
Diluted	1.58	1.49	1.63	1.72

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Thomas L. Mitchell, Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble-Swiss have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of December 31, 2010. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble Corporation, a Cayman Islands company (“Noble-Cayman”) and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2010. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Noble-Swiss and Noble-Cayman is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the U.S. Securities Exchange Act of 1934, as amended.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the management of Noble-Swiss and Noble-Cayman assessment, both Noble-Swiss and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2010.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2010 as stated in their report, which is provided in this Annual Report on Form 10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in the proxy statement for the 2011 annual general meeting of shareholders (the “2011 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
Executive Officers of the Registrant
The following table sets forth certain information as of February 15, 2011 with respect to our executive officers:

Name	Age	Position

David W. Williams	53	Chairman, President and Chief Executive Officer

Julie J. Robertson	54	Executive Vice President and Corporate Secretary

Thomas L. Mitchell	50	Senior Vice President, Chief Financial Officer, Treasurer and Controller

Donald E. Jacobsen	52	Senior Vice President — Operations

Roger B. Hunt	61	Senior Vice President — Marketing and Contracts

Scott W. Marks	51	Senior Vice President — Engineering

William E. Turcotte	47	Senior Vice President and General Counsel
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
The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2011 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The sections entitled “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2011 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The sections entitled “Additional Information Regarding the Board of Directors — Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2011 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.
The section entitled “Auditors” appearing in the 2011 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page [59] and is incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION, a Swiss Corporation

Date: February 25, 2011	By:	/s/ DAVID W. WILLIAMS David W. Williams, Chairman,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS David W. Williams	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ THOMAS L. MITCHELL Thomas L. Mitchell	Senior Vice President, Chief Financial Officer, Treasurer and Controller	February 25, 2011
(Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY Michael A. Cawley	Director	February 25, 2011

/s/ LAWRENCE J. CHAZEN Lawrence J. Chazen	Director	February 25, 2011

/s/ JULIE H. EDWARDS Julie H. Edwards	Director	February 25, 2011

/s/ GORDON T. HALL Gordon T. Hall	Director	February 25, 2011

/s/ MARC E. LELAND Marc E. Leland	Director	February 25, 2011

/s/ JACK E. LITTLE Jack E. Little	Director	February 25, 2011

/s/ JON A. MARSHALL Jon A. Marshall	Director	February 25, 2011

/s/ MARY P. RICCIARDELLO Mary P. Ricciardello	Director	February 25, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION, a Cayman Islands company

Date: February 25, 2011	By:	/s/ DAVID W. WILLIAMS David W. Williams,
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS David W. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ DENNIS J. LUBOJACKY Dennis J. Lubojacky	Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 25, 2011

/s/ ALAN P. DUNCAN Alan P. Duncan	Director	February 25, 2011

/s/ ANDREW J. STRONG Andrew J. Strong	Director	February 25, 2011

/s/ ALAN R. HAY Alan R. Hay	Director	February 25, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

4.11
Subsidiary Guaranty Agreement, dated as of October 1, 2009, among Noble Holding International Limited, Noble-Cayman and Citibank, N.A., as Administrative Agent (relating to Noble-Cayman revolving credit agreement) (filed as Exhibit 4.4 to Noble-Swiss’s Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.12
Revolving Credit Agreement dated as of February 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 17, 2011 and incorporated by reference herein).

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

4.15
Second Supplemental Indenture, dated as of July 26, 2010, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.45% senior notes due 2015 of Noble Holding International Limited, 4.90% senior notes due 2020 of Noble Holding International Limited, and 6.20% senior notes due 2040 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

Exhibit Number		Exhibit

4.16
Third Supplemental Indenture, dated as of February 3, 2011, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.05% senior notes due 2016 of Noble Holding International Limited, 4.625% senior notes due 2021 of Noble Holding International Limited, and 6.05% senior notes due 2041 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

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

10.5	*	Amended and Restated Noble Corporation Equity Compensation Plan for Non-Employee Directors effective March 27, 2009

10.6	*
Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.7	*
Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.8	*
Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.9	*
Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10	*
Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.11	*	Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan effective May 1, 2010.

10.12	*
Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

Exhibit Number	Exhibit

10.13*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.14*
Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.15*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.16*	Amendment No. 1 to Noble Drilling Corporation Retirement Restoration Plan dated July 10, 2009.

10.17*
Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18*
Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to Noble-Cayman Quarterly Report on Form 10-Q for the three-month period ended September 25, 2007 and incorporated herein by reference).

10.19*
Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20*	Third Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective March 27, 2009

10.21*
Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010 (filed as Exhibit 10.18 to Noble-Cayman Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.22*
Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.23*	Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan dated effective May 1, 2010.

10.24*	Noble Corporation Summary of Directors’ Compensation

10.25*
Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.34 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26*
Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.35 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.27*
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

10.29	*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.30	*
Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.31	*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.32	*	Noble Corporation 2011 Short Term Incentive Plan.

10.33	*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Swiss’s Current Report on Form 8-K filed on December 4, 2009 and incorporated herein by reference).

21.1		Subsidiaries of Noble-Swiss and Noble-Cayman.

23.1		Consent of PricewaterhouseCoopers LLP.

23.2		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Thomas L. Mitchell pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.3		Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	+	Interactive data files

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.