Form 10-Q
period 2011-03-31
NOBLE CORP; Noble Corp / Switzerland
filed 2011-05-06
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Suite 3D, Landmark Square, 64 Earth Close, P.O. Box 31327 George Town, Grand Cayman, Cayman Islands, KY1-1206
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (345) 938-0293
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Noble-Swiss:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Noble-Cayman:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding and trading at April 29, 2011: Noble Corporation (Switzerland) — 252,166,462
Number of shares outstanding at April 29, 2011: Noble Corporation (Cayman Islands) — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

Page
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Noble Corporation (Noble-Swiss) Financial Statements:

Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010	3

Consolidated Statement of Income for the three months ended March 31, 2011 and 2010	4

Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010	5

Consolidated Statement of Equity for the three months ended March 31, 2011	6

Consolidated Statement of Comprehensive Income for the three months ended March 31, 2011 and 2010	7

Noble Corporation (Noble-Cayman) Financial Statements:

Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010	8

Consolidated Statement of Income for the three months ended March 31, 2011 and 2010	9

Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010	10

Consolidated Statement of Equity for the three months ended March 31, 2011	11

Consolidated Statement of Comprehensive Income for the three months ended March 31, 2011 and 2010	12

Notes to Combined Consolidated Financial Statements	13

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3 Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 Controls and Procedures	49

PART II OTHER INFORMATION

Item 1 Legal Proceedings	49

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6 Exhibits	49

SIGNATURES	50

Index to Exhibits	51

Exhibit 3.1
Exhibit 4.2
Exhibit 10.2
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
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and related Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-Swiss and its consolidated subsidiaries, including Noble-Cayman.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$508,681	$337,871
Accounts receivable	445,875	387,414
Prepaid expenses	73,517	35,502
Other current assets	96,917	69,941

Total current assets	1,124,990	830,728

Property and equipment
Drilling equipment and facilities	12,991,525	12,471,283
Other	175,431	172,583

	13,166,956	12,643,866
Accumulated depreciation	(2,727,227)	(2,595,779)

	10,439,729	10,048,087

Other assets	365,166	342,506

Total assets	$11,929,885	$11,221,321

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	395,131	374,814
Accrued payroll and related costs	93,113	125,663
Interest payable	27,543	40,260
Other current liabilities	90,201	99,431

Total current liabilities	605,988	720,381

Long-term debt	3,167,646	2,686,484
Deferred income taxes	261,641	258,822
Other liabilities	218,044	268,000

Total liabilities	4,253,319	3,933,687

Commitments and contingencies

Shareholders’ equity
Shares; 262,446 and 262,415 shares outstanding	887,431	917,684
Treasury shares, at cost; 10,288 and 10,140 shares	(379,667)	(373,967)
Additional paid-in capital	44,947	39,006
Retained earnings	6,684,995	6,630,500
Accumulated other comprehensive loss	(46,731)	(50,220)

Total shareholders’ equity	7,190,975	7,163,003

Noncontrolling interests	485,591	124,631

Total equity	7,676,566	7,287,634

Total liabilities and equity	$11,929,885	$11,221,321

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating revenues
Contract drilling services	$542,605	$808,646
Reimbursables	22,291	24,233
Labor contract drilling services	13,547	7,761
Other	445	211

	578,888	840,851

Operating costs and expenses
Contract drilling services	306,363	254,431
Reimbursables	17,103	19,743
Labor contract drilling services	8,523	5,888
Depreciation and amortization	158,122	115,857
Selling, general and administrative	23,715	21,971
Gain on contract extinguishments, net	(21,202)	—

	492,624	417,890

Operating income	86,264	422,961

Other income (expense)
Interest expense, net of amount capitalized	(19,041)	(465)
Interest income and other, net	2,592	3,626

Income before income taxes	69,815	426,122
Income tax provision	(15,359)	(55,396)

Net income	54,456	370,726

Net loss attributable to noncontrolling interests	39	—

Net income attributable to Noble Corporation	$54,495	$370,726

Net income per share
Basic	$0.22	$1.44
Diluted	$0.21	$1.43

Par value reduction per share	$0.14	$0.04
See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$54,456	$370,726
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	158,122	115,857
Gain on contract extinguishments, net	(21,202)	—
Deferred income taxes	2,819	(444)
Share-based compensation expense	8,271	8,100
Pension contributions	(1,602)	(1,574)
Net change in other assets and liabilities	(114,090)	11,269

Net cash from operating activities	86,774	503,934

Cash flows from investing activities
New construction	(426,204)	(141,404)
Other capital expenditures	(149,062)	(179,044)
Major maintenance expenditures	(39,058)	(18,316)
Refund from contract extinguishments	18,642	—
Change in accrued capital expenditures	(471)	54,476

Net cash from investing activities	(596,153)	(284,288)

Cash flows from financing activities
Borrowings on bank credit facilities	200,000	—
Repayments of bank credit facilities	(240,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	—
Contribution from joint venture partners	361,000	—
Payments of joint venture debt	(693,494)	—
Settlement of interest rate swaps	(29,032)	—
Proceeds from issuance of notes to joint venture partner	35,000	—
Dividends/par value reduction payments paid	(34,920)	(11,935)
Financing costs on credit facilities	(2,835)
Proceeds from employee stock transactions	2,337	2,443
Repurchases of employee shares surrendered for taxes	(5,700)	(9,285)
Repurchases of shares	—	(88,652)

Net cash from financing activities	680,189	(107,429)

Net change in cash and cash equivalents	170,810	112,217
Cash and cash equivalents, beginning of period	337,871	735,493

Cash and cash equivalents, end of period	$508,681	$847,710

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity

Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$(50,220)	$124,631	$7,287,634

Employee related equity activity
Share-based compensation expense	—	—	8,271	—	—	—	—	8,271
Issuance of share-based compensation shares	176	598	(598)	—	—	—	—	—
Exercise of stock options	167	566	2,890	—	—	—	—	3,456
Tax benefit of stock options exercised	—	—	(1,119)	—	—	—	—	(1,119)

Restricted shares forfeited or repurchased for taxes	(312)	(1,074)	1,074	—	(5,700)	—	—	(5,700)
Net income (loss)	—	—	—	54,495	—	—	(39)	54,456
Equity contribution by joint venture partner	—	—	—	—	—	—	361,000	361,000
Par value reduction payments paid	—	(30,343)	(4,577)	—	—	—	—	(34,920)
Other comprehensive income (loss), net	—	—	—	—	—	3,489	(1)	3,488

Balance at March 31, 2011	262,446	$887,431	$44,947	$6,684,995	$(379,667)	$(46,731)	$485,591	$7,676,566

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net income	$54,456	$370,726

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,040	(4,480)
Gain (loss) on foreign currency forward contracts	162	(1,925)
Gain (loss) on interest rate swaps	(366)	—
Amortization of deferred pension plan amounts	653	639

Other comprehensive income (loss), net	3,489	(5,766)

Net comprehensive loss attributable to noncontrolling interests	40	—

Comprehensive income attributable to Noble Corporation	$57,985	$364,960

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$501,051	$333,399
Accounts receivable	445,875	387,414
Prepaid expenses	71,504	33,232
Other current assets	97,855	69,821

Total current assets	1,116,285	823,866

Property and equipment
Drilling equipment and facilities	12,991,525	12,471,283
Other	141,816	143,691

	13,133,341	12,614,974
Accumulated depreciation	(2,723,456)	(2,594,954)

	10,409,885	10,020,020

Other assets	365,251	342,592

Total assets	$11,891,421	$11,186,478

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	394,817	374,559
Accrued payroll and related costs	87,517	120,634
Interest payable	27,543	40,260
Other current liabilities	89,186	96,825

Total current liabilities	599,063	712,491

Long-term debt	3,167,646	2,686,484
Deferred income taxes	261,641	258,822
Other liabilities	218,045	268,026

Total liabilities	4,246,395	3,925,823

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	421,383	416,232
Retained earnings	6,758,658	6,743,887
Accumulated other comprehensive loss	(46,731)	(50,220)

Total shareholder equity	7,159,435	7,136,024

Noncontrolling interests	485,591	124,631

Total equity	7,645,026	7,260,655

Total liabilities and equity	$11,891,421	$11,186,478

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating revenues
Contract drilling services	$542,605	$808,646
Reimbursables	22,291	24,233
Labor contract drilling services	13,547	7,761
Other	445	211

	578,888	840,851

Operating costs and expenses
Contract drilling services	300,832	252,781
Reimbursables	17,103	19,743
Labor contract drilling services	8,523	5,888
Depreciation and amortization	157,655	115,664
Selling, general and administrative	16,531	15,888
Gain on contract extinguishments, net	(21,202)	—

	479,442	409,964

Operating income	99,446	430,887

Other income (expense)
Interest expense, net of amount capitalized	(19,041)	(465)
Interest income and other, net	2,241	3,607

Income before income taxes	82,646	434,029
Income tax provision	(15,025)	(55,396)

Net income	67,621	378,633

Net loss attributable to noncontrolling interests	39	—

Net income attributable to Noble Corporation	$67,660	$378,633

See accompanying notes to the unaudited consolidated financial statements

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$67,621	$378,633
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	157,655	115,664
Gain on contract extinguishments, net	(21,202)	—
Deferred income taxes	2,819	(444)
Capital contribution by parent — share-based compensation	5,151	3,865
Pension contributions	(1,602)	(1,574)
Net change in other assets and liabilities	(116,943)	7,972

Net cash from operating activities	93,499	504,116

Cash flows from investing activities
New construction	(426,204)	(141,404)
Other capital expenditures	(144,339)	(178,859)
Major maintenance expenditures	(39,058)	(18,316)
Change in accrued capital expenditures	(471)	54,476
Refund from contract extinguishments	18,642	—

Net cash from investing activities	(591,430)	(284,103)

Cash flows from financing activities
Borrowings on bank credit facilities	200,000	—
Repayments of bank credit facilities	(240,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	—
Contribution from joint venture partners	361,000	—
Payments of joint venture debt	(693,494)	—
Settlement of interest rate swaps	(29,032)	—
Proceeds from issuance of notes to joint venture partner	35,000	—
Financing costs on credit facilities	(2,835)	—
Distributions to parent company, net	(52,889)	(109,057)

Net cash from financing activities	665,583	(109,057)

Net change in cash and cash equivalents	167,652	110,956
Cash and cash equivalents, beginning of period	333,399	726,225

Cash and cash equivalents, end of period	$501,051	$837,181

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity

Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$(50,220)	$124,631	$7,260,655
Net income	—	—	—	67,660	—	(39)	67,621
Capital contributions by parent — share-based compensation	—	—	5,151	—	—	—	5,151
Distributions to parent	—	—	—	(52,889)	—	—	(52,889)
Equity contribution by joint venture partner	—	—	—	—	—	361,000	361,000
Other comprehensive income (loss), net	—	—	—	—	3,489	(1)	3,488

Balance at March 31, 2011	261,246	$26,125	$421,383	$6,758,658	$(46,731)	$485,591	$7,645,026

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net income	$67,621	$378,633

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,040	(4,480)
Gain (loss) on foreign currency forward contracts	162	(1,925)
Gain (loss) on interest rate swaps	(366)	—
Amortization of deferred pension plan amounts	653	639

Other comprehensive income (loss), net	3,489	(5,766)

Net comprehensive loss attributable to noncontrolling interests	40	—

Comprehensive income attributable to Noble Corporation	$71,150	$372,867

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Organization and Basis of Presentation
Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 76 mobile offshore drilling units and one floating production storage and offloading unit (“FPSO”) located worldwide. Our fleet consists of 14 semisubmersibles, 13 drillships, 47 jackups and two submersibles. Our fleet includes 11 units under construction: two dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillships, two dynamically positioned, ultra-deepwater, harsh environment Bully-class drillships, three ultra-deepwater harsh environment drillships and four harsh environment jackup rigs. Our global fleet is currently located in the following areas: the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and the Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Noble-Cayman is a direct, wholly-owned subsidiary of Noble-Swiss, our publicly-traded parent company. Noble-Swiss’ principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries.
The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The December 31, 2010 Consolidated Balance Sheets presented herein are derived from the December 31, 2010 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by both Noble-Swiss and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation.
Note 2 — Acquisition of FDR Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet by adding three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one that is Arctic-class, a conventionally moored deepwater semisubmersible and one dynamically positioned FPSO. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following unaudited pro forma financial information for the three months ended March 31, 2010 gives effect to the Frontier acquisition as if it had occurred at January 1, 2009. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

Three months
ended
March 31, 2010
Total operating revenues	$908,615
Net income	361,224
Net income per share	$1.40
Note 3 — Consolidated Joint Ventures
In connection with the Frontier acquisition, we acquired Frontier’s 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell, PLC (“Shell”), for the construction and operation of the two Bully-class drillships. Since these entities’ equity at risk is insufficient to permit them to carry on their activities without additional financial support, they each meet the criteria for a variable interest entity. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interest is presented as noncontrolling interests on our Consolidated Balance Sheets.
In the first quarter of 2011, the joint venture credit facilities, which had a combined outstanding balance of $693 million, were repaid in full through contributions to the joint ventures from Noble and Shell. Shell contributed $361 million in equity to fund their portion of the repayment of joint venture credit facilities and related interest rate swaps, which were settled concurrent with the repayment and termination of the joint venture credit facilities.
At March 31, 2011, the combined carrying amount of the drillships was $1.03 billion, which was primarily funded through equity contributions and joint venture partner debt.
At March 31, 2011, the joint ventures had issued notes to the joint venture partners totaling $142 million in the aggregate. Our portion of these joint venture partner notes, which totaled $71 million, has been eliminated in our Consolidated Balance Sheets. Subsequent to March 31, 2011, the joint venture partners entered into a subscription agreement which converted all outstanding joint venture partner notes into equity of the joint ventures.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 4 — Share Data
Share capital
The following is a detail of Noble-Swiss’ share capital as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Shares outstanding and trading	252,158	252,275
Treasury shares	10,288	10,140

Total shares outstanding	262,446	262,415
Treasury shares held for share-based compensation plans	13,820	13,851

Total shares authorized for issuance	276,266	276,266

Par value per share (in Swiss Francs)	3.80	3.93
Shares authorized for issuance by Noble-Swiss at March 31, 2011 totalled 276.3 million shares and include 10.3 million shares held in treasury and 13.8 million treasury shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock.
Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 138.1 million conditionally authorized registered shares without obtaining shareholder approval. The issuance of these conditionally authorized registered shares is subject to certain conditions regarding their use.
Treasury shares/share repurchases
Share repurchases were made pursuant to the share repurchase program that our Board of Directors authorized and adopted. Subsequent to our 2009 Swiss migration, all shares repurchased under our share repurchase program are held in treasury. At March 31, 2011, 6.8 million shares remained available for repurchase under this authorization. Treasury shares held at March 31, 2011 include 9.9 million shares repurchased under our share repurchase program and 0.4 million shares surrendered by employees for taxes payable upon the vesting of restricted stock.
The number of shares that we may hold in treasury is limited under Swiss law. In April 2011, our shareholders approved the cancellation of 10.1 million shares held in treasury. Subsequent to this approval and cancellation, which is subject to a creditor notice period and filing with the Swiss Commercial Register, the total number of shares authorized for issuance will be reduced to 266.2 million shares.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss.

	Three months ended
	March 31,
	2011	2010
Allocation of net income
Basic
Net income attributable to Noble Corporation	$54,495	$370,726
Earnings allocated to unvested share-based payment awards	(509)	(3,476)

Net income to common shareholders — basic	$53,986	$367,250

Diluted
Net income attributable to Noble Corporation	$54,495	$370,726
Earnings allocated to unvested share-based payment awards	(509)	(3,461)

Net income to common shareholders — diluted	$53,986	$367,265

Weighted average shares outstanding — basic	251,026	255,122
Incremental shares issuable from assumed exercise of stock options	775	1,099

Weighted average shares outstanding — diluted	251,801	256,221

Weighted average unvested share-based payment awards	2,419	2,381

Earnings per share
Basic	$0.22	$1.44
Diluted	$0.21	$1.43
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. At March 31, 2011, stock options totaling approximately 0.7 million were excluded from the diluted earnings per share as they were not dilutive as compared to 0.4 million at March 31, 2010.
Note 5 — Property and Equipment
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $27 million and $13 million for the three months ended March 31, 2011 and 2010, respectively.
Note 6 — Gain on contract extinguishments, net
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petroleo Brasileiro S.A. (“Petrobras”) regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract, which was effective in March 2011. The Noble Phoenix is undergoing limited contract preparations, after which the unit will mobilize to Brazil. We expect that acceptance of the Noble Phoenix will take place in the fourth quarter of 2011. In connection with the cancelation of the contract with Shell on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represented the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition.
Also in January 2011, as a result of the substitution discussed above, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts.
In February 2011, the outstanding balances of the Bully joint venture credit facilities, which totaled $693 million, were repaid in full and the credit facilities terminated using a portion of the proceeds from our February 2011 debt offering and equity contributions from our joint venture partner. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities. As a result of these transactions, we recognized a gain of approximately $1.3 million during the first quarter of 2011.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 7 — Receivables from Customers
In June 2010, a subsidiary of Frontier entered into a charter contract with a subsidiary of BP PLC (“BP”) for the Seillean with a term of a minimum of 100 days. The unit went on hire on July 23, 2010. In October 2010, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and has made other claims and is demanding that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter. The charter has a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Outstanding receivables related to this charter totaled $35 million as of March 31, 2011. We believe that if BP were to be successful in claiming the contract void ab initio we would have an indemnity claim against the former shareholders of Frontier, and we have put them on notice to that effect. We can make no assurances as to the outcome of this dispute.
Note 8 — Debt
Total debt consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,919	$299,911
7.375% Senior Notes due 2014	249,539	249,506
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,927	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,699	498,672
4.625% Senior Notes due 2021	399,446	—
6.20% Senior Notes due 2040	399,889	399,889
6.05% Senior Notes due 2041	397,560	—
Credit facilities	—	40,000

Consolidated joint venture debt instruments:
Joint venture credit facilities	$—	$691,052
Joint venture partner notes	70,972	35,972

Total Debt	3,167,646	2,766,697

Less: Current Maturities	—	(80,213)

Long-term Debt	$3,167,646	$2,686,484

We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. Our previously existing credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. We were in compliance with all covenants as of March 31, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At March 31, 2011, we had no borrowings or letters of credit outstanding under the Credit Facilities.
In February 2011, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.1 billion aggregate principal amount of senior notes in three separate tranches, comprising $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. A portion of the net proceeds of approximately $1.09 billion, after expenses, was used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities discussed below.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In the first quarter of 2011, the joint venture credit facilities, which had a combined outstanding balance of $693 million, were repaid in full through contributions to the joint ventures from Noble and Shell. Shell contributed $361 million in equity to fund their portion of the repayment of joint venture credit facilities and related interest rate swaps, which were settled concurrent with the repayment and termination of the joint venture credit facilities.
In January 2011, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes was 10%, payable semi-annually in arrears and in kind on June 30 and December 31 commencing in June 2011. The purpose of these notes was to provide additional liquidity to the joint ventures in connection with the shipyard construction of the Bully vessels. Our portion of these joint venture partner notes, which totaled $35 million, has been eliminated in our Consolidated Balance Sheets.
On April 15, 2011, the Bully joint venture partners entered into a subscription agreement, pursuant to which each partner was issued equity in each of the Bully joint ventures in exchange for the cancellation of all outstanding joint venture partner notes. The subscription agreement has the effect of converting all joint venture partner notes into equity of the respective joint venture. The total capital contributed as a result of these agreements was $146 million, which included $142 million in outstanding notes, plus accrued interest. Our portion of the capital contribution, totaling $73 million, will be eliminated in consolidation.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,919	$325,316	$299,911	$324,281
7.375% Senior Notes due 2014	249,539	286,057	249,506	282,078
3.45% Senior Notes due 2015	350,000	356,097	350,000	357,292
3.05% Senior Notes due 2016	299,927	296,467	—	—
7.50% Senior Notes due 2019	201,695	240,548	201,695	242,464
4.90% Senior Notes due 2020	498,699	506,617	498,672	516,192
4.625% Senior Notes due 2021	399,446	394,839	—	—
6.20% Senior Notes due 2040	399,889	407,192	399,889	423,345
6.05% Senior Notes due 2041	397,560	397,353	—	—
Credit facilities	—	—	40,000	40,000
Consolidated joint venture debt instruments
Joint venture credit facilities	—	—	691,052	691,052
Joint venture partner notes	70,972	70,972	35,972	35,972
The Bully joint venture partner notes were subordinated debt, with the most recent tranche in January 2011 being issued at the same terms as the prior notes. Therefore, any difference between carrying value and estimated fair value is considered immaterial.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 9 — Income Taxes
At December 31, 2010, the reserves for uncertain tax positions totaled $145 million (net of related tax benefits of $8 million). At March 31, 2011, the reserves for uncertain tax positions totaled $147 million (net of related tax benefits of $9 million). If the March 31, 2011 reserves are not realized, the provision for income taxes would be reduced by $131 million and equity would be directly increased by $16 million.
It is possible that our existing liabilities related to our reserve for uncertain tax position amounts may increase or decrease in the next twelve months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.
Note 10 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended March 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,093	$2,152	$1,116	$1,912
Interest cost	1,383	2,143	1,266	1,957
Return on plan assets	(1,403)	(2,768)	(1,366)	(2,392)
Amortization of prior service cost	—	56	—	57
Amortization of transition obligation	18	—	18	—
Recognized net actuarial loss	120	844	181	705

Net pension expense	$1,211	$2,427	$1,215	$2,239

During each of the three months ended March 31, 2011 and 2010, we made contributions to our pension plans totaling $2 million. We expect the minimum funding to our non-U.S. and U.S. plans in 2011, subject to applicable law, to be approximately $7 million.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At March 31, 2011 and December 31, 2010, our liability under the Restoration Plan totaled $8 million and $7 million, respectively. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at both March 31, 2011 and December 31, 2010.
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
For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation, known in FASB standards as the “long-haul method.” Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2011 represent approximately 37 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $91 million at March 31, 2011. Total unrealized gains related to these forward contracts were $2 million as of March 31, 2011 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).
Our two joint ventures had maintained interest rate swaps which were classified as cash flow hedges. The purpose of these hedges was to satisfy bank covenants of the then outstanding credit facilities and to limit exposure to changes in interest rates. In February 2011, the outstanding balances of the joint venture credit facilities and the related interest rate swaps were settled and terminated. As a result of these transactions we recognized a gain of $1 million during the quarter ended March 31, 2011.
The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended
	March 31,
	2011	2010

Net unrealized gain at beginning of period	$1,970	$417
Activity during period:
Settlement of foreign currency forward contracts during the period	(1,152)	(287)
Settlement of interest rate swaps during the period	(366)	—
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	1,314	(1,638)

Net unrealized gain/(loss) at end of period	$1,766	$(1,508)

Fair Value Hedges
We have entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of March 31, 2011, the aggregate notional amount of the forward contracts was 30 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities.” Gains and losses from these fair value hedges would be recognized in earnings currently, along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of these outstanding forward contracts totaled approximately $0.8 million at March 31, 2011 and $3 million at December 31, 2010. No gains or losses related to fair value hedges were recognized in the income statement for either of the three months ended March 31, 2011 or 2010.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Foreign Exchange Forward Contracts
One of our joint ventures maintained foreign exchange forward contracts to help mitigate the risk of currency fluctuation of the Singapore Dollar for the construction of the Noble Bully II drillship. These contracts were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair values were recognized as either income or loss in our Consolidated Income Statement. These contracts are referred to as non-designated derivatives in the tables to follow, and all were settled during the first quarter of 2011. For the three months ended March 31, 2011, we recognized a loss of $0.5 million related to these foreign exchange forward contracts.
Financial Statement Presentation
The following tables, together with Note 12, summarize the financial statement presentation and fair value of our derivative positions as of March 31, 2011 and December 31, 2010:

		Estimated fair value
	Balance sheet	March 31,	December 31,
	classification	2011	2010
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$2,003	$2,015

Non-designated derivatives
Short-term foreign currency forward contracts	Other current assets	$—	$2,603

Liability derivatives
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	$827	$3,306

Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	237	412
Short-term interest rate swaps	Other current liabilities	—	15,697
Long-term interest rate swaps	Other liabilities	—	10,893
To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended March 31, 2011 and 2010:

	Gain/(loss)		Gain/(loss) reclassified
	recognized		from AOCL to “other		Gain/(loss) recognized
	through AOCL		income”		through “other income”
	2011	2010	2011	2010	2011	2010

Cash flow hedges
Foreign currency forward contracts	$1,314	$(1,638)	$(1,152)	$(287)	$—	$—

Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$(546)	$—
For cash flow presentation purposes, a total use of cash of $29 million was recognized in the financing activities section related to the settlement of the interest rate swaps. All other amounts were recognized as changes in operating activities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 12 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2011				December 31, 2010
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$7,264	$7,264	$—	$—	$6,854	$6,854
Foreign currency forward contracts	2,003	—	2,003	—	4,618	4,618
Firm commitment	827	—	827	—	3,306	3,306

Liabilities —
Interest rate swaps	$—	$—	$—	$—	$26,590	$26,590
Foreign currency forward contracts	1,064	—	1,064	—	3,718	3,718
The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Note 13 — Commitments and Contingencies
In May 2010, Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico, issued on May 28, 2010 by U.S. Secretary of the Interior Ken Salazar, was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows. Due to the uncertainties noted above, we have not recognized any revenue under the disputed portion of this contract and the matter could have a material positive effect on our results of operations or cash flows for the period in which the matter is resolved.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years and represented approximately $752 million in contract backlog at the time of termination. In March 2011, we filed suit in Texas state district court against Marathon seeking damages for its actions. We cannot provide assurance as to the outcome of this lawsuit.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2011, there were approximately 29 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including certain disputes with customers over receivables discussed in Note 7, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. Our 2008 tax return is currently under audit by the U.S. Internal Revenue Service. In addition, a U.S. subsidiary of Frontier is also under audit for its 2007 and 2008 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained.
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $319 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe additional audit claims in the range of $11 to $13 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.
We maintain certain insurance coverage against specified marine perils, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike negatively impacted the energy insurance market, resulting in more restricted and more expensive coverage for U.S. named windstorm perils. Accordingly, effective March 2009, we elected to self insure this exposure to our units in the U.S. portion of the Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles of $25 million per occurrence for rigs located in the U.S., Mexico, Brazil, Southeast Asia, the North Sea and New Zealand and $15 million per occurrence for rigs operating in West Africa, the Middle East, India, and the Mediterranean Sea. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $3.1 billion at March 31, 2011.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. In order to resolve the DOJ investigation, we entered into a non-prosecution agreement with the DOJ, which provides for the payment of a fine of $2.6 million, as well as certain undertakings, including continued cooperation with the DOJ, compliance with the FCPA, certain self-reporting and annual reporting obligations and certain restrictions on our public discussion regarding the agreement. The agreement does not require that we install a monitor to oversee our activities and compliance with laws. In order to resolve the SEC investigation, in 2010, we agreed to the entry of a civil judgment against us. Pursuant to the agreed judgment, we agreed to disgorge profits of $4.3 million, pay prejudgment interest of $1.3 million and refrain from denying the allegations contained in the SEC’s petition, except in other litigation to which the SEC is not a party. We also agreed to an injunction restraining us from violating the anti-bribery, books and records, and internal controls provisions of the FCPA, and we waived a variety of litigation rights with respect to the conduct at issue. The agreed judgment does not require a monitor. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.
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
Any similar investigations or charges and any additional sanctions we may incur as a result of any such investigation could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any such investigation could be expensive and consume significant time and attention of our senior management.
In March 2011, we received a new temporary import permit for our final rig in Nigeria that had been waiting for a temporary import permit based on a long-standing application. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
Note 14 — Segment and Related Information
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three months ended March 31, 2011 and 2010 is shown in the following table. The “Other” column includes results of labor contract drilling services and corporate related items.

	Three Months Ended March 31,
	2011			2010
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$564,654	$14,234	$578,888	$832,160	$8,691	$840,851
Depreciation and amortization	154,888	3,234	158,122	113,173	2,684	115,857
Segment operating income/ (loss)	84,716	1,548	86,264	423,944	(983)	422,961
Interest expense, net of amount capitalized	(1,085)	(17,956)	(19,041)	(58)	(407)	(465)
Income tax provision/ (benefit)	18,863	(3,504)	15,359	55,592	(196)	55,396
Segment profit/ (loss)	66,880	(12,385)	54,495	372,036	(1,310)	370,726
Total assets (at end of period)	11,716,530	213,355	11,929,885	7,882,139	851,963	8,734,102
Capital expenditures	612,988	1,336	614,324	335,583	3,181	338,764
Note 15 — Accounting Pronouncements
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 16 — Net Change in Other Assets and Liabilities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Three months ended		Three months ended
	March 31,		March 31,
	2011	2010	2011	2010

Accounts receivable	$(58,461)	$25,241	$(58,461)	$25,241
Other current assets	(64,003)	(25,625)	(65,318)	(24,993)
Other assets	4,611	(6,162)	2,132	(6,276)
Accounts payable	1,864	(2,429)	1,805	(2,396)
Other current liabilities	(18,626)	(1,367)	(17,602)	(5,418)
Other liabilities	20,525	21,611	20,501	21,814

	$(114,090)	$11,269	$(116,943)	$7,972

Note 17 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble-Cayman, are full and unconditional guarantors of NDC’s 7.50% Senior Notes due 2019 which had an outstanding principal balance at March 31, 2011 of $202 million. NDC is a direct, wholly-owned subsidiary of NHC. Noble Drilling Holding LLC (“NDH”), a wholly-owned subsidiary of Noble-Cayman, is also a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes. Noble Drilling Services 6 LLC (“NDS6”), also a wholly-owned subsidiary of Noble-Cayman, is a co-issuer of the 7.50% Senior Notes.
NDC and NHIL are full and unconditional guarantors of Noble-Cayman’s 5.875% Senior Notes due 2013, which had an outstanding principal balance of $300 million at March 31, 2011.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 7.375% Senior Notes due 2014, which had an outstanding principal balance of $250 million at March 31, 2011.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.45% Senior Notes due 2015, 4.90% Senior Notes due 2020 and 6.20% Senior Notes due 2040. The aggregate principal balance of these three tranches of senior notes at March 31, 2011 was $1.25 billion.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.05% Senior Notes due 2016, 4.625% Senior Notes due 2021 and 6.05% Senior Notes due 2041. The aggregate principal balance of these three tranches of senior notes at March 31, 2011 was $1.1 billion.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$76	$328	$—	$—	$—	$500,647	$—	$501,051
Accounts receivable	—	8,094	1,797	—	—	435,984	—	445,875
Prepaid expenses	—	309	11	—	—	71,184	—	71,504
Short-term notes receivable from affiliates	—	119,476	—	—	—	90,500	(209,976)	—
Accounts receivable from affiliates	1,895,646	—	799,567	1,269,552	—	4,241,460	(8,206,225)	—
Other current assets	8,770	80,775	241	7,414	11,207	230,975	(241,527)	97,855

Total current assets	1,904,492	208,982	801,616	1,276,966	11,207	5,570,750	(8,657,728)	1,116,285

Property and equipment
Drilling equipment, facilities and other	—	1,655,800	71,013	—	—	11,406,528	—	13,133,341
Accumulated depreciation	—	(185,003)	(50,937)	—	—	(2,487,516)	—	(2,723,456)

Total property and equipment, net	—	1,470,797	20,076	—	—	8,919,012	—	10,409,885

Notes receivable from affiliates	3,507,062	675,000	—	1,239,600	572,107	2,880,400	(8,874,169)	—
Investments in affiliates	6,922,746	8,789,542	3,533,598	6,093,309	1,922,249	—	(27,261,444)	—
Other assets	4,385	8,415	2,214	19,940	972	329,325	—	365,251

Total assets	$12,338,685	$11,152,736	$4,357,504	$8,629,815	$2,506,535	$17,699,487	$(44,793,341)	$11,891,421

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$40,500	$50,000	$—	$—	$—	$119,476	$(209,976)	$—
Accounts payable and accrued liabilities	5,875	17,260	9,793	19,233	630	546,272	—	599,063
Accounts payable to affiliates	2,978,526	3,094,159	31,913	73,925	16,599	2,252,630	(8,447,752)	—

Total current liabilities	3,024,901	3,161,419	41,706	93,158	17,229	2,918,378	(8,657,728)	599,063

Long-term debt	299,920	—	—	2,595,062	201,695	70,969	—	3,167,646
Notes payable to affiliates	1,834,500	1,147,500	120,000	975,000	811,000	3,986,169	(8,874,169)	—
Other liabilities	19,929	51,691	25,640	—	—	382,426	—	479,686

Total liabilities	5,179,250	4,360,610	187,346	3,663,220	1,029,924	7,357,942	(17,531,897)	4,246,395

Commitments and contingencies

Total equity	7,159,435	6,792,126	4,170,158	4,966,595	1,476,611	10,341,545	(27,261,444)	7,645,026

Total liabilities and equity	$12,338,685	$11,152,736	$4,357,504	$8,629,815	$2,506,535	$17,699,487	$(44,793,341)	$11,891,421

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$42	$146	$—	$—	$—	$333,211	$—	$333,399
Accounts receivable	—	6,984	1,795	—	—	378,635	—	387,414
Prepaid expenses	—	310	—	—	—	32,922	—	33,232
Short-term notes receivable from affiliates	—	119,476	—	—	—	75,000	(194,476)	—
Accounts receivable from affiliates	607,207	—	751,623	199,235	1,958	3,646,623	(5,206,646)	—
Other current assets	7,057	76,789	240	19,980	9,416	208,075	(251,736)	69,821

Total current assets	614,306	203,705	753,658	219,215	11,374	4,674,466	(5,652,858)	823,866

Property and equipment
Drilling equipment, facilities and other	—	1,254,482	70,945	—	—	11,289,547	—	12,614,974
Accumulated depreciation	—	(153,638)	(50,250)	—	—	(2,391,066)	—	(2,594,954)

Total property and equipment, net	—	1,100,844	20,695	—	—	8,898,481	—	10,020,020

Notes receivable from affiliates	3,507,062	675,000	—	1,239,600	479,107	2,492,900	(8,393,669)	—
Investments in affiliates	6,835,466	9,150,129	3,561,451	5,618,248	1,879,831	—	(27,045,125)	—
Other assets	1,872	7,700	2,451	11,336	1,001	318,232	—	342,592

Total assets	$10,958,706	$11,137,378	$4,338,255	$7,088,399	$2,371,313	$16,384,079	$(41,091,652)	$11,186,478

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$25,000	$50,000	$—	$—	$—	$119,476	$(194,476)	$—
Current maturities of long-term debt	—	—	—	—	—	80,213	—	80,213
Accounts payable and accrued liabilities	1,473	19,218	8,779	31,973	4,413	566,422	—	632,278
Accounts payable to affiliates	1,601,869	2,695,651	30,095	64,192	7,134	1,059,441	(5,458,382)	—

Total current liabilities	1,628,342	2,764,869	38,874	96,165	11,547	1,825,552	(5,652,858)	712,491

Long-term debt	339,911	—	—	1,498,066	201,695	646,812	—	2,686,484
Notes payable to affiliates	1,834,500	1,092,000	120,000	550,000	811,000	3,986,169	(8,393,669)	—
Other liabilities	19,929	48,595	25,485	—	—	432,839	—	526,848

Total liabilities	3,822,682	3,905,464	184,359	2,144,231	1,024,242	6,891,372	(14,046,527)	3,925,823

Commitments and contingencies

Total equity	7,136,024	7,231,914	4,153,896	4,944,168	1,347,071	9,492,707	(27,045,125)	7,260,655

Total liabilities and equity	$10,958,706	$11,137,378	$4,338,255	$7,088,399	$2,371,313	$16,384,079	$(41,091,652)	$11,186,478

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$25,964	$4,990	$—	$—	$523,594	$(11,943)	$542,605
Reimbursables	—	912	12	—	—	21,367	—	22,291
Labor contract drilling services	—	—	—	—	—	13,547	—	13,547
Other	—	—	—	—	—	445	—	445

Total operating revenues	—	26,876	5,002	—	—	558,953	(11,943)	578,888

Operating costs and expenses
Contract drilling services	1,461	8,984	1,823	8,570	—	291,937	(11,943)	300,832
Reimbursables	—	904	—	—	—	16,199	—	17,103
Labor contract drilling services	—	—	—	—	—	8,523	—	8,523
Depreciation and amortization	—	10,124	909	—	—	146,622	—	157,655
Selling, general and administrative	1,511	1,509	—	7,877	—	5,634	—	16,531
Gain on contract extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	2,972	21,521	2,732	16,447	—	447,713	(11,943)	479,442

Operating income (loss)	(2,972)	5,355	2,270	(16,447)	—	111,240	—	99,446

Other income (expense)
Equity earnings in affiliates, net of tax	87,280	37,939	15,801	50,061	35,820	—	(226,901)	—
Interest expense, net of amounts capitalized	(18,361)	(14,592)	(1,820)	(22,496)	(7,671)	(2,131)	48,030	(19,041)
Interest income and other, net	1,713	5,538	11	11,309	1,792	29,908	(48,030)	2,241

Income before income taxes	67,660	34,240	16,262	22,427	29,941	139,017	(226,901)	82,646
Income tax provision	—	(858)	—	—	—	(14,167)	—	(15,025)

Net Income	67,660	33,382	16,262	22,427	29,941	124,850	(226,901)	67,621

Net loss attributable to noncontrolling interests	—	—	—	—	—	39	—	39

Net income attributable to Noble Corporation	$67,660	$33,382	$16,262	$22,427	$29,941	$124,889	$(226,901)	$67,660

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$28,309	$2,468	$—	$—	$791,169	$(13,300)	$808,646
Reimbursables	—	250	—	—	—	23,983	—	24,233
Labor contract drilling services	—	—	—	—	—	7,761	—	7,761
Other	—	—	—	—	—	211	—	211

Total operating revenues	—	28,559	2,468	—	—	823,124	(13,300)	840,851

Operating costs and expenses
Contract drilling services	5	7,881	1,948	—	—	256,247	(13,300)	252,781
Reimbursables	—	111	—	—	—	19,632	—	19,743
Labor contract drilling services	—	—	—	—	—	5,888	—	5,888
Depreciation and amortization	—	8,783	738	—	—	106,143	—	115,664
Selling, general and administrative	—	863	133	43	—	14,849	—	15,888

Total operating costs and expenses	5	17,638	2,819	43	—	402,759	(13,300)	409,964

Operating income (loss)	(5)	10,921	(351)	(43)	—	420,365	—	430,887

Other income (expense)
Equity earnings in affiliates, net of tax	377,338	175,025	(438)	389,881	177,391	—	(1,119,197)	—
Interest expense, net of amounts capitalized	(413)	(14,881)	(1,818)	(9,629)	—	(3,445)	29,721	(465)
Interest income and other, net	1,713	1,816	—	—	1,938	27,861	(29,721)	3,607

Income before income taxes	378,633	172,881	(2,607)	380,209	179,329	444,781	(1,119,197)	434,029
Income tax provision	—	1,259	—	—	—	(56,655)	—	(55,396)

Net Income	$378,633	$174,140	$(2,607)	$380,209	$179,329	$388,126	$(1,119,197)	$378,633

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(12,580)	$6,411	$2,762	$(48,978)	$(9,633)	$155,517	$—	$93,499

Cash flows from investing activities
New construction and capital expenditures	—	(318,916)	—	—	—	(291,156)	—	(610,072)
Notes receivable from affiliates	—	—	—	—	—	2,000	(2,000)	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	—	(318,916)	—	—	—	(270,514)	(2,000)	(591,430)

Cash flows from financing activities
Borrowings on bank credit facilities	200,000	—	—	—	—	—	—	200,000
Repayments of bank credit facilities	(240,000)	—	—	—	—	—	—	(240,000)
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contribution from joint venture partners	—	—	—	—	—	361,000	—	361,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Proceeds from issuance of notes to joint venture partner	—	—	—	—	—	35,000	—	35,000
Financing cost on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent	(52,889)	—	—	—	—	—	—	(52,889)
Advances (to) from affiliates	92,838	330,187	(2,762)	(1,038,855)	9,633	608,959	—	—
Notes payable to affiliates	15,500	(17,500)	—	—	—	—	2,000	—

Net cash from financing activities	12,614	312,687	(2,762)	48,978	9,633	282,433	2,000	665,583

Net change in cash and cash equivalents	34	182	—	—	—	167,436	—	167,652
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$76	$328	$—	$—	$—	$500,647	$—	$501,051

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$9,783	$9,367	$(3,983)	$(14,186)	$(1,814)	$504,949	$—	$504,116

Cash flows from investing activities
New construction and capital expenditures	—	(141,404)	—	—	—	(142,699)	—	(284,103)

Net cash from investing activities	—	(141,404)	—	—	—	(142,699)	—	(284,103)

Cash flows from financing activities
Distributions to parent	(109,057)							(109,057)
Advances (to) from affiliates	99,480	131,875	3,983	14,186	1,814	(251,338)	—	—

Net cash from financing activities	(9,577)	131,875	3,983	14,186	1,814	(251,338)	—	(109,057)

Net change in cash and cash equivalents	206	(162)	—	—	—	110,912	—	110,956
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954	—	726,225

Cash and cash equivalents, end of period	$209	$106	$—	$—	$—	$836,866	$—	$837,181

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2011, and our results of operations for the three months ended March 31, 2011 and 2010. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Frontier transaction and integration, contract backlog, fleet and benefits, our financial position, business strategy, backlog, completion and acceptance of our newbuild rigs, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, impact of competition, taxes and tax rates, advantages of our worldwide internal restructuring, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. We perform, through our subsidiaries, contract drilling services with a fleet of 76 mobile offshore drilling units (including 11 drilling rigs currently under construction) located worldwide, including in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and Asian Pacific. We also own and operate one dynamically positioned floating production, storage and offloading vessel (“FPSO”).
Outlook
The overall offshore drilling market has been volatile since the events occurring in connection with the Deepwater Horizon, and the U.S. governmental response to the incident. In the U.S. Gulf of Mexico, despite the lifting of the moratorium and publication of new safety rules, we have only recently seen progress in returning activity to more normal levels as indicated by the recent issuance of new drilling permits. However, while the issuance of a limited number of permits is a positive development, there are a number of ongoing risks which make it impossible to predict whether or when industry activity will return to levels seen prior to the Deepwater Horizon incident. These risks include the potential for third party environmental lawsuits targeting the permitting process, possible new drilling regulations and a failure of the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue permits in a timely manner. Outside of the U.S. Gulf of Mexico, we believe the risk for early contract terminations or defaults under existing contracts has decreased over the last twelve months, although, the risk has not been eliminated.

Furthermore, there is continued uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition to the political instability in certain oil producing nations in the Middle East and North Africa, there is also uncertainty regarding the sustainability of the recovery in the credit markets, particularly in Europe. During the first quarter of 2011, oil and gas prices increased primarily due to supply side concerns regarding the Middle East and North Africa. Natural gas prices in the United States fluctuated during the quarter, but ended the quarter in-line with year-end 2010 pricing. We believe, due to the competing factors noted above, the price for both commodities will continue to be volatile for the foreseeable future.
Despite the increase in commodity prices, we have only recently seen an increase in demand for offshore drilling services. Developments in the U.S. Gulf of Mexico will continue to have an impact on the deepwater market segment in the short-term, however, we believe that the long-term outlook is stronger. Market dayrates for new ultra-deepwater units remain generally above $400,000, which is a significantly lower than the rates in 2007-2008. Although demand in the jackup segment decreased slightly during 2010 utilization for units operating outside the U.S. Gulf of Mexico still averaged approximately 80 percent during the first quarter of 2011. We continue to see differentiation in the jackup market segment with newer units having utilization rates exceeding 90 percent, while units that entered service before 2000 have utilization rates closer to 70 percent. Likewise, there has been a bifurcation of dayrates between older and newer units in the jackup market with newer units earning a premium. Dayrates for both older and newer units were relatively stable throughout the second half of 2010 and while we are beginning to see some indications that rates in certain regions may be starting to increase, rates in general are significantly lower than the highs reached in 2007 and 2008.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves. Our results of operations depend on offshore drilling activity worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in greater demand for our services and lower oil and gas prices result in reduced demand for our services. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry sources report that a total of 64 newbuild jackups and 73 deepwater newbuilds are planned or under construction with scheduled delivery dates in May 2011 and beyond. Drilling contractors are also reported to hold a significant number of priced options for additional units, many of which we expect will be exercised and industry analysts widely acknowledge that a new wave of speculative building of both jackups and ultra-deepwater units has commenced. The introduction of additional non-contracted rigs into the marketplace could have an adverse effect on demand for our services or the dayrates we are able to achieve.
In addition, as a result of exploration discoveries offshore Brazil, Petrobras, the Brazilian national oil company, announced a plan to construct up to 28 deepwater rigs in Brazil and accepted bids in 2010 to construct these units from a number of shipyards and drilling contractors. A deepwater drilling rig construction industry does not currently exist in Brazil and Noble did not participate in these bids primarily because we viewed the capital risk associated with constructing a unit in Brazil as inappropriate. Petrobras has awarded the first tranche of seven drillships to a Brazilian shipyard for delivery beginning in 2015. Recently, Petrobras informed us that they have cancelled the bids for the remaining 21 newbuild units, leading us to believe that they will tender for needed units in the marketplace as opposed to building new units in Brazil. Nevertheless, the future of Petrobras’ building program remains uncertain and the ultimate number of deepwater rigs to be built in Brazil is still unknown. While Petrobras is currently in the market tendering for existing deepwater drilling units, the potential increase in supply from the Petrobras newbuilds could also adversely impact overall industry dayrates and economics.
As of April 30, 2011, we had nine jackup units operating with Pemex in Mexico, seven of which have contracts scheduled to expire in 2011. Pemex currently has outstanding tenders for 13 jackup rigs including four “fast-track” tenders, two of which appear to be targeted at Noble units. We believe, based on current tendering activity, that we may be able to fully employ our jackup units in Mexico by the end of the third quarter of 2011. Some recent tenders published by Pemex contain a requirement that certain units must have entered service since the year 2000. While Pemex has not yet succeeded in securing a significant number of newer rigs, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will secure long-term work with Pemex.

In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petrobras regarding operations in Brazil. Under the terms of the MOU, we would substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract, which was effective in March 2011. The Noble Phoenix has undertaken limited contract preparations, after which the unit will mobilize to Brazil. We expect that acceptance of the Noble Phoenix will take place in the fourth quarter of 2011. In connection with the cancelation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011 which represents the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition.
Also in January 2011, as a result of the substitution discussed above, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts.
In connection with our existing drilling contracts with Petrobras for two of our drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius and the Noble Roger Eason. These upgrade projects, planned through 2012, are designed to enhance the reliability and operational performance of these drillships. Recently, the Noble Leo Segerius entered the shipyard and began preparations for its reliability upgrades. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns due to labor, customs, local shipyard, local content and other issues. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or more of these drillships. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances, could involve a variety of options.
On April 25, 2011, the Noble Discoverer was operating off the coast of New Zealand when a severe weather event occurred. In anticipation of the severe weather, and in accordance with established procedures for severe weather events, the Noble Discoverer suspended drilling operations and secured and disconnected from the well. Due to the severe weather, the riser and the lower marine riser package were damaged and released from the vessel. While we are still evaluating the extent of the equipment damage, we currently believe the damage will not be material. We believe we are entitled to continue receiving dayrate from our customer until repairs are complete, and we are discussing the implications of this event with our customer. We can make no assurances as to the outcome of this event.
While we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our acquisition of Frontier and recent newbuild announcements further strengthen our position, especially in deepwater drilling.
Results and Strategy
In the first quarter of 2011, we recognized net income attributable to Noble-Swiss of $54 million, or $0.21 per diluted share, on total revenues of $579 million. The average dayrate across our worldwide fleet increased to $150,294 for the first quarter of 2011 from $140,554 for the fourth quarter of 2010. Fleetwide average utilization was 61 percent in the first quarter of 2011, as compared to 73 percent in the fourth quarter of 2010. Daily contract drilling services costs increased to $84,858 for the first quarter of 2011 from $75,932 for the fourth quarter of 2010. As a result, our contract drilling services margin decreased in the first quarter of 2011 to 44 percent as compared to 46 percent in the fourth quarter of 2010. The first quarter of 2011 results reflect the effect of anticipated downtime on certain of our rigs for shipyard projects and contract completions.
We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs, and as part of this technical and operational expansion we plan to continue to seek opportunities to high-grade our fleet. Our business strategy also focuses on the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, divestitures of lower specification units and the deployment of our drilling assets in important oil and gas producing areas. During the first quarter of 2011, we continued our newbuild strategy as indicated by the following 11 projects:
•
two dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillships, which are scheduled to complete acceptance testing and be delivered to our customer in the fourth quarter of 2011 and 2013, respectively;

•
two dynamically positioned, ultra-deepwater, harsh environment Bully-class drillships owned through a joint venture with Shell each of which are scheduled to complete acceptance testing and be delivered to our customer in the fourth quarter of 2011;

•
three dynamically positioned, ultra-deepwater, harsh environment drillships under construction at Hyundai Heavy Industry which are estimated to be delivered from the shipyard and begin acceptance testing as follows: the second quarter of 2013, the fourth quarter of 2013, and the second quarter of 2014, respectively; and

•
four high-specification heavy duty, harsh environment jackup rigs which are estimated to be delivered from the shipyard and begin acceptance testing as follows: fourth quarter of 2012, second quarter of 2013, fourth quarter of 2013 and first quarter of 2014, respectively.

Noble currently has seven ultra-deepwater rigs and four high-specification jackup rigs under construction. Of these, five of the ultra-deepwater units are contracted for five years or more. Two of the recently announced drillships and all four jackups are being constructed without contracts. In addition, we have options for one additional ultra-deepwater drillship and two additional high-specification jackups.
As part of our strategy, we continue to review our fleet and the strategic benefit of our lower specification units. We believe that we need to continue to migrate our fleet towards greater technological capability. As part of this process, we may decide to dispose of some of our lower specification jackups and/or floating units, and we are considering a number of options for these units. We believe these units are maintained in a manner that would allow us to successfully continue to operate them should we decide this is the appropriate course of action based on available alternatives.
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
In addition, the U.S. government has indicated to receive a deepwater drilling permit, the operator must (i) demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) have the chief executive officer of each operator certify that the operator has complied with all applicable regulations and (iii) allow the BOEMRE to conduct inspections of each deepwater drilling operation for compliance with the applicable regulations.
Our existing U.S. Gulf of Mexico operations have been and will continue to be negatively impacted by the events and governmental action described above. As of March 31, 2011, our U.S. Gulf of Mexico operations included seven deepwater drilling units: the Noble Amos Runner, Noble Danny Adkins, Noble Jim Thompson, Noble Driller, Noble Paul Romano, Noble Lorris Bouzigard and Noble Jim Day. We estimate the negative impact to our revenues for the three months ended March 31, 2011 to be in excess of $225 million. We have worked and continue to work closely with our customers for drilling services in the U.S. Gulf of Mexico to address the hardships imposed by the governmental actions described above. The discussion below briefly describes the current status of each of these drilling units.
•	Noble Amos Runner. This unit received its blow out preventer (“BOP”) certification and is currently operating for LLOG Exploration, LLC at the full dayrate.
•
Noble Danny Adkins. This unit received its BOP certification. The unit spent part of the first quarter operating under a permit and receiving full dayrate. However, our customer, Shell, was not able to secure additional permits for this rig and it returned to a lower stand-by rate pending the approval of required permits.

•
Noble Jim Thompson. During the first quarter, this unit was operating under contract with Shell at a reduced dayrate. At the end of March 2011, Shell received the required permits and the rig began operating under full dayrate in April 2011.

•
Noble Jim Day. This rig has received its BOP certification. In February 2011, this drilling unit went under contract for a subsidiary of Shell in the U.S. Gulf of Mexico, and it is currently receiving a reduced stand-by rate pending the approval of required permits.

•
Noble Driller. This unit is under contract with Shell and is receiving a reduced stand-by rate while undergoing a shipyard project. This unit is expected to receive its BOP certification in the second quarter of 2011.

•	Noble Paul Romano. This unit is idle, having completed its drilling contract in June 2010. The unit has received its BOP certification and is being actively marketed to potential customers.
•	Noble Lorris Bouzigard. This drilling unit is currently cold stacked, but is being actively marketed to potential customers.
Acquisition of FDR Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet by adding three dynamically positioned drillships (including two Bully-class joint venture-owned drillships under construction), two conventionally moored drillships, including one that is Arctic-class, a conventionally moored deepwater semisubmersible and one FPSO. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.
Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of March 31, 2011 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2011 (1)	2012	2013	2014	2015-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6) (7)	$11,792	$1,319	$1,690	$1,660	$1,779	$5,344
Jackups/Submersibles (3)	1,325	680	383	193	67	2
Other	—	—	—	—	—	—

Total (4)	$13,117	$1,999	$2,073	$1,853	$1,846	$5,346

Percent of Available Operating Days Committed (5)		64%	33%	24%	19%	5%

(1)	Represents a nine-month period beginning April 1, 2011.

(2)
Our drilling contracts with Petroleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships presently operating offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2011 through 2012, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $289 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Jim Day and Noble Clyde Boudreaux as well as the letter of intent for the unnamed HHI Drillship I, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 75 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $502 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex Exploracion y Produccion (“Pemex”) for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, the contract for one jackup has a dayrate indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrate is generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the March 31, 2011 index-based dayrate for periods subsequent to the firm dayrate period.

(4)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At March 31, 2011, we had ten rigs contracted to Pemex in Mexico and our backlog includes approximately $268 million related to such contracts. Also, our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so.

(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2011 through 2014.

(6)
It is not possible to determine the impact to our revenues or backlog resulting from efforts by operators to cancel or modify drilling contracts due to the U.S. government imposed restrictions and the vigorous scrutiny for issuance of new drilling permits, and other consequences of the actions by the U.S. government. At March 31, 2011, backlog related to our U.S. Gulf of Mexico deepwater rigs totaled $5.6 billion, $448 million of which represents backlog for the nine-month period ending December 31, 2011.

We entered into an agreement with Shell effective June 27, 2010 which provides that Shell may suspend the contracts on three of our units operating in the U.S. Gulf of Mexico during any period of regulatory restriction by paying reduced suspension dayrates in lieu of the normal operating dayrates. The term of the initial contract is also extended by the suspension period. The impact of this agreement is to shift backlog among periods with an immaterial increase to total backlog because of the reduced suspension rates.

(7)
Noble and a subsidiary of Shell are involved in joint venture agreements to build, operate, and own both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of March 31, 2011, the combined amount of backlog for these rigs totals $2.4 billion, all of which is included in our backlog. Noble’s net interest in the backlog for these rigs is $1.2 billion.

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
The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, operational downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.
As of March 31, 2011, we estimate Shell and Petrobras represent more than 64% and 24%, respectively, of our backlog.

Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. In order to resolve the DOJ investigation, we entered into a non-prosecution agreement with the DOJ, which provides for the payment of a fine of $2.6 million, as well as certain undertakings, including continued cooperation with the DOJ, compliance with the FCPA, certain self-reporting and annual reporting obligations and certain restrictions on our public discussion regarding the agreement. The agreement does not require that we install a monitor to oversee our activities and compliance with laws. In order to resolve the SEC investigation, in 2010, we agreed to the entry of a civil judgment against us. Pursuant to the agreed judgment, we agreed to disgorge profits of $4.3 million, pay prejudgment interest of $1.3 million and refrain from denying the allegations contained in the SEC’s petition, except in other litigation to which the SEC is not a party. We also agreed to an injunction restraining us from violating the anti-bribery, books and records, and internal controls provisions of the FCPA, and we waived a variety of litigation rights with respect to the conduct at issue. The agreed judgment does not require a monitor. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.
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
Any similar investigations or charges and any additional sanctions we may incur could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any such investigation could be expensive and consume significant time and attention of our senior management.
In March 2011, we received a new temporary import permit for our final rig in Nigeria that had been waiting for a temporary import permit based on a long-standing application. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
In 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board (“NCD Board”) to implement and monitor the law and develop regulations pursuant to the law. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law. The implementation of the law is ongoing and both the manner and timing of final implementation is uncertain. We have participated in a number of meetings with the NCD Board and are analyzing how we might reorganize our operations in Nigeria to meet these requirements, including creating third party minority interests in our operating assets. We cannot predict the impact the new law may have on our existing or future operations in Nigeria, but our operations there could be significantly and adversely affected.

Results of Operations
For the Three Months Ended March 31, 2011 and 2010
General
Net income attributable to Noble Corporation (Noble-Swiss) for the three months ended March 31, 2011 (the “Current Quarter”) was $54 million, or $0.21 per diluted share, on operating revenues of $579 million, compared to net income for the three months ended March 31, 2010 (the “Comparable Quarter”) of $371 million, or $1.43 per diluted share, on operating revenues of $841 million.
The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2010 and 2011, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended March 31, 2011 was $13 million higher than operating income for Noble-Swiss for the same period, primarily as a result of depreciation related to Swiss owned assets and operating costs directly attributable to Noble-Swiss for stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2011 and 2010:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,			March 31,
	2011	2010	2011	2010	% Change	2011	2010	% Change

Jackups	62%	81%	2,381	3,141	-24%	$80,866	$116,498	-31%
Semisubmersibles	69%	93%	868	931	-7%	277,859	416,572	-33%
Drillships	70%	92%	361	247	46%	301,647	222,306	36%
FPSO/Submersibles	0%	0%	—	—	—	—	—	—

Total	61%	81%	3,610	4,319	-16%	$150,294	$187,214	-20%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Operating revenues:
Contract drilling services	$542,605	$808,646	$(266,041)	-33%
Reimbursables (1)	21,604	23,303	(1,699)	-7%
Other	445	211	234	111%

	$564,654	$832,160	$(267,506)	-32%

Operating costs and expenses:
Contract drilling services	$306,363	$254,431	$51,932	20%
Reimbursables (1)	16,440	18,869	(2,429)	-13%
Depreciation and amortization	154,888	113,173	41,715	37%
Selling, general and administrative	23,449	21,743	1,706	8%
Gain on contract extinguishments, net	(21,202)	—	(21,202)	* *

	479,938	408,216	71,722	18%

Operating income	$84,716	$423,944	$(339,228)	-80%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues. Decreases in contract drilling services revenue for the Current Quarter as compared to the Comparable Quarter were driven by reductions in both average dayrates and utilization. The 20% decrease in dayrates reduced revenues by approximately $133 million, and the 16% decrease in operating days decreased revenue by an additional $133 million.
The decrease in contract drilling services revenue primarily relates to our jackups and semisubmersibles, which generated approximately $173 million and $147 million less revenue, respectively, in the Current Quarter.
The decrease in jackup dayrates of 31 percent resulted in an $85 million decrease in revenues from the Comparable Quarter. The reduction in dayrates was primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico for changes in market conditions in the global shallow water market. The 24 percent decline in jackup operating days resulted in an $88 million decline in revenues. The decrease in utilization primarily related to rigs coming off of contract in Mexico.
The decrease in semisubmersible dayrates of 33 percent resulted in a $121 million decrease in revenues from the Comparable Quarter, and the 7 percent decline in operating days contributed an additional $26 million to the decline. The decrease in semisubmersibles revenue is a result of drilling restrictions in the U.S. Gulf of Mexico where lower standby rates replaced the standard operating dayrates for a majority of our contracts. Additional unpaid days in the U.S. Gulf of Mexico primarily related to the termination of contracts and a 77 day decrease for the Noble Homer Ferrington for which we only recorded revenue for 13 days in the Current Quarter.
The decreases in revenue for the above rig classes were partially offset by higher revenues from our drillships, which increased $54 million in the Current Quarter as compared to the Comparable Quarter. The increase was primarily from the drillships Noble Discoverer and the Noble Phoenix, which were added to the fleet as part of the Frontier acquisition on July 28, 2010.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $52 million for the Current Quarter as compared to the Comparable Quarter. In addition to the acquisition of Frontier, our newbuild rigs, the Noble Dave Beard and the Noble Jim Day, were added to the fleet in March 2010 and January 2011, respectively, which added approximately $39 million of operating costs in the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs increased $13 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by an $8 million increase in maintenance expense, a $7 million increase in transportation and fuel costs and a $5 million increase in mobilization and other expenses, which was partially offset by a $7 million decrease in labor resulting from the decrease in overall rig utilization.
The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to depreciation on newbuilds added to the fleet, the addition of the Frontier rigs and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Operating revenues:
Labor contract drilling services	$13,547	$7,761	$5,786	75%
Reimbursables (1)	687	930	(243)	-26%

	$14,234	$8,691	$5,543	64%

Operating costs and expenses:
Labor contract drilling services	$8,523	$5,888	$2,635	45%
Reimbursables (1)	663	874	(211)	-24%
Depreciation and amortization	3,234	2,684	550	20%
Selling, general and administrative	266	228	38	17%

	12,686	9,674	3,012	31%

Operating income (loss)	$1,548	$(983)	$2,531	* *

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. The increase in both revenue and expense primarily relates to the recent expansion of our labor contract services in Alaska coupled with operational increases and foreign exchange fluctuations in our existing Canadian operations. The increase in depreciation is for additional assets placed in service since the Comparable Quarter.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $2 million in the Current Quarter as compared to the Comparable Quarter. The increase relates to a $2 million settlement under the non-prosecution agreement reached with the Nigerian authorities related to our recently concluded U.S. FCPA investigation.
Income Tax Provision. Our income tax provision decreased $40 million in the Current Quarter primarily from a decline in pre-tax earnings of approximately 84 percent, which reduced income tax expense by approximately $46 million in the Current Quarter. This decrease was partially offset by a higher effective tax rate of 22 percent in the Current Quarter as compared to 13 percent in the Comparable Quarter, which increased income tax expense by approximately $6 million. The increase in tax rate was primarily a result of a change in our geographic revenue mix mainly resulting from drilling restrictions in the U.S. Gulf of Mexico.

Liquidity and Capital Resources
Overview
Net cash from operating activities for the Current Quarter was $87 million, which compared to $504 million in the Comparable Quarter. The decrease in net cash from operating activities in the Current Quarter was primarily attributable to a significant decline in net income coupled with an increase in accounts receivable and other current assets. During the Current Quarter, we entered into an additional $600 million revolving credit facility, and at March 31, 2011 we had $1.2 billion available under our credit facilities. We had working capital of $519 million and $110 million at March 31, 2011 and December 31, 2010, respectively. Primarily as a result of our $1.1 billion debt offering in February 2011, total debt as a percentage of total debt plus equity increased to 29.2 percent at March 31, 2011 from 27.5 percent at December 31, 2010. Additionally, at March 31, 2011, we had a total contract drilling services backlog of approximately $13.1 billion. Our backlog as of March 31, 2011 reflects a commitment of 64 percent of operating days for the remainder of 2011 and 33 percent for 2012. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
As a result of the cash generated by our operations, our cash on hand and the availability under our bank credit facilities, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs including:
•	normal recurring operating expenses;
•	capital expenditures, including expenditures for newbuilds and other miscellaneous capital upgrades; and
•	payments of return of capital in the form of a reduction of par value of our shares (in lieu of dividends).
Capital Expenditures
Our primary liquidity requirement for 2011 will be for capital expenditures. Capital expenditures, including capitalized interest, totaled $614 million and $339 million for the three months ended March 31, 2011 and 2010, respectively.
At March 31, 2011, we had 11 rigs under construction, and capital expenditures, including capitalized interest, for new construction in the first quarter of 2011 totaled $426 million. Capital expenditures for newbuild rigs consisted of the following (in millions):

Expenditures
Project	in 2011
Noble Bully II	$58.4
HHI Drillship II	58.1
HHI Drillship I	57.2
HHI Drillship III	52.8
Noble Bully I	50.7
Noble Globetrotter II	44.8
Noble Jackup III	42.8
Noble Jackup IV	42.8
Noble Globetrotter I	14.4
Noble Jackup I	0.8
Noble Jackup II	0.6
Other	2.8

Total	$426.2

Other capital expenditures totaled $149 million in the first three months of 2011, which included approximately $105 million for major upgrade projects, including $48 million to upgrade two drillships currently operating under contracts with Petrobras. In addition, capitalized major maintenance expenditures, which have useful lives ranging from 3 to 5 years, totaled $39 million for the three months ended March 31, 2011.

Our total capital expenditure estimate for 2011 is approximately $2.5 billion. In connection with our 2011 and future capital expenditure programs, as of March 31, 2011, we had outstanding commitments, including shipyard and purchase commitments, for approximately $3.1 billion, of which $1.3 billion is anticipated to be spent within the next twelve months. Our remaining 2011 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects as needed.
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
Share Repurchases and Dividends
At March 31, 2011, 6.8 million registered shares remained available under the existing Board authorization for our share repurchase program. During the three months ended March 31, 2011, we acquired approximately 0.1 million shares surrendered by employees for taxes payable upon the vesting of restricted stock for $6 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available.
Our most recent quarterly payment to shareholders in the form of a capital reduction, which was paid on February 24, 2011 to holders of record on February 14, 2011, was 0.13 CHF per share, or an aggregate of approximately $35 million. The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.
Recently, our Board of Directors and shareholders approved the payment of a return of capital through a reduction of the par value of our shares in a total amount equal to 0.52 CHF per share to be paid in four equal installments scheduled for August 2011, November 2011, February 2012 and May 2012. The payments will be made in U.S. Dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date. Although the amount of the return of capital, expressed in Swiss francs, is fixed, the amount of the payment in U.S. Dollars will fluctuate based on the exchange rate. The exchange rate as published by the Swiss National Bank on April 29, 2011 was 0.8689 CHF/1.0 USD. These returns of capital will require us to make total cash payments of approximately $38 million in 2011 (based on the exchange rate on April 29, 2011).
Credit Facilities and Long-Term Debt
We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. Our previously existing credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. We were in compliance with all covenants as of March 31, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At March 31, 2011, we had no borrowings or letters of credit outstanding under the Credit Facilities. We believe that we maintain good relationships with our lenders under the Credit Facilities, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facilities.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2011, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2011, expect to remain in compliance during the year.
At March 31, 2011, we had letters of credit of $125 million and performance and tax assessment bonds totaling $382 million supported by surety bonds outstanding. Of the letters of credit outstanding, $74 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Our long-term debt was $3.2 billion at March 31, 2011 as compared to $2.8 billion at December 31, 2010. The increase in debt is due to the issuance of $1.1 billion aggregate principal amount of senior notes, partially offset by the repayment of $693 million in joint venture credit facilities. For additional information on our long-term debt, see Note 8 to our consolidated financial statements.
In February 2011, we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.1 billion aggregate principal amount of senior notes in three separate tranches, comprising of $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. A portion of the net proceeds of approximately $1.09 billion, after expenses, was used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities.
On February 25, 2011, the outstanding balances of the joint venture credit facilities, which totaled $693 million, were repaid in full and the credit facilities terminated using a portion of the proceeds from our February 2011 debt offering and $361 million in equity contributions from our joint venture partner. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities.
In January 2011, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes was 10%, payable semi-annually in arrears and in kind on June 30 and December 31 commencing in June 2011. The purpose of these notes was to provide additional liquidity to these joint ventures in connection with the shipyard construction of the Bully vessels. As of March 31, 2011, a total of $142 million in notes have been issued by the joint ventures to its partners. Our portion of these joint venture partner notes, which totaled $71 million, has been eliminated in our Consolidated Balance Sheets.
On April 15, 2011, the Bully joint venture partners entered into a subscription agreement, pursuant to which each partner was issued equity in each of the Bully joint ventures in exchange for the cancellation of all outstanding joint venture partner notes. The subscription agreement has the effect of converting all joint venture partner notes into equity of the respective joint venture. The total capital contributed as a result of these agreements was $146 million, which included $142 million in outstanding notes, plus accrued interest. Our portion of the capital contribution, totaling $73 million, will be eliminated in consolidation.
New Accounting Pronouncements
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At March 31, 2011, we had no amounts outstanding under the Credit Facilities.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $3.3 billion and $2.9 billion at March 31, 2011 and December 31, 2010, respectively. The increase was primarily a result of our issuance of $1.1 billion in debt in February 2011, partially offset by the repayment of $693 million in joint venture credit facilities coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.
Foreign Currency Risk
As a multinational company, we conduct business worldwide. Our functional currency is primarily the U.S. dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. dollars will increase (decrease).
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are different than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in “Accumulated other comprehensive loss” (“AOCL”). Amounts recorded in AOCL are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2011 represent approximately 37 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $91 million at March 31, 2011. Total unrealized gains related to these forward contracts were $2 million as of March 31, 2011 and were recorded as part of AOCL. A ten percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $9 million.
We have entered into a firm commitment for the construction of our Noble Globetrotter I drillship. The drillship will be constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of March 31, 2011, the aggregate notional amount of the remaining forward contracts was 30 million Euros. Each forward contract settles in connection with required payments under the construction contract. We are accounting for these forward contracts as fair value hedges. The fair market value of these derivative instruments is included in “Other current assets/liabilities.” Gains and losses from these fair value hedges would be recognized in earnings currently, along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of these outstanding forward contracts totaled approximately $0.8 million at March 31, 2011 and $3 million at December 31, 2010. No gains or losses related to fair value hedges were recognized in the income statement for either of the three months ended March 31, 2011 or 2010. A ten percent change in the exchange rate for the Euro would change the fair value of these forward contracts by approximately $4 million.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At March 31, 2011, our liability under the Restoration Plan totaled $8 million. We previously purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million at March 31, 2011. A ten percent change in the fair value of the phantom investments would change our liability by approximately $0.7 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
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
David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and Thomas L. Mitchell, Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of March 31, 2011. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2011. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is set forth in Note 13 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs(1)	or Programs(1)
January 2011	35,206	$37.35	(2)	—	6,769,891
February 2011	111,641	$39.00	(2)	—	6,769,891
March 2011	713	$43.67	(2)	—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock.

Item 6.	Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams David W. Williams	May 6, 2011 Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas L. Mitchell Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams David W. Williams	May 6, 2011 Date
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

4.2
First Amendment to Revolving Credit Agreement dated as of March 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners.

4.3
Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.4
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

10.1	*	Noble Corporation 2011 Short Term Incentive Plan (filed as Exhibit 10.32 to Noble-Swiss’ Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference).

10.2	*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

31.1		Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

Exhibit
Number		Exhibit

31.2		Certification of Thomas L. Mitchell pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3		Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2	+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3	+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	+	Interactive Data File

*	Management contract or compensatory plan or agreement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.