Form 10-Q
period 2011-06-30
NOBLE CORP; Noble Corp / Switzerland
filed 2011-08-08
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Dorfstrasse 19A, Baar, Switzerland 6340
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Shares, Par Value 3.67 CHF per Share	New York Stock Exchange
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0366361 (I.R.S. employer identification number)
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding and trading at July 29, 2011: Noble Corporation (Switzerland) — 252,390,953
Number of shares outstanding at July 29, 2011: Noble Corporation (Cayman Islands) — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

Page
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Noble Corporation (Noble-Swiss) Financial Statements:

Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010	3

Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010	4

Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010	5

Consolidated Statement of Equity for the six months ended June 30, 2011	6

Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010	7

Noble Corporation (Noble-Cayman) Financial Statements:

Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010	8

Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010	9

Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010	10

Consolidated Statement of Equity for the six months ended June 30, 2011 and 2010	11

Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010	12

Notes to Combined Consolidated Financial Statements	13

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3 Quantitative and Qualitative Disclosures About Market Risk	56

Item 4 Controls and Procedures	57

PART II OTHER INFORMATION

Item 1 Legal Proceedings	58

Item 1A Risk Factors	58

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6 Exhibits	59

SIGNATURES	60

Index to Exhibits	61

Exhibit 3.1
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
NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$230,877	$337,871
Accounts receivable	510,019	387,414
Taxes receivable	80,815	81,066
Prepaid expenses	67,311	35,502
Other current assets	88,474	69,941

Total current assets	977,496	911,794

Property and equipment, at cost	13,926,052	12,643,866
Accumulated depreciation	(2,863,482)	(2,595,779)

Property and equipment, net	11,062,570	10,048,087

Other assets	398,172	342,506

Total assets	$12,438,238	$11,302,387

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	303,902	374,814
Accrued payroll and related costs	114,736	125,663
Interest payable	58,328	40,260
Taxes payable	69,764	96,448
Other current liabilities	79,826	84,049

Total current liabilities	626,556	801,447

Long-term debt	3,521,770	2,686,484
Deferred income taxes	257,069	258,822
Other liabilities	212,475	268,000

Total liabilities	4,617,870	4,014,753

Commitments and contingencies

Shareholders’ equity
Shares; 262,668 and 262,415 shares outstanding	857,795	917,684
Treasury shares, at cost; 10,378 and 10,140 shares	(383,344)	(373,967)
Additional paid-in capital	50,499	39,006
Retained earnings	6,739,078	6,630,500
Accumulated other comprehensive loss	(42,316)	(50,220)

Total shareholders’ equity	7,221,712	7,163,003

Noncontrolling interests	598,656	124,631

Total equity	7,820,368	7,287,634

Total liabilities and equity	$12,438,238	$11,302,387

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues
Contract drilling services	$589,550	$687,510	$1,132,155	$1,496,156
Reimbursables	24,122	13,753	46,413	37,986
Labor contract drilling services	14,012	8,056	27,559	15,817
Other	313	603	758	814

	627,997	709,922	1,206,885	1,550,773

Operating costs and expenses
Contract drilling services	336,728	275,595	643,091	530,026
Reimbursables	18,723	10,365	35,826	30,108
Labor contract drilling services	8,750	5,380	17,273	11,268
Depreciation and amortization	163,119	126,227	321,241	242,084
Selling, general and administrative	21,632	23,808	45,347	45,779
Gain on contract extinguishments, net	—	—	(21,202)	—

	548,952	441,375	1,041,576	859,265

Operating income	79,045	268,547	165,309	691,508

Other income (expense)
Interest expense, net of amount capitalized	(14,829)	(510)	(33,870)	(975)
Interest income and other, net	(534)	1,006	2,058	4,632

Income before income taxes	63,682	269,043	133,497	695,165
Income tax provision	(9,508)	(51,118)	(24,867)	(106,514)

Net income	54,174	217,925	108,630	588,651

Net income attributable to noncontrolling interests	(91)	—	(52)	—

Net income attributable to Noble Corporation	$54,083	$217,925	$108,578	$588,651

Net income per share
Basic	$0.21	$0.85	$0.43	$2.29
Diluted	$0.21	$0.85	$0.43	$2.28
See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$108,630	$588,651
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	321,241	242,084
Gain on contract extinguishments, net	(21,202)	—
Deferred income taxes	(1,753)	(11,842)
Share-based compensation expense	16,388	16,285
Net change in other assets and liabilities	(177,968)	179,246

Net cash from operating activities	245,336	1,014,424

Cash flows from investing activities
Capital expenditures	(1,428,783)	(531,401)
Change in accrued capital expenditures	(51,500)	(17,848)
Refund from contract extinguishments	18,642	—

Net cash from investing activities	(1,461,641)	(549,249)

Cash flows from financing activities
Borrowings on bank credit facilities	625,000	—
Payments of bank credit facilities	(240,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	—
Contributions from joint venture partners	436,000	—
Payments of joint venture debt	(693,494)	—
Settlement of interest rate swaps	(29,032)	—
Par value reduction payments	(72,141)	(23,306)
Financing costs on credit facilities	(2,835)	—
Proceeds from employee stock transactions	7,357	3,711
Repurchases of employee shares surrendered for taxes	(9,377)	(9,309)
Repurchases of shares	—	(88,652)

Net cash from financing activities	1,109,311	(117,556)

Net change in cash and cash equivalents	(106,994)	347,619
Cash and cash equivalents, beginning of period	337,871	735,493

Cash and cash equivalents, end of period	$230,877	$1,083,112

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity

Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$(50,220)	$124,631	$7,287,634

Employee related equity activity
Share-based compensation expense	—	—	16,388	—	—	—	—	16,388
Issuance of share-based compensation shares	176	606	(599)	—	—	—	—	7
Exercise of stock options	389	1,294	5,782	—	—	—	—	7,076
Tax benefit of stock options exercised	—	—	274	—	—	—	—	274

Restricted shares forfeited or repurchased for taxes	(312)	(1,084)	1,084	—	(9,377)	—	—	(9,377)
Net income	—	—	—	108,578	—	—	52	108,630
Equity contribution by joint venture partner	—	—	—	—	—	—	473,973	473,973
Par value reduction payments ($0.29 per Share)	—	(60,705)	(11,436)	—	—	—	—	(72,141)
Other comprehensive income, net	—	—	—	—	—	7,904	—	7,904

Balance at June 30, 2011	262,668	$857,795	$50,499	$6,739,078	$(383,344)	$(42,316)	$598,656	$7,820,368

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$54,174	$217,925	$108,630	$588,651

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,375	(1,980)	4,382	(6,461)
Gain (loss) on foreign currency forward contracts	2,351	(1,009)	2,513	(2,934)
Loss on interest rate swaps	—	—	(366)	—
Amortization of deferred pension plan amounts	689	634	1,375	1,273

Other comprehensive income (loss), net	4,415	(2,355)	7,904	(8,122)

Net comprehensive income attributable to noncontrolling interests	(91)	—	(52)	—

Comprehensive income attributable to Noble Corporation	$58,498	$215,570	$116,482	$580,529

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$224,917	$333,399
Accounts receivable	509,986	387,414
Taxes receivable	80,815	81,066
Prepaid expenses	64,677	33,232
Other current assets	88,035	69,821

Total current assets	968,430	904,932

Property and equipment, at cost	13,892,227	12,614,974
Accumulated depreciation	(2,859,227)	(2,594,954)

Property and equipment, net	11,033,000	10,020,020

Other assets	398,255	342,592

Total assets	$12,399,685	$11,267,544

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	303,617	374,559
Accrued payroll and related costs	105,386	120,634
Interest payable	58,328	40,260
Taxes payable	66,764	94,132
Other current liabilities	79,277	83,759

Total current liabilities	613,372	793,557

Long-term debt	3,521,770	2,686,484
Deferred income taxes	257,069	258,822
Other liabilities	212,475	268,026

Total liabilities	4,604,686	4,006,889

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	426,460	416,232
Retained earnings	6,786,074	6,743,887
Accumulated other comprehensive loss	(42,316)	(50,220)

Total shareholder equity	7,196,343	7,136,024

Noncontrolling interests	598,656	124,631

Total equity	7,794,999	7,260,655

Total liabilities and equity	$12,399,685	$11,267,544

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues
Contract drilling services	$589,550	$687,510	$1,132,155	$1,496,156
Reimbursables	24,122	13,753	46,413	37,986
Labor contract drilling services	14,012	8,056	27,559	15,817
Other	313	603	758	814

	627,997	709,922	1,206,885	1,550,773

Operating costs and expenses
Contract drilling services	330,204	271,084	631,036	523,865
Reimbursables	18,723	10,365	35,826	30,108
Labor contract drilling services	8,750	5,380	17,273	11,268
Depreciation and amortization	162,636	126,052	320,291	241,716
Selling, general and administrative	14,642	15,534	31,173	31,422
Gain on contract extinguishments, net	—	—	(21,202)	—

	534,955	428,415	1,014,397	838,379

Operating income	93,042	281,507	192,488	712,394

Other income (expense)
Interest expense, net of amount capitalized	(14,829)	(510)	(33,870)	(975)
Interest income and other, net	(147)	1,503	2,094	5,110

Income before income taxes	78,066	282,500	160,712	716,529
Income tax provision	(9,157)	(49,543)	(24,182)	(104,939)

Net income	68,909	232,957	136,530	611,590

Net income attributable to noncontrolling interests	(91)	—	(52)	—

Net income attributable to Noble Corporation	$68,818	$232,957	$136,478	$611,590

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$136,530	$611,590
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	320,291	241,716
Gain on contract extinguishments, net	(21,202)	—
Deferred income taxes	(1,753)	(11,843)
Capital contribution by parent — share-based compensation	10,228	10,301
Net change in other assets and liabilities	(185,049)	174,670

Net cash from operating activities	259,045	1,026,434

Cash flows from investing activities
Capital expenditures	(1,423,850)	(531,033)
Change in accrued capital expenditures	(51,500)	(17,848)
Refund from contract extinguishments	18,642	—

Net cash from investing activities	(1,456,708)	(548,881)

Cash flows from financing activities
Borrowings on bank credit facilities	625,000	—
Payments of bank credit facilities	(240,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	—
Contributions from joint venture partners	436,000	—
Payments of joint venture debt	(693,494)	—
Settlement of interest rate swaps	(29,032)	—
Financing costs on credit facilities	(2,835)	—
Distributions to parent company, net	(94,291)	(128,315)

Net cash from financing activities	1,089,181	(128,315)

Net change in cash and cash equivalents	(108,482)	349,238
Cash and cash equivalents, beginning of period	333,399	726,225

Cash and cash equivalents, end of period	$224,917	$1,075,463

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity

Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$(50,220)	$124,631	$7,260,655
Net income	—	—	—	136,478	—	52	136,530
Capital contributions by parent — share-based compensation	—	—	10,228	—	—	—	10,228
Distributions to parent	—	—	—	(94,291)	—	—	(94,291)
Noncontrolling interest contributions	—	—	—	—	—	473,973	473,973
Other comprehensive income, net	—	—	—	—	7,904	—	7,904

Balance at June 30, 2011	261,246	$26,125	$426,460	$6,786,074	$(42,316)	$598,656	$7,794,999

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$68,909	$232,957	$136,530	$611,590

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,375	(1,980)	4,382	(6,461)
Gain (loss) on foreign currency forward contracts	2,351	(1,009)	2,513	(2,934)
Loss on interest rate swaps	—	—	(366)	—
Amortization of deferred pension plan amounts	689	634	1,375	1,273

Other comprehensive income (loss), net	4,415	(2,355)	7,904	(8,122)

Net comprehensive income attributable to noncontrolling interests	(91)	—	(52)	—

Comprehensive income attributable to Noble Corporation	$73,233	$230,602	$144,382	$603,468

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Organization and Basis of Presentation
Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. At June 30, 2011, our fleet consisted of 76 mobile offshore drilling units located worldwide as follows: 14 semisubmersibles, 13 drillships, 47 jackups and two submersibles. In addition, we have one floating production storage and offloading unit (“FPSO”). At June 30, 2011, we had 11 of our 76 units under construction as follows:
•	two dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillships,
•	two dynamically positioned, ultra-deepwater, harsh environment Bully-class drillships,
•	three dynamically positioned, ultra-deepwater harsh environment drillships, and
•	four high-specification heavy duty, harsh environment jackup rigs.
Subsequent to June 30, 2011, we exercised options for the construction of two additional high-specification heavy duty, harsh environment jackup rigs.
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
Certain amounts in prior periods have been revised to conform to the current year presentation. Taxes payable in the December 31, 2010 Consolidated Balance Sheets was reported net of approximately $81 million in taxes receivable. During the quarter ended June 30, 2011, we determined that a right of offset in certain taxable jurisdictions did not exist for these receivables, and they are now being disclosed separately as a current asset. For the December 31, 2010 Consolidated Balance Sheets presented herein, these amounts have been revised to conform to the current year presentation. We believe that this revision is immaterial, as it did not have a material impact on our financial position, working capital, results of operations or cash flows from operations.

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
The following unaudited pro forma financial information for the three and six months ended June 30, 2010 gives effect to the Frontier acquisition as if it had occurred at January 1, 2009. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010
Total operating revenues	$784,424	$1,693,039
Net income	191,377	552,601
Net income per share	$0.74	$2.14
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
In April 2011, the Bully joint venture partners entered into a subscription agreement, pursuant to which each partner was issued equity in each of the Bully joint ventures in exchange for the cancellation of all outstanding joint venture partner notes. The subscription agreement converted all joint venture partner notes into equity of the respective joint venture. The total capital contributed as a result of these agreements was $146 million, which included $142 million in outstanding notes, plus accrued interest. Our portion of the capital contribution, totaling $73 million, was eliminated in consolidation.
At June 30, 2011, the combined carrying amount of the drillships was $1.1 billion, which was primarily funded through partner equity contributions. The joint venture partners entered into capital contribution agreements in April 2011 whereby capital calls can be made for funds needed to complete the projects. The total funding available to the Bully joint ventures under these agreements at June 30, 2011 was $280 million.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 4 — Share Data
Share capital
The following is a detail of Noble-Swiss’ share capital as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Shares outstanding and trading	252,290	252,275
Treasury shares	10,378	10,140

Total shares outstanding	262,668	262,415

Treasury shares held for share-based compensation plans	13,598	13,851

Total shares authorized for issuance	276,266	276,266

Par value per share (in Swiss Francs)	3.67	3.93
Shares authorized for issuance by Noble-Swiss at June 30, 2011 totaled 276.3 million shares and include 10.4 million shares held in treasury and 13.6 million treasury shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock.
Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 138.1 million conditionally authorized registered shares without obtaining shareholder approval. The issuance of these conditionally authorized registered shares is subject to certain conditions regarding their use.
Treasury shares/share repurchases
Share repurchases were made pursuant to the share repurchase program that our Board of Directors authorized and adopted. Subsequent to our 2009 Swiss migration, all shares repurchased under our share repurchase program are held in treasury. At June 30, 2011, 6.8 million shares remained available for repurchase under this authorization. Treasury shares held at June 30, 2011 include 9.9 million shares repurchased under our share repurchase program and 0.5 million shares surrendered by employees for taxes payable upon the vesting of restricted stock or exercise of stock options.
The number of shares that we may hold in treasury is limited under Swiss law. In April 2011, our shareholders approved the cancellation of 10.1 million shares held in treasury. During July 2011, after making the required filings with the Swiss Commercial Register, these 10.1 million treasury shares were cancelled and the total number of shares authorized for issuance was reduced to 266.2 million shares.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Allocation of net income
Basic
Net income attributable to Noble Corporation	$54,083	$217,925	$108,578	$588,651
Earnings allocated to unvested share-based payment awards	(572)	(2,143)	(1,083)	(5,652)

Net income to common shareholders — basic	$53,511	$215,782	$107,495	$582,999

Diluted
Net income attributable to Noble Corporation	$54,083	$217,925	$108,578	$588,651
Earnings allocated to unvested share-based payment awards	(572)	(2,137)	(1,082)	(5,632)

Net income to common shareholders — diluted	$53,511	$215,788	$107,496	$583,019

Weighted average shares outstanding — basic	251,368	254,224	251,198	254,671
Incremental shares issuable from assumed exercise of stock options	700	800	737	949

Weighted average shares outstanding — diluted	252,068	255,024	251,935	255,620

Weighted average unvested share-based payment awards	2,688	2,480	2,554	2,431

Earnings per share
Basic	$0.21	$0.85	$0.43	$2.29
Diluted	$0.21	$0.85	$0.43	$2.28
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. At June 30, 2011, stock options totaling approximately 0.7 million were excluded from the diluted earnings per share as they were not dilutive as compared to 0.8 million at June 30, 2010.
Note 5 — Property and Equipment
Property and equipment, at cost, as of June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Drilling equipment and facilities	$9,824,335	$8,900,266
Construction in progress	3,918,618	3,571,017
Other	183,099	172,583

	$13,926,052	$12,643,866

Capital expenditures, including capitalized interest, totaled $1.4 billion and $531 million for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures for 2011 consisted of the following:
•	$972 million for newbuild construction;
•	$293 million for major projects, including $82 million to upgrade two drillships currently operating in Brazil;
•	$108 million for other capitalized expenditures including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and
•	$56 million in capitalized interest.
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $29 million and $56 million for the three and six months ended June 30, 2011, respectively, as compared to $13 million and $26 million for the three and six months ended June 30, 2010, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 6 — Gain on contract extinguishments, net
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petroleo Brasileiro S.A. (“Petrobras”) regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract, which was effective in March 2011. The Noble Phoenix is undergoing limited contract preparations, after which the unit will mobilize to Brazil. During the second quarter of 2011, Petrobras formally approved the rig substitution. We expect that acceptance of the Noble Phoenix will take place in the fourth quarter of 2011. In connection with the cancelation of the contract with Shell on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represented the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition.
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
Note 7 — Receivables from Customers
In June 2010, a subsidiary of Frontier entered into a charter contract with a subsidiary of BP PLC (“BP”) for the Seillean with a term of a minimum of 100 days. The unit went on hire on July 23, 2010. In October 2010, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and has made other claims and is demanding that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter. The charter has a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Outstanding receivables related to this charter totaled $35 million as of June 30, 2011. We believe that if BP were to be successful in claiming the contract void ab initio we would have an indemnity claim against the former shareholders of Frontier, and we have put them on notice to that effect. We can make no assurances as to the outcome of this dispute.
At June 30, 2011, we had accounts receivable of approximately $14 million related to the Noble Max Smith which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). The disputed amount relates to lost revenues due from Pemex for downtime that occurred when our rig was damaged after one of Pemex’s supply boats collided with our rig. We believe that we are entitled to these revenues and continue to pursue resolution to this issue.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 8 — Debt
Total debt consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,929	$299,911
7.375% Senior Notes due 2014	249,574	249,506
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,931	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,726	498,672
4.625% Senior Notes due 2021	399,458	—
6.20% Senior Notes due 2040	399,889	399,889
6.05% Senior Notes due 2041	397,568	—
Credit facilities	425,000	40,000

Consolidated joint venture debt instruments:
Joint venture credit facilities	$—	$691,052
Joint venture partner notes	—	35,972

Total Debt	3,521,770	2,766,697

Less: Current Maturities	—	(80,213)

Long-term Debt	$3,521,770	$2,686,484

We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. One credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. We were in compliance with all covenants as of June 30, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At June 30, 2011, we had borrowings of $425 million outstanding and no letters of credit outstanding under the Credit Facilities.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In April 2011, the Bully joint venture partners entered into a subscription agreement, pursuant to which each partner was issued equity in each of the Bully joint ventures in exchange for the cancellation of all outstanding joint venture partner notes. The subscription agreement has the effect of converting all joint venture partner notes into equity of the respective joint venture. The total capital contributed as a result of these agreements was $146 million, which included $142 million in outstanding notes, plus accrued interest. Our portion of the capital contribution, totaling $73 million, was eliminated in consolidation.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,929	$324,745	$299,911	$324,281
7.375% Senior Notes due 2014	249,574	285,298	249,506	282,078
3.45% Senior Notes due 2015	350,000	362,312	350,000	357,292
3.05% Senior Notes due 2016	299,931	302,553	—	—
7.50% Senior Notes due 2019	201,695	245,187	201,695	242,464
4.90% Senior Notes due 2020	498,726	517,933	498,672	516,192
4.625% Senior Notes due 2021	399,458	405,760	—	—
6.20% Senior Notes due 2040	399,889	421,767	399,889	423,345
6.05% Senior Notes due 2041	397,568	411,041	—	—
Credit facilities	425,000	425,000	40,000	40,000
Consolidated joint venture debt instruments
Joint venture credit facilities	—	—	691,052	691,052
Joint venture partner notes	—	—	35,972	35,972
Note 9 — Income Taxes
At December 31, 2010, the reserves for uncertain tax positions totaled $145 million (net of related tax benefits of $8 million). At June 30, 2011, the reserves for uncertain tax positions totaled $141 million (net of related tax benefits of $9 million). If the June 30, 2011 reserves are not realized, the provision for income taxes would be reduced by $124 million and equity would be directly increased by $17 million.
It is possible that our existing liabilities related to our reserve for uncertain tax position amounts may increase or decrease in the next twelve months primarily from the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities for various uncertainties, such as the unresolved nature of various audits.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 10 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended June 30,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$1,153	$2,152	$1,050	$1,912
Interest cost	1,440	2,143	1,204	1,957
Return on plan assets	(1,454)	(2,768)	(1,302)	(2,392)
Amortization of prior service cost	—	57	—	57
Amortization of transition obligation	19	—	18	—
Recognized net actuarial loss	123	843	175	705

Net pension expense	$1,281	$2,427	$1,145	$2,239

	Six Months Ended June 30,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$2,246	$4,304	$2,166	$3,824
Interest cost	2,823	4,286	2,470	3,914
Return on plan assets	(2,857)	(5,536)	(2,668)	(4,784)
Amortization of prior service cost	—	113	—	114
Amortization of transition obligation	37	—	36	—
Recognized net actuarial loss	243	1,687	356	1,410

Net pension expense	$2,492	$4,854	$2,360	$4,478

During the three and six months ended June 30, 2011 and 2010, we made contributions to our pension plans totaling $2 million and $3 million, respectively. We expect the funding to our non-U.S. and U.S. plans in 2011, subject to applicable law, to be approximately $10 million.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At both June 30, 2011 and December 31, 2010, our liability under the Restoration Plan totaled $7 million. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $7 million at both June 30, 2011 and December 31, 2010.
Note 11 — Derivative Instruments and Hedging Activities
We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor were we a party to leveraged derivatives. During the period, we maintained certain foreign exchange forward contracts that did not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment and therefore, changes in fair values were recognized as either income or loss in our consolidated income statement.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2011 represent approximately 52 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $113 million at June 30, 2011. Total unrealized gains related to these forward contracts were $4 million as of June 30, 2011 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).
Our two joint ventures had maintained interest rate swaps which were classified as cash flow hedges. The purpose of these hedges was to satisfy bank covenants of the then outstanding credit facilities and to limit exposure to changes in interest rates. In February 2011, the outstanding balances of the joint venture credit facilities and the related interest rate swaps were settled and terminated. As a result of these transactions we recognized a gain of $1 million during the six months ended June 30, 2011.
The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net unrealized gain at beginning of period	$1,766	$(1,508)	$1,970	$417
Activity during period:
Settlement of foreign currency forward contracts during the period	(801)	617	(1,382)	(356)
Settlement of interest rate swaps during the period	—	—	(366)	—
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	3,152	(1,626)	3,895	(2,578)

Net unrealized gain/(loss) at end of period	$4,117	$(2,517)	$4,117	$(2,517)

Fair Value Hedges
We have entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship is being constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of June 30, 2011, the aggregate notional amount of the remaining outstanding forward contract was 10 million Euros. This forward contract settles in connection with a required payment under the construction contract. We are accounting for this forward contract as a fair value hedge. The fair market value of this derivative instrument is included in “Other current assets/liabilities” in the Consolidated Balance Sheets. Gains and losses from this fair value hedge would be recognized in earnings currently, along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of this outstanding forward contract totaled approximately $51,000 at June 30, 2011 and $3 million at December 31, 2010. No gain or loss was recognized in the income statement for the three and six months ended June 30, 2011 or 2010, respectively.
Foreign Exchange Forward Contracts
One of our joint ventures maintained foreign exchange forward contracts to help mitigate the risk of currency fluctuation of the Singapore Dollar for the construction of the Noble Bully II drillship. These contracts were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair values were recognized as either income or loss in our Consolidated Income Statement. These contracts are referred to as non-designated derivatives in the tables to follow, and all were settled during the first quarter of 2011. For the six months ended June 30, 2011, we recognized a loss of $0.5 million related to these foreign exchange forward contracts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Financial Statement Presentation
The following tables, together with Note 12, summarize the financial statement presentation and fair value of our derivative positions as of June 30, 2011 and December 31, 2010:

		Estimated fair value
	Balance sheet	June 30,	December 31,
	classification	2011	2010
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$4,260	$2,015
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	51	—
Non-designated derivatives
Short-term foreign currency forward contracts	Other current assets	—	2,603

Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$143	$412
Short-term interest rate swaps	Other current liabilities	—	15,697
Long-term interest rate swaps	Other liabilities	—	10,893
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	—	3,306
To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended June 30, 2011 and 2010:

			Gain/(loss) reclassified
	Gain/(loss) recognized		from AOCL to “other		Gain/(loss) recognized
	through AOCL		income”		through “other income”
	2011	2010	2011	2010	2011	2010
Cash flow hedges
Foreign currency forward contracts	$3,152	$(1,626)	$801	$(617)	$—	$—
During the six months ended June 30, 2011, in connection with the settlement of our interest rate swaps, $1 million was reclassified from AOCL to gain on contract extinguishments.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the six months ended June 30, 2011 and 2010:

			Gain/(loss) reclassified
	Gain/(loss) recognized		from AOCL to “other		Gain/(loss) recognized
	through AOCL		income”		through “other income”
	2011	2010	2011	2010	2011	2010

Cash flow hedges
Foreign currency forward contracts	$3,895	$(2,578)	$1,382	$356	$—	$—
Non-designated derivatives
Foreign currency forward contracts	—	—	—	—	(546)	—
For cash flow presentation purposes, cash outflows of $29 million were recognized in the financing activities section related to the settlement of interest rate swaps. All other amounts were recognized as changes in operating activities.
Note 12 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2011				December 31, 2010
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets -
Marketable securities	$7,178	$7,178	$—	$—	$6,854	$6,854
Foreign currency forward contracts	4,311	—	4,311	—	4,618	4,618
Firm commitment	—	—	—	—	3,306	3,306

Liabilities -
Interest rate swaps	$—	$—	$—	$—	$26,590	$26,590
Foreign currency forward contracts	143	—	143	—	3,718	3,718
Firm commitment	51	—	51	—	—	—
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 13 — Commitments and Contingencies
In May 2010, Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico, issued on May 28, 2010 by U.S. Secretary of the Interior Ken Salazar, was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. Anadarko has also attempted to offset approximately $13 million that we had billed for services performed prior to their termination of the contract. We do not believe Anadarko has a basis to offset these invoiced amounts. We do not believe the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows. As a result of the uncertainties noted above, we have not recognized any revenue under the portion of this contract relating to the period after termination and the matter could have a material positive effect on our results of operations or cash flows for the period in which the matter is resolved.
The Noble Homer Ferrington is under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), who entered into an assignment agreement with BP for a two well farm-out of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition. ExxonMobil has informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig continued to be fully ready to operate under the drilling contract. The rig has been operating under farm-out arrangements since March 2011. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. We are proceeding with the arbitration process and intend to vigorously pursue these claims. As a result of the uncertainties noted above, we have not recognized any revenue during the assignment period and the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved.
In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years and represented approximately $752 million in contract backlog at the time of termination. No revenue has been recognized under this contract. In March 2011, we filed suit in Texas state district court against Marathon seeking damages for its actions, and the suit is proceeding. We cannot provide assurance as to the outcome of this lawsuit.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NIMASA had also informed the Nigerian Content Division of its position that we are not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had originally barred us from participating in new tenders as a result of NIMASA’s allegations, although the Division reversed its actions based on the favorable Federal High Court ruling. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved. Further, we continue to evaluate the local content regulations in Nigeria, which could also affect our ability to operate there and our profitability earned from Nigeria.
In November 2010, we concluded our contract for the Noble Duchess in Nigeria. Following the contract, we commenced the exportation process for the rig. We continue to discuss certain spare items that the customs authorities claim are unaccounted for and for which duty would be due. We believe the value of such equipment is insignificant and that the authorities are acting improperly. We have not been able to obtain clearance for the rig although we believe we will ultimately be able to export the rig in a timely manner. However, if the Nigerian customs authorities persist in this manner, the timing of the departure of the unit could be affected and could impede our marketing efforts.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2011, there were approximately 21 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $328 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe additional audit claims in the range of $10 to $12 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We maintain certain insurance coverage against specified marine perils, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike negatively impacted the energy insurance market, resulting in more restricted and more expensive coverage for U.S. named windstorm perils. Accordingly, effective March 2009, we elected to self-insure this exposure to our units in the U.S. portion of the Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles of $25 million per occurrence for rigs located in the U.S., Mexico, Brazil, Southeast Asia, the North Sea and New Zealand and $15 million per occurrence for rigs operating in West Africa, the Middle East, India, and the Mediterranean Sea. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $2.6 billion at June 30, 2011.
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
Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. Pursuant to these settlements, we agreed to pay fines and penalties to the DOJ and the SEC and to certain undertakings, including refraining from violating the FCPA and other anti-corruption laws, self-reporting any violations of the FCPA or such laws to the DOJ and reporting to the DOJ on an annual basis our progress on anti-corruption compliance matters. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
As of June 30, 2011, all of our rigs operating in Nigeria were operating under temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 14 — Segment and Related Information
We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally in response to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment currently conducts contract drilling operations principally in the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and the Asian Pacific.
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three and six months ended June 30, 2011 and 2010 is shown in the following table. The “Other” column includes results of labor contract drilling services and corporate related items.

	Three Months Ended June 30,
	2011			2010
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$612,845	$15,152	$627,997	$701,102	$8,820	$709,922
Depreciation and amortization	159,843	3,276	163,119	123,379	2,848	126,227
Segment operating income/ (loss)	77,309	1,736	79,045	268,941	(394)	268,547
Interest expense, net of amount capitalized	(683)	(14,146)	(14,829)	(235)	(275)	(510)
Income tax (provision)/ benefit	(11,418)	1,910	(9,508)	(51,544)	426	(51,118)
Segment profit/ (loss)	64,939	(10,856)	54,083	219,267	(1,342)	217,925
Total assets (at end of period)	12,046,536	391,702	12,438,238	7,761,724	1,141,778	8,903,502
Capital expenditures	810,723	3,736	814,459	181,505	11,132	192,637

	Six Months Ended June 30,
	2011			2010
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$1,177,499	$29,386	$1,206,885	$1,533,262	$17,511	$1,550,773
Depreciation and amortization	314,731	6,510	321,241	236,553	5,531	242,084
Segment operating income/ (loss)	162,025	3,284	165,309	692,885	(1,377)	691,508
Interest expense, net of amount capitalized	(1,768)	(32,102)	(33,870)	(293)	(682)	(975)
Income tax (provision)/ benefit	(30,281)	5,414	(24,867)	(107,136)	622	(106,514)
Segment profit/ (loss)	131,819	(23,241)	108,578	591,304	(2,653)	588,651
Total assets (at end of period)	12,046,536	391,702	12,438,238	7,761,724	1,141,778	8,903,502
Capital expenditures	1,423,711	5,072	1,428,783	517,088	14,313	531,401

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
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements were deferred until fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
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
In May 2011, the FASB issued guidance that modified the wording used to describe many of the requirements in accounting literature for measuring fair value and for disclosing information about fair value measurements. The goal of the amendment is to create consistency between the United States and international accounting standards. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance should not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In June 2011, the FASB issued guidance that allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment no longer allows an entity to show changes to other comprehensive income solely through the statement of equity. For publicly traded entities, the guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance will not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 16 — Net Change in Other Assets and Liabilities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Six months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Accounts receivable	$(122,605)	$176,106	$(122,572)	$176,106
Other current assets	(55,141)	(43,555)	(46,895)	(43,136)
Other assets	(776)	(15,751)	(3,253)	(15,865)
Accounts payable	(17,020)	19,898	(17,050)	15,470
Other current liabilities	1,544	10,340	(11,283)	9,683
Other liabilities	16,030	32,208	16,004	32,412

	$(177,968)	$179,246	$(185,049)	$174,670

Note 17 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble-Cayman, are full and unconditional guarantors of NDC’s 7.50% Senior Notes due 2019 which had an outstanding principal balance at June 30, 2011 of $202 million. NDC is a direct, wholly-owned subsidiary of NHC. Noble Drilling Holding LLC (“NDH”), a wholly-owned subsidiary of Noble-Cayman, is also a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes. Noble Drilling Services 6 LLC (“NDS6”), also a wholly-owned subsidiary of Noble-Cayman, is a co-issuer of the 7.50% Senior Notes.
NDC and NHIL are full and unconditional guarantors of Noble-Cayman’s 5.875% Senior Notes due 2013, which had an outstanding principal balance of $300 million at June 30, 2011.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 7.375% Senior Notes due 2014, which had an outstanding principal balance of $250 million at June 30, 2011.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.45% Senior Notes due 2015, 4.90% Senior Notes due 2020 and 6.20% Senior Notes due 2040. The aggregate principal balance of these three tranches of senior notes at June 30, 2011 was $1.25 billion.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.05% Senior Notes due 2016, 4.625% Senior Notes due 2021 and 6.05% Senior Notes due 2041. The aggregate principal balance of these three tranches of senior notes at June 30, 2011 was $1.1 billion.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2011
(in thousands)
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$41	$291	$—	$—	$—	$224,585	$—	$224,917
Accounts receivable	—	12,143	3,115	—	—	494,728	—	509,986
Prepaid expenses	—	357	11	—	—	64,309	—	64,677
Short-term notes receivable from affiliates	—	119,476	—	—	—	100,500	(219,976)	—
Accounts receivable from affiliates	1,115,706	—	799,688	1,276,324	—	4,371,467	(7,563,185)	—
Other current assets	10,396	99,322	240	18,849	13,459	308,015	(281,431)	168,850

Total current assets	1,126,143	231,589	803,054	1,295,173	13,459	5,563,604	(8,064,592)	968,430

Property and equipment
Drilling equipment, facilities and other	—	2,144,664	71,297	—	—	11,676,266	—	13,892,227
Accumulated depreciation	—	(195,924)	(51,632)	—	—	(2,611,671)	—	(2,859,227)

Total property and equipment, net	—	1,948,740	19,665	—	—	9,064,595	—	11,033,000

Notes receivable from affiliates	3,487,062	675,000	—	1,239,600	572,107	2,781,400	(8,755,169)	—
Investments in affiliates	7,011,232	8,853,976	3,510,031	6,215,619	1,993,985	—	(27,584,843)	—
Other assets	4,090	10,302	2,081	19,691	941	361,150	—	398,255

Total assets	$11,628,527	$11,719,607	$4,334,831	$8,770,083	$2,580,492	$17,770,749	$(44,404,604)	$12,399,685

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$50,500	$50,000	$—	$—	$—	$119,476	$(219,976)	$—
Accounts payable and accrued liabilities	1,767	21,747	9,818	52,149	4,412	523,479	—	613,372
Accounts payable to affiliates	1,864,559	3,590,781	24,770	86,840	20,058	2,257,608	(7,844,616)	—

Total current liabilities	1,916,826	3,662,528	34,588	138,989	24,470	2,900,563	(8,064,592)	613,372

Long-term debt	724,929	—	—	2,595,146	201,695	—		3,521,770
Notes payable to affiliates	1,770,500	1,147,500	85,000	975,000	811,000	3,966,169	(8,755,169)	—
Other liabilities	19,929	46,253	25,796	—	—	377,566		469,544

Total liabilities	4,432,184	4,856,281	145,384	3,709,135	1,037,165	7,244,298	(16,819,761)	4,604,686

Commitments and contingencies

Equity	7,196,343	6,863,326	4,189,447	5,060,948	1,543,327	10,526,451	(27,584,843)	7,794,999

Total liabilities and equity	$11,628,527	$11,719,607	$4,334,831	$8,770,083	$2,580,492	$17,770,749	$(44,404,604)	$12,399,685

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$42	$146	$—	$—	$—	$333,211	$—	$333,399
Accounts receivable	—	6,984	1,795	—	—	378,635	—	387,414
Prepaid expenses	—	310	—	—	—	32,922	—	33,232
Short-term notes receivable from affiliates	—	119,476	—	—	—	75,000	(194,476)	—
Accounts receivable from affiliates	607,207	—	751,623	199,235	1,958	3,659,570	(5,219,593)	—
Other current assets	7,057	89,736	240	19,980	9,416	276,194	(251,736)	150,887

Total current assets	614,306	216,652	753,658	219,215	11,374	4,755,532	(5,665,805)	904,932

Property and equipment
Drilling equipment, facilities and other	—	1,254,482	70,945	—	—	11,289,547	—	12,614,974
Accumulated depreciation	—	(153,638)	(50,250)	—	—	(2,391,066)	—	(2,594,954)

Total property and equipment, net	—	1,100,844	20,695	—	—	8,898,481	—	10,020,020

Notes receivable from affiliates	3,507,062	675,000	—	1,239,600	479,107	2,492,900	(8,393,669)	—
Investments in affiliates	6,835,466	9,150,129	3,561,451	5,618,248	1,879,831	—	(27,045,125)	—
Other assets	1,872	7,700	2,451	11,336	1,001	318,232	—	342,592

Total assets	$10,958,706	$11,150,325	$4,338,255	$7,088,399	$2,371,313	$16,465,145	$(41,104,599)	$11,267,544

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$25,000	$50,000	$—	$—	$—	$119,476	$(194,476)	$—
Current maturities of long-term debt	—	—	—	—	—	80,213	—	80,213
Accounts payable and accrued liabilities	1,473	19,218	8,779	31,973	4,413	647,488	—	713,344
Accounts payable to affiliates	1,601,869	2,708,598	30,095	64,192	7,134	1,059,441	(5,471,329)	—

Total current liabilities	1,628,342	2,777,816	38,874	96,165	11,547	1,906,618	(5,665,805)	793,557

Long-term debt	339,911	—	—	1,498,066	201,695	646,812	—	2,686,484
Notes payable to affiliates	1,834,500	1,092,000	120,000	550,000	811,000	3,986,169	(8,393,669)	—
Other liabilities	19,929	48,595	25,485	—	—	432,839	—	526,848

Total liabilities	3,822,682	3,918,411	184,359	2,144,231	1,024,242	6,972,438	(14,059,474)	4,006,889

Commitments and contingencies

Total Equity	7,136,024	7,231,914	4,153,896	4,944,168	1,347,071	9,492,707	(27,045,125)	7,260,655

Total liabilities and equity	$10,958,706	$11,150,325	$4,338,255	$7,088,399	$2,371,313	$16,465,145	$(41,104,599)	$11,267,544

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$35,090	$4,705	$—	$—	$566,145	$(16,390)	$589,550
Reimbursables	—	1,778	—	—	—	22,344	—	24,122
Labor contract drilling services	—	—	—	—	—	14,012	—	14,012
Other	—	—	—	—	—	313	—	313

Total operating revenues	—	36,868	4,705	—	—	602,814	(16,390)	627,997

Operating costs and expenses
Contract drilling services	1,598	12,085	1,975	8,236	—	322,700	(16,390)	330,204
Reimbursables	—	2,007	—	—	—	16,716	—	18,723
Labor contract drilling services	—	—	—	—	—	8,750	—	8,750
Depreciation and amortization	—	13,068	935	—	—	148,633	—	162,636
Selling, general and administrative	1,792	1,209	—	7,626	1	4,014	—	14,642
Gain on contract extinguishments, net	—	—	—	—	—	—	—	—

Total operating costs and expenses	3,390	28,369	2,910	15,862	1	500,813	(16,390)	534,955

Operating income (loss)	(3,390)	8,499	1,795	(15,862)	(1)	102,001	—	93,042

Other income (expense)
Equity earnings in affiliates, net of tax	88,486	64,434	19,176	122,310	71,736	—	(366,142)	—
Interest expense, net of amounts capitalized	(17,903)	(15,323)	(1,719)	(23,530)	(7,271)	(886)	51,803	(14,829)
Interest income and other, net	1,625	6,932	37	11,435	2,252	29,375	(51,803)	(147)

Income before income taxes	68,818	64,542	19,289	94,353	66,716	130,490	(366,142)	78,066
Income tax provision	—	6,658				(15,815)		(9,157)

Net Income	68,818	71,200	19,289	94,353	66,716	114,675	(366,142)	68,909

Net loss attributable to noncontrolling interests	—	—	—	—	—	(91)	—	(91)

Net income attributable to Noble Corporation	$68,818	$71,200	$19,289	$94,353	$66,716	$114,584	$(366,142)	$68,818

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$61,054	$9,695	$—	$—	$1,089,739	$(28,333)	$1,132,155
Reimbursables	—	2,690	12	—	—	43,711	—	46,413
Labor contract drilling services	—	—	—	—	—	27,559	—	27,559
Other	—	—	—	—	—	758	—	758

Total operating revenues	—	63,744	9,707	—	—	1,161,767	(28,333)	1,206,885

Operating costs and expenses
Contract drilling services	3,059	21,069	3,798	16,806	—	614,637	(28,333)	631,036
Reimbursables	—	2,911	—	—	—	32,915	—	35,826
Labor contract drilling services	—	—	—	—	—	17,273	—	17,273
Depreciation and amortization	—	23,192	1,844	—	—	295,255	—	320,291
Selling, general and administrative	3,303	2,718	—	15,503	1	9,648	—	31,173
Gain on contract extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	6,362	49,890	5,642	32,309	1	948,526	(28,333)	1,014,397

Operating income (loss)	(6,362)	13,854	4,065	(32,309)	(1)	213,241	—	192,488

Other income (expense)
Equity earnings in affiliates, net of tax	175,766	102,373	34,977	172,371	107,556	—	(593,043)	—
Interest expense, net of amounts capitalized	(36,264)	(29,915)	(3,539)	(46,026)	(14,942)	(3,017)	99,833	(33,870)
Interest income and other, net	3,338	12,470	48	22,744	4,044	59,283	(99,833)	2,094

Income before income taxes	136,478	98,782	35,551	116,780	96,657	269,507	(593,043)	160,712
Income tax provision	—	5,800	—	—	—	(29,982)	—	(24,182)

Net Income	136,478	104,582	35,551	116,780	96,657	239,525	(593,043)	136,530

Net loss attributable to noncontrolling interests	—	—	—	—	—	(52)	—	(52)

Net income attributable to Noble Corporation	$136,478	$104,582	$35,551	$116,780	$96,657	$239,473	$(593,043)	$136,478

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$20,280	$5,016	$—	$—	$670,214	$(8,000)	$687,510
Reimbursables	—	340	61	—	—	13,352		13,753
Labor contract drilling services	—	—	—	—	—	8,056		8,056
Other	—	112	—	—	—	491		603

Total operating revenues	—	20,732	5,077	—	—	692,113	(8,000)	709,922

Operating costs and expenses
Contract drilling services	2	10,726	1,188	—	—	267,168	(8,000)	271,084
Reimbursables	—	988	61	—	—	9,316		10,365
Labor contract drilling services	—	—	—	—	—	5,380		5,380
Depreciation and amortization	—	9,044	874	—	—	116,134		126,052
Selling, general and administrative	—	49,773	88	76	—	(34,403)		15,534

Total operating costs and expenses	2	70,531	2,211	76	—	363,595	(8,000)	428,415

Operating income (loss)	(2)	(49,799)	2,866	(76)	—	328,518	—	281,507

Other income (expense)
Equity earnings in affiliates, net of tax	231,400	166,662	9,556	242,210	123,117	—	(772,945)	—
Interest expense, net of amounts capitalized	(174)	(20,453)	(1,839)	(9,736)	—	(2,739)	34,431	(510)
Interest income and other, net	1,733	20,941	—	—	4,214	9,046	(34,431)	1,503

Income before income taxes	232,957	117,351	10,583	232,398	127,331	334,825	(772,945)	282,500
Income tax provision	—	(10,351)	—	—	—	(39,192)	—	(49,543)

Net Income	$232,957	$107,000	$10,583	$232,398	$127,331	$295,633	$(772,945)	$232,957

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$48,589	$7,484	$—	$—	$1,461,383	$(21,300)	$1,496,156
Reimbursables	—	590	61	—	—	37,335	—	37,986
Labor contract drilling services	—	—	—	—	—	15,817	—	15,817
Other	—	112	—	—	—	702	—	814

Total operating revenues	—	49,291	7,545	—	—	1,515,237	(21,300)	1,550,773

Operating costs and expenses
Contract drilling services	7	18,607	3,136	—	—	523,415	(21,300)	523,865
Reimbursables	—	1,099	61	—	—	28,948	—	30,108
Labor contract drilling services	—	—	—	—	—	11,268	—	11,268
Depreciation and amortization	—	17,827	1,612	—	—	222,277	—	241,716
Selling, general and administrative	—	50,636	221	119	—	(19,554)	—	31,422

Total operating costs and expenses	7	88,169	5,030	119	—	766,354	(21,300)	838,379

Operating income (loss)	(7)	(38,878)	2,515	(119)	—	748,883	—	712,394

Other income (expense)
Equity earnings in affiliates, net of tax	608,738	341,687	9,118	632,091	300,508	—	(1,892,142)	—
Interest expense, net of amounts capitalized	(587)	(35,334)	(3,657)	(19,365)	—	(6,184)	64,152	(975)
Interest income and other, net	3,446	22,757	—	—	6,152	36,907	(64,152)	5,110

Income before income taxes	611,590	290,232	7,976	612,607	306,660	779,606	(1,892,142)	716,529
Income tax provision	—	(9,092)	—	—	—	(95,847)	—	(104,939)

Net Income	$611,590	$281,140	$7,976	$612,607	$306,660	$683,759	$(1,892,142)	$611,590

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(30,984)	$20,555	$2,807	$(43,770)	$(10,840)	$321,277	$—	$259,045

Cash flows from investing activities
New construction and capital expenditures	—	(842,012)	—	—	—	(633,338)	—	(1,475,350)
Notes receivable from affiliates	20,000	—	—	—	—	91,000	(111,000)	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	20,000	(842,012)	—	—	—	(523,696)	(111,000)	(1,456,708)

Cash flows from financing activities
Borrowings on bank credit facilities	625,000	—	—	—	—	—	—	625,000
Payments of bank credit facilities	(240,000)	—	—	—	—	—	—	(240,000)
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from joint venture partners	—	—	—	—	—	436,000	—	436,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing cost on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent	(94,291)	—	—	—	—	—	—	(94,291)
Advances (to) from affiliates	(238,391)	839,102	32,193	(1,044,063)	10,840	400,319	—	—
Notes payable to affiliates	(38,500)	(17,500)	(35,000)	—	—	(20,000)	111,000	—

Net cash from financing activities	10,983	821,602	(2,807)	43,770	10,840	93,793	111,000	1,089,181

Net change in cash and cash equivalents	(1)	145	—	—	—	(108,626)	—	(108,482)
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211		333,399

Cash and cash equivalents, end of period	$41	$291	$—	$—	$—	$224,585	$—	$224,917

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$10,138	$(36,375)	$3,592	$(4,400)	$60	$1,053,419	$—	$1,026,434

Cash flows from investing activities
New construction and capital expenditures	—	(184,963)	—	—	—	(363,918)	—	(548,881)

Net cash from investing activities	—	(184,963)	—	—	—	(363,918)	—	(548,881)

Cash flows from financing activities
Distributions to parent	(128,315)	—	—	—	—	—	—	(128,315)
Advances (to) from affiliates	119,876	221,265	(3,592)	4,400	(60)	(341,889)	—	—

Net cash from financing activities	(8,439)	221,265	(3,592)	4,400	(60)	(341,889)	—	(128,315)

Net change in cash and cash equivalents	1,699	(73)	—	—	—	347,612	—	349,238
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954	—	726,225

Cash and cash equivalents, end of period	$1,702	$195	$—	$—	$—	$1,073,566	$—	$1,075,463

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2011, and our results of operations for the three and six months ended June 30, 2011 and 2010. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
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
Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. At June 30, 2011, our fleet consisted of 76 mobile offshore drilling units located worldwide as follows: 14 semisubmersibles, 13 drillships, 47 jackups and two submersibles. In addition, we have one floating production storage and offloading unit (“FPSO”). At June 30, 2011, we had 11 of our 76 units under construction. Subsequent to June 30, 2011, we exercised options for the construction of two additional high-specification heavy duty, harsh environment jackup rigs.
Our global fleet is currently located in the following areas: the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and the Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Outlook
The overall offshore drilling market has been volatile since the events occurring in connection with the Deepwater Horizon, and the U.S. governmental response to the incident. In the U.S. Gulf of Mexico, the lifting of the moratorium and publication of new safety rules has led to progress in returning activity to more normal levels as indicated by the recent issuance of new drilling permits. However, while the issuance of a limited number of permits is a positive development, there are a number of ongoing risks which make it difficult to predict whether or when industry activity in the U.S. Gulf will return to levels seen prior to the Deepwater Horizon incident. These risks include a current and ongoing risk of potential third party environmental lawsuits targeting the permitting process, possible new drilling regulations, a failure of the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue permits in a timely manner and the adoption by individual operators of new drilling or equipment standards exceeding those required by regulatory bodies.

Furthermore, there is continued uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition to the political instability in certain oil producing nations in the Middle East and North Africa, there is also uncertainty regarding the sustainability of the recovery in the credit markets, particularly in Europe. In the U.S., the ongoing debate regarding debt levels has resulted in concerns around U.S. sovereign debt ratings, as well as a weakening of the dollar. During the first half of 2011, oil and gas prices increased as a result of supply side concerns in response to political unrest in the Middle East and North Africa. Natural gas prices in the United States fluctuated during the first half of the year, but ended the period in-line with year-end 2010 pricing. We believe these competing factors noted above may lead to instability in the price of both commodities for the foreseeable future.
Despite the increase in commodity prices, we have only recently seen an increase in demand for offshore drilling services. Developments in the U.S. Gulf of Mexico will continue to have an impact on the deepwater market segment in the short-term; however, we believe that the long-term outlook is stronger. Market dayrates for new ultra-deepwater units remain generally above $450,000, which is significantly lower than the peak rates achieved in 2007-2008. However, short-term fixtures for very high specification units, like the Noble Jim Day, have exceeded $500,000. Although demand in the jackup segment decreased slightly during 2010, utilization for units operating outside the U.S. Gulf of Mexico still averaged approximately 80 percent during the first half of 2011. We continue to see differentiation in the jackup market segment with newer units having utilization rates exceeding 90 percent, while units that entered service before 2000 have utilization rates closer to 70 percent. Likewise, there has been a bifurcation of dayrates between older and newer units in the jackup market with newer units earning a premium as customers display a preference for technologically advanced and efficient drilling alternatives. Dayrates for both older and newer units were relatively stable throughout the second half of 2010 and while we have seen some indications that rates in certain regions started to increase during the first half of 2011, rates in general are significantly lower than the peak rates reached in 2007 and 2008.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments addressing access to their oil and gas reserves. Our results of operations depend on offshore drilling activity worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices or our customers’ expectations of higher prices result in greater demand for our services. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry analysts widely acknowledge that a significant expansion of industry supply of both jackups and ultra-deepwater units has commenced, the majority of which currently have no contract. The introduction of additional non-contracted rigs into the marketplace could have an adverse effect on demand for our services or the dayrates we are able to achieve.
In addition, as a result of exploration discoveries offshore Brazil, Petroleo Brasileiro S.A. (“Petrobras”), the Brazilian national oil company, announced a plan to construct up to 28 deepwater rigs in Brazil and accepted bids in 2010 to construct these units from a number of shipyards and drilling contractors. A deepwater drilling rig construction industry possessing the scope and experience to efficiently address this volume of work does not currently exist in Brazil and Noble did not participate in these bids primarily because we viewed the capital risk associated with constructing a unit in Brazil as inappropriate. Petrobras awarded the first tranche of seven drillships to a Brazilian shipyard for delivery beginning in 2015. In March 2011, Petrobras cancelled the bids for the remaining 21 newbuild units. In June 2011, Petrobras issued a new tender to build 21 ultra deepwater rigs in Brazil to operate with Petrobras under 10 to 15 year contracts with drilling operations commencing within 48 months after the contract is awarded. Nevertheless, the future of Petrobras’ building program remains uncertain and the ultimate number of deepwater rigs to be built in Brazil is still unknown. While Petrobras is currently in the market tendering for existing deepwater drilling units, the potential increase in supply from the Petrobras newbuilds could also adversely impact overall industry dayrates and economics.

As of June 30, 2011, we had 11 jackup units contracted with Pemex Exploracion y Produccion (“Pemex”) in Mexico, eight of which have contracts scheduled to expire in 2011. Pemex currently has outstanding tenders for up to 20 jackup rigs. Some previous tenders published by Pemex contained a requirement that certain units must have entered service since the year 2000. While Pemex did not succeed in securing a significant number of newer rigs from those published tenders, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will be able to continue to secure long-term work with Pemex.
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petrobras regarding operations in Brazil. Under the terms of the MOU, we would substitute the drillship Noble Phoenix, then under contract with Shell in Southeast Asia, for the drillship Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract, which was effective in March 2011. The Noble Phoenix has undertaken limited contract preparations, after which the unit will mobilize to Brazil. During the second quarter of 2011, Petrobras formally approved the rig substitution. We expect that acceptance of the Noble Phoenix will take place in the fourth quarter of 2011. In connection with the cancelation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011 which represents the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition.
Also in January 2011, as a result of the substitution discussed above, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts.
In connection with our existing drilling contracts with Petrobras for two of our drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius and the Noble Roger Eason. These upgrade projects, planned through 2012, are designed to enhance the reliability and operational performance of these drillships. During the first quarter, the Noble Leo Segerius entered a shipyard in Brazil for its reliability upgrade. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns because of labor, customs, local shipyard, local content and other issues. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or both of these drillships. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances, could involve a variety of options.
On April 25, 2011, the Noble Discoverer was operating off the coast of New Zealand when a severe weather event occurred. In anticipation of the severe weather, and in accordance with established procedures for severe weather events, the Noble Discoverer suspended drilling operations and secured and disconnected from the well. As a result of severe weather, the riser and the lower marine riser package were damaged and released from the vessel. While we are still evaluating the extent of the equipment damage, we currently believe the damage will not be material. We believe we are entitled to continue receiving dayrate from our customer until repairs are complete, and we are discussing the implications of this event with our customer. We can make no assurances as to the outcome of this event. The Noble Discoverer is currently anchored safely in a New Zealand harbor pending repairs.
While we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our acquisition of Frontier and recent newbuild announcements further strengthen our position, especially in deepwater drilling.

Results and Strategy
In the second quarter of 2011, we recognized net income attributable to Noble-Swiss of $54 million, or $0.21 per diluted share, on total revenues of $628 million. Sequential results of key metrics are as follows:

	Three Months Ended
	June 30,	March 31,
	2011	2011
Average dayrate	$140,296	$150,294
Average utilization	70%	61%
Daily contract drilling services costs	$80,985	$84,858
Contract drilling services margin	43%	44%
We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs, and as part of this technical and operational expansion we plan to continue pursuing opportunities to high-grade our fleet. Our business strategy also focuses on the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, divestitures of lower specification units and the deployment of our drilling assets in important oil and gas producing areas. At June 30, 2011, we continued our newbuild strategy with the following 11 projects:
•
two dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillships, which are scheduled to be delivered and complete acceptance testing in the first quarter of 2012 and the fourth quarter of 2013, respectively;

•
two dynamically positioned, ultra-deepwater, harsh environment Bully-class drillships owned through a joint venture with Shell which are scheduled to be delivered and complete acceptance testing in the fourth quarter of 2011 and first quarter of 2012, respectively;

•
three dynamically positioned, ultra-deepwater, harsh environment drillships under construction at Hyundai Heavy Industry which are estimated to be delivered from the shipyard and begin acceptance testing as follows: the second quarter of 2013, the fourth quarter of 2013, and the second quarter of 2014, respectively; and

•
four high-specification heavy duty, harsh environment jackup rigs which are estimated to be delivered from the shipyard and begin acceptance testing as follows: first quarter of 2013, third quarter of 2013, fourth quarter of 2013 and first quarter of 2014, respectively.

Of our 11 rigs under construction as of June 30, 2011, five of the drillships are contracted for five years or more. The remaining six rigs are being constructed without contracts. Subsequent to June 30, 2011, we exercised options for the construction of two additional high-specification heavy duty, harsh environment jackup rigs which are expected to be delivered from the shipyard during the third and fourth quarters of 2014; both rigs are currently being constructed without contracts. We have a priced option for an additional ultra-deepwater drillship.
As part of our strategy, we continue to review our fleet and the strategic benefit of our lower specification units. We believe that we need to continue to upgrade our fleet to achieve greater technological capability which would lead to increased drilling efficiencies. As part of this process, we may decide to dispose of some of our lower specification units, and we are considering a number of potential options. We believe these units are maintained in a manner that would allow us to successfully continue to operate them should we decide this is the appropriate course of action based on available alternatives.
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

In addition, the U.S. government has indicated that to receive a deepwater drilling permit, the operator must (i) demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) have the chief executive officer of each operator certify that the operator has complied with all applicable regulations and (iii) allow the BOEMRE to conduct inspections of each deepwater drilling operation for compliance with the applicable regulations.
Our existing U.S. Gulf of Mexico operations have been, and will continue to be, negatively impacted by the events and governmental action described above. As of June 30, 2011, our U.S. Gulf of Mexico operations included seven deepwater drilling units. We have worked and continue to work closely with our customers for drilling services in the U.S. Gulf of Mexico to address the hardships imposed by the governmental actions described above. The discussion below briefly describes the current status of each of the seven drilling units.
•
Noble Danny Adkins. The unit spent part of the second quarter operating under a permit and receiving full dayrate. However, during the quarter the rig was forced to make repairs to certain sub-sea equipment, resulting in significant down-time during the quarter.

•
Noble Jim Day. In February 2011, this drilling unit went under contract for a subsidiary of Shell in the U.S. Gulf of Mexico, and received a reduced stand-by rate for the entire second quarter. On July 11, 2011, Shell received the necessary permits and this rig began operating under full dayrate.

•	Noble Amos Runner. This unit recently completed its contract with LLOG Exploration, LLC and is currently seeking opportunities both inside and outside the U.S. Gulf of Mexico.

•	Noble Jim Thompson. During April 2011, this unit began operating under its full operating dayrate with Shell following approval of the required drilling permits.

•	Noble Paul Romano. The unit recently received a contract and is expected to begin operating outside the U.S. Gulf of Mexico in the fourth quarter of 2011.

•
Noble Driller. This unit received its blow out preventer certification in July 2011 upon completion of a shipyard project. This unit is under contract with Shell and is receiving full dayrate as of August 1, 2011.

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

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of June 30, 2011 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2011 (1)	2012	2013	2014	2015-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6) (7)	$11,388	$886	$1,683	$1,667	$1,780	$5,372
Jackups/Submersibles (3)	1,559	556	579	287	134	3
Other	—	—	—	—	—	—

Total (4)	$12,947	$1,442	$2,262	$1,954	$1,914	$5,375

Percent of Available Operating Days Committed (5)		73%	43%	28%	22%	5%

(1)	Represents a six-month period beginning July 1, 2011.

(2)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships presently operating for Petrobras offshore Brazil, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2011 through 2012, which projects are designed to enhance the reliability and operational performance of our drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $278 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Jim Day and Noble Clyde Boudreaux as well as the letter of intent for the unnamed HHI Drillship I, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 75 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $496 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, the contract for one jackup has a dayrate indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrate is generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the May 31, 2011 index-based dayrate for periods subsequent to the firm dayrate period.

(4)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At June 30, 2011, we had twelve rigs contracted to Pemex in Mexico and our backlog includes approximately $251 million related to such contracts. Also, our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so.

(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2011 through 2014.

(6)
It is not possible to determine the impact to our revenues or backlog resulting from efforts by operators to cancel or modify drilling contracts because of the U.S. government imposed restrictions and the vigorous scrutiny for issuance of new drilling permits, and other consequences of the actions by the U.S. government. At June 30, 2011, backlog related to our U.S. Gulf of Mexico deepwater rigs totaled $5.5 billion, $334 million of which represents backlog for the six-month period ending December 31, 2011.

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

(7)
Noble and a subsidiary of Shell are involved in joint venture agreements to build, operate, and own both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of June 30, 2011, the combined amount of backlog for these rigs totals $2.4 billion, all of which is included in our backlog. Noble’s net interest in the backlog for these rigs is $1.2 billion.

Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect will become binding contracts. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. For a number of reasons, it is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above for various factors, including, but not limited to, shipyard and maintenance projects, operational downtime, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.
As of June 30, 2011, we estimate Shell and Petrobras represented approximately 64% and 23%, respectively, of our backlog.
Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of, an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. Pursuant to these settlements, we agreed to pay fines and penalties to the DOJ and the SEC and to certain undertakings, including refraining from violating the FCPA and other anti-corruption laws, self-reporting any violations of the FCPA or such laws to the DOJ and reporting to the DOJ on an annual basis our progress on anti-corruption compliance matters. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.
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
As of June 30, 2011, all of our rigs operating in Nigeria were operating under temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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

Results of Operations
For the Three Months Ended June 30, 2011 and 2010
General
Net income attributable to Noble Corporation (Noble-Swiss) for the three months ended June 30, 2011 (the “Current Quarter”) was $54 million, or $0.21 per diluted share, on operating revenues of $628 million, compared to net income for the three months ended June 30, 2010 (the “Comparable Quarter”) of $218 million, or $0.85 per diluted share, on operating revenues of $710 million.
The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2011 and 2010, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended June 30, 2011 was $14 million higher than operating income for Noble-Swiss for the same period, primarily as a result of depreciation related to Swiss-owned assets and operating costs directly attributable to Noble-Swiss for stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2011 and 2010:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	June 30,		June 30,			June 30,
	2011	2010	2011	2010	% Change	2011	2010	% Change

Jackups	71%	81%	2,797	3,183	-12%	$80,742	$96,677	-16%
Semisubmersibles	85%	94%	1,088	1,023	6%	269,798	328,286	-18%
Drillships	58%	67%	317	182	74%	220,953	242,045	-9%
FPSO/Submersibles	0%	0%	—	—	—	—	—	—

Total	70%	80%	4,202	4,388	-4%	$140,296	$156,683	-10%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended
	June 30,		Change
	2011	2010	$	%
Operating revenues:
Contract drilling services	$589,550	$687,510	$(97,960)	-14%
Reimbursables (1)	22,982	12,989	9,993	77%
Other	313	603	(290)	-48%

	$612,845	$701,102	$(88,257)	-13%

Operating costs and expenses:
Contract drilling services	$336,728	$275,595	$61,133	22%
Reimbursables (1)	17,606	9,626	7,980	83%
Depreciation and amortization	159,843	123,379	36,464	30%
Selling, general and administrative	21,359	23,561	(2,202)	-9%

	535,536	432,161	103,375	24%

Operating income	$77,309	$268,941	$(191,632)	-71%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Decreases in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by reductions in both average dayrates and operating days. The 10 percent decline in dayrates reduced revenues by approximately $69 million, and the 4 percent decline in operating days decreased revenues by an additional $29 million.
The decrease in contract drilling services revenues primarily relates to our jackups and semisubmersibles, which generated approximately $82 million and $42 million less revenue, respectively, in the Current Quarter.
The decrease in jackup dayrates of 16 percent resulted in a $45 million decrease in revenues from the Comparable Quarter. The reduction in dayrates was primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico for changes in market conditions in the global shallow water market. The 12 percent decline in jackup operating days resulted in a $37 million decline in revenues. The decrease in utilization primarily related to rigs coming off of contract in Mexico and returning to work for only a portion of the Current Quarter.
The decrease in semisubmersible dayrates of 18 percent resulted in a $64 million decrease in revenues from the Comparable Quarter. This decline was partially offset by a 6 percent increase in operating days, which added $22 million in revenue. The decrease in semisubmersibles revenue is a result of drilling restrictions in the U.S. Gulf of Mexico where lower standby rates replaced the standard operating dayrates for a majority of our contracts. The increase in operating days is primarily from the Noble Jim Day and the Noble Driller which were added to the fleet subsequent to June 30, 2010.
The decreases in revenue for the above rig classes were partially offset by higher revenues from our drillships, which increased $26 million in the Current Quarter as compared to the Comparable Quarter. The increase was primarily from the drillship Noble Discoverer, which was added to the fleet as part of the Frontier acquisition and an increase in operating days amongst our drillships operating in Brazil.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $61 million for the Current Quarter as compared to the Comparable Quarter. In addition to the acquisition of Frontier, our newbuild rig, the Noble Jim Day, was placed into service in January 2011. These additional units added approximately $45 million of operating costs in the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs increased $16 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by an $8 million increase in fuel, transportation and start-up costs for rigs returning to work in the Current Quarter, a $3 million increase in rotation costs, a $3 million increase in labor costs from salary increases and a $2 million increase in safety and training costs.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to depreciation on the Noble Jim Day, the addition of the Frontier rigs and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,		Change
	2011	2010	$	%
Operating revenues:
Labor contract drilling services	$14,012	$8,056	$5,956	74%
Reimbursables (1)	1,140	764	376	49%

	$15,152	$8,820	$6,332	72%

Operating costs and expenses:
Labor contract drilling services	$8,750	$5,380	$3,370	63%
Reimbursables (1)	1,117	739	378	51%
Depreciation and amortization	3,276	2,848	428	15%
Selling, general and administrative	273	247	26	11%

	13,416	9,214	4,202	46%

Operating (loss) income	$1,736	$(394)	$2,130	**

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. The increase in both revenue and expense primarily relates to the recent expansion of our labor contract services in Alaska, combined with operational increases and foreign exchange fluctuations in our Canadian operations. The increase in depreciation is for additional assets placed in service since the Comparable Quarter.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses decreased $2 million in the Current Quarter as compared to the Comparable Quarter. The decrease relates to expenses of $5 million related to our FCPA investigation in the Comparable Quarter, partially offset by a $3 million increase in legal, audit and other expenses in the Current Quarter.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $14 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of $1.25 billion of debt issued in July 2010, which was used to partially fund the Frontier acquisition, and $1.1 billion of debt issued in February 2011, which was primarily used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities.
Income Tax Provision. Our income tax provision decreased $42 million in the Current Quarter primarily from a decline in pre-tax earnings of approximately 76 percent, which reduced income tax expense by approximately $39 million in the Current Quarter. Contributing to the decrease was a lower effective tax rate of 15 percent in the Current Quarter as compared to 19 percent in the Comparable Quarter, which decreased income tax expense by approximately $3 million. The decrease in the effective tax rate was a result of the resolution of uncertain tax positions of $9 million partially offset by changes in our geographic revenue mix primarily resulting from drilling restrictions in the U.S. Gulf of Mexico.

For the Six Months Ended June 30, 2011 and 2010
General
Net income attributable to Noble Corporation (Noble-Swiss) for the six months ended June 30, 2011 (the “Current Period”) was $109 million, or $0.43 per diluted share, on operating revenues of $1.2 billion, compared to net income for the six months ended June 30, 2010 (the “Comparable Period”) of $589 million, or $2.28 per diluted share, on operating revenues of $1.6 billion.
The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2011 and 2010, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the six months ended June 30, 2011 was $27 million higher than operating income for Noble-Swiss for the same period, primarily as a result of depreciation related to Swiss owned assets and operating costs directly attributable to Noble-Swiss for stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2011 and 2010:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,			June 30,
	2011	2010	2011	2010	% Change	2011	2010	% Change
Jackups	67%	81%	5,178	6,324	-18%	$80,799	$106,522	-24%
Semisubmersibles	77%	93%	1,956	1,954	0%	273,374	370,358	-26%
Drillships	62%	79%	678	429	58%	263,905	230,679	14%
FPSO/Submersibles	0%	0%	—	—	—	—	—	—

Total	65%	81%	7,812	8,707	-10%	$144,916	$171,828	-16%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,		Change
	2011	2010	$	%
Operating revenues:
Contract drilling services	$1,132,155	$1,496,156	$(364,001)	-24%
Reimbursables (1)	44,586	36,292	8,294	23%
Other	758	814	(56)	-7%

	$1,177,499	$1,533,262	$(355,763)	-23%

Operating costs and expenses:
Contract drilling services	$643,091	$530,026	$113,065	21%
Reimbursables (1)	34,046	28,495	5,551	19%
Depreciation and amortization	314,731	236,553	78,178	33%
Selling, general and administrative	44,808	45,303	(495)	-1%
(Gain)/Loss on contract extinguishment	(21,202)	—	(21,202)	**

	1,015,474	840,377	175,097	21%

Operating income	$162,025	$692,885	$(530,860)	-77%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues. Decreases in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by reductions in both average dayrates and operating days. The 16 percent decrease in dayrates reduced revenues by approximately $210 million, and the 10 percent decrease in operating days decreased revenues by an additional $154 million.
The decrease in contract drilling services revenues primarily relates to our jackups and semisubmersibles, which generated approximately $255 million and $189 million less revenue, respectively, in the Current Period.
The decrease in jackup dayrates of 24 percent resulted in a $133 million decrease in revenues from the Comparable Period. The reduction in dayrates was primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico for changes in market conditions in the global shallow water market. The 18 percent decline in jackup operating days resulted in a $122 million decline in revenues. The decrease in utilization primarily related to rigs coming off of contract in Mexico during the first quarter of 2011, the majority of which did not return to work until late in the second quarter.
The decrease in semisubmersible dayrates of 26 percent resulted in the $189 million decrease in revenues from the Comparable Period. The decrease in semisubmersibles revenue is a result of drilling restrictions in the U.S. Gulf of Mexico where lower standby rates replaced the standard operating dayrates for a majority of our contracts.
The decreases in revenue for the above rig classes were partially offset by higher revenues from our drillships, which increased $80 million in the Current Period as compared to the Comparable Period. The increase was primarily from the drillships Noble Discoverer and the Noble Phoenix, which were added to the fleet as part of the Frontier acquisition. These drillships contributed an additional $60 million in revenue, while the drillships operating in Brazil added an additional $20 million in revenue.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $113 million for the Current Period as compared to the Comparable Period. In addition to the acquisition of Frontier, the Noble Dave Beard and the Noble Jim Day were placed into service in March 2010 and January 2011, respectively. These additions added approximately $89 million of operating costs in the Current Period. Excluding the additional expenses related to these rigs, our contract drilling costs increased $24 million in the Current Period from the Comparable Period. This change was primarily driven by an $18 million increase in fuel, transportation and start-up costs related to our rigs returning to work in Brazil and Mexico coupled with an $11 million increase in maintenance expense, partially offset by a $5 million decrease in labor and other costs resulting from the decrease in overall rig utilization.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to depreciation on newbuilds added to the fleet, the addition of the Frontier rigs and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,		Change
	2011	2010	$	%
Operating revenues:
Labor contract drilling services	$27,559	$15,817	$11,742	74%
Reimbursables (1)	1,827	1,694	133	8%

	$29,386	$17,511	$11,875	68%

Operating costs and expenses:
Labor contract drilling services	$17,273	$11,268	$6,005	53%
Reimbursables (1)	1,780	1,613	167	10%
Depreciation and amortization	6,510	5,531	979	18%
Selling, general and administrative	539	476	63	13%

	26,102	18,888	7,214	38%

Operating (loss) income	$3,284	$(1,377)	$4,661	**

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. The increase in both revenue and expense primarily relates to the recent expansion of our labor contract services in Alaska during the Current Period, combined with operational increases and foreign exchange fluctuations in our existing Canadian operations. The increase in depreciation is for additional assets placed in service since the Comparable Period.
Other Income and Expenses
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $33 million in the Current Period as compared to the Comparable Period. The increase is a result of $1.25 billion of debt issued in July 2010, which was used to partially fund the Frontier acquisition, and $1.1 billion of debt issued in February 2011, which was primarily used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities.
Income Tax Provision. Our income tax provision decreased $82 million in the Current Period primarily from a decline in pre-tax earnings of approximately 81 percent, which reduced income tax expense by approximately $86 million in the Current Period. This decrease was partially offset by a higher effective tax rate of 19 percent in the Current Period as compared to 15 percent in the Comparable Period, which increased income tax expense by approximately $4 million. The increase in the effective tax rate was a result of a change in our geographic revenue mix primarily resulting from drilling restrictions in the U.S. Gulf of Mexico, partially offset by the resolution of uncertain tax positions of $9 million.

Liquidity and Capital Resources
Overview
Net cash from operating activities for the Current Period was $245 million, which compared to $1.0 billion in the Comparable Period. The decrease in net cash from operating activities in the Current Period was primarily attributable to a significant decline in net income coupled with an increase in accounts receivable. The increase in accounts receivable is primarily related to the increased fleet activity in 2011 and certain disputed amounts which we believe will ultimately be collected. During the Current Period, we entered into an additional $600 million revolving credit facility, and at June 30, 2011 we had $775 million available under our credit facilities. We had working capital of $351 million and $110 million at June 30, 2011 and December 31, 2010, respectively. Primarily as a result of our $1.1 billion debt offering in February 2011 and an increase in net borrowings on our credit facilities during the Current Period of $385 million, total debt as a percentage of total debt plus equity increased to 31.1 percent at June 30, 2011 from 27.5 percent at December 31, 2010. Additionally, at June 30, 2011, we had a total contract drilling services backlog of approximately $13 billion. Our backlog as of June 30, 2011 reflects a commitment of 73 percent of operating days for the remainder of 2011 and 43 percent for 2012. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
Our principal capital resource in the Current Period was net cash from operating activities of $245 million, cash generated from our $1.1 billion senior note offering and net borrowings under our bank credit facilities of $385 million. Net cash generated from operating activities in the Comparable Period totaled $1.0 billion.
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
Capital Expenditures
Our primary liquidity requirement during 2011 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $1.4 billion and $531 million for the six months ended June 30, 2011 and 2010, respectively.
At June 30, 2011, we had 11 rigs under construction, and capital expenditures for new construction in 2011 totaled $972 million. Capital expenditures for newbuild rigs during the first six months of 2011 consisted of the following (in millions):

Capital
Project	Expenditures
HHI Drillship III	$161.0
HHI Drillship II	160.5
HHI Drillship I	160.3
Noble Globetrotter I	124.5
Noble Bully I	79.6
Noble Bully II	76.5
Noble Globetrotter II	76.5
Noble Jackup III	42.9
Noble Jackup IV	42.9
Noble Jackup I	41.5
Noble Jackup II	1.0
Other	4.3

Total	$971.5

In addition to the newbuild expenditures noted above, capital expenditures during 2011 consisted of the following:
•	$293 million for major projects, including $82 million to upgrade two drillships currently operating in Brazil;

•	$108 million for other capitalized expenditures including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and

•	$56 million in capitalized interest.
Our total capital expenditure estimate for 2011 is approximately $2.5 billion. In connection with our 2011 and future capital expenditure programs, as of June 30, 2011, we had outstanding commitments, including shipyard and purchase commitments, for approximately $2.6 billion, of which $900 million is anticipated to be spent within the next twelve months. Our remaining 2011 capital expenditure budget will generally be spent at our discretion. We may accelerate or delay capital projects as needed.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed plan include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, changes in governmental regulations and requirements and changes in design criteria or specifications during repair or construction.
Share Repurchases and Dividends
At June 30, 2011, 6.8 million registered shares remained available under the existing Board authorization for our share repurchase program. During the six months ended June 30, 2011, we acquired approximately 0.2 million shares surrendered by employees for taxes payable upon the vesting of restricted stock and exercises of options for $9 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available.
Our most recent quarterly payment to shareholders in the form of a capital reduction, which was paid on May 19, 2011 to holders of record on May 9, 2011, was 0.13 CHF per share, or an aggregate of approximately $37 million. The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.
In April 2011, our shareholders approved the payment of a return of capital through a reduction of the par value of our shares in a total amount equal to 0.52 CHF per share to be paid in four equal installments scheduled for August 2011, November 2011, February 2012 and May 2012. The payments will be made in U.S. Dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date. Although the amount of the return of capital, expressed in Swiss francs, is fixed, the amount of the payment in U.S. Dollars will fluctuate based on the exchange rate. The exchange rate as published by the Swiss National Bank on July 29, 2011 was 0.8017 CHF/1.0 USD. These returns of capital will require us to make total cash payments of approximately $82 million during the remainder of 2011 (based on the exchange rate on July 29, 2011).
Credit Facilities and Long-Term Debt
We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. One credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. We were in compliance with all covenants as of June 30, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At June 30, 2011, we had borrowings of $425 million outstanding and no letters of credit outstanding under the Credit Facilities. We believe that we maintain good relationships with our lenders under the Credit Facilities, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facilities.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2011, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2011, expect to remain in compliance during the year.
At June 30, 2011, we had letters of credit of $84 million and performance and tax assessment bonds totaling $347 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Our long-term debt, including current maturities, was $3.5 billion at June 30, 2011 as compared to $2.8 billion at December 31, 2010. The increase in debt is a result of the issuance of $1.1 billion aggregate principal amount of senior notes and $385 million of additional net borrowings on our Credit Facilities, partially offset by the repayment of $693 million in joint venture credit facilities. For additional information on our long-term debt, see Note 8 to our consolidated financial statements.
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
In April 2011, the Bully joint venture partners entered into a subscription agreement, pursuant to which each partner was issued equity in each of the Bully joint ventures in exchange for the cancellation of all outstanding joint venture partner notes. The subscription agreement has the effect of converting all joint venture partner notes, including the contribution noted above, into equity of the respective joint venture. The total capital contributed as a result of these agreements was $146 million, which included $142 million in outstanding notes, plus accrued interest. Our portion of the capital contribution, totaling $73 million, was eliminated in consolidation.
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
In January 2010, the FASB issued guidance relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding the purchase, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements were deferred until fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

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
In May 2011, the FASB issued guidance that modified the wording used to describe many of the requirements in accounting literature for measuring fair value and for disclosing information about fair value measurements. The goal of the amendment is to create consistency between the United States and international accounting standards. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance should not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In June 2011, the FASB issued guidance that allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment no longer allows an entity to show changes to other comprehensive income solely through the statement of equity. For publicly traded entities, the guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance will not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At June 30, 2011, we had $425 million outstanding under the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 100 basis points would increase our interest charges by approximately $4 million per year.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $3.7 billion and $2.9 billion at June 30, 2011 and December 31, 2010, respectively. The increase was primarily a result of our issuance of $1.1 billion in debt in February 2011 and $385 million of additional net borrowings on the Credit Facilities, partially offset by the repayment of $693 million in joint venture credit facilities coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.
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
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2011 represent approximately 52 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $113 million at June 30, 2011. Total unrealized gains related to these forward contracts were $4 million as of June 30, 2011 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $12 million.
We have entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship is being constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction is denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of June 30, 2011, the aggregate notional amount of the remaining outstanding forward contract was 10 million Euros. This forward contract settles in connection with a required payment under the construction contract. We are accounting for this forward contract as a fair value hedge. The fair market value of this derivative instrument is included in “Other current assets/liabilities” in the Consolidated Balance Sheets. Gains and losses from this fair value hedge would be recognized in earnings currently, along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. The fair market value of this outstanding forward contract totaled approximately $51,000 at June 30, 2011. No gain or loss was recognized in the income statement for the three and six months ended June 30, 2011, respectively. A 10 percent change in the exchange rate for the Euro would change the fair value of this forward contract by approximately $1 million.

Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At June 30, 2011, our liability under the Restoration Plan totaled $7 million. We previously purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $7 million at June 30, 2011. A 10 percent change in the fair value of the phantom investments would change our liability by approximately $0.7 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
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
Item 4. Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and Thomas L. Mitchell, Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Mitchell have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of June 30, 2011. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2011. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 13 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
Risks Relating to Our Business
The risk factor below updates and supplements the risks described under “Risk Factors Relating to Our Business” in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, and should be considered together with the risk factors described in that report.
We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all of the risks and hazards we face.
We generally identify the operational hazards for which we will procure insurance coverage based on the likelihood of loss, the potential magnitude of loss, the cost of coverage, the requirement of our customer contracts and applicable legal requirements. We do not procure insurance coverage for all of the potential risks and hazards we may face. Furthermore, no assurance can be given that we will be able to obtain insurance against all of the risks and hazards we face or that we will be able to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable.
Although we maintain what we believe to be an appropriate level of insurance covering hazards and risks we currently encounter during our operations, we do not insure against all possible hazards and risks. Furthermore, our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims. Our insurance policies may also have exclusions of coverage for some losses. Uninsured exposures may include expatriate activities prohibited by U.S. laws, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes.
In addition, the damage sustained to offshore oil and gas assets as a result of hurricanes in recent years caused the insurance market for U.S. named windstorm perils to deteriorate significantly. Consequently, we currently self insure U.S. named windstorm coverage for our units deployed in the U.S. Gulf of Mexico. If one or more future significant weather-related events occur in the Gulf of Mexico, or in any other geographic area in which we operate, we may experience increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, irrespective of the fault or negligence of the party indemnified. Although our drilling contracts generally provide for indemnification from our customers for certain liabilities, including liabilities resulting from pollution or contamination originating below the surface of the water, enforcement of these contractual rights to indemnity may be limited by public policy and other considerations and, in any event, may not adequately cover our losses from such incidents. There can also be no assurance that those parties with contractual obligations to indemnify us will necessarily be in a financial position to do so.
If a significant accident or other event occurs and is not fully covered by our insurance or a contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs(1)	or Programs(1)
April 2011	705	$43.33	(2)	—	6,769,891
May 2011	60,000	$41.87	(2)	—	6,769,891
June 2011	29,330	$37.45	(2)	—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation, a Swiss corporation

/s/ David W. Williams David W. Williams	August 8, 2011 Date
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas L. Mitchell Thomas L. Mitchell
Senior Vice President, Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams David W. Williams	August 8, 2011 Date
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

4.1
Revolving Credit Agreement dated as of February 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 17, 2011 and incorporated herein by reference).

4.2
First Amendment to Revolving Credit Agreement dated as of March 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

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

31.1		Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2		Certification of Thomas L. Mitchell pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3		Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2	+	Certification of Thomas L. Mitchell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3	+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	+	Interactive Data File

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.