Form 10-Q
period 2011-09-30
NOBLE CORP; Noble Corp / Switzerland
filed 2011-11-02
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Dorfstrasse 19A, Baar, Switzerland 6340
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Shares, Par Value 3.54 CHF per Share	New York Stock Exchange
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0366361 (I.R.S. employer identification number)
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares outstanding and trading at October 28, 2011: Noble Corporation (Switzerland) — 252,437,480
Number of shares outstanding at October 28, 2011: Noble Corporation (Cayman Islands) — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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
NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$197,015	$337,871
Accounts receivable	601,161	387,414
Taxes receivable	57,335	81,066
Prepaid expenses	61,166	35,502
Other current assets	84,767	69,941

Total current assets	1,001,444	911,794

Property and equipment, at cost	14,420,267	12,643,866
Accumulated depreciation	(2,999,235)	(2,595,779)

Property and equipment, net	11,421,032	10,048,087

Other assets	529,057	342,506

Total assets	$12,951,533	$11,302,387

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	320,053	374,814
Accrued payroll and related costs	124,317	125,663
Interest payable	22,129	40,260
Taxes payable	89,700	96,448
Other current liabilities	93,651	84,049

Total current liabilities	649,850	801,447

Long-term debt	3,811,866	2,686,484
Deferred income taxes	299,625	258,822
Other liabilities	218,523	268,000

Total liabilities	4,979,864	4,014,753

Commitments and contingencies

Shareholders’ equity
Shares; 252,718 and 262,415 shares outstanding	796,067	917,684
Treasury shares, at cost; 285 and 10,140 shares	(10,531)	(373,967)
Additional paid-in capital	49,010	39,006
Retained earnings	6,549,441	6,630,500
Accumulated other comprehensive loss	(56,212)	(50,220)

Total shareholders’ equity	7,327,775	7,163,003

Noncontrolling interests	643,894	124,631

Total equity	7,971,669	7,287,634

Total liabilities and equity	$12,951,533	$11,302,387

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues
Contract drilling services	$704,892	$584,919	$1,837,047	$2,081,075
Reimbursables	17,438	19,177	63,851	57,163
Labor contract drilling services	15,564	7,887	43,123	23,704
Other	8	635	766	1,449

	737,902	612,618	1,944,787	2,163,391

Operating costs and expenses
Contract drilling services	358,547	315,844	1,001,638	845,870
Reimbursables	13,971	14,351	49,797	44,459
Labor contract drilling services	8,053	5,302	25,326	16,570
Depreciation and amortization	166,213	143,282	487,454	385,366
Selling, general and administrative	27,536	25,482	72,883	71,261
Gain on contract extinguishments, net	—	—	(21,202)	—

	574,320	504,261	1,615,896	1,363,526

Operating income	163,582	108,357	328,891	799,865

Other income (expense)
Interest expense, net of amount capitalized	(11,530)	(4,144)	(45,400)	(5,119)
Interest income and other, net	1,117	2,561	3,175	7,193

Income before income taxes	153,169	106,774	286,666	801,939
Income tax provision	(17,614)	(20,287)	(42,481)	(126,801)

Net income	135,555	86,487	244,185	675,138

Net income attributable to noncontrolling interests	(238)	(467)	(290)	(467)

Net income attributable to Noble Corporation	$135,317	$86,020	$243,895	$674,671

Net income per share
Basic	$0.53	$0.34	$0.96	$2.63
Diluted	$0.53	$0.34	$0.96	$2.62
See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$244,185	$675,138
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	487,454	385,366
Gain on contract extinguishments, net	(21,202)	—
Deferred income taxes	(34,549)	(29,586)
Share-based compensation expense	26,857	26,906
Net change in other assets and liabilities	(228,299)	227,873

Net cash from operating activities	474,446	1,285,697

Cash flows from investing activities
Capital expenditures	(1,987,988)	(886,093)
Change in accrued capital expenditures	(48,782)	4,213
Refund from contract extinguishments	18,642	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	—	(1,629,644)

Net cash from investing activities	(2,018,128)	(2,511,524)

Cash flows from financing activities
Increase in bank credit facilities, net	675,000	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	1,238,074
Contributions from joint venture partners	481,000	35,000
Payments of joint venture debt	(693,494)	—
Settlement of interest rate swaps	(29,032)	(2,041)
Par value reduction payments	(114,453)	(193,869)
Financing costs on credit facilities	(2,835)	—
Proceeds from employee stock transactions	9,018	9,703
Repurchases of employee shares surrendered for taxes	(10,211)	(9,961)
Repurchases of shares	—	(219,330)

Net cash from financing activities	1,402,826	857,576

Net change in cash and cash equivalents	(140,856)	(368,251)
Cash and cash equivalents, beginning of period	337,871	735,493

Cash and cash equivalents, end of period	$197,015	$367,242

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity

Balance at December 31, 2009	261,975	$1,130,607	$—	$5,855,737	$(143,031)	$(54,881)	$—	$6,788,432

Employee related equity activity
Share-based compensation expense	—	—	26,906	—	—	—	—	26,906
Issuance of share-based compensation shares	77	335	(335)	—	—	—	—	—
Contribution to employee benefit plans	8	30	194	—	—	—	—	224
Exercise of stock options	447	1,762	7,717	—	—	—	—	9,479
Tax benefit of stock options exercised	—	—	5,556	—	—	—	—	5,556
Restricted shares forfeited or repurchased for taxes	(183)	(804)	960	1,335	(11,452)	—	—	(9,961)
Repurchases of shares	—	—	—	—	(219,330)	—	—	(219,330)
Net income	—	—	—	674,671	—	—	467	675,138
Par value reduction payments	—	(184,220)	(9,648)	(1)	—	—	—	(193,869)
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	—	—	124,628	124,628
Other comprehensive income, net	—	—	—	—	—	(6,113)	—	(6,113)

Balance at September 30, 2010	262,324	$947,710	$31,350	$6,531,742	$(373,813)	$(60,994)	$125,095	$7,201,090

Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$(50,220)	$124,631	$7,287,634

Employee related equity activity
Share-based compensation expense	—	—	26,857	—	—	—	—	26,857
Issuance of share-based compensation shares	248	844	(837)	—	—	—	—	7
Exercise of stock options	490	1,629	7,104	—	—	—	—	8,733
Tax benefit of stock options exercised	—	—	278	—	—	—	—	278
Restricted shares forfeited or repurchased for taxes	(319)	(1,107)	1,107	—	(10,211)	—	—	(10,211)
Retirement of treasury shares	(10,116)	(33,035)	—	(340,612)	373,647	—	—	—
Settlement of FIN 48 provision	—	—	—	15,658	—	—	—	15,658
Net income	—	—	—	243,895	—	—	290	244,185
Equity contribution by joint venture partner	—	—	—	—	—	—	518,973	518,973
Par value reduction payments	—	(89,948)	(24,505)	—	—	—	—	(114,453)
Other comprehensive income, net	—	—	—	—	—	(5,992)	—	(5,992)

Balance at September 30, 2011	252,718	$796,067	$49,010	$6,549,441	$(10,531)	$(56,212)	$643,894	$7,971,669

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$135,555	$86,487	$244,185	$675,138

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,929)	4,198	(547)	(2,263)
Gain (loss) on foreign currency forward contracts	(9,654)	4,762	(7,141)	1,828
Loss on interest rate swaps	—	(7,586)	(366)	(7,586)
Amortization of deferred pension plan amounts	687	634	2,062	1,908

Other comprehensive income (loss), net	(13,896)	2,008	(5,992)	(6,113)

Net comprehensive income attributable to noncontrolling interests	(238)	(467)	(290)	(467)

Comprehensive income attributable to Noble Corporation	$121,421	$88,028	$237,903	$668,558

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$192,005	$333,399
Accounts receivable	601,161	387,414
Taxes receivable	57,335	81,066
Prepaid expenses	57,531	33,232
Other current assets	82,690	69,821

Total current assets	990,722	904,932

Property and equipment, at cost	14,386,421	12,614,974
Accumulated depreciation	(2,994,486)	(2,594,954)

Property and equipment, net	11,391,935	10,020,020

Other assets	529,141	342,592

Total assets	$12,911,798	$11,267,544

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	319,888	374,559
Accrued payroll and related costs	112,902	120,634
Interest payable	22,129	40,260
Taxes payable	86,321	94,132
Other current liabilities	93,184	83,759

Total current liabilities	634,424	793,557

Long-term debt	3,811,866	2,686,484
Deferred income taxes	299,625	258,822
Other liabilities	218,523	268,026

Total liabilities	4,964,438	4,006,889

Commitments and contingencies

Shareholders’ equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	447,040	416,232
Retained earnings	6,886,513	6,743,887
Accumulated other comprehensive loss	(56,212)	(50,220)

Total shareholders’ equity	7,303,466	7,136,024

Noncontrolling interests	643,894	124,631

Total equity	7,947,360	7,260,655

Total liabilities and equity	$12,911,798	$11,267,544

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues
Contract drilling services	$704,892	$584,919	$1,837,047	$2,081,075
Reimbursables	17,438	19,177	63,851	57,163
Labor contract drilling services	15,564	7,887	43,123	23,704
Other	8	635	766	1,449

	737,902	612,618	1,944,787	2,163,391

Operating costs and expenses
Contract drilling services	349,626	315,787	980,662	839,652
Reimbursables	13,971	14,351	49,797	44,459
Labor contract drilling services	8,053	5,302	25,326	16,570
Depreciation and amortization	165,719	143,059	486,010	384,775
Selling, general and administrative	17,637	16,715	48,810	48,137
Gain on contract extinguishments, net	—	—	(21,202)	—

	555,006	495,214	1,569,403	1,333,593

Operating income	182,896	117,404	375,384	829,798

Other income (expense)
Interest expense, net of amount capitalized	(11,530)	(4,147)	(45,400)	(5,122)
Interest income and other, net	1,884	1,210	3,978	6,320

Income before income taxes	173,250	114,467	333,962	830,996
Income tax provision	(17,298)	(19,401)	(41,480)	(124,340)

Net income	155,952	95,066	292,482	706,656

Net income attributable to noncontrolling interests	(238)	(467)	(290)	(467)

Net income attributable to Noble Corporation	$155,714	$94,599	$292,192	$706,189

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$292,482	$706,656
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	486,010	384,775
Gain on contract extinguishments, net	(21,202)	—
Deferred income taxes	(34,549)	(29,586)
Capital contribution by parent — share-based compensation	15,150	15,519
Net change in other assets and liabilities	(235,017)	203,384

Net cash from operating activities	502,874	1,280,748

Cash flows from investing activities
Capital expenditures	(1,983,034)	(885,623)
Change in accrued capital expenditures	(48,782)	4,213
Refund from contract extinguishments	18,642	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	—	(1,629,644)

Net cash from investing activities	(2,013,174)	(2,511,054)

Cash flows from financing activities
Increase in bank credit facilities, net	675,000	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	1,238,074
Contributions from joint venture partners	481,000	35,000
Payments of joint venture debt	(693,494)	—
Settlement of interest rate swaps	(29,032)	(2,041)
Financing costs on credit facilities	(2,835)	—
Distributions to parent company, net	(149,566)	(422,537)

Net cash from financing activities	1,368,906	848,496

Net change in cash and cash equivalents	(141,394)	(381,810)
Cash and cash equivalents, beginning of period	333,399	726,225

Cash and cash equivalents, end of period	$192,005	$344,415

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2009	261,246	$26,125	$368,374	$6,609,578	$(54,881)	$—	$6,949,196
Net income	—	—	—	706,189	—	467	706,656
Capital contributions by parent — share-based compensation	—	—	15,519	—	—	—	15,519
Distributions to parent	—	—	—	(422,537)	—	—	(422,537)
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	—	124,628	124,628
Other comprehensive income (loss), net	—	—	—	—	(6,113)	—	(6,113)

Balance at September 30, 2010	261,246	$26,125	$383,893	$6,893,230	$(60,994)	$125,095	$7,367,349

Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$(50,220)	$124,631	$7,260,655
Net income	—	—	—	292,192	—	290	292,482
Capital contributions by parent — share-based compensation	—	—	15,150	—	—	—	15,150
Distributions to parent	—	—	—	(149,566)	—	—	(149,566)
Settlement of FIN 48 provision	—	—	15,658	—	—	—	15,658
Noncontrolling interest contributions	—	—	—	—	—	518,973	518,973
Other comprehensive income (loss), net	—	—	—	—	(5,992)	—	(5,992)

Balance at September 30, 2011	261,246	$26,125	$447,040	$6,886,513	$(56,212)	$643,894	$7,947,360

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$155,952	$95,066	$292,482	$706,656

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,929)	4,198	(547)	(2,263)
Gain (loss) on foreign currency forward contracts	(9,654)	4,762	(7,141)	1,828
Loss on interest rate swaps	—	(7,586)	(366)	(7,586)
Amortization of deferred pension plan amounts	687	634	2,062	1,908

Other comprehensive income (loss), net	(13,896)	2,008	(5,992)	(6,113)

Net comprehensive income attributable to noncontrolling interests	(238)	(467)	(290)	(467)

Comprehensive income attributable to Noble Corporation	$141,818	$96,607	$286,200	$700,076

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Organization and Basis of Presentation
Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. At September 30, 2011, our fleet consisted of 79 mobile offshore drilling units located worldwide as follows: 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. Additionally, we have one floating production storage and offloading unit (“FPSO”). At September 30, 2011, we had 13 units under construction as follows:
•	seven dynamically positioned, ultra-deepwater, harsh environment drillships, including two Globetrotter-class drillships and one Bully-class drillship, and
•	six high-specification heavy duty, harsh environment jackup rigs.
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
The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The December 31, 2010 Consolidated Balance Sheets presented herein are derived from the December 31, 2010 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by both Noble-Swiss and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation. Taxes payable in the December 31, 2010 Consolidated Balance Sheets was reported net of approximately $81 million in taxes receivable. During the second quarter of 2011, we determined that a right of offset in certain taxable jurisdictions did not exist for these receivables, and they are now being disclosed separately as a current asset. For the December 31, 2010 Consolidated Balance Sheets presented herein, these amounts have been reclassified to conform to the current year presentation. We believe that this reclassification is immaterial, as it did not have a material impact on our financial position, working capital, results of operations or cash flows from operations.
Note 2 — Acquisition of FDR Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following unaudited pro forma financial information for the three and nine months ended September 30, 2010 gives effect to the Frontier acquisition as if it had occurred at January 1, 2009. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Three months	Nine months
	ended	ended
	September 30, 2010	September 30, 2010
Total operating revenues	$647,700	$2,339,889
Net income	85,282	616,358
Net income per share	$0.33	$2.40
Note 3 — Consolidated Joint Ventures
In connection with the Frontier acquisition, we acquired Frontier’s 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell, PLC (“Shell”), for the construction and operation of the two Bully-class drillships. Since these entities’ equity at risk is insufficient to permit them to carry on their activities without additional financial support, they each meet the criteria for a variable interest entity. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.
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
In April 2011, the Bully joint venture partners also entered into capital contribution agreements whereby capital calls up to a total of $360 million can be made for funds needed to complete the projects. As of September 30, 2011, the total capital contributed under these agreements was $170 million. Subsequent to the third quarter, an additional $60 million of capital was contributed under these agreements.
At September 30, 2011, the combined carrying amount of the drillships was $1.3 billion, which was primarily funded through partner equity contributions.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 4 — Share Data
Share capital
The following is a detail of Noble-Swiss’ share capital as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Shares outstanding and trading	252,433	252,275
Treasury shares	285	10,140

Total shares outstanding	252,718	262,415
Treasury shares held for share-based compensation plans	13,432	13,851

Total shares authorized for issuance	266,150	276,266

Par value per share (in Swiss Francs)	3.54	3.93
Shares authorized for issuance by Noble-Swiss at September 30, 2011 totaled 266.2 million shares and include 0.3 million shares held in treasury and 13.4 million treasury shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock.
Share repurchases are made pursuant to the share repurchase program that our Board of Directors authorized and adopted. All shares repurchased under our share repurchase program are held in treasury. The number of shares that we may hold in treasury is limited under Swiss law. At September 30, 2011, 6.8 million shares remained available for repurchase under previous authorization by the Board of Directors. No shares have been repurchased under this authorization during the nine months ended September 30, 2011.
During July 2011, after making the required filings with the Swiss Commercial Register, 10.1 million repurchased shares held in treasury were cancelled and the total number of shares authorized for issuance was reduced to 266.2 million shares.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Allocation of net income
Basic
Net income attributable to Noble Corporation	$135,317	$86,020	$243,895	$674,671
Earnings allocated to unvested share-based payment awards	(1,415)	(828)	(2,487)	(6,416)

Net income to common shareholders — basic	$133,902	$85,192	$241,408	$668,255

Diluted
Net income attributable to Noble Corporation	$135,317	$86,020	$243,895	$674,671
Earnings allocated to unvested share-based payment awards	(1,412)	(825)	(2,481)	(6,394)

Net income to common shareholders — diluted	$133,905	$85,195	$241,414	$668,277

Weighted average shares outstanding — basic	251,580	252,513	251,327	253,944
Incremental shares issuable from assumed exercise of stock options	449	671	640	855

Weighted average shares outstanding — diluted	252,029	253,184	251,967	254,799

Weighted average unvested share-based payment awards	2,658	2,453	2,589	2,438

Earnings per share
Basic	$0.53	$0.34	$0.96	$2.63
Diluted	$0.53	$0.34	$0.96	$2.62
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. At September 30, 2011, stock options totaling approximately 1.1 million were excluded from the diluted earnings per share as they were not dilutive as compared to 0.8 million at September 30, 2010.
Note 5 — Property and Equipment
Property and equipment, at cost, as of September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Drilling equipment and facilities	$9,908,049	$8,900,266
Construction in progress	4,318,705	3,571,017
Other	193,513	172,583

	$14,420,267	$12,643,866

Capital expenditures, including capitalized interest, totaled $2.0 billion and $886 million for the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures for 2010 do not include the fair value of assets acquired as part of the Frontier acquisition. Capital expenditures for 2011 consisted of the following:
•	$1.3 billion for newbuild construction;
•	$463 million for major projects, including $130 million to upgrade two drillships currently operating in Brazil;

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
•	$156 million for other capitalized expenditures, including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and
•	$88 million in capitalized interest.
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $32 million and $88 million for the three and nine months ended September 30, 2011, respectively, as compared to $25 million and $51 million for the three and nine months ended September 30, 2010, respectively.
Note 6 — Gain on contract extinguishments, net
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petroleo Brasileiro S.A. (“Petrobras”) regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract, which was effective in March 2011. During the second quarter of 2011, Petrobras formally approved the rig substitution. We expect that acceptance of the Noble Phoenix will take place in the first quarter of 2012. In connection with the cancelation of the contract with Shell on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represented the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition.
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
Note 7 — Receivables from Customers
As noted in Note 13, in May 2010 Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. Anadarko has also attempted to offset revenue that we had billed for services performed prior to their termination of the contract. At September 30, 2011, we had accounts receivable of approximately $13 million related to this attempted offset. We do not believe Anadarko has a basis to offset these invoiced amounts. While we will continue to litigate the matter to full resolution, we can make no assurances as to the outcome of this dispute.
In June 2010, a subsidiary of Frontier entered into a charter contract with a subsidiary of BP PLC (“BP”) for the Seillean with a term of a minimum of 100 days. The unit went on hire on July 23, 2010. In October 2010, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and has made other claims and is demanding that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter. The charter contains a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Outstanding receivables related to this charter totaled $35 million as of September 30, 2011. We believe that if BP were to be successful in claiming the contract void ab initio, we would have an indemnity claim against the former shareholders of Frontier. We have put the former owners of Frontier on notice of this potential claim. We can make no assurances as to the outcome of this dispute.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
At September 30, 2011, we had accounts receivable of approximately $14 million related to the Noble Max Smith which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). The disputed amount relates to lost revenues due from Pemex for downtime that occurred when our rig was damaged after one of Pemex’s supply boats collided with our rig. While we believe we are entitled to the disputed amounts, we can make no assurances as to the outcome of this dispute.
Note 8 — Debt
Total debt consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,939	$299,911
7.375% Senior Notes due 2014	249,610	249,506
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,934	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,754	498,672
4.625% Senior Notes due 2021	399,469	—
6.20% Senior Notes due 2040	399,890	399,889
6.05% Senior Notes due 2041	397,575	—
Credit facilities	715,000	40,000
Consolidated joint venture debt instruments:
Joint venture credit facilities	$—	$691,052
Joint venture partner notes	—	35,972

Total Debt	3,811,866	2,766,697
Less: Current Maturities	—	(80,213)

Long-term Debt	$3,811,866	$2,686,484

We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. One credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. We were in compliance with all covenants as of September 30, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At September 30, 2011, we had borrowings of $715 million outstanding and no letters of credit outstanding under the Credit Facilities.
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
In January 2011, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes was 10%, payable semi-annually in arrears, and in kind, on June 30 and December 31 commencing in June 2011. The purpose of these notes was to provide additional liquidity to the joint ventures in connection with the shipyard construction of the Bully vessels.
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
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,939	$323,731	$299,911	$324,281
7.375% Senior Notes due 2014	249,610	283,353	249,506	282,078
3.45% Senior Notes due 2015	350,000	365,503	350,000	357,292
3.05% Senior Notes due 2016	299,934	305,919	—	—
7.50% Senior Notes due 2019	201,695	250,238	201,695	242,464
4.90% Senior Notes due 2020	498,754	537,513	498,672	516,192
4.625% Senior Notes due 2021	399,469	420,987	—	—
6.20% Senior Notes due 2040	399,890	456,403	399,889	423,345
6.05% Senior Notes due 2041	397,575	447,951	—	—
Credit facilities	715,000	715,000	40,000	40,000
Consolidated joint venture debt instruments
Joint venture credit facilities	—	—	691,052	691,052
Joint venture partner notes	—	—	35,972	35,972
Note 9 — Income Taxes
At December 31, 2010, the reserves for uncertain tax positions totaled $145 million (net of related tax benefits of $8 million). At September 30, 2011, the reserves for uncertain tax positions totaled $122 million (net of related tax benefits of $8 million). If the September 30, 2011 reserves are not realized, the provision for income taxes would be reduced by $122 million.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 10 — Employee Benefit Plans
Pension costs include the following components:

	Three Months Ended September 30,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,141	$2,152	$1,045	$1,912
Interest cost	1,433	2,143	1,224	1,957
Return on plan assets	(1,449)	(2,768)	(1,331)	(2,392)
Amortization of prior service cost	—	57	—	57
Amortization of transition obligation	19	—	17	—
Recognized net actuarial loss	123	844	181	705

Net pension expense	$1,267	$2,428	$1,136	$2,239

	Nine Months Ended September 30,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$3,387	$6,456	$3,211	$5,736
Interest cost	4,256	6,428	3,694	5,871
Return on plan assets	(4,306)	(8,304)	(3,999)	(7,176)
Amortization of prior service cost	—	170	—	171
Amortization of transition obligation	56	—	53	—
Recognized net actuarial loss	366	2,531	537	2,115

Net pension expense	$3,759	$7,281	$3,496	$6,717

During the nine months ended September 30, 2011 and 2010, we made contributions to our pension plans totaling $7 million and $15 million, respectively. We expect the funding to our non-U.S. and U.S. plans in 2011, subject to applicable law, to be approximately $11 million.
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, we benefit should phantom investment losses occur. At September 30, 2011 and December 31, 2010, our liability under the Restoration Plan totaled $5 million and $7 million, respectively. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our financial statements. The value of these investments held for our benefit totaled $4 million and $7 million at September 30, 2011 and December 31, 2010, respectively.
Note 11 — Derivative Instruments and Hedging Activities
We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. During the period, we maintained certain foreign currency forward contracts that did not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment and therefore, changes in fair values were recognized as either income or loss in our consolidated income statement.

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
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2011 represent approximately 43 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $71 million at September 30, 2011. Total unrealized losses related to these forward contracts were $6 million as of September 30, 2011 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).
Our two joint ventures had maintained interest rate swaps which were classified as cash flow hedges. The purpose of these hedges was to satisfy bank covenants of the then outstanding credit facilities and to limit exposure to changes in interest rates. In February 2011, the outstanding balances of the joint venture credit facilities and the related interest rate swaps were settled and terminated. As a result of these transactions we recognized a gain of $1 million during the nine months ended September 30, 2011.
The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net unrealized gain/(loss) at beginning of period	$4,117	$(2,517)	$1,970	$417
Activity during period:
Settlement of foreign currency forward contracts during the period	(2,054)	1,395	(1,604)	(417)
Settlement of interest rate swaps during the period	—	—	(366)	—
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	(7,600)	3,367	(5,537)	2,245
Net unrealized gain/(loss) on outstanding interest rate swaps	—	(7,586)	—	(7,586)

Net unrealized gain/(loss) at end of period	$(5,537)	$(5,341)	$(5,537)	$(5,341)

Fair Value Hedges
We entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship was constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction was denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2011, all amounts related to the forward contracts have settled. We accounted for the forward contracts as fair value hedges, and their fair market value was included in “Other current assets/liabilities” in the Consolidated Balance Sheets. No gain or loss was recognized in the income statement for the three and nine months ended September 30, 2011 or 2010.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Foreign Currency Forward Contracts
One of our joint ventures maintained foreign currency forward contracts to help mitigate the risk of currency fluctuation of the Singapore Dollar for the construction of the Noble Bully II drillship. These contracts were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair values were recognized as either income or loss in our Consolidated Income Statement. These contracts are referred to as non-designated derivatives in the tables to follow, and all were settled during the first quarter of 2011. For the nine months ended September 30, 2011, we recognized a loss of $0.5 million related to these foreign currency forward contracts.
Financial Statement Presentation
The following tables, together with Note 12, summarize the financial statement presentation and fair value of our derivative positions as of September 30, 2011 and December 31, 2010:

		Estimated fair value
	Balance sheet	September 30,	December 31,
	classification	2011	2010
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$—	$2,015
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	—	—
Non-designated derivatives
Short-term foreign currency forward contracts	Other current assets	—	2,603
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$(5,537)	$412
Short-term interest rate swaps	Other current liabilities	—	15,697
Long-term interest rate swaps	Other liabilities	—	10,893
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	—	3,306
To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended September 30, 2011 and 2010:

			Gain/(loss) reclassified
	Gain/(loss) recognized		from AOCL to “other		Gain/(loss) recognized
	through AOCL		income”		through “other income”
	2011	2010	2011	2010	2011	2010
Cash flow hedges
Foreign currency forward contracts	$(7,600)	$4,762	$2,054	$—	$—	$—
Interest rate swaps	—	(7,586)	—	—	—	(261)
Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$—	$1,234

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the nine months ended September 30, 2011 and 2010:

			Gain/(loss) reclassified
	Gain/(loss) recognized		from AOCL to “other		Gain/(loss) recognized
	through AOCL		income”		through “other income”
	2011	2010	2011	2010	2011	2010
Cash flow hedges
Foreign currency forward contracts	$(5,537)	$1,828	$1,604	$—	$—	$—
Interest rate swaps	—	(7,586)	366	—	—	(261)
Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$(546)	$1,234
During the nine months ended September 30, 2011, in connection with the settlement of our interest rate swaps, $1 million was reclassified from AOCL to gain on contract extinguishments.
For cash flow presentation purposes, cash outflows of $29 million were recognized in the financing activities section related to the settlement of interest rate swaps. All other amounts were recognized as changes in operating activities.
Note 12 — Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2011				December 31, 2010
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets —
Marketable securities	$4,294	$4,294	$—	$—	$6,854	$6,854
Foreign currency forward contracts	—	—	—	—	4,618	4,618
Firm commitment	—	—	—	—	3,306	3,306

Liabilities —
Interest rate swaps	$—	$—	$—	$—	$26,590	$26,590
Foreign currency forward contracts	(5,537)	—	(5,537)	—	3,718	3,718
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 13 — Commitments and Contingencies
As noted in Note 7, in May 2010 Anadarko sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. Anadarko has also attempted to offset approximately $13 million that we had billed for services performed prior to their termination of the contract. We do not believe Anadarko has a basis to offset these invoiced amounts. As a result of the uncertainties noted above, we have not recognized any revenue under the portion of this contract relating to the period after termination and the matter could have a material positive effect on our results of operations or cash flows for the period in which the matter is resolved should the court ultimately rule in our favor.
The Noble Homer Ferrington is under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), who entered into an assignment agreement with BP for a two well farm-out of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition. ExxonMobil has informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig continued to be fully ready to operate under the drilling contract. The rig has been operating under farm-out arrangements since March 2011. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. We are proceeding with the arbitration process and intend to vigorously pursue these claims. As a result of the uncertainties noted above, we have not recognized any revenue during the assignment period and the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved should the arbitration panel ultimately rule in our favor.
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
In November 2010, we concluded our contract for the Noble Duchess in Nigeria. Following the contract, we commenced the exportation process for the rig. The Nigerian Customs Service delayed departure of the rig while we discussed certain spare items that they claimed were unaccounted for and for which duty would be due. We resolved this matter for an immaterial amount and exported the rig during the third quarter of 2011.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2011, there were approximately 22 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $286 million (including interest and penalties), primarily in Mexico. We do not believe we owe these amounts and are defending our position. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims. We believe additional audit claims in the range of $9 to $10 million attributable to other business tax returns may be assessed against us. We have contested, or intend to contest, the audit findings, including through litigation if necessary, and we do not believe that there is greater than 50 percent likelihood that additional taxes will be incurred. Accordingly, no accrual has been made for such amounts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
We maintain certain insurance coverage against specified marine perils, including liability for physical damage to our drilling rigs, and loss of hire on certain of our rigs. The damage caused in 2005 and 2008 by Hurricanes Katrina, Rita and Ike negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, effective March 2009, we elected to self-insure this exposure to our units in the U.S. portion of the Gulf of Mexico. Our rigs located in the Mexican portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles of $25 million per occurrence for rigs located in the U.S., Mexico, Brazil, Southeast Asia, the North Sea, New Zealand and Australia and $15 million per occurrence for rigs operating in West Africa, the Middle East, India, and the Mediterranean Sea. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
In October 2011, we were assessed a fine by the Brazilian government in the amount of R$238,000 (approximately $135,000) in connection with the inadvertent discharge of approximately 200 barrels of drilling fluid from one of our vessels offshore Brazil in November 2010. We plan on appealing this judgment to the full extent permissible by law.
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $3.4 billion at September 30, 2011.
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
Internal Investigation
In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. Pursuant to these settlements, we agreed to pay fines and penalties to the DOJ and the SEC and to certain undertakings, including refraining from violating the FCPA and other anti-corruption laws, self-reporting any violations of the FCPA or such laws to the DOJ and reporting to the DOJ on an annual basis our progress on anti-corruption compliance matters. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.

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
As of September 30, 2011, all of our rigs operating in Nigeria were operating under temporary import permits. To date, we have been successful in obtaining new, or extending existing, temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
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
We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2011 and 2010 is shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items.

	Three Months Ended September 30,
	2011			2010
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$719,546	$18,356	$737,902	$604,042	$8,576	$612,618
Depreciation and amortization	162,837	3,376	166,213	140,199	3,083	143,282
Segment operating income/ (loss)	159,588	3,994	163,582	109,083	(726)	108,357
Interest expense, net of amount capitalized	(122)	(11,408)	(11,530)	(125)	(4,019)	(4,144)
Income tax (provision)/ benefit	(18,380)	766	(17,614)	(20,876)	589	(20,287)
Segment profit/ (loss)	141,199	(5,882)	135,317	89,001	(2,981)	86,020
Total assets (at end of period)	12,472,018	479,515	12,951,533	9,625,999	1,380,425	11,006,424
Capital expenditures	555,434	3,771	559,205	352,347	2,345	354,692

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Nine Months Ended September 30,
	2011			2010
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total

Revenues from external customers	$1,897,045	$47,742	$1,944,787	$2,137,304	$26,087	$2,163,391
Depreciation and amortization	477,568	9,886	487,454	376,754	8,612	385,366
Segment operating income/ (loss)	321,613	7,278	328,891	801,966	(2,101)	799,865
Interest expense, net of amount capitalized	(1,890)	(43,510)	(45,400)	(418)	(4,701)	(5,119)
Income tax (provision)/ benefit	(48,661)	6,180	(42,481)	(128,012)	1,211	(126,801)
Segment profit/ (loss)	273,018	(29,123)	243,895	680,302	(5,631)	674,671
Total assets (at end of period)	12,472,018	479,515	12,951,533	9,625,999	1,380,425	11,006,424
Capital expenditures	1,979,145	8,843	1,987,988	869,435	16,658	886,093
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
Note 16 — Net Change in Other Assets and Liabilities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Nine months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Accounts receivable	$(213,747)	$250,917	$(213,747)	$250,924
Other current assets	(23,900)	(22,962)	(20,578)	(21,001)
Other assets	(21,755)	(6,600)	(24,233)	(6,705)
Accounts payable	(23,744)	(12,635)	(23,654)	(20,773)
Other current liabilities	21,281	(9,105)	13,655	(27,543)
Other liabilities	33,566	28,258	33,540	28,482

	$(228,299)	$227,873	$(235,017)	$203,384

Note 17 — Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble-Cayman, are full and unconditional guarantors of NDC’s 7.50% Senior Notes due 2019 which had an outstanding principal balance at September 30, 2011 of $202 million. NDC is a direct, wholly-owned subsidiary of NHC. Noble Drilling Holding LLC (“NDH”), a wholly-owned subsidiary of Noble-Cayman, is also a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes. Noble Drilling Services 6 LLC (“NDS6”), also a wholly-owned subsidiary of Noble-Cayman, is a co-issuer of the 7.50% Senior Notes.
NDC and NHIL are full and unconditional guarantors of Noble-Cayman’s 5.875% Senior Notes due 2013, which had an outstanding principal balance of $300 million at September 30, 2011. The indenture governing the Senior Notes due 2013 provides that each guarantee may be released in connection with certain events, including upon a merger, consolidation or transfer of all of the assets of Noble Cayman or the guarantor with or to another person in compliance with the indenture (provided the acquiror assumes the guarantee), upon a liquidation of the guarantor in compliance with the indenture (provided any acquiror assumes the guarantee), or upon the guarantor’s ceasing to be a wholly-owned subsidiary of Noble-Cayman.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 7.375% Senior Notes due 2014, which had an outstanding principal balance of $250 million at September 30, 2011.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.45% Senior Notes due 2015, 4.90% Senior Notes due 2020 and 6.20% Senior Notes due 2040. The aggregate principal balance of these three tranches of senior notes at September 30, 2011 was $1.25 billion.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.05% Senior Notes due 2016, 4.625% Senior Notes due 2021 and 6.05% Senior Notes due 2041. The aggregate principal balance of these three tranches of senior notes at September 30, 2011 was $1.1 billion.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$292	$—	$—	$—	$191,713	$—	$192,005
Accounts receivable	—	10,757	3,472	—	—	586,932	—	601,161
Prepaid expenses	—	400	10	—	—	57,121	—	57,531
Short-term notes receivable from affiliates	—	119,476	—	—	—	110,000	(229,476)	—
Accounts receivable from affiliates	1,182,035	92,282	847,880	150,144	15,737	5,705,679	(7,993,757)	—
Other current assets	—	6,247	240	—	—	133,538	—	140,025

Total current assets	1,182,035	229,454	851,602	150,144	15,737	6,784,983	(8,223,233)	990,722

Property and equipment
Drilling equipment, facilities and other	—	2,374,299	71,567	—	—	11,940,555	—	14,386,421
Accumulated depreciation	—	(207,832)	(52,334)	—	—	(2,734,320)	—	(2,994,486)

Total property and equipment, net	—	2,166,467	19,233	—	—	9,206,235	—	11,391,935

Notes receivable from affiliates	3,487,062	675,000	—	2,336,527	572,107	2,662,901	(9,733,597)	—
Investments in affiliates	7,185,905	9,133,639	3,510,041	6,370,565	1,899,939	—	(28,100,089)	—
Other assets	3,660	15,933	2,067	19,087	910	487,484	—	529,141

Total assets	$11,858,662	$12,220,493	$4,382,943	$8,876,323	$2,488,693	$19,141,603	$(46,056,919)	$12,911,798

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$60,000	$50,000	$—	$—	$—	$119,476	$(229,476)	$—
Accounts payable and accrued liabilities	6,298	24,036	8,116	15,201	630	580,143	—	634,424
Accounts payable to affiliates	1,802,030	3,806,799	26,056	99,896	30,916	2,228,060	(7,993,757)	—

Total current liabilities	1,868,328	3,880,835	34,172	115,097	31,546	2,927,679	(8,223,233)	634,424

Long-term debt	1,014,939	—	—	2,595,232	201,695	—	—	3,811,866
Notes payable to affiliates	1,652,000	1,147,500	85,000	975,000	811,000	5,063,097	(9,733,597)	—
Other liabilities	19,929	24,291	30,177	—	—	443,751	—	518,148

Total liabilities	4,555,196	5,052,626	149,349	3,685,329	1,044,241	8,434,527	(17,956,830)	4,964,438

Commitments and contingencies

Equity	7,303,466	7,167,867	4,233,594	5,190,994	1,444,452	10,707,076	(28,100,089)	7,947,360

Total liabilities and equity	$11,858,662	$12,220,493	$4,382,943	$8,876,323	$2,488,693	$19,141,603	$(46,056,919)	$12,911,798

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$42	$146	$—	$—	$—	$333,211	$—	$333,399
Accounts receivable	—	6,984	1,795	—	—	378,635	—	387,414
Prepaid expenses	—	310	—	—	—	32,922	—	33,232
Short-term notes receivable from affiliates	—	119,476	—	—	—	75,000	(194,476)	—
Accounts receivable from affiliates	614,264	73,001	751,623	219,215	11,374	3,801,852	(5,471,329)	—
Other current assets	—	16,735	240	—	—	133,912	—	150,887

Total current assets	614,306	216,652	753,658	219,215	11,374	4,755,532	(5,665,805)	904,932

Property and equipment
Drilling equipment, facilities and other	—	1,254,482	70,945	—	—	11,289,547	—	12,614,974
Accumulated depreciation	—	(153,638)	(50,250)	—	—	(2,391,066)	—	(2,594,954)

Total property and equipment, net	—	1,100,844	20,695	—	—	8,898,481	—	10,020,020

Notes receivable from affiliates	3,507,062	675,000	—	1,239,600	479,107	2,492,900	(8,393,669)	—
Investments in affiliates	6,835,466	9,150,129	3,561,451	5,618,248	1,879,831	—	(27,045,125)	—
Other assets	1,872	7,700	2,451	11,336	1,001	318,232	—	342,592

Total assets	$10,958,706	$11,150,325	$4,338,255	$7,088,399	$2,371,313	$16,465,145	$(41,104,599)	$11,267,544

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$25,000	$50,000	$—	$—	$—	$119,476	$(194,476)	$—
Current maturities of long-term debt	—	—	—	—	—	80,213	—	80,213
Accounts payable and accrued liabilities	1,473	19,218	8,779	31,973	4,413	647,488	—	713,344
Accounts payable to affiliates	1,601,869	2,708,598	30,095	64,192	7,134	1,059,441	(5,471,329)	—

Total current liabilities	1,628,342	2,777,816	38,874	96,165	11,547	1,906,618	(5,665,805)	793,557

Long-term debt	339,911	—	—	1,498,066	201,695	646,812	—	2,686,484
Notes payable to affiliates	1,834,500	1,092,000	120,000	550,000	811,000	3,986,169	(8,393,669)	—
Other liabilities	19,929	48,595	25,485	—	—	432,839	—	526,848

Total liabilities	3,822,682	3,918,411	184,359	2,144,231	1,024,242	6,972,438	(14,059,474)	4,006,889

Commitments and contingencies

Equity	7,136,024	7,231,914	4,153,896	4,944,168	1,347,071	9,492,707	(27,045,125)	7,260,655

Total liabilities and equity	$10,958,706	$11,150,325	$4,338,255	$7,088,399	$2,371,313	$16,465,145	$(41,104,599)	$11,267,544

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$38,955	$5,105	$—	$—	$680,617	$(19,785)	$704,892
Reimbursables	—	691	—	—	—	16,747	—	17,438
Labor contract drilling services	—	4	—	—	—	15,560	—	15,564
Other	—	—	—	—	—	8	—	8

Total operating revenues	—	39,650	5,105	—	—	712,932	(19,785)	737,902

Operating costs and expenses
Contract drilling services	1,759	10,485	1,883	9,819	—	345,465	(19,785)	349,626
Reimbursables	—	420	—	—	—	13,551	—	13,971
Labor contract drilling services	—	—	—	—	—	8,053	—	8,053
Depreciation and amortization	—	13,138	937	—	—	151,644	—	165,719
Selling, general and administrative	2,094	1,488	—	9,253	—	4,802	—	17,637
Gain on contract extinguishments, net	—	—	—	—	—	—	—	—

Total operating costs and expenses	3,853	25,531	2,820	19,072	—	523,515	(19,785)	555,006

Operating income (loss)	(3,853)	14,119	2,285	(19,072)	—	189,417	—	182,896

Other income (expense)
Equity earnings in affiliates, net of tax	174,673	226,079	45,818	172,153	(20,624)	—	(598,099)	—
Interest expense, net of amounts capitalized	(16,721)	(15,612)	(1,285)	(21,641)	(7,106)	(267)	51,102	(11,530)
Interest income and other, net	1,615	6,906	(40)	15,813	2,277	26,415	(51,102)	1,884

Income before income taxes	155,714	231,492	46,778	147,253	(25,453)	215,565	(598,099)	173,250
Income tax provision	—	487	—	—	—	(17,785)	—	(17,298)

Net Income	155,714	231,979	46,778	147,253	(25,453)	197,780	(598,099)	155,952

Net loss attributable to noncontrolling interests	—	—	—	—	—	(238)	—	(238)

Net income attributable to Noble Corporation	$155,714	$231,979	$46,778	$147,253	$(25,453)	$197,542	$(598,099)	$155,714

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$100,009	$14,800	$—	$—	$1,770,356	$(48,118)	$1,837,047
Reimbursables	—	3,381	12	—	—	60,458	—	63,851
Labor contract drilling services	—	4	—	—	—	43,119	—	43,123
Other	—	—	—	—	—	766	—	766

Total operating revenues	—	103,394	14,812	—	—	1,874,699	(48,118)	1,944,787

Operating costs and expenses
Contract drilling services	4,818	31,554	5,681	26,625	—	960,102	(48,118)	980,662
Reimbursables	—	3,331	—	—	—	46,466	—	49,797
Labor contract drilling services	—	—	—	—	—	25,326	—	25,326
Depreciation and amortization	—	36,330	2,781	—	—	446,899	—	486,010
Selling, general and administrative	5,397	4,206	—	24,756	1	14,450	—	48,810
Gain on contract extinguishments, net		—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	10,215	75,421	8,462	51,381	1	1,472,041	(48,118)	1,569,403

Operating income (loss)	(10,215)	27,973	6,350	(51,381)	(1)	402,658	—	375,384

Other income (expense)
Equity earnings in affiliates, net of tax	350,439	328,452	80,795	344,524	86,932	—	(1,191,142)	—
Interest expense, net of amounts capitalized	(52,985)	(45,527)	(4,824)	(67,667)	(22,048)	(3,284)	150,935	(45,400)
Interest income and other, net	4,953	19,376	8	38,557	6,321	85,698	(150,935)	3,978

Income before income taxes	292,192	330,274	82,329	264,033	71,204	485,072	(1,191,142)	333,962
Income tax provision	—	6,287	—	—	—	(47,767)	—	(41,480)

Net Income	292,192	336,561	82,329	264,033	71,204	437,305	(1,191,142)	292,482

Net loss attributable to noncontrolling interests	—	—	—	—	—	(290)	—	(290)

Net income attributable to Noble Corporation	$292,192	$336,561	$82,329	$264,033	$71,204	$437,015	$(1,191,142)	$292,192

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$23,724	$5,363	$—	$—	$565,132	$(9,300)	$584,919
Reimbursables	—	388	—	—	—	18,789	—	19,177
Labor contract drilling services	—	—	—	—	—	7,887	—	7,887
Other	—	(107)	—	—	—	742	—	635

Total operating revenues	—	24,005	5,363	—	—	592,550	(9,300)	612,618

Operating costs and expenses
Contract drilling services	18,924	8,475	1,657	—	—	296,031	(9,300)	315,787
Reimbursables	—	127	—	—	—	14,224	—	14,351
Labor contract drilling services	—	—	—	—	—	5,302	—	5,302
Depreciation and amortization	—	9,494	924	—	—	132,641	—	143,059
Selling, general and administrative	—	605	94	(63)	—	16,079	—	16,715

Total operating costs and expenses	18,924	18,701	2,675	(63)	—	464,277	(9,300)	495,214

Operating income (loss)	(18,924)	5,304	2,688	63	—	128,273	—	117,404

Other income (expense)
Equity earnings in affiliates, net of tax	124,218	155,504	38,484	136,039	35,842	—	(490,087)	—
Interest expense, net of amounts capitalized	(12,251)	(14,845)	(1,859)	(12,645)	(1,424)	(2,668)	41,545	(4,147)
Interest income and other, net	1,556	555	—	8,419	2,221	30,004	(41,545)	1,210

Income before income taxes	94,599	146,518	39,313	131,876	36,639	155,609	(490,087)	114,467
Income tax provision	—	(18,445)	—	—	—	(956)		(19,401)

Net Income	94,599	128,073	39,313	131,876	36,639	154,653	(490,087)	95,066

Net loss attributable to noncontrolling interests	—	—	—	—	—	(467)	—	(467)

Net income attributable to Noble Corporation	$94,599	$128,073	$39,313	$131,876	$36,639	$154,186	$(490,087)	$94,599

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$72,313	$12,847	$—	$—	$2,026,515	$(30,600)	$2,081,075
Reimbursables	—	978	61	—	—	56,124	—	57,163
Labor contract drilling services	—	—	—	—	—	23,704	—	23,704
Other	—	5	—	—	—	1,444	—	1,449

Total operating revenues	—	73,296	12,908	—	—	2,107,787	(30,600)	2,163,391

Operating costs and expenses
Contract drilling services	18,931	27,082	4,793	—	—	819,446	(30,600)	839,652
Reimbursables	—	1,226	61	—	—	43,172	—	44,459
Labor contract drilling services	—	—	—	—	—	16,570	—	16,570
Depreciation and amortization	—	27,321	2,536	—	—	354,918	—	384,775
Selling, general and administrative	—	51,241	315	56	—	(3,475)	—	48,137

Total operating costs and expenses	18,931	106,870	7,705	56	—	1,230,631	(30,600)	1,333,593

Operating income (loss)	(18,931)	(33,574)	5,203	(56)	—	877,156	—	829,798

Other income (expense)
Equity earnings in affiliates, net of tax	732,956	497,191	47,602	768,130	336,350	—	(2,382,229)	—
Interest expense, net of amounts capitalized	(12,838)	(50,179)	(5,516)	(32,010)	(1,424)	(8,852)	105,697	(5,122)
Interest income and other, net	5,002	23,312	—	8,419	8,373	66,911	(105,697)	6,320

Income before income taxes	706,189	436,750	47,289	744,483	343,299	935,215	(2,382,229)	830,996
Income tax provision	—	(27,537)	—	—	—	(96,803)	—	(124,340)

Net Income	706,189	409,213	47,289	744,483	343,299	838,412	(2,382,229)	706,656

Net loss attributable to noncontrolling interests	—	—	—	—	—	(467)	—	(467)

Net income attributable to Noble Corporation	$706,189	$409,213	$47,289	$744,483	$343,299	$837,945	$(2,382,229)	$706,189

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(40,060)	$23,345	$7,041	$(105,014)	$(19,420)	$636,982	$—	$502,874

Cash flows from investing activities
New construction and capital expenditures	—	(1,124,826)	—	—	—	(906,990)	—	(2,031,816)
Notes receivable from affiliates	20,000	—	—	(1,096,927)	—	200,000	876,927	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	20,000	(1,124,826)	—	(1,096,927)	—	(688,348)	876,927	(2,013,174)

Cash flows from financing activities
Increase in bank credit facilities, net	675,000	—	—	—	—	—	—	675,000
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from joint venture partners	—	—	—	—	—	481,000	—	481,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing cost on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent	(149,566)	—	—	—	—	—	—	(149,566)
Advances (to) from affiliates	(355,081)	1,119,127	27,959	114,108	19,420	(925,533)	—	—
Notes payable to affiliates	(147,500)	(17,500)	(35,000)	—	—	1,076,927	(876,927)	—

Net cash from financing activities	20,018	1,101,627	(7,041)	1,201,941	19,420	(90,132)	(876,927)	1,368,906

Net change in cash and cash equivalents	(42)	146	—	—	—	(141,498)	—	(141,394)
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$—	$292	$—	$—	$—	$191,713	$—	$192,005

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(6,194)	$(57,507)	$(3,907)	$(26,975)	$3,258	$1,372,073	$—	$1,280,748

Cash flows from investing activities
New construction and capital expenditures	—	(381,928)	—	—	—	(499,482)	—	(881,410)
Notes receivable from affiliates	—	—	—	(1,239,600)	—	(490,000)	1,729,600	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	(1,629,644)	—	—	—	—	—	—	(1,629,644)

Net cash from investing activities	(1,629,644)	(381,928)	—	(1,239,600)	—	(989,482)	1,729,600	(2,511,054)

Cash flows from financing activities
Proceeds from issuance of senior notes, net	—	—	—	1,238,074	—	—	—	1,238,074
Contributions from joint venture partners	—	—	—	—	—	35,000	—	35,000
Settlement of interest rate swaps	—	—	—	—	—	(2,041)	—	(2,041)
Distributions to parent	(422,537)							(422,537)
Advances (to) from affiliates	328,813	439,401	3,907	28,501	(3,258)	(797,364)	—	—
Notes payable to affiliates	1,729,600	—	—	—	—	—	(1,729,600)	—

Net cash from financing activities	1,635,876	439,401	3,907	1,266,575	(3,258)	(764,405)	(1,729,600)	848,496

Net change in cash and cash equivalents	38	(34)	—	—	—	(381,814)	—	(381,810)
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954		726,225

Cash and cash equivalents, end of period	$41	$234	$—	$—	$—	$344,140	$—	$344,415

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2011, and our results of operations for the three and nine months ended September 30, 2011 and 2010. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Frontier transaction and integration, contract backlog, fleet and benefits, our financial position, business strategy, backlog, completion and acceptance of our newbuild rigs, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, impact of competition, taxes and tax rates, advantages of our worldwide internal restructuring, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. At September 30, 2011, our fleet consisted of 79 mobile offshore drilling units located worldwide as follows: 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. Additionally, we have one floating production storage and offloading unit (“FPSO”). At September 30, 2011, we had 13 units under construction.
Our global fleet is currently located in the following areas: the Middle East, India, the U.S. Gulf of Mexico, Mexico, the Mediterranean, the North Sea, Brazil, West Africa and the Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook
During the third quarter of 2011, we began to see some stability in the offshore drilling market after a period of volatility, which occurred following the Deepwater Horizon incident and the U.S. governmental response to the incident. In the U.S. Gulf of Mexico, the granting of permits and publication of new safety rules has led to more stable activity levels within the industry itself, especially as it relates to the deepwater markets. This resumption of activity has led to greater investment within the Gulf of Mexico and is contributing to an improvement in dayrates for deepwater and ultra-deepwater rigs worldwide. While there are still risks, including potential third party environmental lawsuits targeting the permitting process, possible new drilling regulations, a failure of the Bureau of Ocean Energy Management Regulation and Enforcement (“BOEMRE”) to issue permits in a timely manner and the adoption by individual operators of new drilling or equipment standards exceeding those required by regulatory bodies. We believe those risks may be reduced as long as rigs continue to work without incident in the Gulf of Mexico.
The offshore drilling market displayed notable indications of improvement in the third quarter even though there continues to be uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition to the political instability in certain oil producing nations in the Middle East and North Africa, there is also uncertainty regarding recovery in the credit markets, particularly in Europe and North America. During the first nine months of 2011, oil prices fluctuated as a result of supply side concerns in response to political unrest in the Middle East and North Africa. Natural gas prices in the United States fluctuated during the first nine months of the year, but ended the period in-line with year-end 2010 pricing. We believe there continue to be competing factors which could impact the volatility in the offshore drilling market and the prices of oil and gas commodities for the foreseeable future.
Even with the instability in the global economy noted above, we have seen an increase in demand for offshore drilling services in the first nine months of 2011. While the risk of negative developments in the U.S. Gulf of Mexico could continue to have an impact on the deepwater market segment in the short-term, we believe that the long-term outlook continues to strengthen. Market dayrates for new ultra-deepwater units remain generally above $450,000, which is significantly lower than the peak rates achieved in 2007-2008, but higher than rates seen in 2010. Short-term fixtures for very high specification units have exceeded $500,000, and we believe this is an indication of where the market could be going should there continue to be a strong demand for ultra-deepwater drilling units. Although demand in the jackup segment decreased slightly during 2010, utilization rates for units stabilized in the first nine months of 2011, especially for those units equipped with standard drilling features. We continue to see differentiation in the jackup market segment with newer units having utilization rates exceeding those units that entered service before 2000. Likewise, there has been a bifurcation of dayrates between older and newer units in the jackup market with newer units earning a premium as customers display a preference for technologically advanced and efficient drilling alternatives.
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
In addition, as a result of exploration discoveries offshore Brazil, Petroleo Brasileiro S.A. (“Petrobras”), the Brazilian national oil company, announced a plan to construct up to 28 deepwater rigs in Brazil and accepted bids in 2010 to construct these units from a number of shipyards and drilling contractors. A deepwater drilling rig construction industry possessing the scope and experience to efficiently address this volume of work does not currently exist in Brazil and Noble did not participate in these bids primarily because we viewed the capital risk associated with constructing a unit in Brazil as inappropriate. Petrobras awarded the first tranche of seven drillships to a Brazilian shipyard for delivery beginning in 2015. In March 2011, Petrobras cancelled the bids for the remaining 21 newbuild units. In June 2011, Petrobras issued a new tender to build 21 ultra deepwater rigs in Brazil to operate with Petrobras under 10 to 15 year contracts with drilling operations commencing within 48 months after the contract is awarded. Petrobras opened the tenders late October 2011, receiving offers for the 21 rigs from local Brazilian and Norwegian based drillers, which Petrobras is currently reviewing. Petrobras is also reviewing offers received for existing deepwater drilling units. The potential increase in supply from the Petrobras newbuilds could also adversely impact overall industry dayrates and economics.

As of September 30, 2011, we have 12 rigs, including the deepwater semisubmersible rig Noble Max Smith under contract in Mexico with Pemex Exploracion y Produccion (“Pemex”), and seven of these rigs have contracts scheduled to expire in 2011. Pemex continues to tender for additional jackup rigs as they attempt to increase the number of working rigs. Some previous tenders published by Pemex contained a requirement that certain units must have entered service since the year 2000. While Pemex did not succeed in securing a significant number of newer rigs from those published tenders, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will be able to continue to secure long-term work with Pemex.
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petrobras regarding operations in Brazil. Under the terms of the MOU, we would substitute the drillship Noble Phoenix, then under contract with Royal Dutch Shell (“Shell”) in Southeast Asia, for the drillship Noble Muravlenko. In January 2011, Shell agreed to release the Noble Phoenix from its contract, which was effective in March 2011. During the second quarter of 2011, Petrobras formally approved the rig substitution. We expect that acceptance of the Noble Phoenix will take place in the first quarter of 2012. In connection with the cancelation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represents the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition.
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
While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our acquisition of Frontier and recent newbuild announcements further strengthen our position, especially in deepwater drilling.

Results and Strategy
In the third quarter of 2011, we recognized net income attributable to Noble-Swiss of $135 million, or $0.53 per diluted share, on total revenues of $738 million. Sequential results of key metrics are as follows:

	Three Months Ended
	September 30,	June 30,
	2011	2011
Average dayrate	$151,782	$140,296
Average utilization	76%	70%
Daily contract drilling services costs	$77,205	$80,985
Contract drilling services margin	49%	43%
We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs, and as part of this technical and operational expansion we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which would lead to increased drilling efficiencies. Our business strategy also focuses on the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, divestitures of lower specification units and the deployment of our drilling assets in important oil and gas producing areas. At September 30, 2011, we continued our newbuild strategy with the following 13 projects:
•
two dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillships, which are scheduled to be delivered in the fourth quarter of 2011 and the second quarter of 2013, respectively and complete acceptance testing in the first quarter of 2012 and the fourth quarter of 2013, respectively;

•
one dynamically positioned, ultra-deepwater, harsh environment Bully-class drillship owned through a joint venture with Shell which is scheduled to be delivered in the fourth quarter of 2011 and complete acceptance testing in the first quarter of 2012;

•
four dynamically positioned, ultra-deepwater, harsh environment drillships under construction at Hyundai Heavy Industries Co. Ltd. which are estimated to be delivered from the shipyard to begin acceptance testing as follows: the second quarter of 2013, the fourth quarter of 2013, the second quarter of 2014, and the second half of 2014, respectively; and

•
six high-specification heavy duty, harsh environment jackup rigs which are estimated to be delivered from the shipyard to begin acceptance testing as follows: first quarter of 2013, third quarter of 2013, fourth quarter of 2013, first quarter of 2014, fourth quarter of 2014 and first quarter of 2015, respectively.

Of our 13 rigs under construction as of September 30, 2011, four drillships and all six jackups are being constructed at a shipyard with a strong history of successful execution. Also, four of the drillships are contracted for five years or more, while the remaining nine rigs are being constructed without contracts.
As part of our business strategy, we continue to review our fleet and the strategic benefit of our lower specification units. As part of this process, we may dispose of some of our lower specification units, and we are considering potential options.
Acquisition of FDR Holdings Limited
On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing of approximately $1.7 billion using proceeds from our July 2010 offering of senior notes and existing cash on hand.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of September 30, 2011 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2011 (1)	2012	2013	2014	2015-2023
			(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6) (7)	$11,219	$519	$1,865	$1,665	$1,780	$5,390
Jackups/Submersibles (3)	1,619	296	750	386	184	3

Total (4)	$12,838	$815	$2,615	$2,051	$1,964	$5,393

Percent of Available Operating Days
Committed (5)		81%	53%	33%	24%	5%

(1)	Represents a three-month period beginning October 1, 2011.

(2)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships presently operating offshore Brazil for Petrobras, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2011 through 2012, which projects are designed to enhance the reliability and operational performance of these drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $266 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Jim Day and Noble Clyde Boudreaux, as well as the letter of intent for the unnamed HHI Drillship I, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 75 percent of the potential performance bonuses for these rigs, except for the Noble Clyde Boudreaux where limited bonus is expected. Our backlog for these rigs includes approximately $480 million attributable to these performance bonuses.

(3)
Our drilling contracts with Pemex for certain jackups operating offshore in Mexico are subject to price review and adjustment of the rig dayrate. Presently, the contract for one jackup has a dayrate indexed to the world average of the highest dayrates published by ODS-Petrodata. After an initial firm dayrate period, the dayrate is generally adjusted quarterly based on formulas calculated from the index. Our contract drilling services backlog has been calculated using the September 30, 2011 index-based dayrate for periods subsequent to the firm dayrate period.

(4)
a) Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. As of September 30, 2011, we had twelve rigs contracted to Pemex in Mexico, plus one additional rig scheduled to go to work for Pemex in late December 2011, and our backlog includes approximately $387 million related to such contracts at September 30, 2011.

b)
Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we do not currently anticipate any cancellations as a result of events that have occurred to date, clients may from time to time have the contractual right to do so, which is the case with the drilling contracts for the Noble Dave Beard and the Noble Paul Wolff. However, we have not received any notification concerning contract cancellations to date.

(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2011 through 2015.

(6)
It is not possible to accurately determine the impact to our revenues or backlog resulting from efforts by operators to cancel or modify drilling contracts due to U.S. government imposed restrictions and the rigorous scrutiny for issuance of new drilling permits, and other consequences of actions by the U.S. government. At September 30, 2011, backlog related to our U.S. Gulf of Mexico deepwater rigs totaled $5.5 billion, $206 million of which represents backlog for the three-month period ending December 31, 2011.

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

(7)
Noble and a subsidiary of Shell are involved in joint venture agreements to build, operate, and own both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2011, the combined amount of backlog for these rigs totaled $2.4 billion, all of which is included in our backlog. Noble’s net interest in the backlog for these rigs was $1.2 billion.

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
The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above for various factors, including, but not limited to, shipyard and maintenance projects, operational downtime, weather conditions, bonuses and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.
As of September 30, 2011, we estimate Shell and Petrobras represented approximately 63% and 22%, respectively, of our backlog.

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
As of September 30, 2011, all of our rigs operating in Nigeria were operating under temporary import permits. To date, we have been successful in obtaining new, or extending existing, temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
In 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board (“NCD Board”) to implement and monitor the law and develop regulations pursuant to the law. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law. The implementation of the law is ongoing and both the manner and timing of final implementation is uncertain. We have participated in a number of meetings with the NCD Board and are analyzing how we might reorganize our operations in Nigeria to meet these requirements, including creating third party noncontrolling interests in our operating assets. We cannot predict the impact the new law may have on our existing or future operations in Nigeria, but our operations there could be significantly and adversely affected.
Results of Operations
For the Three Months Ended September 30, 2011 and 2010
General
Net income attributable to Noble Corporation (Noble-Swiss) for the three months ended September 30, 2011 (the “Current Quarter”) was $135 million, or $0.53 per diluted share, on operating revenues of $738 million, compared to net income for the three months ended September 30, 2010 (the “Comparable Quarter”) of $86 million, or $0.34 per diluted share, on operating revenues of $613 million.
The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2011 and 2010, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended September 30, 2011 was $19 million higher than operating income for Noble-Swiss for the same period, primarily as a result of depreciation related to Swiss-owned assets and operating costs directly attributable to Noble-Swiss for stewardship related services.

Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2011 and 2010:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,			September 30,
	2011	2010	2011	2010	%Change	2011	2010	%Change
Jackups	82%	77%	3,229	3,032	6%	$89,352	$90,791	-2%
Semisubmersibles	84%	90%	1,086	1,057	3%	315,034	172,727	82%
Drillships	60%	100%	329	468	-30%	225,669	229,963	-2%
FPSO/Submersibles	0%	26%	—	64	—	—	304,000	—

Total	76%	79%	4,644	4,621	0%	$151,782	$126,581	20%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.
Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended
	September 30,		Change
	2011	2010	$	%
Operating revenues:
Contract drilling services	$704,892	$584,919	$119,973	21%
Reimbursables (1)	14,646	18,488	(3,842)	-21%
Other	8	635	(627)	-99%

	$719,546	$604,042	$115,504	19%

Operating costs and expenses:
Contract drilling services	$358,547	$315,844	$42,703	14%
Reimbursables (1)	11,362	13,696	(2,334)	-17%
Depreciation and amortization	162,837	140,199	22,638	16%
Selling, general and administrative	27,212	25,220	1,992	8%
	559,958	494,959	64,999	13%

Operating income	$159,588	$109,083	$50,505	46%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Increases in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 20 percent increase in average dayrates increased revenues by approximately $117 million, and the slight increase in operating days increased revenues by an additional $3 million.

The increase in contract drilling services revenues primarily relates to our semisubmersibles and jackups, which generated approximately $160 million and $13 million more revenue, respectively, in the Current Quarter.
The increase in semisubmersible average dayrates resulted in a $155 million increase in revenues from the Comparable Quarter while the increase in operating days of three percent resulted in an additional $5 million increase in revenues. The increase in semisubmersibles revenue is a result of drilling restrictions in the U.S. Gulf of Mexico in the Comparable Quarter, where lower standby rates replaced the standard operating dayrates for a majority of our contracts. The increase in operating days is primarily from the Noble Jim Day and the Noble Homer Ferrington, which were added to the fleet subsequent to September 30, 2010.
The six percent increase in jackup operating days resulted in an $18 million increase in revenues, which was partially offset by a decrease in jackup average dayrates of two percent which resulted in a $5 million decrease in revenues from the Comparable Quarter. The increase in utilization primarily related to rigs in Mexico that commenced contracts in the second quarter of 2011 and operated for the entire Current Quarter. The reduction in average dayrates resulted primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico for changes in market conditions in the global shallow water market.
The increases in revenue for the above rig classes were partially offset by lower revenues from our drillships and FPSO/submersibles. Revenue from our drillships decreased $33 million in the Current Quarter as compared to the Comparable Quarter. The decrease was primarily attributable to a number of rigs being in the shipyard or stacked during the Current Quarter. Revenue from our FPSO, the Noble Seillean, decreased $20 million as it did not operate in the Current Quarter.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $43 million for the Current Quarter as compared to the Comparable Quarter. In addition to the rigs added to the fleet as part of the Frontier acquisition, the Noble Jim Day was placed into service in January 2011. These additional units added approximately $15 million of operating costs in the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs increased $28 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by an $11 million increase in labor and a $10 million increase in mobilization, transportation and fuel costs related to rigs returning, or preparing to return, to work in the Current Quarter, a $4 million increase in safety and training costs and a $3 million increase in rotation costs.
The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to depreciation on the Noble Jim Day, rigs added to the fleet as part of the Frontier acquisition and additional depreciation related to other capital expenditures on our fleet since the Comparable Quarter.

Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,		Change
	2011	2010	$	%
Operating revenues:
Labor contract drilling services	$15,564	$7,887	$7,677	97%
Reimbursables (1)	2,792	689	2,103	305%

	$18,356	$8,576	$9,780	114%

Operating costs and expenses:
Labor contract drilling services	$8,053	$5,302	$2,751	52%
Reimbursables (1)	2,609	655	1,954	298%
Depreciation and amortization	3,376	3,083	293	10%
Selling, general and administrative	324	262	62	24%
	14,362	9,302	5,060	54%

Operating (loss) income	$3,994	$(726)	$4,720	* *

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. The increase in both revenue and expense primarily relates to the commencement of a refurbishment project with our customer, Shell, for one of its rigs to be operated under a labor contract in Alaska, combined with operational increases and foreign currency fluctuations in our Canadian operations.
The increase in depreciation is for additional corporate-related assets placed in service since the Comparable Quarter.
Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $2 million in the Current Quarter as compared to the Comparable Quarter. The increase relates to a $3 million increase in ongoing legal and tax expenses and a $2 million increase in employee-related and miscellaneous costs in the Current Quarter, partially offset by a $3 million decrease related to our FCPA investigation in the Comparable Quarter.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $7 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of $1.25 billion of debt issued in July 2010, which was used to partially fund the Frontier acquisition, $1.1 billion of debt issued in February 2011, which was primarily used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities, and the $715 million currently drawn on our credit facilities.
Income Tax Provision. Our income tax provision decreased $3 million in the Current Quarter primarily as a result of a lower effective tax rate of 12 percent in the Current Quarter as compared to 19 percent in the Comparable Quarter, which decreased income tax expense by approximately $12 million. The decrease in the effective tax rate was a result of certain discrete tax items totaling approximately $11 million. Partially offsetting the decrease is an increase in pre-tax earnings of approximately 43 percent, which increased income tax expense by approximately $9 million in the Current Quarter.

For the Nine Months Ended September 30, 2011 and 2010
General
Net income attributable to Noble Corporation (Noble-Swiss) for the nine months ended September 30, 2011 (the “Current Period”) was $244 million, or $0.96 per diluted share, on operating revenues of $1.9 billion, compared to net income for the nine months ended September 30, 2010 (the “Comparable Period”) of $675 million, or $2.62 per diluted share, on operating revenues of $2.2 billion.
The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2011 and 2010, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the nine months ended September 30, 2011 was $46 million higher than operating income for Noble-Swiss for the same period, primarily as a result of depreciation related to Swiss owned assets and operating costs directly attributable to Noble-Swiss for stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2011 and 2010:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,			September 30,
	2011	2010	2011	2010	%Change	2011	2010	%Change
Jackups	72%	80%	8,407	9,357	-10%	$84,084	$101,424	-17%
Semisubmersibles	80%	92%	3,042	3,010	1%	288,246	300,971	-4%
Drillships	61%	89%	1,007	897	12%	251,421	230,306	9%
FPSO/Submersibles	0%	10%	—	64	—	—	303,056	—

Total	69%	80%	12,456	13,328	-7%	$147,476	$156,142	-6%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%
Operating revenues:
Contract drilling services	$1,837,047	$2,081,075	$(244,028)	-12%
Reimbursables (1)	59,232	54,780	4,452	8%
Other	766	1,449	(683)	-47%

	$1,897,045	$2,137,304	$(240,259)	-11%

Operating costs and expenses:
Contract drilling services	$1,001,638	$845,870	$155,768	18%
Reimbursables (1)	45,408	42,191	3,217	8%
Depreciation and amortization	477,568	376,754	100,814	27%
Selling, general and administrative	72,020	70,523	1,497	2%
(Gain)/Loss on contract extinguishment	(21,202)	—	(21,202)	* *

	1,575,432	1,335,338	240,094	18%

Operating income	$321,613	$801,966	$(480,353)	-60%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues. Decreases in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by reductions in both average dayrates and operating days. The six percent decrease in average dayrates reduced revenues by approximately $108 million, and the seven percent decrease in operating days decreased revenues by an additional $136 million.
The decrease in contract drilling services revenues primarily relates to our jackups, semisubmersibles and FPSO/submersibles, which generated approximately $242 million, $29 million and $19 million less revenue, respectively, in the Current Period.
The decrease in jackup average dayrates of 17 percent resulted in a $146 million decrease in revenues from the Comparable Period. The reduction in average dayrates was primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico for changes in market conditions in the global shallow water market. The 10 percent decline in jackup operating days resulted in a $96 million decline in revenues. The decrease in utilization primarily related to rigs coming off of contract in Mexico during the first quarter of 2011, the majority of which did not return to work until the second quarter.
The decrease in semisubmersible dayrates of four percent resulted in the $38 million decrease in revenues from the Comparable Period. The decrease in semisubmersibles revenue is a result of drilling restrictions in the U.S. Gulf of Mexico where lower standby rates replaced the standard operating dayrates for a majority of our contracts during the first half of the year. These decreases were partially offset by a $9 million increase in revenues during the Current Period driven by 32 additional operating days.
Revenue from our FPSO, the Noble Seillean, decreased $19 million as it did not operate in the Current Period.

The decreases in revenue for the above rig classes were partially offset by an increase in revenue of $47 million from our drillships. The increase was primarily attributable to a nine percent increase in average dayrates and 12 percent increase in operating days, which contributed additional revenue in the Current Period of $21 million and $25 million, respectively. The increase is primarily attributable to operations from the drillships added to the fleet as part of the Frontier acquisition.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $156 million for the Current Period as compared to the Comparable Period. In addition to the rigs added to the fleet as part of the Frontier acquisition, the Noble Dave Beard and the Noble Jim Day were placed into service in March 2010 and January 2011, respectively. These additions added approximately $108 million of operating costs in the Current Period. Excluding the additional expenses related to these rigs, our contract drilling costs increased $48 million in the Current Period from the Comparable Period. This change was primarily driven by a $13 million increase in maintenance and rig-related expense, $12 million increase in mobilization costs, $8 million increase in fuel and transportation costs and $3 million increase in labor costs related to our rigs returning, or preparing to return, to work in Brazil and Mexico, $6 million increase in rotation costs and $6 million increase in safety and training costs.
The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to depreciation on newbuilds added to the fleet, the addition of the Frontier rigs and additional depreciation related to other capital expenditures on our fleet since the Comparable Period.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%
Operating revenues:
Labor contract drilling services	$43,123	$23,704	$19,419	82%
Reimbursables (1)	4,619	2,383	2,236	94%

	$47,742	$26,087	$21,655	83%

Operating costs and expenses:
Labor contract drilling services	$25,326	$16,570	$8,756	53%
Reimbursables (1)	4,389	2,268	2,121	94%
Depreciation and amortization	9,886	8,612	1,274	15%
Selling, general and administrative	863	738	125	17%

	40,464	28,188	12,276	44%

Operating (loss) income	$7,278	$(2,101)	$9,379	* *

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage
Operating Revenues and Costs and Expenses. The increase in both revenue and expense primarily relates to the initial start-up costs and commencement of a refurbishment project with our customer, Shell, for one of its rigs to be operated under a labor contract in Alaska, combined with operational increases and foreign currency fluctuations in our existing Canadian operations.
The increase in depreciation is for additional corporate-related assets placed in service since the Comparable Period.

Other Income and Expenses
Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $2 million in the Current Period as compared to the Comparable Period. The increase relates to a $5 million increase in ongoing legal and tax expenses and a $3 million increase in employee-related and miscellaneous costs in the Current Period, partially offset by a $6 million decrease related to our FCPA investigation in the Comparable Period.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $40 million in the Current Period as compared to the Comparable Period. The increase is a result of $1.25 billion of debt issued in July 2010, which was used to partially fund the Frontier acquisition, $1.1 billion of debt issued in February 2011, which was primarily used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities, and Current Period drawdowns on the credit facilities.
Income Tax Provision. Our income tax provision decreased $84 million in the Current Period primarily from a decline in pre-tax earnings of approximately 64 percent, which reduced income tax expense by approximately $81 million in the Current Period. The remaining $3 million decrease is a result of a lower effective tax rate of 15 percent in the Current Period as compared to 16 percent in the Comparable Period. The decrease in the effective tax rate was a result of certain discrete tax items totaling approximately $17 million, partially offset by a change in our geographic revenue mix primarily resulting from drilling restrictions in the U.S. Gulf of Mexico.

Liquidity and Capital Resources
Overview
Net cash from operating activities for the Current Period was $474 million, which compared to $1.3 billion in the Comparable Period. The decrease in net cash from operating activities in the Current Period was primarily attributable to a significant decline in net income coupled with an increase in accounts receivable. The increase in accounts receivable is primarily related to the increased fleet activity in 2011 and certain disputed amounts, which we believe will ultimately be collected. During the Current Period, we entered into an additional $600 million revolving credit facility, and at September 30, 2011 we had $485 million available under our credit facilities. We had working capital of $352 million and $110 million at September 30, 2011 and December 31, 2010, respectively. Primarily as a result of our $1.1 billion debt offering in February 2011 and an increase in net borrowings on our credit facilities during the Current Period of $675 million, total debt as a percentage of total debt plus equity increased to 32 percent at September 30, 2011 from 28 percent at December 31, 2010. Additionally, at September 30, 2011, we had a total contract drilling services backlog of approximately $12.8 billion. Our backlog as of September 30, 2011 reflects a commitment of 81 percent of operating days for the remainder of 2011 and 53 percent for 2012. See additional information regarding our backlog at “Contract Drilling Services Backlog.”
Our principal capital resource in the Current Period was cash generated from our $1.1 billion senior notes offering, net borrowings under our bank credit facilities of $675 million and net cash from operating activities of $474 million.
Our currently anticipated cash flow needs include the following:
•	normal recurring operating expenses;

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	discretionary capital expenditures, including various capital upgrades; and

•	payments of return of capital in the form of a reduction of par value of our shares (in lieu of dividends).
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand and borrowings under our existing bank credit facilities. However, given the level of expenditures we expect to incur through the end of 2012, a significant portion of which relates to our newbuild program, we may require capital in excess of the amount provided through these sources. Subject to market and other conditions, we may raise such additional capital in a number of ways, including accessing capital markets, obtaining additional lines of credit or disposing of assets. We also retain the flexibility to delay or cancel certain discretionary capital expenditures as necessary.
Capital Expenditures
Our primary liquidity requirement during 2011 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $2.0 billion and $886 million for the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures for 2010 do not include the fair value of assets acquired as part of the Frontier acquisition.

At September 30, 2011, we had 13 rigs under construction, and capital expenditures for new construction during the first nine months of 2011 totaled $1.3 billion, as follows (in millions):

Rig type/name
Wholly-owned drillships
Globetrotter class
Noble Globetrotter I	$176.2
Noble Globetrotter II	78.3

Gusto P10,000
HHI Drillship I	161.1
HHI Drillship II	161.5
HHI Drillship III	161.6
HHI Drillship IV	50.0

Joint venture owned drillships
GustoMSC Bully PRD 12,000
Noble Bully I	149.4
Noble Bully II	114.1

Wholly-owned jackups
F&G JU-3000N
Noble Jackup I	43.5
Noble Jackup II	2.4
Noble Jackup III	45.1
Noble Jackup IV	44.4
Noble Jackup V	44.4
Noble Jackup VI	44.4

Other recently completed newbuilds	4.2

Total Newbuild Capital Expenditures	$1,280.6

In addition to the newbuild expenditures noted above, capital expenditures during 2011 consisted of:
•	$463 million for major projects, including $130 million to upgrade two drillships currently operating in Brazil;
•	$156 million for other capitalized expenditures, including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and
•	$88 million in capitalized interest.
Our total capital expenditure estimate for 2011 is approximately $2.7 billion. In connection with our 2011 and future capital expenditure programs, as of September 30, 2011, we had outstanding commitments, including shipyard and purchase commitments, for approximately $3.4 billion, of which $1.1 billion is anticipated to be spent within the next twelve months. Our remaining 2011 capital expenditure budget and our 2012 capital expenditures will generally be spent at our discretion. We may accelerate or delay capital projects as needed.
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

Share Repurchases and Dividends
At September 30, 2011, 6.8 million registered shares remained available under the existing Board authorization for our share repurchase program. No shares have been repurchased under this authorization during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we acquired approximately 0.3 million shares surrendered by employees for taxes payable upon the vesting of restricted stock and exercises of options for $10 million. Future repurchases by Noble-Swiss will be subject to the requirements of Swiss law, including the requirement that Noble-Swiss and its subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available.
In April 2011, our shareholders approved the payment of a return of capital through a reduction of the par value of our shares in a total amount equal to 0.52 CHF per share to be paid in four equal installments scheduled for August 2011, November 2011, February 2012 and May 2012. The payments will be made in U.S. Dollars based on the CHF/USD exchange rate available approximately two business days prior to the payment date. Although the amount of the return of capital, expressed in Swiss francs, is fixed, the amount of the payment in U.S. Dollars will fluctuate based on the exchange rate. The exchange rate as published by the Swiss National Bank on October 28, 2011 was 0.8625 CHF/1.0 USD. These returns of capital will require us to make total cash payments of approximately $38  million during the remainder of 2011 (based on the exchange rate on October 28, 2011).
Our most recent quarterly payment to shareholders in the form of a capital reduction, which was paid on August 18, 2011 to holders of record on August 8, 2011, was 0.13 CHF per share, or an aggregate of approximately $42 million. The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value or additional paid-in capital reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.
Credit Facilities and Long-Term Debt
We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. One credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. We were in compliance with all covenants as of September 30, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At September 30, 2011, we had borrowings of $715 million outstanding and no letters of credit outstanding under the Credit Facilities. We believe that we maintain good relationships with our lenders under the Credit Facilities, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facilities.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2011, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2011, expect to remain in compliance during the year.
At September 30, 2011, we had letters of credit of $74 million and performance and tax assessment bonds totaling $295 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our long-term debt, including current maturities, was $3.8 billion at September 30, 2011 as compared to $2.8 billion at December 31, 2010. The increase in debt is a result of the issuance of $1.1 billion aggregate principal amount of senior notes and $675 million of additional net borrowings on our Credit Facilities, partially offset by the repayment of $693 million in joint venture credit facilities. For additional information on our long-term debt, see Note 8 to our consolidated financial statements.
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

In May 2011, the FASB issued guidance that modified the wording used to describe many of the requirements in accounting literature for measuring fair value and for disclosing information about fair value measurements. The goal of the amendment is to create consistency between the United States and international accounting standards. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance is not expected to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In June 2011, the FASB issued guidance that allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment no longer allows an entity to show changes to other comprehensive income solely through the statement of equity. For publicly traded entities, the guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance is not expected to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At September 30, 2011, we had $715 million outstanding under the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of one percent would increase our interest charges by approximately $7 million per year.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $3.4 billion and $2.9 billion at September 30, 2011 and December 31, 2010, respectively. The increase was primarily a result of our issuance of $1.1 billion in debt in February 2011 and $675 million of additional net borrowings on the Credit Facilities, partially offset by the repayment of $693 million in joint venture credit facilities coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.
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
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2011 represent approximately 43 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $71 million at September 30, 2011. Total unrealized losses related to these forward contracts were $6 million as of September 30, 2011 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $7 million.
We entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship was constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction was denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of September 30, 2011, all amounts related to the forward contracts have settled. We accounted for the forward contracts as fair value hedges, and their fair market value was included in “Other current assets/liabilities” in the Consolidated Balance Sheets. No gain or loss was recognized in the income statement for the three and nine months ended September 30, 2011 or 2010.

Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At September 30, 2011, our liability under the Restoration Plan totaled $5 million. We previously purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $4 million at September 30, 2011. A 10 percent change in the fair value of the phantom investments would change our liability by approximately $0.4 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.
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
David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and Dennis J. Lubojacky, Principal Financial Officer and Principal Accounting Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of September 30, 2011. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2011. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.
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
We generally identify the operational hazards for which we will procure insurance coverage based on the likelihood of loss, the potential magnitude of loss, the cost of coverage, the requirements of our customer contracts and applicable legal requirements. We do not procure insurance coverage for all of the potential risks and hazards we may face. Furthermore, no assurance can be given that we will be able to obtain insurance against all of the risks and hazards we face or that we will be able to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable.
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
In addition, the damage sustained to offshore oil and gas assets as a result of hurricanes in recent years caused the insurance market for U.S. named windstorm perils to deteriorate significantly. Consequently, we currently self-insure U.S. named windstorm coverage for our units deployed in the U.S. Gulf of Mexico. If one or more future significant weather-related events occur in the Gulf of Mexico, or in any other geographic area in which we operate, we may experience increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.
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
As a result of our significant cash flow needs, we may be required to incur additional indebtedness, or delay or cancel discretionary capital expenditures.
Our currently anticipated cash flow needs include the following:
•	normal recurring operating expenses;
•	committed capital expenditures, including expenditures for newbuild projects currently underway;
•	discretionary capital expenditures, including various capital upgrades; and
•	payments of return of capital in the form of a reduction of par value of our shares (in lieu of dividends).
In order to fund our capital expenditures, we may need funding beyond the amount available to us from cash generated by our operations, cash on hand and borrowings under our existing bank credit facilities. We may raise such additional capital in a number of ways, including accessing capital markets, obtaining additional lines of credit or disposing of assets. However, we can provide no assurance that any of these options will be available to us on terms acceptable to us or at all.
Our ability to obtain financing or to access the capital markets may be limited by our financial condition at the time of any such financing and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and uncertainties that are beyond our control. Even if we are successful in obtaining additional capital through debt financings, incurring additional indebtedness may significantly increase our interest expense and may reduce our flexibility to respond to changing business and economic conditions or to fund working capital needs, because we will require additional funds to service our outstanding indebtedness.
If we fail to obtain the capital necessary to fund our capital expenditures, we may delay or cancel discretionary capital expenditures, which could have certain adverse consequences including delaying upgrades or equipment purchases that could make the affected rigs less competitive and negatively affect our ability to contract such rigs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs(1)	or Programs(1)
July 2011	17,429	$36.89	(2)	—	6,769,891
August 2011	728	$31.23	(2)	—	6,769,891
September 2011	—	$0		—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.

Item 6.	Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams David W. Williams	November 2, 2011 Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis. J. Lubojacky Dennis J. Lubojacky
(Principal Financial Officer and Principal Accounting Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams David W. Williams	November 2, 2011 Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis J. Lubojacky Dennis J. Lubojacky
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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

31.1		Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2		Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Swiss and Noble-Cayman.

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2	+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and Noble-Cayman.

101	+	Interactive Data File

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.