Form 10-K
period 2011-12-31
NOBLE CORP; Noble Corp / Switzerland
filed 2012-02-27
CIK 1169055, 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-53604
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0619597 (I.R.S. employer identification number)
Dorfstrasse 19A, Baar, Switzerland 6340
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares, Par Value 3.28 CHF per Share	New York Stock Exchange
Commission file number: 001-31306
NOBLE CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0366361 (I.R.S. employer identification number)
Suite 3D Landmark Square, 64 Earth Close, P.O. Box 31327
George Town, Grand Cayman, Cayman Islands KY1-1206
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (345) 938-0293
Securities registered pursuant to Sections 12(b) and 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Noble-Swiss: Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Noble-Cayman: Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, the aggregate market value of the registered shares of Noble Corporation (Switzerland) held by non-affiliates of the registrant was $9.8 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares outstanding and trading at February 13, 2012: Noble Corporation (Switzerland) — 252,170,859
Number of shares outstanding: Noble Corporation (Cayman Islands) — 261,245,693
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement for the 2012 annual general meeting of the shareholders of Noble Corporation (Switzerland) will be incorporated by reference into Part III of this Form 10-K.
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

PAGE
PART I

Item 1. Business	2

Item 1A. Risk Factors	9

Item 1B. Unresolved Staff Comments	18

Item 2. Properties	18

Item 3. Legal Proceedings	22

Item 4. Mine Safety Disclosures	22

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6. Selected Financial Data	26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	46

Item 8. Financial Statements and Supplementary Data	49

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	106

Item 9A. Controls and Procedures	106

Item 9B. Other Information	107

PART III

Item 10. Directors, Executive Officers and Corporate Governance	107

Item 11. Executive Compensation	108

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109

Item 13. Certain Relationships and Related Transactions and Director Independence	109

Item 14. Principal Accounting Fees and Services	109

PART IV

Item 15. Exhibits, Financial Statement Schedules	109

SIGNATURES	110

Exhibit 3.1
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
General
Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units and one floating production storage and offloading unit (“FPSO”) located worldwide. Our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. Our fleet includes 11 units under construction as follows:
•	five dynamically positioned, ultra-deepwater, harsh environment drillships, and
•	six high-specification heavy-duty, harsh environment jackup rigs.
For additional information on the specifications of the fleet, see “Item 2. Properties. - Drilling Fleet.” As of February 15, 2012, approximately 84 percent of our fleet was located outside the United States in the following areas: Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India and the Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Business Strategy
Our goal is to be the preferred offshore drilling contractor for the oil and gas industry based upon the following overriding principles:
•	operate in a manner that provides a safe working environment for our employees while protecting the environment and our assets;
•	provide an attractive investment vehicle for our shareholders; and
•	deliver exceptional customer service through a large, diverse and technically advanced fleet operated by competent personnel.
We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational enhancement, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability and increase our operational efficiencies.
Our business strategy also focuses on the active expansion of our worldwide deepwater capabilities through upgrades and modifications, acquisitions and divestitures of drilling units, as well as the deployment of our drilling assets in important oil and gas producing areas.
During 2011, we continued our newbuild program with the following projects:
•
we completed construction on the Noble Bully I, a dynamically positioned, ultra-deepwater, harsh environment drillship, owned through a joint venture with a subsidiary of Royal Dutch Shell plc. (“Shell”) that left the shipyard during the third quarter of 2011 and is scheduled to complete acceptance testing and begin operations under a long-term contract in the U.S. Gulf of Mexico during the first quarter of 2012;

•
we completed construction on the Noble Bully II, a dynamically positioned, ultra-deepwater, harsh environment drillship, owned through a joint venture with a subsidiary of Shell, that left the shipyard during the fourth quarter of 2011 and is scheduled to complete acceptance testing and begin operations under a long-term contract in Brazil during the first quarter of 2012;

•
we completed construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship that left the shipyard during the fourth quarter of 2011 and is scheduled to complete acceptance testing and begin operations under a long-term contract in the U.S. Gulf of Mexico in the second quarter of 2012;

•
we continued construction on a second dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013;

•
we began construction on four dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd. (“HHI”), which are estimated to be delivered from the shipyard to begin acceptance testing beginning in the second quarter of 2013; and

•
we began construction on six high-specification heavy duty, harsh environment jackup rigs, which are estimated to be delivered from the shipyard to begin acceptance testing beginning in the first quarter of 2013.

Capital expenditures, including expenditures related to items noted above, totaled $2.6 billion during 2011.
In addition, as part of our business strategy, we continue to review our fleet and the strategic benefits of each of our units. As part of this process, we may dispose of some or all of our lower specification units and related assets and operations in one or more transactions. These dispositions may include sales of assets to third parties, a spin-off or other distribution or separation of assets. In analyzing any disposition, we will consider the strategic benefit to us of the potential transaction while seeking to secure what we consider appropriate value. To date, no potential disposition has provided the results we seek. The drilling market for lower specification units has recently improved, and we have experienced increased utilization and dayrates for these assets in certain areas. Thus, while we continue to evaluate disposition options, we believe these units should provide a positive contribution to our overall results under current market conditions. We can provide no assurance as to whether any disposition transaction will occur or what form it may take.
Demand for our services is a function of the worldwide supply of mobile offshore drilling units. Industry analysts widely acknowledge that a significant expansion of industry supply of both jackups and ultra-deepwater units has commenced, the majority of which currently have no contract. The introduction of non-contracted rigs into the marketplace will increase the supply of rigs which compete for drilling service contracts, which could negatively impact the dayrates we are able to achieve. Our strategy on newbuild construction has generally been to expand our drilling fleet in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. However, in response to the addition of a significant number of new, technologically advanced units in the global fleet and changes in customer requirements and preferences, we believe that in order to maintain long-term competitiveness, it has become both necessary and desirable for us to engage in building speculative highly advanced jackups and floating units. Of the units we currently have under construction, three of the ultra-deepwater drillships and all six of the heavy-duty, harsh environment jackups are being constructed without customer contracts. We will attempt to secure contracts for these units prior to their completion. We may continue speculative building, even in the absence of contracts for our units already under construction.
As part of our strategy, we intend to participate in the consolidation of the offshore drilling industry where we believe we can create shareholder value. From time to time, we evaluate individual rig transactions and business combinations with other parties, and we will continue to consider business opportunities that promote our growth strategy and optimize shareholder value.
In previous years, the drilling industry has experienced significant increases in dayrates for drilling services in most markets, higher demand for drilling equipment, and shortages of personnel. This environment drove operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. While the recent global financial turmoil and governmental actions following the events of the Deepwater Horizon in April 2010 created uncertainty in our industry, we believe the current market offers limited supply and high demand for drilling units and qualified labor.
In recognition of the importance of our offshore operations personnel in achieving a safety record that has historically outperformed the offshore drilling industry sector and to retain such personnel, we have implemented a number of key operations personnel retention programs. We believe these programs are necessary to complement our other short and long-term incentive programs to attract and retain the skilled personnel we need to maintain safe and efficient operations.

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
The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases without requiring an early termination payment to us. Our drilling contracts with Petróleos Mexicanos (“Pemex”) in Mexico, for example, allow early cancellation with 30 days or less notice to us without Pemex making an early termination payment.
Generally, our contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another. When market conditions require us to assume these costs, our operating margins are reduced accordingly. We cannot predict our ability to recover these costs in the future. For shorter moves, such as “field moves,” our customers have generally agreed to assume the costs of moving the unit by paying us a reduced dayrate or “move rate” while the unit is being moved.
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

Offshore Drilling Operations
Contract Drilling Services
We conduct offshore contract drilling operations, which accounted for over 98 percent of our operating revenues for the years ended December 31, 2011, 2010 and 2009. We conduct our contract drilling operations principally in the U.S. Gulf of Mexico, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India and the Asian Pacific. Revenues from Shell and its affiliates accounted for approximately 24 percent of our total operating revenues in 2011 and 12 percent of our total operating revenues in each of 2010 and 2009. Revenues from Petróleo Brasileiro S.A. (“Petrobras”) accounted for approximately 18 percent and 19 percent of our total operating revenues in 2011 and 2010, respectively. Petrobras did not account for more than 10 percent of our total operating revenues in 2009. Revenues from Pemex accounted for approximately 15 percent, 20 percent and 23 percent of our total operating revenues in 2011, 2010 and 2009, respectively. No other single customer accounted for more than 10 percent of our total operating revenues in 2011, 2010 or 2009.
Labor Contracts
We perform services for drilling and workover activities covering two rigs off the east coast of Canada, which extends through January 2013. We do not own or lease these rigs. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from a drilling platform owned by the operator.
During 2011, we commenced a refurbishment project with our customer, Shell, for one of its rigs. Under the contract, we provide the management and oversight of the project, as well as the personnel necessary to complete the refurbishment. Upon completion of the project, we anticipate operating the rig under a management agreement.
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
We compete on a worldwide basis, but competition may vary by region at any particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas and by political considerations and policies.
In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. We cannot assure that any such shortages experienced in the past will not happen again in the future.
Governmental Regulations and Environmental Matters
Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Our contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, the reduction of greenhouse gas emissions to address climate change, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”), may continue to contribute to oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by oil and gas companies and their need for drilling services and likely will continue to do so.

The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Many of the countries in whose waters we operate from time to time regulate the discharge of oil and other contaminants in connection with drilling operations. Failure to comply with these laws and regulations, or failure to obtain or comply with permits, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. We have made, and will continue to make, expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply, and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry. However, our business and prospects could be adversely affected by regulatory activity that prohibits or restricts our customers’ exploration and production activities, results in reduced demand for our services or imposes environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.
The following is a summary of some of the existing laws and regulations which apply to our operations in the U.S. Gulf of Mexico to serve as an example of the various laws and regulations to which we are subject. While laws vary widely in each jurisdiction, each of the laws and regulations below address environmental issues similar to those in most of the other jurisdictions in which we operate.
Spills and Releases. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and similar state laws and regulations, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” and “operator” of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” However, we have to date not received any notification that we are, or may be, potentially responsible for cleanup costs under CERCLA.
In addition, the U.S. government has indicated that before any recipient of a deepwater drilling permit may resume drilling, (i) the operator must demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) the chief executive officer of the operator seeking to perform deepwater drilling must certify that the operator has complied with all applicable regulations and (iii) the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) will conduct inspections of such deepwater drilling operation for compliance with the applicable regulations. We cannot predict when the applicable government agency will determine that any deepwater driller is in compliance with the new regulations. Further, the BSEE and its predecessor agency have issued regulations on the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits. BSEE’s predecessor agency also proposed to further strengthen these regulations in September 2011.
The Oil Pollution Act. The U.S. Oil Pollution Act of 1990 (“OPA”) and similar regulations impose certain operational requirements on offshore rigs operating in the U.S. Gulf of Mexico and govern liability for leaks, spills and blowouts involving pollutants. The OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities of $350 million, while the liability limit for offshore facilities is equal to all removal costs plus up to $75 million in other damages. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.

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
Waste Handling. The U.S. Resource Conservation and Recovery Act (“RCRA”), and similar state and local laws and regulations govern the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. RCRA specifically excludes from the definition of hazardous waste drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil and natural gas. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements as our operations generate minimal quantities of hazardous wastes. However, these wastes may be regulated by the United States Environmental Protection Agency (“EPA”) or state agencies as solid waste. In addition, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated under RCRA as hazardous waste. We do not believe the current costs of managing our wastes, as they are presently classified, to be significant. However, a petition is currently before the EPA to revoke the oil and natural gas exploration and production exemption. Any repeal or modification of this or similar exemption in similar state statutes, would increase the volume of hazardous waste we are required to manage and dispose of, and would cause us, as well as our competitors, to incur increased operating expenses with respect to our U.S. operations.
Water Discharges. The U.S. Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and similar state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water. We do not anticipate that compliance with these laws will cause a material impact on our operations or financial condition.
Air Emissions. The U.S. Federal Clean Air Act and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and natural gas operations. New facilities may be required to obtain permits before operations can commence, and existing facilities may be required to obtain additional permits, and incur capital costs, in order to remain in compliance. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. In general, we believe that compliance with the Clean Air Act and similar state laws and regulations will not have a material impact on our operations or financial condition.
Climate Change. There is increasing attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. On September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule (“Reporting Rule”). The Reporting Rule establishes a comprehensive plan requiring operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHG’s to inventory and report their GHG emissions annually on a facility-by-facility basis. In addition, on December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key GHG’s in the atmosphere threaten public health and welfare. The EPA and the National Highway Traffic Safety Administration subsequently developed GHG standards for motor vehicles, the effect of which could reduce demand for motor fuels refined from crude oil. Finally, the EPA and most states have begun to regulate GHG emissions under the Clean Air Act Prevention of Significant Deterioration (“PSD”) program, which requires the use of “best available control technology” for GHG emissions from new and modified major stationary sources, which can sometimes include drillships. EPA regulations known as the “Tailoring Rule” also require the PSD program to address GHG emissions from relatively smaller stationary sources in the future.

Further, proposed legislation has been introduced in Congress that would establish an economy-wide cap on emissions of GHG’s in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHG’s. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on all countries that had ratified it. International discussions have been underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2012. While it is not possible at this time to predict how new treaties and legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.
Safety. The U.S. Occupational Safety and Health Act (“OSHA”) and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. We believe that we are in substantial compliance with these requirements and with other applicable OSHA requirements.
Insurance and Indemnification Matters
Our operations are subject to many hazards inherent in the drilling business, including blowouts, fires and collisions or groundings of offshore equipment, and damage or loss from adverse weather and sea conditions. These hazards could cause personal injury or loss of life, loss of revenues, pollution and other environmental damage, damage to or destruction of property and equipment and oil and natural gas producing formations, and could result in claims by employees, customers or third parties.
Our drilling contracts provide for varying levels of indemnification from our customers and in most cases also require us to indemnify our customers for certain losses. Under our drilling contracts, liability with respect to personnel and property is typically assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, irrespective of the fault or negligence of the party indemnified. In addition, our customers may indemnify us in certain instances for damage to our down-hole equipment and, in some cases, our subsea equipment.
Our customers typically assume responsibility for and indemnify us from loss or liability resulting from pollution or contamination, including third-party damages and clean-up and removal, arising from operations under the contract and originating below the surface of the water. We are generally responsible for pollution originating above the surface of the water and emanating from our drilling units. Additionally, our customers typically indemnify us for liabilities incurred as a result of a blow-out or cratering of the well and underground reservoir loss or damage.
In addition to the contractual indemnities described above, we also carry protection and indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our insurance policy does not exclude losses resulting from our gross negligence or willful misconduct. Our P&I insurance program is renewed annually and currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.
Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read “We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all of the risks and hazards we face” included in Item 1A of this Annual Report on Form 10-K.
The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the time of preparation of this report and is general in nature. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and enforcement of those provisions may be limited by public policy and other considerations.

Employees
At December 31, 2011, we had approximately 5,300 employees, excluding approximately 2,000 persons engaged through labor contractors or agencies. Approximately 77 percent of our employees were engaged in operations outside of the U.S. We are not a party to any collective bargaining agreements that are material, and we consider our employee relations to be satisfactory.
Financial Information About Segments and Geographic Areas
Information regarding our revenues from external customers, segment profit or loss and total assets attributable to each segment for the last three fiscal years is presented in “Part II Item 8. Financial Statements and Supplementary Data, Note 17 — Segment and Related Information.”
Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in “Part II Item 8. Financial Statements and Supplementary Data, Note 17 — Segment and Related Information.”
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 are available free of charge at our website at http://www.noblecorp.com. These filings are also available to the public at the U.S. Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC’s website at http://www.sec.gov.
You may also find information related to our corporate governance, board committees and company code of ethics (and any amendments or waivers of compliance) at our website. Among the documents you can find there are the following:
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
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity. However, higher prices do not necessarily translate into increased drilling activity since our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
•	laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change;

•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism;
•	worldwide demand for oil and gas, which is impacted by changes in the rate of economic growth in the global economy;
•	the ability of OPEC to set and maintain production levels and pricing;
•	the level of production in non-OPEC countries;
•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations;
•	the cost of exploring for, developing, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	adverse weather conditions (such as hurricanes and monsoons) and seas;
•	the development and exploitation of alternative fuels;
•	tax laws, regulations and policies;
•	advances in exploration, development and production technology; and
•	the availability of, and access to, suitable locations from which our customers can produce hydrocarbons.
Demand for our drilling services may decrease due to events beyond our control and some of our customers could seek to cancel, terminate or renegotiate their contracts.
Our business could be impacted by events beyond our control including changes in our customers’ drilling programs or budgets or their liquidity (including access to capital), changes in, or prolonged reductions of, prices for oil and gas, or shifts in the relative strength of various geographic drilling markets brought on by economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services. In addition, our customers may cancel drilling contracts or letter agreements or letters of intent for drilling contracts, or exercise early termination rights found in some of our drilling contracts or available under local law, for a variety of reasons, many of which are beyond our control. Depending upon market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. If the level of demand for our drilling services or conditions in the offshore contract drilling industry decline, our financial position, results of operations and cash flows could be adversely affected.
We may not be able to renew or replace expiring contracts.
We have a number of contracts that will expire in 2012 and 2013. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be below, perhaps substantially below, the existing dayrates, which could have a material adverse effect on our results of operations and cash flows.
Our global operations involve additional risks.
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:
•	terrorist acts, war, revolution and civil disturbances;
•	seizure, nationalization or expropriation of property or equipment;
•	monetary policies, government debt downgrades and potential defaults, and foreign currency fluctuations and devaluations;
•	the inability to repatriate income or capital;
•	complications associated with repairing and replacing equipment in remote locations;
•	piracy;
•	import-export quotas, wage and price controls, imposition of trade barriers and other forms of government regulation and economic conditions that are beyond our control;
•	regulatory or financial requirements to comply with foreign bureaucratic actions; and
•	changing taxation policies.

Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•	the importing, exporting, equipping and operation of drilling units;
•	repatriation of foreign earnings;
•	currency exchange controls;
•	oil and gas exploration and development;
•	taxation of offshore earnings and earnings of expatriate personnel; and
•	use and compensation of local employees and suppliers by foreign contractors.
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. For example, as of December 31, 2011, all three of our rigs operating in Nigeria were operating under temporary import permits and the Department of Petroleum Resources had not yet issued our Nigerian subsidiary a permit to operate as an oil industry service company or licenses to operate the three rigs for year 2012. It is customary in Nigeria that permits and licenses are issued well into the year to which they pertain and, to date, we have been successful in obtaining new, or extending existing, temporary import permits and other permits and licenses. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there. For additional information regarding our completed internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part II Item 8. Financial Statements and Supplementary Data, Note 16 — Commitments and Contingencies.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.
In April 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for asset ownership and the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board to implement and monitor the law and develop regulations pursuant to the law. The Nigerian Content Development and Monitoring Board has indicated that it will require all non-Nigerian offshore drilling companies to reorganize their local operations to include Nigerian indigenous minority interests in the operating assets and to obtain the approval of the Nigerian Content Development and Monitoring Board for future work in Nigeria. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law, and requires that one percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We are monitoring closely the implementation of the law and are reviewing our structural and strategic alternatives and the associated cost. We cannot predict what impact the new law will have on the drilling industry and our existing or future operations in Nigeria, but the effect on our operations and profitability in the region could be material.
The Nigerian Maritime Administration and Safety Agency (“NIMASA”) is seeking to collect a two percent surcharge on contract amounts under contracts performed by “vessels”, within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws to our offshore drilling units by considering these units to be “vessels”. Following a series of suits, the Federal High Court of Lagos, Nigeria has issued a favorable ruling in response to our originating summons stating that our drilling operations do not fall within the cabotage laws and that our drilling rigs are not “vessels” for purposes of those laws. The court also issued an injunction against NIMASA prohibiting their interference with our drilling rigs or drilling operations. NIMASA has appealed the court’s ruling. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute “vessels” within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance. For additional information regarding these actions relating to the application of the cabotage laws, see “Part II, Item 8. Financial Statements and Supplementary Data, Note 16— Commitments and Contingencies.”

NIMASA had previously informed the Nigerian Content Division of its position that we were not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had previously barred us from participating in tenders for new projects as a result of NIMASA’s allegations, but we are currently able to participate based on the court’s ruling in our favor. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.
In addition, other governmental actions, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.
The U.S. government’s regulations and permitting process could continue to have a prolonged and material adverse impact on our U.S. Gulf of Mexico operations.
Subsequent to the April 2010 fire and explosion on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, U.S. governmental authorities implemented a moratorium on and suspension of specified types of drilling activities in the U.S. Gulf of Mexico. In October 2010, the U.S. government lifted the moratorium following adoption of new regulations including a drilling safety rule and a workplace safety rule, each of which imposed multiple obligations relating to offshore drilling operations. These obligations relate to, among other things; additional certifications and verifications relating to compliance with applicable regulations, compatibility of blowout preventers with drilling rigs and well design, third-party inspections and design review of blowout preventers, testing of casing installations, minimum requirements for personnel operating blowout preventers and training in deepwater well control. BSEE’s predecessor agency also proposed to further strengthen these regulations in September 2011. Although the BOEM and the BSEE (and their predecessor agency) began issuing new deepwater drilling well permits in mid-2011, there has been a delay in receiving permits and the new regulatory requirements have resulted in delays in the resumption of drilling-related activities, and we anticipate that there will continue to be such delays as these various requirements are fully implemented. Such delays could be exacerbated by potential third party environmental lawsuits targeting the permitting process and the new drilling regulations.
The U.S. government has mandated that before beginning a well in the U.S. Gulf of Mexico an operator must: (i) demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) have the chief executive officer of the operator seeking to perform deepwater drilling certify that the operator has complied with all applicable regulations and (iii) allow BSEE to conduct inspections of such deepwater drilling operation for compliance with the applicable regulations. During the first half of 2011, our customers and other operators struggled to implement these new regulations, which resulted in increased downtime and decreased rates for a number of our contracted units. While it appears that operators have become accustomed to these new regulations, we cannot predict whether the permitting will continue at the current rate in the future.
Our existing U.S. Gulf of Mexico operations have been negatively impacted by the events, governmental actions and the related industry response described above. U.S. governmental restrictions and regulations have, and may continue to result in, increased expense and downtime of our operations in the U.S. Gulf of Mexico as additional maintenance and redundancy measures are required. Additionally, increased costs for our customers’ operations, along with permitting delays, could negatively affect the economics of currently planned or future exploration and development activity, and result in a reduction in demand for our services.
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
Worldwide instability in the financial and credit sectors could reduce the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to another global economic recession. A slowdown in economic activity caused by a worldwide recession, combined with lower prices for oil and gas, would reduce worldwide demand for energy and demand for drilling services. If demand for drilling services declines again, we could experience a decline in dayrates for new contracts and a slowing in the pace of new contract activity. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices or material impairment of our customers’ cash flow or liquidity, including their access to capital, could result in lower levels of exploration, development and production activity. Lower levels of exploration activity could result in a corresponding decline in the demand for our drilling services, which could have a material adverse effect on our financial position, results of operations and cash flows. The financial situation may also adversely affect the ability of shipyards to meet scheduled deliveries of our newbuilds and our ability to renew our fleet through new vessel construction projects and conversion projects.
We are substantially dependent on several of our customers including Shell, Petrobras and Pemex, and the loss of these customers could have a material adverse effect on our financial condition and results of operations.
We estimate Shell, Petrobras and Pemex represented approximately 63 percent, 20 percent and 5 percent, respectively, of our backlog at December 31, 2011 and revenues from Shell, Petrobras and Pemex accounted for approximately 24 percent, 18 percent and 15 percent of our total operating revenue for the year ended December 31, 2011. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.
Construction, conversion or upgrades of rigs are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.
We currently have multiple new construction projects and conversion projects underway and we may undertake additional projects in the future. In addition, we make significant upgrade, refurbishment and repair expenditures to our fleet from time to time, particularly as our rigs become older. Some of these expenditures are unplanned. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;
•	work stoppages and labor disputes;
•	unscheduled delays in the delivery of ordered materials and equipment;
•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;
•	weather interferences;
•	difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;
•	design and engineering problems;
•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;
•	unanticipated actual or purported change orders;
•	client acceptance delays;
•	disputes with shipyards and suppliers;
•	delays in, or inability to obtain, access to funding;
•	shipyard availability, failures and difficulties, including as a result of financial problems of shipyards or their subcontractors; and
•	failure or delay of third-party equipment vendors or service providers.
The failure to complete a rig upgrade or new construction on time, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.

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
Any additional investigation by these or other agencies could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any additional investigations could be expensive and consume significant time and attention of our senior management. For instance, in February 2012, the SEC charged one current and two former employees of ours with violating the FCPA in connection with the events that were the subject of the internal investigations we began in 2007, as described above. We do not believe that the SEC pleadings against these individuals introduce material facts that were not addressed in our internal investigation, which we resolved with the SEC and the DOJ in November 2010. We are not a party to the SEC proceedings against these individuals, and we do not believe the charges against the individuals will result in fines, sanctions or civil or criminal penalties against us. However, these actions may consume the attention of management and damage our reputation.
Possible changes in tax laws could affect us and our shareholders.
We are a Swiss company and operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in Switzerland, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated.
Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these laws, treaties or regulations change or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.
In addition, the manner in which our shareholders are taxed on distributions on, and dispositions of, our shares could be affected by changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in Switzerland, the U.S. or other jurisdictions in which our shareholders are resident. Any such changes could result in increased taxes for our shareholders and affect the trading price of our shares.

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
The increase in supply created by the number of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the supply attributable to newbuild rigs, especially those being built on speculation, could cause a reduction in future dayrates. We are experiencing competition from newbuild jackups that are scheduled to enter the market in 2012 and beyond. The entry of these newbuild jackups into the market may result in lower dayrates for jackups than currently expected. Similarly, there are a number of deepwater newbuilds that are scheduled to enter the market over the next several years, which could also adversely affect the dayrates for these units.
As a result of our significant cash flow needs, we may be required to incur additional indebtedness, or delay or cancel discretionary capital expenditures.
Our currently anticipated cash flow needs may include the following:
•	committed capital expenditures, including expenditures for newbuild projects currently underway;
•	normal recurring operating expenses;
•	discretionary capital expenditures, including various capital upgrades;
•	potential newbuild projects and acquisitions; and
•	payments of dividends.
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

We may delay or cancel discretionary capital expenditures, which could have certain adverse consequences including delaying upgrades or equipment purchases that could make the affected rigs less competitive, adversely affect customer relationships and negatively impact our ability to contract such rigs.
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
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows.

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
Forward-Looking Statements
This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Frontier transaction and integration, contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, backlog, completion and acceptance of our newbuild rigs, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These factors include those described in “Risk Factors” above, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.

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
Semisubmersibles
Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system and can drill in many areas where jackups cannot drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Certain of our semisubmersibles are capable of drilling in water depths of up to 12,000 feet. Semisubmersibles are more expensive to construct and operate than jackups.
The semisubmersible fleet consists of 14 units, including:
•	five Noble EVA-4000™ semisubmersibles;
•	three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles;
•	two Pentagone 85 semisubmersibles;
•	two Bingo 9000 design unit submersibles;
•	one Aker H-3 Twin Hull S1289 Column semisubmersible; and
•	one Offshore Co. SCP III Mark 2 semisubmersible.
Drillships
Our drillships are self-propelled vessels. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system. Our drillships are capable of drilling in water depths from 1,000 to 12,000 feet. The maximum drilling depth of our drillships ranges from 20,000 feet to 40,000 feet. Like semisubmersibles, drillships are more expensive to construct and operate than jackups.
The drillship fleet consists of 14 units, including:
•
four dynamically positioned, harsh environment drillships currently under construction with Hyundai Heavy Industries Co. Ltd. (“HHI”), which are estimated to be delivered from the shipyard to begin acceptance testing beginning in the second quarter of 2013;

•	three dynamically positioned Gusto Engineering Pelican Class drillships;

•	two dynamically positioned Bully-class drillships to be operated by us through a 50 percent joint venture with a subsidiary of Shell;

•	one dynamically positioned Globetrotter-class drillship that left the shipyard during the fourth quarter of 2011;
•	one dynamically positioned Globetrotter-class drillship currently under construction, which is scheduled to be delivered to our customer in the fourth quarter of 2013;
•	one conventionally moored Sonat Discoverer Class drillship capable of drilling in Arctic environments;
•	one dynamically positioned NAM Nedlloyd-C drillship; and
•	one conventionally moored conversion class drillship.
Jackups
We currently have 49 jackups in our fleet, including six high-specification heavy duty, harsh environment jackups currently under construction. Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling to a maximum depth of 30,000 feet in water depths up to 400 feet.
Submersibles
We have two submersibles in the fleet which are currently cold-stacked. Submersibles are mobile drilling platforms that are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Our submersibles are capable of drilling to a maximum depth of 25,000 feet in water depths up to 70 feet.

Drilling Fleet Table
The following table sets forth certain information concerning our offshore fleet at February 15, 2012. The table does not include any units owned by operators for which we had labor contracts. We operate and own all of the units included in the table.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Semisubmersibles - 14
Noble Amos Runner	Noble EVA-4000™	1999 R/2008 M	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	Brazil	Active
Noble Danny Adkins	Bingo 9000 - DP	2009 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard	F&G 9500 Enhanced Pacesetter - DP	2008 R	10,000	35,000	Brazil	Active
Noble Driller	Aker H-3 Twin Hull S1289 Column	2007 R	5,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	F&G 9500 Enhanced Pacesetter	2004 R	7,200	30,000	Israel	Active
Noble Jim Day	Bingo 9000 - DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R/2006 M	6,000	32,500	U.S. Gulf of Mexico	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Active
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	U.S. Gulf of Mexico	Active
Noble Paul Romano	Noble EVA-4000™	1998 R/2007 M	6,000	32,500	Egypt	Active
Noble Paul Wolff	Noble EVA-4000™ - DP	2006 R	9,200	30,000	Brazil	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (3)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active

Drillships - 14
Noble Bully I (3)(5)(6)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	U.S. Gulf of Mexico	Pre-Contract
Noble Bully II (3)(5)(6)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	Brazil	Pre-Contract
Noble Discoverer (3)	Sonat Discoverer Class	2009 R	1,000	20,000	New Zealand	Active
Noble Duchess	Conversion	1975	1,500	25,000	Singapore	Active
Noble Globetrotter I (3)(5)	Globetrotter Class	2011 N	10,000	30,000	U.S. Gulf of Mexico	Pre-Contract
Noble Globetrotter II (3)	Globetrotter Class	2013 N	10,000	30,000	China	Shipyard
Noble Leo Segerius	Gusto Engineering Pelican Class	2002 R	5,600	20,000	Brazil	Active
Noble Muravlenko	Gusto Engineering Pelican Class	1997 R	4,900	20,000	Brazil	Active
Noble Phoenix	Gusto Engineering Pelican Class	2009 R	5,000	25,000	Brazil	Active
Noble Roger Eason	NAM Nedlloyd - C	2005 R	7,200	25,000	Brazil	Active
Noble Newbuild Drillship #1 (3)	Hyundai Gusto P 10000	2013 N	12,000	40,000	South Korea	Shipyard
Noble Newbuild Drillship #2 (3)	Hyundai Gusto P 10000	2013 N	12,000	40,000	South Korea	Shipyard
Noble Newbuild Drillship #3 (3)	Hyundai Gusto P 10000	2014 N	12,000	40,000	South Korea	Shipyard
Noble Newbuild Drillship #4 (3)	Hyundai Gusto P 10000	2014 N	12,000	40,000	South Korea	Shipyard

Independent Leg Cantilevered Jackups - 49 (Continued to next page)

Dhabi II	Baker Marine BMC 150	2006 R	150	20,000	U.A.E.	Active
Noble Al White (3)	CFEM T-2005-C	2005 R	360	30,000	The Netherlands	Active
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Bill Jennings	MLT Class 84 - E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Byron Welliver (3)	CFEM T-2005-C	1982	300	30,000	The Netherlands	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Mexico	Active
Noble Charles Copeland	MLT Class 82-SD-C	2001 R	280	20,000	U.A.E	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	U.A.E.	Active
Noble David Tinsley	Modec 300C-38	2010 R	300	25,000	U.A.E.	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	Bahrain	Active
Noble Don Walker	Baker Marine BMC 150-SD	1992 R	150	20,000	Cameroon	Stacked
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Ed Holt	Levingston Class 111-C	2003 R	300	25,000	India	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Nigeria	Active
Noble Eddie Paul	MLT Class 84 - E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Saudi Arabia	Active
Noble Gene Rosser	Levingston Class 111-C	1996 R	300	25,000	Mexico	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	India	Active
Noble George Sauvageau (3)	NAM Nedlloyd-C	1981	250	25,000	Germany	Active
Noble Gus Androes	Levingston Class 111-C	2004 R	300	30,000	U.A.E.	Active
See footnotes on the following page.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Independent Leg Cantilevered Jackups - 49 (Continued from previous page)

Noble Hans Deul (3)	F&G JU-2000E	2009 N	400	30,000	U.K.	Active
Noble Harvey Duhaney	Levingston Class 111-C	2001 R	300	25,000	U.A.E.	Active
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Saudi Arabia	Active
Noble John Sandifer	Levingston Class 111-C	1995 R	300	25,000	Mexico	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Julie Robertson (3) (4)	BMC 300 Harsh Weather Class	2001 R	390	25,000	U.K.	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	India	Active
Noble Leonard Jones	MLT Class 53 - E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Lewis Dugger	Levingston Class 111-C	1997 R	300	25,000	Mexico	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Nigeria	Active
Noble Lynda Bossler (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble Piet van Ede (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Roger Lewis (3)	F&G JU-2000E	2007	400	30,000	Saudi Arabia	Active
Noble Ronald Hoope (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Roy Butler	F&G L-780 MOD II	1998 R	300	25,000	Mexico	Active
Noble Roy Rhodes	MLT Class 116-C	2009 R	300	25,000	Oman	Active
Noble Sam Noble	Levingston Class 111-C	1982	300	25,000	Mexico	Active
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Nigeria	Active
Noble Jackup I- Newbuild (3)	F&G JU-3000N	2012 N	400	30,000	Singapore	Shipyard
Noble Jackup II- Newbuild (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Noble Jackup III- Newbuild (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Noble Jackup IV- Newbuild (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard
Noble Jackup V- Newbuild (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard
Noble Jackup VI- Newbuild (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard

Submersibles - 2
Noble Joe Alford	Pace Marine 85G	2006 R	70	25,000	U.S. Gulf of Mexico	Stacked
Noble Lester Pettus	Pace Marine 85G	2007 R	70	25,000	U.S. Gulf of Mexico	Stacked

FPSO- 1
Seillean	Harland & Wolf Shipbuilding	2008 R	N/A	N/A	U.S. Gulf of Mexico	Stacked
Footnotes to Drilling Fleet Table

1.
Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

2.
Rigs listed as “active” were either operating under contract or were actively seeking contracts; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and are not actively marketed in present market conditions.

3.	Harsh environment capability.

4.
Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 200 feet of water in a harsh environment. We own the additional leg sections required to extend the drilling depth capability to 390 feet of water.

5.	Rigs listed as “pre-contract” have been accepted by Noble from the shipyard, but have not completed their mobilization and customer acceptance procedures.

6.	We operate the Noble Bully I and Noble Bully II through joint ventures with a subsidiary of Shell.

Facilities
Our corporate office is located in Baar, Switzerland, and we maintain offices for executive officers and selected personnel in Geneva, Switzerland. We also maintain office space in Sugar Land, Texas, where significant worldwide global support activity occurs. We own and lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment in various locations worldwide.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
Noble-Swiss shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends or returns of capital declared and paid in U.S. Dollars per share:

			Dividends
			Declared and
	High	Low	Paid

2011
Fourth quarter	$38.42	$28.58	$0.14
Third quarter	39.70	27.68	0.17
Second quarter	46.10	37.51	0.15
First quarter	46.12	35.64	0.14

2010
Fourth quarter	$38.00	$33.14	$0.13
Third quarter	35.95	30.36	0.66
Second quarter	43.63	27.04	0.04
First quarter	44.87	38.94	0.05
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
On February 13, 2012, there were 252,170,859 shares outstanding held by 849 shareholder accounts of record.
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

Swiss Income Tax on Dividends and Similar Distributions
A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. However, dividends and similar distributions are subject to Swiss withholding tax. See “—Swiss Withholding Tax—Dividends to Shareholders.”
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
Swiss Withholding Tax—Dividends to Shareholders
A Swiss withholding tax of 35 percent is due on dividends to our shareholders from us, regardless of the place of residency of the shareholder (subject to the exceptions discussed under "—Exemption from Swiss Withholding Tax—Distributions to Shareholders” below). We will be required to withhold at such rate and remit on a net basis any payments made to a holder of our shares and pay such withheld amounts to the Swiss federal tax authorities. Please see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions.”
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
With respect to the refund of Swiss withholding tax from the repurchase of shares, see "—Refund of Swiss Withholding Tax on Dividends and Other Distributions.”
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

Purchases of Shares
The following table sets forth for the periods indicated certain information with respect to repurchases by Noble-Swiss of its shares:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (2)	per Share	or Programs	or Programs (1)
October 2011	183	$37.55	—	6,769,891
November 2011	1,046	$37.15	—	6,769,891
December 2011	4,607	$31.33	—	6,769,891

(1)
All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and our shareholders approved. Our repurchase program has no date of expiration.

(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.
Stock Performance Graph
This graph shows the cumulative total shareholder return of our shares over the five-year period from January 1, 2007 to December 31, 2011. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on January 1, 2007 and that all dividends or distributions and returns of capital were reinvested on the date of payment.

	INDEXED RETURNS
	Year Ended December 31,
Company Name / Index	2007	2008	2009	2010	2011
Noble Corporation	$148.80	$59.16	$109.61	$99.03	$85.00
S&P 500 Index	105.49	66.46	84.05	96.71	98.76
Dow Jones U.S. Oil Equipment & Services	144.95	59.00	97.43	124.07	108.65

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
The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2011, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$2,695,832	$2,807,176	$3,640,784	$3,446,501	$2,995,311
Net income attributable to Noble Corporation	370,898	773,429	1,678,642	1,560,995	1,206,011
Net income per share:
Basic	1.46	3.03	6.44	5.85	4.49
Diluted	1.46	3.02	6.42	5.81	4.45

Balance Sheet Data (at end of period)
Cash and marketable securities	$239,196	$337,871	$735,493	$513,311	$161,058
Property and equipment, net	11,897,467	10,048,087	6,634,452	5,647,017	4,795,916
Total assets	13,495,159	11,302,387	8,396,896	7,106,799	5,876,006
Long-term debt	4,071,964	2,686,484	750,946	750,789	774,182
Total debt (1)	4,071,964	2,766,697	750,946	923,487	784,516
Total equity	8,097,852	7,287,634	6,788,432	5,290,715	4,308,322

Other Data
Net cash from operating activities	$758,984	$1,654,376	$2,136,716	$1,888,192	$1,414,373
Net cash from investing activities	(2,540,290)	(2,913,943)	(1,495,059)	(1,129,293)	(1,223,873)
Net cash from financing activities	1,682,631	861,945	(419,475)	(406,646)	(91,152)
Capital expenditures	2,639,979	1,423,484	1,431,498	1,231,321	1,287,043
Working capital	232,432	110,347	1,049,243	561,348	367,419
Cash dividends/par value reduction declared per share (2) (3)	0.60	0.88	0.18	0.91	0.12

(1)	Consists of Long-Term Debt and Current Maturities of Long-Term Debt.

(2)
Since the third quarter of 2009, we have paid a return on capital in the form of par value reductions, in lieu of dividends, based upon an amount in Swiss Francs. Amounts listed are in U.S. Dollars at the exchange rate that the dividend was paid.

(3)	The par value reductions or cash dividends declared in 2010 and 2008 includes a special dividend of approximately $0.56 and $0.75 per share, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2011 and 2010, and our results of operations for each of the years in the three-year period ended December 31, 2011. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.
Executive Overview
Our 2011 financial and operating results include:
•	operating revenues totaling $2.7 billion;

•	net income of $371 million or $1.46 per diluted share;

•	net cash from operating activities totaling $759 million; and

•
an increase in debt to 33.5 percent of total capitalization at the end of 2011, up from 27.5 percent at the end of 2010 due to the issuance of $1.1 billion in senior notes and $935 million additional debt being drawn on our credit facilities.

During 2011, we began to see some stability in the offshore drilling market after a period of volatility which occurred following the Deepwater Horizon incident in 2010 and the U.S. governmental response to the incident. In the U.S. Gulf of Mexico, the granting of permits and publication of new safety rules has led to more stable activity levels within the industry, especially as it relates to the deepwater markets. This resumption of activity has led to greater investment within the U.S. Gulf of Mexico and is contributing to an improvement in dayrates for deepwater and ultra-deepwater rigs worldwide. While there are still risks, including potential third party environmental lawsuits targeting the permitting process, possible new drilling regulations, a failure of the Bureau of Ocean Energy Management Regulation and Enforcement (“BOEMRE”) to issue permits in a timely manner and the adoption by individual operators of new drilling or equipment standards exceeding those required by regulatory bodies, we believe those risks will be reduced as long as rigs continue to work without incident in the U.S. Gulf of Mexico.
The offshore drilling market displayed indications of improvement during 2011 even though there continues to be uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition to the political instability in certain oil producing nations in the Middle East and North Africa, there is also uncertainty regarding recovery in the credit markets, particularly in Europe and North America. During 2011, oil prices fluctuated as a result of supply side concerns in response to political unrest in the Middle East and North Africa. Natural gas prices in the United States fluctuated during the year, and ended the year at historical lows. We believe there continues to be competing factors which could impact the volatility in the offshore drilling market and the prices of oil and gas commodities for the foreseeable future.
Despite the instability in the global economy noted above, we saw an increase in demand for offshore drilling services in 2011. We believe both the short-term and long-term outlook for the deepwater market continues to strengthen. Market dayrates for new ultra-deepwater units remain generally above $500,000, which is lower than the peak rates achieved in 2007 and 2008, but higher than rates seen in 2010. Short-term fixtures for very high specification units have exceeded $550,000, and we believe this is an indication of where the market could be going should there continue to be a strong demand for ultra-deepwater drilling units. Although demand for jackup units decreased slightly during 2010, utilization rates for such units stabilized in 2011, especially for those units equipped with standard drilling features. We continue to see differentiation in the jackup market with newer units having utilization rates and dayrates exceeding those units that entered service before 2000, as customers display a preference for technologically advanced and efficient drilling alternatives.
Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding access to their oil and gas reserves. Our results of operations depend on offshore drilling activity worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices, or our customers’ expectations of higher prices, result in greater demand for our services and lower oil and gas prices result in reduced demand for our services. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry analysts widely report that a significant expansion of industry supply of both jackups and ultra-deepwater units is underway. The introduction of additional non-contracted rigs into the marketplace could have an adverse effect on demand for our services or the dayrates we are able to achieve.

As a result of exploration discoveries offshore Brazil, Petroleo Brasileiro S.A. (“Petrobras”), the Brazilian national oil company, recently announced that it had approved contracts with two contractors to lease a total of 26 drilling rigs, which are expected to be delivered in the next 48 to 90 months. The potential increase in supply from the Petrobras newbuilds could adversely impact overall industry dayrates and economics.
As of February 15, 2012, we have 10 rigs under contract in Mexico with Pemex Exploracion y Produccion (“Pemex”), and three of these rigs have contracts scheduled to expire in 2012. Pemex continues to tender for additional jackup rigs as it attempts to increase the number of working rigs. Some previous tenders published by Pemex contained a requirement that certain units must have entered service since the year 2000. While Pemex did not succeed in securing a significant number of newer rigs from those published tenders, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of a majority of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will be able to continue to secure long-term work with Pemex.
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petrobras regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represents the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. We expect the actual substitution to take place in the second quarter of 2012 after the Noble Phoenix completes its shipyard work.
In connection with our existing drilling contracts with Petrobras for two of our drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius and the Noble Roger Eason. These upgrade projects, planned through 2012, are designed to enhance the reliability and operational performance of these drillships. During the first quarter of 2012, the Noble Leo Segerius completed the shipyard portion of its reliability upgrade and departed the shipyard in Brazil for seatrials, final commissioning and customer acceptance activities. The Noble Leo Segerius is currently scheduled to return to work in the first quarter of 2012. The Noble Roger Eason is expected to enter the shipyard for its reliability upgrade in the second quarter of 2012, which is expected to take approximately 270 days to complete. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns because of labor, customs, local shipyard, local content and other issues. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or both of these drillships. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances, could involve a variety of options.
While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our acquisition of Frontier and recent newbuild activity further strengthens our position, especially in deepwater drilling.
Our business strategy focuses on the active expansion of our worldwide deepwater capabilities through construction, upgrades and modifications, acquisitions and divestitures of drilling units, as well as the deployment of our drilling assets in important oil and gas producing areas.
We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction and acquisition of new rigs. As part of this technical and operational enhancement, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which should increase our operational efficiencies.

As part of this process, we may dispose of some or all of our lower specification units and related assets and operations in one or more transactions. These dispositions may include sales of assets to third parties, a spin-off or other distribution or separation of assets. In analyzing any disposition, we will consider the strategic benefit to us of the potential transaction while seeking to secure what we consider appropriate value. To date, no potential disposition has provided the results we seek. The drilling market for lower specification units has recently improved, and we have experienced increased utilization and dayrates for these assets in certain areas. Thus, while we continue to evaluate disposition options, we believe these units should provide a positive contribution to our overall results under current market conditions. We can provide no assurance as to whether any disposition transaction will occur or what form it may take.
During 2011, we continued our newbuild program as indicated by the following activities:
•
we completed construction on the Noble Bully I, a dynamically positioned, ultra-deepwater, harsh environment drillship, owned through a joint venture with a subsidiary of Shell, that left the shipyard during the third quarter of 2011 and is scheduled to complete acceptance testing and begin operations under a long-term contract in the U.S. Gulf of Mexico during the first quarter of 2012;

•
we completed construction on the Noble Bully II, a dynamically positioned, ultra-deepwater, harsh environment drillship, owned through a joint venture with a subsidiary of Shell, that left the shipyard during the fourth quarter of 2011 and is scheduled to complete acceptance testing and begin operations under a long-term contract in Brazil during the first quarter of 2012;

•
we completed construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship that left the shipyard during the fourth quarter of 2011 and is scheduled to complete acceptance testing and begin operations under a long-term contract in the U.S. Gulf of Mexico in the second quarter of 2012;

•
we continued construction on a second dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013;

•
we began construction on four dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd. (“HHI”), which are estimated to be delivered from the shipyard to begin acceptance testing beginning in the second quarter of 2013; and

•
we began construction on six high-specification heavy duty, harsh environment jackup rigs, which are estimated to be delivered from the shipyard to begin acceptance testing beginning in the first quarter of 2013.

Capital expenditures, including expenditures related to items noted above, totaled $2.6 billion during 2011.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of December 31, 2011 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2012	2013	2014	2015	2016-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (1) (4) (5)	$11,679	$2,079	$2,006	$2,038	$1,276	$4,280
Jackups	2,004	1,071	570	309	47	7

Total (2)	$13,683	$3,150	$2,576	$2,347	$1,323	$4,287

Percent of Available Operating Days Committed (3)		68%	44%	31%	12%	5%

(1)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships presently operating offshore Brazil for Petrobras, we (a) have not included in our backlog any performance bonuses for periods prior to certain upgrade projects scheduled for completion in 2012 and 2013, which projects are designed to enhance the reliability and operational performance of these drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $250 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Jim Day and Noble Clyde Boudreaux, as well as the letter of intent for the HHI Drillship I, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 75 percent of the potential performance bonuses for these rigs, except for the Noble Clyde Boudreaux while working in Brazil, where limited bonus is expected. Our backlog for these rigs includes approximately $520 million attributable to these performance bonuses.

(2)
Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At December 31, 2011 we had 10 rigs contracted to Pemex in Mexico and our backlog includes approximately $687 million related to such contracts. Also, our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contract in the event of excessive downtime. While we have recently exceeded downtime thresholds on the Noble Dave Beard and Noble Paul Wolff, we have not received any notification concerning contract cancellations nor do we anticipate receiving any such notifications.

(3)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2012 through 2015.

(4)
It is not possible to accurately determine the impact to our revenues or backlog resulting from efforts by operators to cancel or modify drilling contracts due to U.S. government imposed restrictions and the delay in the issuance of new drilling permits, and other consequences of actions by the U.S. government. At December 31, 2011, backlog related to our U.S. Gulf of Mexico deepwater rigs totaled $5.4 billion, $865 million of which represents backlog for the year ending December 31, 2012.

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

(5)
Noble and a subsidiary of Shell are involved in joint ventures to build, operate, and own both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of December 31, 2011, the combined amount of backlog for these rigs totals $2.5 billion, all of which is included in backlog. Noble’s 50 percent interest in the backlog for these rigs totals $1.3 billion.

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
Nigerian Operations
In 2007, we began and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. Pursuant to these settlements, we agreed to pay fines and penalties to the DOJ and the SEC and to certain undertakings, including refraining from violating the FCPA and other anti-corruption laws, self-reporting any violations of the FCPA or such laws to the DOJ and reporting to the DOJ on an annual basis our progress on anti-corruption compliance matters. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.
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
Any additional investigation by these or other agencies could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any additional investigations could be expensive and consume significant time and attention of our senior management.
All of our rigs operating in Nigeria are operating under temporary import permits. To date, we have been successful in obtaining new, or extending existing, temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.
In April 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board to implement and monitor the law and develop regulations pursuant to the law. The Nigerian Content Development and Monitoring Board has indicated that it will require all non-Nigerian offshore drilling companies to reorganize their local operations to include Nigerian indigenous minority interests in the operating assets and to obtain the approval of the Nigerian Content Development and Monitoring Board for future work in Nigeria. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law, and requires that one percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We cannot predict what impact the new law may have on our existing or future operations in Nigeria, but the effect on our operations there could be significant.

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
RESULTS OF OPERATIONS
2011 Compared to 2010
General
Net income attributable to Noble Corporation for 2011 was $371 million, or $1.46 per diluted share, on operating revenues of $2.7 billion, compared to net income for 2010 of $773 million, or $3.02 per diluted share, on operating revenues of $2.8 billion.
The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2011 and 2010, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the year ended December 31, 2011 was $49 million higher than operating income for Noble-Swiss for the same period, primarily as a result of costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2011 and 2010 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2011	2010	2011	2010	% Change	2011	2010	% Change

Jackups	75%	79%	11,794	12,376	-5%	$85,510	$96,935	-12%
Semisubmersibles	82%	86%	4,176	3,837	9%	296,331	288,163	3%
Drillships	59%	89%	1,284	1,392	-8%	242,019	256,067	-5%
Other	0%	11%	—	95	-100%	—	355,986	-100%

Total	72%	78%	17,254	17,700	-3%	$148,185	$152,292	-3%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.
Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2011 and 2010 (dollars in thousands):

			Change
	2011	2010	$	%
Operating revenues:
Contract drilling services	$2,556,758	$2,695,493	$(138,735)	-5%
Reimbursables (1)	77,278	73,959	3,319	4%
Other	875	2,332	(1,457)	-62%

	$2,634,911	$2,771,784	$(136,873)	-5%

Operating costs and expenses:
Contract drilling services	$1,384,200	$1,177,800	$206,400	18%
Reimbursables (1)	56,589	56,674	(85)	0%
Depreciation and amortization	647,142	528,011	119,131	23%
Selling, general and administrative	90,262	91,094	(832)	-1%
Gain on contract extinguishments, net	(21,202)	—	(21,202)	**

	2,156,991	1,853,579	303,412	16%

Operating income	$477,920	$918,205	$(440,285)	-48%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues. Decreased contract drilling services revenues for the current year as compared to the prior year was driven by reductions in both average dayrates and operating days. The three percent decrease in average dayrates reduced revenues by approximately $71 million, and the three percent decrease in operating days decreased revenues by an additional $68 million.
The decrease in contract drilling services revenues primarily relates to our jackups, drillships and FPSO, which generated approximately $191 million, $46 million and $34 million less revenue, respectively, in 2011.
The decrease in jackup average dayrates of 12 percent resulted in a $135 million decrease in revenues from the prior year. The reduction in average dayrates was primarily from the contractual repricing of rigs in the Middle East, the North Sea, and Mexico for changes in market conditions in the global shallow water market. The five percent decline in jackup operating days resulted in a $56 million decline in revenues. The decrease in utilization primarily related to rigs coming off contract in Mexico and the Middle East during 2011, the majority of which did not return to work until the latter part of the year.

The decrease in drillship revenue was primarily driven by reduced dayrates of five percent and an eight percent decrease in operating days, which resulted in decreased revenues of $18 million and $28 million, respectively, from the prior year. The decrease in drillship revenue is primarily the result of increased downtime in Brazil, as rigs entered the shipyard for upgrades and repairs.
Revenue from our FPSO, the Noble Seillean, decreased $34 million as it was not under contract in 2011.
The decreases in revenue for the above rig classes were partially offset by an increase in revenue of $132 million from our semisubmersibles. The increase was primarily attributable to a nine percent increase in operating days and three percent increase in average dayrates, which contributed additional revenue in 2011 of $98 million and $34 million, respectively. The increase is primarily attributable to operations from the newbuilds, Noble Dave Beard and Noble Jim Day, which were added to the fleet in March 2010 and January 2011, respectively. Additionally, the Noble Driller was added to the fleet in July 2010 as part of the Frontier acquisition.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $206 million for the current year as compared to the prior year. The rigs added to the fleet as part of the Frontier acquisition and the Noble Dave Beard and the Noble Jim Day added approximately $120 million of operating costs in the current year. Excluding the additional expenses related to these rigs, our contract drilling costs increased $86 million in the current year from the prior year. This increase was primarily driven by a $22 million increase in maintenance and rig-related expenses, $20 million increase in mobilization costs, $18 million increase in labor costs, and an $11 million increase in safety and training costs. These cost increases were primarily for our rigs returning, or preparing to return, to work in Brazil and Mexico. Additionally, rotation costs and operations support costs increased $10 million and $5 million, respectively.
Depreciation and amortization increased $119 million in 2011 over 2010 as a result of depreciation on newbuilds placed into service, rigs added to the fleet as part of the Frontier acquisition and additional depreciation related to other capital expenditures on our fleet since the beginning of 2010.
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2011 and 2010 (dollars in thousands):

			Change
	2011	2010	$	%
Operating revenues:
Labor contract drilling services	$59,004	$32,520	$26,484	81%
Reimbursables (1)	1,917	2,872	(955)	-33%

	$60,921	$35,392	$25,529	72%

Operating costs and expenses:
Labor contract drilling services	$33,885	$22,056	$11,829	54%
Reimbursables (1)	1,850	2,740	(890)	-32%
Depreciation and amortization	11,498	11,818	(320)	-3%
Selling, general and administrative	1,115	903	212	23%

	48,348	37,517	10,831	29%

Operating income	$12,573	$(2,125)	$14,698	-692%

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
Other Income and Expenses
Selling, general and administrative expenses. Overall selling, general and administrative expenses were consistent with 2010 as a $6 million increase primarily related to ongoing legal and tax expenses in the current year was offset by a $6 million decrease resulting from the absence of costs related to our completed FCPA investigation in the prior year.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $46 million in 2011 from 2010. The increase is a result of $1.25 billion of debt issued in July 2010, which was used to partially fund the Frontier acquisition, $1.1 billion of debt issued in February 2011, which was primarily used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities, and current year drawdowns on the credit facilities.
Income Tax Provision. Our income tax provision decreased $70 million in 2011 compared to 2010 primarily due to a reduction in pre-tax earnings, which was partially offset by a higher effective tax rate. Pre-tax earnings decreased approximately 52 percent in 2011 compared to 2010 resulting in a reduction of approximately $75 million in income tax expense. The higher effective tax rate, which was 16.7 percent in 2011 compared to 15.6 percent in 2010, increased income tax expense by approximately $5 million. The increase in the effective tax rate was a result of a change in our geographic revenue mix primarily resulting from drilling restrictions in the U.S. Gulf of Mexico, partially offset by the resolution of discrete tax items.
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

Rig Utilization, Operating Days and Average Dayrates
Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2010 and 2009 (dollars in thousands):

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
Contract Drilling Services
The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2010 and 2009 (dollars in thousands):

			Change
	2010	2009	$	%
Operating revenues:
Contract drilling services	$2,695,493	$3,509,755	$(814,262)	-23%
Reimbursables (1)	73,959	96,161	(22,202)	-23%
Other	2,332	1,302	1,030	79%

	$2,771,784	$3,607,218	$(835,434)	-23%

Operating costs and expenses:
Contract drilling services	$1,177,800	$1,006,764	$171,036	17%
Reimbursables (1)	56,674	82,122	(25,448)	-31%
Depreciation and amortization	528,011	398,572	129,439	32%
Selling, general and administrative	91,094	80,004	11,090	14%
(Gain)/Loss on asset disposal/involuntary conversion, net	—	31,053	(31,053)	* *

	1,853,579	1,598,515	255,064	16%

Operating income	$918,205	$2,008,703	$(1,090,498)	-54%

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
The decrease in contract drilling services revenue related primarily to our jackups and semisubmersibles, which generated approximately $679 million and $248 million less revenue in 2010 as compared to the prior year, respectively. The decrease in jackup revenue was from a 34 percent decline in dayrates primarily from the contractual re-pricing of rigs in the Middle East, the North Sea, and Mexico resulting from changes in market conditions in the global shallow water market. Reductions in average dayrates by 22 percent contributed to the decline in semisubmersible revenue. These reductions resulted from the drilling restrictions in the U.S. Gulf of Mexico where lower standby rates replaced the standard operating dayrates for a majority of our customers, lower utilization from the termination of certain contracts and a dispute with a customer over the Noble Homer Ferrington contract.

The decreases in revenue for the above rig classes were partially offset by higher revenues from our drillships and other rigs, which increased $113 million in 2010 as compared to the prior year. The increase was primarily due to the addition of the drillships and FPSO added to the fleet as part of the Frontier acquisition of $143 million, partially offset by a decrease in revenues from our drillships operating in Brazil.
Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $171 million in 2010 as compared to the prior year. Our newbuild rigs, the Noble Scott Marks, Noble Danny Adkins and Noble Dave Beard, which were added to the fleet in June 2009, October 2009 and March 2010, respectively, added approximately $109 million of operating costs in 2010. The acquisition of the Frontier rigs added an additional $55 million of operating costs. Excluding the additional expenses related to these newbuild and Frontier rigs, our contract drilling costs increased $7 million in 2010 as compared to 2009. This change was principally due to acquisition costs of $19 million coupled with increases in safety costs of $4 million, partially offset by a decrease in maintenance expenses of $9 million and a decrease in transportation and other expenses of $7 million.
Depreciation and amortization increased $129 million in 2010 over 2009 as a result of depreciation on newbuilds placed into service, and additional depreciation related to other capital expenditures on our fleet since the beginning of 2009. Also, the acquisition of Frontier added approximately $39 million in depreciation during 2010.
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
Other
The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2010 and 2009 (dollars in thousands):

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

Operating Revenues and Costs and Expenses. Revenues and expenses associated with our Canadian labor contract drilling services increased in 2010 primarily for fluctuations in foreign currency exchange rates coupled with increased labor and contract drilling services costs. The increase in depreciation results from fixed asset additions in conjunction with the relocation of our corporate offices to Switzerland.
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
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized increased $8 million in 2010 primarily for the addition of $1.25 billion of debt issued in July 2010 to partially fund the Frontier acquisition.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
Net cash from operating activities in 2011 was $759 million, which compared to $1.7 billion and $2.1 billion in 2010 and 2009, respectively. The decrease in net cash from operating activities in 2011 compared to 2010 was primarily attributable to a significant decline in net income coupled with an increase in customer receivables. The increase in customer receivables is primarily related to the increased fleet activity in 2011, delays in customer payments and certain disputed amounts, which we believe will ultimately be collected. During 2011, we entered into an additional $600 million revolving credit facility, and at December 31, 2011 we had $225 million available under our credit facilities. We had working capital of $232 million and $110 million at December 31, 2011 and 2010, respectively. Primarily as a result of our $1.1 billion senior notes offering in February 2011 and a $935 million increase in net borrowings on our credit facilities during the year, total debt as a percentage of total debt plus equity increased to 33.5 percent at December 31, 2011 from 27.5 percent at December 31, 2010.
Additionally, at December 31, 2011, we had a total contract drilling services backlog of approximately $13.7 billion. Our backlog as of December 31, 2011 reflects a commitment of 68 percent of operating days for 2012. See “Contract Drilling Services Backlog” for additional information regarding our backlog.
Our principal capital resources in 2011 were cash generated from our $1.1 billion senior notes offering in February 2011, net borrowings under our bank credit facilities of $935 million and net cash from operating activities of $759 million.
In February 2012, we completed, through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), a debt offering of $1.2 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the outstanding balance on our credit facilities.
Our currently anticipated cash flow needs may include the following:
•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	potential newbuild projects and acquisitions; and

•	payments of dividends.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, proceeds from our 2012 senior notes offering discussed below and borrowings under our existing credit facilities. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount provided through these sources, and we may delay or cancel certain discretionary capital expenditures as necessary.
Capital Expenditures
Our primary liquidity requirement in 2012 will be for capital expenditures. Capital expenditures, including capitalized interest, totaled $2.6 billion, $1.4 billion and $1.4 billion for 2011, 2010 and 2009, respectively. Capital expenditures for 2010 do not include the fair value of assets acquired as part of the Frontier acquisition.
At December 31, 2011, we had 11 rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during 2011 totaled $1.7 billion, as follows (in millions):

Capital
Expenditures
During
Rig type/name	2011
Drillships
Globetrotter class
Noble Globetrotter I	$221.7
Noble Globetrotter II	141.5

Gusto P10,000
HHI Drillship I	163.3
HHI Drillship II	163.1
HHI Drillship III	160.0
HHI Drillship IV	159.0

Joint venture owned drillships
GustoMSC Bully PRD 12,000
Noble Bully I	161.5
Noble Bully II	185.2

Jackups
F&G JU-3000N
Noble Jackup I	45.1
Noble Jackup II	43.6
Noble Jackup III	88.4
Noble Jackup IV	45.0
Noble Jackup V	44.7
Noble Jackup VI	44.7

Other	4.3

Total Newbuild Capital Expenditures	$1,671.1

In addition to the newbuild expenditures noted above, capital expenditures during 2011 consisted of:
•	$636 million for major projects, including $149 million to upgrade two drillships currently operating in Brazil;

•	$211 million for other capitalized expenditures, including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and

•	$122 million in capitalized interest.

Our total capital expenditures budget for 2012 is approximately $1.9 billion, which is currently anticipated to be spent as follows:
•	approximately $750 million in newbuild expenditures;

•	approximately $800 million in major projects, including subsea related expenditures and contract specific projects; and

•	approximately $275 million in sustaining capitalized expenditures.
In addition to the amounts noted above, we anticipate additional charges related to capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects. In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments, for approximately $3.0 billion at December 31, 2011, of which we expect to spend approximately $1.0 billion in 2012.
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
Share Repurchases, Distributions of Capital and Dividends
Our Board of Directors and shareholders have authorized and adopted a share repurchase program. At December 31, 2011, 6.8 million shares remained available under this authorization. Future repurchases will be subject to the requirements of Swiss law, including the requirement that we and our subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all registered shares held by us and our subsidiaries, including treasury shares, may not exceed 10 percent of our registered share capital without shareholder approval. Our existing share repurchase program received the required shareholder approval prior to completion of our 2009 Swiss migration transaction. Share repurchases for each of the three years ended December 31, 2011 were as follows:

	Total Number		Average
Year Ended	of Shares	Total Cost	Price Paid
December 31,	Purchased	(in thousands)	per Share
2011	261,721	$10,233	$39.10
2010	6,390,488	230,936	36.14
2009	5,470,000	186,506	34.10
Our most recent quarterly payment to shareholders, in the form of a capital reduction, which was declared on February 3, 2012 and is to be paid on February 23, 2012 to holders of record on February 13, 2012, was 0.13 CHF per share, or an aggregate of approximately $36 million. The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.
Recently, our Board of Directors approved, subject to shareholder authorization at our upcoming annual general meeting scheduled for April 27, 2012, the payment of a dividend funded from capital contribution reserve in a total amount equal to $0.52 per share to be paid in four equal installments scheduled for August 2012, November 2012, February 2013 and May 2013. If approved by our shareholders, the dividend will require us to make total cash payments of approximately $66 million in 2012, based on the number of shares currently outstanding.

Contributions to Pension Plans
In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The PPA requires that pension plans fund towards a target of at least 100 percent with a transition through 2011 and increases the amount we are allowed to contribute to our U.S. pension plans in the near term. During 2011, 2010 and 2009, we made contributions to our non-U.S. and U.S. pension plans totaling $11 million, $16 million and $18 million, respectively. We expect the minimum aggregate contributions to our non-U.S. and U.S. plans in 2012, subject to applicable law, to be $19 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
Credit Facilities and Long-Term Debt
Noble Credit Facilities and Long-Term Debt
We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. One credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2011, our ratio of debt to total tangible capitalization was 0.35 for the credit facility maturing in 2013 and 0.33 for the credit facility maturing in 2015. We were in compliance with all covenants under the Credit Facilities as of December 31, 2011.
In March 2012, availability under our credit facility maturing in 2013 reduces by $25 million. As discussed above, we used the proceeds from our February 2012 senior notes offering to repay the outstanding balance on our Credit Facilities. As such, we have classified the entire balance as “Long-term debt” on our Consolidated Balance Sheet at December 31, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At December 31, 2011, we had borrowings of $975 million outstanding and no letters of credit issued under the Credit Facilities. We believe that we maintain good relationships with our lenders under the Credit Facilities, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facilities.
The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2011, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2012, expect to remain in compliance during the year.
At December 31, 2011, we had letters of credit of $65 million and performance and tax assessment bonds totaling $242 million supported by surety bonds outstanding. Of the letters of credit outstanding, $32 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Our total debt was $4.1 billion at December 31, 2011 as compared to $2.8 billion at December 31, 2010. The increase in debt is a result of the issuance of $1.1 billion aggregate principal amount of senior notes in February 2011 and $935 million of additional net borrowings on our Credit Facilities, partially offset by the repayment of $693 million in joint venture credit facilities. For additional information on our long-term debt, see Note 7 to our Consolidated Financial Statements.
In February 2011, we issued, through NHIL, $1.1 billion aggregate principal amount of senior notes in three separate tranches, comprising $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. The weighted average coupon of all three tranches is 4.71%. A portion of the net proceeds of approximately $1.09 billion, after expenses, was used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities discussed below.
In the first quarter of 2011, the joint venture credit facilities, which had a combined outstanding balance of $693 million, were repaid in full through contributions to the joint ventures from Noble and Shell. Shell contributed $361 million in equity to fund their portion of the repayment of joint venture credit facilities and related interest rate swaps, which were settled concurrently with the repayment and termination of the joint venture credit facilities.

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
Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments at December 31, 2011 (in thousands):

		Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter	Other
Contractual Cash Obligations
Long-term debt obligations (1)	$4,071,964	$25,000	$874,949	$249,647	$725,000	$299,938	$1,897,430	$—
Interest payments	2,128,719	173,993	162,477	143,741	129,638	111,702	1,407,168	—
Operating leases	71,682	19,721	18,550	12,481	4,654	3,020	13,256	—
Pension plan contributions	104,544	6,848	6,272	6,855	7,585	9,557	67,427	—
Purchase commitments (2)	3,031,792	955,029	1,047,817	1,028,946	—	—	—	—
Tax reserves (3)	118,111	—	—	—	—	—	—	118,111

Total contractual cash obligations	$9,526,812	$1,180,591	$2,110,065	$1,441,670	$866,877	$424,217	$3,385,281	$118,111

(1)
In March 2012, availability under our credit facility maturing in 2013 reduces by $25 million. We used the proceeds from our February 2012 senior notes offering to repay the outstanding balance on our Credit Facilities; therefore, we have shown the entire balance as long-term on our December 31, 2011 Consolidated Balance Sheet.

(2)	Purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases.

(3)
Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 12 to our accompanying consolidated financial statements.

At December 31, 2011, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called, as we typically comply with the underlying performance requirement.
The following table summarizes our other commercial commitments at December 31, 2011 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2012	2013	2014	2015	2016	Thereafter
Contractual Cash Obligations
Letters of Credit	$64,874	$64,874	$—	$—	$—	$—	$—
Surety bonds	241,810	205,858	15,892	4,199	15,861	—	—

Total commercial commitments	$306,684	$270,732	$15,892	$4,199	$15,861	$—	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.
Principles of Consolidation
The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. Our 2011 and 2010 consolidated financial statements include the accounts of two joint ventures, in each of which we own a 50 percent interest. Our ownership interest meets the definition of variable interest under Financial Accounting Standards Board (“FASB”) codification and we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.
The combined joint venture carrying amount of the Bully-class drillships at December 31, 2011 totaled $1.3 billion, which was primarily funded through partner equity contributions.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2011 and 2010, we had $4.4 billion and $3.2 billion of construction-in-progress, respectively. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to thirty years.
Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $122 million, $83 million and $55 million, respectively.
Overhauls and scheduled maintenance of equipment are performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other Assets” in the Consolidated Balance Sheets. Such amounts totaled $261 million and $183 million at December 31, 2011 and 2010, respectively.
Amortization of deferred costs for major maintenance projects is reflected in “Depreciation and amortization” in the accompanying Consolidated Statements of Income. The amount of such amortization was $111 million, $107 million and $102 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total repair and maintenance expense for the years ended December 31, 2011, 2010 and 2009, exclusive of amortization of deferred costs for major maintenance projects, was $242 million, $186 million and $175 million, respectively.
We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.

In January 2011, we announced the signing of a MOU with Petrobras regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represents the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. We expect the actual substitution to take place in the second quarter of 2012 after the Noble Phoenix completes its shipyard work.
In May 2009, our jackup the Noble David Tinsley experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom, which resulted in severe damage to the legs and the rig. We recorded a charge of $17 million during 2009 related to this involuntary conversion, which includes approximately $9 million for the write-off of the damaged legs.
During the first quarter of 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that had been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At both December 31, 2011 and 2010, loss reserves for personal injury and protection claims totaled $21 million, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed.
We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Absent a contract, the initial mobilization costs of newbuild rigs from the shipyard are deferred and amortized over the life of the rig. Subsequent costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $139 million and $104 million at December 31, 2011 and 2010, respectively. Such amounts are included in either “Other Current Liabilities” or “Other Liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition.
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

We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of our 2008 U.S. tax return. The examination team has proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts included in our 2008 tax return, and have filed protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions. In addition, a U.S. subsidiary of Frontier is also under audit for its 2007 and 2008 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we believe the assessments are in error. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $262 million (including interest and penalties), primarily in Mexico. In Mexico, these assessments total approximately $249 million. We recently received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $5 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims.
Additional audit claims of approximately $92 million attributable to customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.
Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings except for distributions upon which incremental income and withholding taxes would not be material.
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
In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.
Certain Significant Estimates and Contingent Liabilities
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. In addition, we are involved in several litigation matters, some of which could lead to potential liability to us. We follow FASB standards regarding contingent liabilities which are discussed in “Part II Item 8. Financial Statements and Supplementary Data, Note 16- Commitments and Contingencies” of our annual report on form 10-K.

New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding purchases, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in level three fair value measurements is deferred until fiscal years beginning after December 15, 2010. These additional disclosures did not have and are not expected to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In December 2010, the FASB issued ASU No. 2010-29, which amends ASC Topic 805, “Business Combinations.” This guidance requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective for annual reporting periods beginning on or after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In May 2011, the FASB issued ASU No. 2011-04, which amends ASC Topic 820, “Fair Value Measurements and Disclosures.” This amended guidance clarifies the wording used to describe many of the requirements in accounting literature for measuring fair value and for disclosing information about fair value measurements. The goal of the amendment is to create consistency between the United States and international accounting standards. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance should not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” This ASU allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment no longer allows an entity to show changes to other comprehensive income solely through the statement of equity. For publicly traded entities, the guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance will not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At December 31, 2011, we had $975 million in borrowings outstanding under the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of one percent would increase our interest charges by approximately $10 million per year.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $3.4 billion and $2.9 billion at December 31, 2011 and 2010, respectively. The increase was primarily a result of our issuance of $1.1 billion in debt in February 2011 and $935 million of additional borrowings under our revolving credit facilities, partially offset by the repayment of $693 million in joint venture credit facilities coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.

Foreign Currency Risk
Although we are a Swiss corporation, we define foreign currency as any non-U.S. denominated currency. Our functional currency is primarily the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, some of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease).
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in “Accumulated other comprehensive loss”. Amounts recorded in “Accumulated other comprehensive loss” are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives; however, we do maintain certain derivatives which were not designated for hedge accounting under FASB standards.
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies to mitigate exchange exposure. The forward contract settlements in 2012 represent approximately 23 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $42 million at December 31, 2011. Total unrealized loss related to these forward contracts was $3 million as of December 31, 2011 compared to a $2 million gain as of December 31, 2010. These items are recorded as part of “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. A ten percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $4 million.
We entered into a firm commitment for the construction of our Noble Globetrotter I drillship. The drillship was constructed in two phases, with the second phase being installation and commissioning of the topside equipment. Our payment obligation for this second phase of construction was denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2011, all amounts related to the forward contracts have settled. We accounted for these forward contracts as fair value hedges, and their fair market value was included in “Other current assets/liabilities” in our Consolidated Balance Sheets. No gain or loss from these fair value hedges was recognized in earnings for the years ended December 31, 2011 or 2010.
Market Risk
We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2011, our liability under the Restoration Plan totaled $6 million. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $5 million at December 31, 2011. A ten percent change in the fair value of the phantom investments would change our liability by approximately $0.5 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.

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
The following financial statements are filed in this Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Noble Corporation, a Swiss Corporation (“Noble-Swiss”)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Noble-Swiss and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Noble-Swiss maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble-Swiss’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble-Swiss’ internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2012

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$239,196	$337,871
Accounts receivable	587,163	387,414
Taxes receivable	75,284	81,066
Prepaid expenses	57,254	35,502
Other current assets	100,715	69,941

Total current assets	1,059,612	911,794

Property and equipment
Drilling equipment and facilities	14,839,627	12,471,283
Other	197,485	172,583

	15,037,112	12,643,866
Accumulated depreciation	(3,139,645)	(2,595,779)

	11,897,467	10,048,087

Other assets	538,080	342,506

Total assets	$13,495,159	$11,302,387

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	436,006	374,814
Accrued payroll and related costs	117,907	125,663
Taxes payable	94,920	96,448
Interest payable	54,419	40,260
Other current liabilities	123,928	84,049

Total current liabilities	827,180	801,447

Long-term debt	4,071,964	2,686,484
Deferred income taxes	242,791	258,822
Other liabilities	255,372	268,000

Total liabilities	5,397,307	4,014,753

Commitments and contingencies

Equity
Shares; 252,639 shares and 262,415 shares outstanding	766,595	917,684
Treasury shares, at cost; 287 shares and 10,140 shares	(10,553)	(373,967)
Additional paid-in capital	48,356	39,006
Retained earnings	6,676,444	6,630,500
Accumulated other comprehensive loss	(74,321)	(50,220)

Total shareholders’ equity	7,406,521	7,163,003

Noncontrolling interests	691,331	124,631

Total equity	8,097,852	7,287,634

Total liabilities and equity	$13,495,159	$11,302,387

See accompanying notes to the consolidated financial statements

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating revenues
Contract drilling services	$2,556,758	$2,695,493	$3,509,755
Reimbursables	79,195	76,831	99,201
Labor contract drilling services	59,004	32,520	30,298
Other	875	2,332	1,530

	2,695,832	2,807,176	3,640,784

Operating costs and expenses
Contract drilling services	1,384,200	1,177,800	1,006,764
Reimbursables	58,439	59,414	85,035
Labor contract drilling services	33,885	22,056	18,827
Depreciation and amortization	658,640	539,829	408,313
Selling, general and administrative	91,377	91,997	80,262
Gain on contract extinguishments, net	(21,202)	—	—
Loss on asset disposal/involuntary conversion, net	—	—	30,839

	2,205,339	1,891,096	1,630,040

Operating income	490,493	916,080	2,010,744

Other income (expense)
Interest expense, net of amount capitalized	(55,727)	(9,457)	(1,685)
Interest income and other, net	1,484	9,886	6,843

Income before income taxes	436,250	916,509	2,015,902
Income tax provision	(72,625)	(143,077)	(337,260)

Net income	363,625	773,432	1,678,642

Income attributable to noncontrolling interests	7,273	(3)	—

Net income attributable to Noble Corporation	$370,898	$773,429	$1,678,642

Net income per share attributable to Noble Corporation
Basic	$1.46	$3.03	$6.44
Diluted	1.46	3.02	6.42

Weighted-Average Shares Outstanding:
Basic	251,405	253,123	258,035
Diluted	251,989	253,936	258,891
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$363,625	$773,432	$1,678,642
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	658,640	539,829	408,313
Gain on contract extinguishments, net	(21,202)	—	—
Loss on asset disposal/involuntary conversion, net	—	—	30,839
Deferred income tax provision	(82,325)	(41,409)	36,866
Share-based compensation	31,904	34,930	37,995
Net change in other assets and liabilities	(191,658)	347,594	(55,939)

Net cash from operating activities	758,984	1,654,376	2,136,716

Cash flows from investing activities
Capital expenditures	(2,639,979)	(1,423,484)	(1,431,498)
Change in accrued capital expenditures	81,047	139,185	(63,561)
Refund from contract extinguishments	18,642	—	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	—	(1,629,644)	—

Net cash from investing activities	(2,540,290)	(2,913,943)	(1,495,059)

Cash flows from financing activities
Increase in bank credit facilities, net	935,000	40,000	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	1,238,074	—
Contributions from joint venture partners	536,000	35,000	—
Payments of other long-term debt	—	—	(172,700)
Payments of joint venture debt	(693,494)	—	—
Settlement of interest rate swap	(29,032)	(6,186)	—
Financing costs on credit facilities	(2,835)	—	—
Proceeds from employee stock transactions	9,924	11,828	12,168
Repurchases of employee shares	(10,233)	(10,116)	(7,106)
Dividends/par value reduction payments paid	(150,532)	(227,325)	(47,939)
Repurchases of shares	—	(219,330)	(203,898)

Net cash from financing activities	1,682,631	861,945	(419,475)

Net (decrease) increase in cash and cash equivalents	(98,675)	(397,622)	222,182
Cash and cash equivalents, beginning of period	337,871	735,493	513,311

Cash and cash equivalents, end of period	$239,196	$337,871	$735,493

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

							Accumulated
			Capital in				Other
	Shares		Excess of	Retained	Treasury	Noncontrolling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Shares	Interests	Loss	Equity

Balance at January 1, 2009	261,899	$26,190	$402,115	$4,919,667	$—	$—	$(57,257)	$5,290,715

Employee related equity activity
Share-based compensation	1,472	766	8,255	28,974	—	—	—	37,995
Contribution to employee benefit plans	17	49	152	339	—	—	—	540
Exercise of stock options	720	3,098	162	8,908	—	—	—	12,168
Tax benefit of stock options exercised	—	—	(1,597)	9,144	—	—	—	7,547
Restricted shares forfeited or repurchased for taxes	(413)	(597)	(5,527)	(982)	—	—	—	(7,106)
Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	(143,031)	—	—	(186,506)
Cancellation of shares in Transaction	(261,246)	(26,125)	26,125	(775,950)	—	—	—	(775,950)
Issuance of shares in Transaction	261,246	1,162,332	(386,382)	—	—	—	—	775,950
Net income	—	—	—	1,678,642	—	—	—	1,678,642
Dividends/par value reduction payments paid	—	(34,934)	—	(13,005)	—	—	—	(47,939)
Other comprehensive income, net	—	—	—	—	—	—	2,376	2,376

Balance at December 31, 2009	261,975	$1,130,607	$—	$5,855,737	$(143,031)	$—	$(54,881)	$6,788,432

Employee related equity activity
Share-based compensation	78	313	34,617	—	—	—	—	34,930
Contribution to employee benefit plans	8	30	196	—	—	—	—	226
Exercise of stock options	538	2,119	9,483	—	—	—	—	11,602
Tax benefit of stock options exercised	—	—	6,494	—	—	—	—	6,494
Restricted shares forfeited or repurchased for taxes	(184)	(809)	965	1,334	(11,606)	—	—	(10,116)
Repurchases of shares	—	—	—	—	(219,330)	—	—	(219,330)
Net income	—	—	—	773,429	—	3	—	773,432
Dividends/par value reduction payments paid	—	(214,576)	(12,749)	—	—	—	—	(227,325)
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	—	124,628	—	124,628
Other comprehensive income, net	—	—	—	—	—	—	4,661	4,661

Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$124,631	$(50,220)	$7,287,634

Employee related equity activity
Share-based compensation	252	848	31,066	—	—	—	—	31,914
Exercise of stock options	501	1,661	7,303	—	—	—	—	8,964
Tax benefit of stock options exercised	—	—	950	—	—	—	—	950
Restricted shares forfeited or repurchased for taxes	(413)	(1,401)	1,401	—	(10,233)	—	—	(10,233)
Retirement of treasury shares	(10,116)	(33,035)	—	(340,612)	373,647	—	—	—
Settlement of FIN 48 provision	—	—	—	15,658	—	—	—	15,658
Net income	—	—	—	370,898	—	(7,273)	—	363,625
Equity contribution by joint venture partner	—	—	—	—	—	573,973	—	573,973
Dividends/par value reduction payments paid	—	(119,162)	(31,370)	—	—	—	—	(150,532)
Other comprehensive loss, net	—	—	—	—	—	—	(24,101)	(24,101)

Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$691,331	$(74,321)	$8,097,852

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$363,625	$773,432	$1,678,642

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,566)	2,456	277
Gain (loss) on foreign currency forward contracts	(4,665)	1,187	417
Gain (loss) on interest rate swaps	(366)	366	—
Net pension plan loss (net of a tax benefit of $12,845 in 2011, $2,888 in 2010 and $1,635 in 2009)	(18,551)	(1,898)	(1,424)
Amortization of deferred pension plan amounts (net of tax provision of $1,146 in 2011, $1,286 in 2010 and $653 in 2009)	2,047	2,550	3,106

Other comprehensive income (loss), net	(24,101)	4,661	2,376

Total comprehensive income	339,524	778,093	1,681,018

Less: Income attributable to noncontrolling interests	7,273	(3)	—

Less: Noncontrolling portion of gain (loss) on interest rate swaps	183	(183)	—

Comprehensive income attributable to Noble Corporation	$346,980	$777,907	$1,681,018

See accompanying notes to the consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Noble Corporation, a Cayman Islands Company (“Noble-Cayman”)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Noble-Cayman and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Noble-Cayman maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble-Cayman’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble-Cayman’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2012

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$235,056	$333,399
Accounts receivable	587,163	387,414
Taxes receivable	75,284	81,066
Prepaid expenses	54,563	33,232
Other current assets	98,651	69,821

Total current assets	1,050,717	904,932

Property and equipment
Drilling equipment and facilities	14,839,627	12,471,283
Other	163,301	143,691

	15,002,928	12,614,974
Accumulated depreciation	(3,134,401)	(2,594,954)

	11,868,527	10,020,020

Other assets	538,161	342,592

Total assets	$13,457,405	$11,267,544

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$80,213
Accounts payable	435,729	374,559
Accrued payroll and related costs	108,908	120,634
Taxes payable	91,190	94,132
Interest payable	54,419	40,260
Other current liabilities	123,399	83,759

Total current liabilities	813,645	793,557

Long-term debt	4,071,964	2,686,484
Deferred income taxes	242,791	258,822
Other liabilities	255,372	268,026

Total liabilities	5,383,772	4,006,889

Commitments and contingencies

Equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	450,616	416,232
Retained earnings	6,979,882	6,743,887
Accumulated other comprehensive loss	(74,321)	(50,220)

Total shareholder equity	7,382,302	7,136,024

Noncontrolling interests	691,331	124,631

Total equity	8,073,633	7,260,655

Total liabilities and equity	$13,457,405	$11,267,544

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating revenues
Contract drilling services	$2,556,758	$2,695,493	$3,509,755
Reimbursables	79,195	76,831	99,201
Labor contract drilling services	59,004	32,520	30,298
Other	875	2,332	1,157

	2,695,832	2,807,176	3,640,411

Operating costs and expenses
Contract drilling services	1,371,415	1,172,801	1,006,764
Reimbursables	58,439	59,414	85,035
Labor contract drilling services	33,885	22,056	18,827
Depreciation and amortization	657,205	539,004	408,313
Selling, general and administrative	56,787	55,568	58,543
Gain on contract extinguishments, net	(21,202)	—	—
Loss on asset disposal/involuntary conversion, net	—	—	30,839

	2,156,529	1,848,843	1,608,321

Operating income	539,303	958,333	2,032,090

Other income (expense)
Interest expense, net of amount capitalized	(55,727)	(9,457)	(1,685)
Interest income and other, net	2,480	8,527	6,810

Income before income taxes	486,056	957,403	2,037,215
Income tax provision	(71,286)	(141,866)	(336,834)

Net income	414,770	815,537	1,700,381

Income attributable to noncontrolling interests	7,273	(3)	—

Net income attributable to Noble Corporation	$422,043	$815,534	$1,700,381

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$414,770	$815,537	$1,700,381
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	657,205	539,004	408,313
Gain on contract extinguishments, net	(21,202)	—	—
Loss on asset disposal/involuntary conversion, net	—	—	30,839
Deferred income tax provision	(82,325)	(41,409)	36,866
Share-based compensation	—	—	8,399
Capital contribution by parent — share-based compensation	18,726	20,604	27,254
Net change in other assets and liabilities	(197,943)	342,631	(63,417)

Net cash from operating activities	789,231	1,676,367	2,148,635

Cash flows from investing activities
Capital expenditures	(2,634,687)	(1,422,655)	(1,403,435)
Change in accrued capital expenditures	81,047	139,185	(63,561)
Refund from contract extinguishments	18,642	—	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	—	(1,629,644)	—

Net cash from investing activities	(2,534,998)	(2,913,114)	(1,466,996)

Cash flows from financing activities
Increase in bank credit facilities, net	935,000	40,000	—
Proceeds from issuance of senior notes, net of debt issuance costs	1,087,833	1,238,074	—
Contributions from joint venture partner	536,000	35,000	—
Payments of other long-term debt	—	—	(172,700)
Payments of joint venture debt	(693,494)	—	—
Settlement of interest rate swaps	(29,032)	(6,186)	—
Financing costs on credit facilities	(2,835)	—	—
Distributions to parent company, net	(186,048)	(462,967)	(218,258)
Proceeds from employee stock transactions	—	—	(6,430)
Dividends paid	—	—	(10,470)
Repurchases of ordinary shares	—	—	(60,867)

Net cash from financing activities	1,647,424	843,921	(468,725)

Net (decrease) increase in cash and cash equivalents	(98,343)	(392,826)	212,914
Cash and cash equivalents, beginning of period	333,399	726,225	513,311

Cash and cash equivalents, end of period	$235,056	$333,399	$726,225

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

						Accumulated
			Capital in			Other
	Shares		Excess of	Retained	Noncontrolling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Interests	Loss	Equity

Balance at January 1, 2009	261,899	$26,190	$402,115	$4,919,667	$—	$(57,257)	$5,290,715

Share-based compensation
Share-based compensation	1,331	133	8,266	—	—	—	8,399
Contribution to employee benefit plans	6	1	152	—	—	—	153
Exercise of stock options	15	2	145	—	—	—	147
Tax benefit of stock options exercised	—	—	6,533	—	—	—	6,533
Restricted shares forfeited or repurchased for taxes	(285)	(29)	(5,534)	—	—	—	(5,563)
Repurchases of ordinary shares	(1,720)	(172)	(43,303)	—	—	—	(43,475)
Net income	—	—	—	1,700,381	—	—	1,700,381
Dividends/par value reduction payments paid	—	—	—	(10,470)	—	—	(10,470)
Capital contributions by parent-
Share-based compensation	—	—	27,254	—	—	—	27,254
Distributions to parent	—	—	—	(218,258)	—	—	(218,258)
Other comprehensive income, net	—	—	—	—	—	2,376	2,376

Balance at December 31, 2009	261,246	$26,125	$395,628	$6,391,320	$—	$(54,881)	$6,758,192

Distributions to parent	—	—	—	(462,967)	—	—	(462,967)
Capital contributions by parent-
Share-based compensation	—	—	20,604	—	—	—	20,604
Net income			—	815,534	3	—	815,537
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	124,628	—	124,628
Other comprehensive income, net	—	—	—	—	—	4,661	4,661

Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$124,631	$(50,220)	$7,260,655

Distributions to parent	—	—	—	(186,048)	—	—	(186,048)
Capital contributions by parent-
Share-based compensation	—	—	18,726	—	—	—	18,726
Net income	—	—	—	422,043	(7,273)	—	414,770
Settlement of FIN 48 provision	—	—	15,658	—	—	—	15,658
Noncontrolling interest contributions	—	—	—	—	573,973	—	573,973
Other comprehensive loss, net	—	—	—	—	—	(24,101)	(24,101)

Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$691,331	$(74,321)	$8,073,633

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$414,770	$815,537	$1,700,381

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,566)	2,456	277
Gain (loss) on foreign currency forward contracts	(4,665)	1,187	417
Gain (loss) on interest rate swaps	(366)	366	—
Net pension plan loss (net of a tax benefit of $12,845 in 2011, $2,888 in 2010 and $1,635 in 2009)	(18,551)	(1,898)	(1,424)
Amortization of deferred pension plan amounts (net of tax provision of $1,146 in 2011, $1,286 in 2010 and $653 in 2009)	2,047	2,550	3,106

Other comprehensive income (loss), net	(24,101)	4,661	2,376

Total comprehensive income	390,669	820,198	1,702,757

Less: Income attributable to noncontrolling interests	7,273	(3)	—

Less: Noncontrolling portion of gain (loss) on interest rate swaps	183	(183)	—

Comprehensive income attributable to Noble Corporation	$398,125	$820,012	$1,702,757

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Organization and Significant Accounting Policies
Organization and Business
Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units and one floating production storage and offloading unit (“FPSO”) located worldwide. Our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. Our fleet includes 11 units under construction:
•	five dynamically positioned, ultra-deepwater, harsh environment drillships and
•	six high-specification heavy-duty, harsh environment jackup rigs.
As of February 15, 2012, approximately 84 percent of our fleet was located outside the United States in the following areas: Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India and the Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
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
Principles of Consolidation
The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. Our 2011 and 2010 consolidated financial statements include the accounts of two joint ventures, in each of which we own a 50 percent interest. Our ownership interest meets the definition of variable interest under Financial Accounting Standards Board (“FASB”) codification and we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Translation
Although we are a Swiss corporation, we define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2011, 2010 and 2009.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Cash flows from our labor contract drilling services in Canada are calculated based on the Canadian Dollar. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2011, 2010 or 2009.
Investments in Marketable Securities
Investments in marketable securities are classified as trading securities and carried at fair value in “Other Current Assets” with the unrealized gain or loss included in “Other Income” in the accompanying Consolidated Statements of Income.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2011 and 2010, there was $4.4 billion and $3.2 billion of construction-in-progress, respectively. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years. Included in accounts payable was $210 million and $161 million of capital accruals as of December 31, 2011 and 2010, respectively.
Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $122 million, $83 million and $55 million, respectively.
Overhauls and scheduled maintenance of equipment are performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and scheduled major maintenance projects that benefit future periods and which typically occur every three to five years are deferred when incurred and amortized over an equivalent period. The deferred portion of these major maintenance projects is included in “Other Assets” in the Consolidated Balance Sheets. Such amounts totaled $261 million and $183 million at December 31, 2011 and 2010, respectively.
Amortization of deferred costs for major maintenance projects is reflected in “Depreciation and amortization” in the accompanying Consolidated Statements of Income. The amount of such amortization was $111 million, $107 million and $102 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total repair and maintenance expense for the years ended December 31, 2011, 2010 and 2009, exclusive of amortization of deferred costs for major maintenance projects, was $242 million, $186 million and $175 million, respectively.
We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.
In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petroleo Brasileiro S.A. (“Petrobras”) regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Royal Dutch Shell, PLC (“Shell”) in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represents the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. We expect the actual substitution to take place in the second quarter of 2012 after the Noble Phoenix completes its shipyard work.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In May 2009, our jackup, the Noble David Tinsley, experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom, which resulted in severe damage to the legs and the rig. We recorded a charge of $17 million during 2009 related to this involuntary conversion, which includes approximately $9 million for the write-off of the damaged legs.
During the first quarter of 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that had been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig.
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
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At both December 31, 2011 and 2010, loss reserves for personal injury and protection claims totaled $21 million, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Revenue Recognition
Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed.
We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Absent a contract, the initial mobilization costs of newbuild rigs from the shipyard are deferred and amortized over the life of the rig. Subsequent costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Deferred revenues under drilling contracts totaled $139 million at December 31, 2011 as compared to $104 million at December 31, 2010, including $65 million in fair value contract adjustments in connection with our acquisition of FDR Holdings Ltd. discussed in Note 2. Such amounts are included in either “Other Current Liabilities” or “Other Liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition. As discussed in Note 10- “Gain on contract extinguishments, net,” in connection with the cancelation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million in the first quarter of 2011, which represented the unamortized balance of the contract’s fair value adjustment.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Income Taxes
Income taxes are based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.
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
Net Income per Share
Our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential registered shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.
Share-Based Compensation Plans
We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.
Certain Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
Reclassifications
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Certain other reclassifications have been made to amounts in prior period financial statements to conform to current period presentations. We believe these reclassifications are immaterial as they do not have a material impact on our financial position, results of operations or cash flows.
Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” relating to the disclosure of the fair value of assets. This guidance calls for additional information to be given regarding the transfer of items in and out of respective categories. In addition, it requires additional disclosures regarding purchases, sales, issuances, and settlements of assets that are classified as level three within the FASB fair value hierarchy. This guidance is generally effective for annual and interim periods ending after December 15, 2009. However, the disclosures about purchases, sales, issuances and settlements in the roll-forward activity in level three fair value measurements is deferred until fiscal years beginning after December 15, 2010. These additional disclosures did not have and are not expected to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In December 2010, the FASB issued ASU No. 2010-29, which amends ASC Topic 805, “Business Combinations.” This guidance requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective for annual reporting periods beginning on or after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In May 2011, the FASB issued ASU No. 2011-04, which amends ASC Topic 820, “Fair Value Measurements and Disclosures.” This amended guidance clarifies the wording used to describe many of the requirements in accounting literature for measuring fair value and for disclosing information about fair value measurements. The goal of the amendment is to create consistency between the United States and international accounting standards. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance should not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” This ASU allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment no longer allows an entity to show changes to other comprehensive income solely through the statement of equity. For publicly traded entities, the guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. While we are still evaluating this guidance, the adoption of this guidance will not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following unaudited pro forma financial information for the years ended December 31, 2010 and 2009, gives effect to the Frontier acquisition as if it had occurred January 1, 2009. The pro forma financial information for the year ended December 31, 2010 includes pro forma results for the period prior to the closing date of July 28, 2010 and actual results for the period from July 28, 2010 through December 31, 2010. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	2010	2009
Total operating revenues	$2,985,439	$3,965,457
Net income to Noble Corporation	716,875	1,674,722
Net income per share (Diluted)	$2.80	$6.40
Revenues and operating expenses from the Frontier rigs totaled $147 million and $98 million, respectively, from the closing date of July 28, 2010 through December 31, 2010.
Consolidated joint ventures
In connection with the Frontier acquisition, we acquired Frontier’s 50 percent interest in two joint ventures, each with a subsidiary of Shell, for the construction and operation of the two Bully-class drillships. Since these entities’ equity at risk is insufficient to permit them to carry on their activities without additional financial support, they each meet the criteria for a variable interest entity. We have determined that we are the primary beneficiary. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.
In the first quarter of 2011, the joint venture credit facilities, which had a combined outstanding balance of $693 million, were repaid in full through contributions to the joint ventures from Noble and Shell. Shell contributed $361 million in equity to fund their portion of the repayment of joint venture credit facilities and related interest rate swaps, which were settled concurrently with the repayment and termination of the joint venture credit facilities.
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
In April 2011, the Bully joint venture partners also entered into capital contribution agreements whereby capital calls up to a total of $360 million can be made for funds needed to complete the projects. As of December 31, 2011, the total capital contributed under these agreements was $280 million. Subsequent to December 31, 2011, the remaining $80 million was contributed.
The combined carrying amount of the Bully-class drillships at December 31, 2011 totaled $1.3 billion, which was primarily funded through partner equity contributions.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 3- Earnings per Share
The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss:

	Year Ended December 31,
	2011	2010	2009
Allocation of income from continuing operations
Basic
Net income attributable to Noble Corporation	$370,898	$773,429	$1,678,642
Earnings allocated to unvested share-based payment awards	(3,727)	(7,497)	(16,811)

Net income to common shareholders — basic	$367,171	$765,932	$1,661,831

Diluted
Net income attributable to Noble Corporation	$370,898	$773,429	$1,678,642
Earnings allocated to unvested share-based payment awards	(3,719)	(7,481)	(16,758)

Net income to common shareholders — diluted	$367,179	$765,948	$1,661,884

Weighted average shares outstanding — basic	251,405	253,123	258,035
Incremental shares issuable from assumed exercise of stock options	584	813	856

Weighted average shares outstanding — diluted	251,989	253,936	258,891

Weighted average unvested share-based payment awards	2,552	2,438	2,611

Earnings per share
Basic	$1.46	$3.03	$6.44
Diluted	$1.46	$3.02	$6.42
Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the years ended December 31, 2011, 2010 and 2009, stock options totaling 1.1 million, 0.8 million and 0.1 million, respectively, were excluded from the diluted net income per share calculation as they were not dilutive.
Note 4- Marketable Securities
Marketable Equity Securities
We have investments that closely correlate to the investment elections made by participants in the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”) in order to mitigate the impact of the investment income and losses from the Restoration Plan on our consolidated financial statements. The value of these investments held for our benefit totaled $5 million and $7 million at December 31, 2011 and 2010, respectively. These assets were classified as trading securities and carried at fair value in “Other current assets” with the realized and unrealized gain or loss included in “Other income” in the accompanying Consolidated Statements of Income. We recognized a loss of $0.4 million during 2011, a gain of $0.7 million during 2010 and a loss of $2 million on these investments in 2009.
Note 5- Receivables from Customers
As discussed in Note 16, in May 2010 Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. We currently expect this matter to be set for trial during the second quarter of 2012. Anadarko has also attempted to offset revenue that we had billed for services performed prior to their termination of the contract against other amounts it claims are owed relating to costs Anadarko incurred after Hurrican Ike, and that are the subject of a separate dispute. At December 31, 2011, we had accounts receivable of approximately $14 million related to this attempted offset. We do not believe Anadarko has a basis to offset these invoiced amounts. While we will continue to litigate the matter to full resolution, we can make no assurances as to the collection of these amounts or the outcome of this dispute.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In June 2010, a subsidiary of Frontier entered into a charter contract with a subsidiary of BP PLC (“BP”) for the Seillean with a term of a minimum of 100 days. The unit went on hire on July 23, 2010. In October 2010, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and has made other claims and is demanding that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter. The charter contains a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Outstanding receivables related to this charter totaled $35 million as of December 31, 2011. These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet at December 31, 2011. We believe that if BP were to be successful in claiming the contract void ab initio, we would have an indemnity claim against the former shareholders of Frontier. We have put the former owners of Frontier on notice of this potential claim. We can make no assurances as to the outcome of this dispute.
At December 31, 2011, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet at December 31, 2011. The disputed amount relates to lost revenues due from Pemex for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we believe we are entitled to the disputed amounts, we can make no assurances as to the outcome of this dispute.
Note 6- Property and Equipment
Property and equipment, at cost, as of December 31, 2011 and 2010, consisted of the following:

	2011	2010
Drilling equipment and facilities	$10,471,877	$9,274,968
Construction in progress	4,367,750	3,196,315
Other	197,485	172,583

	$15,037,112	$12,643,866

Capital expenditures, including capitalized interest, totaled $2.6 billion and $1.4 billion for the years ended December 31, 2011 and 2010, respectively. Capital expenditures for 2010 do not include the fair value of assets acquired as part of the Frontier acquisition. Capital expenditures for 2011 consisted of the following:
•	$1.7 billion for newbuild construction;

•	$636 million for major projects, including $149 million to upgrade two drillships currently operating in Brazil;

•	$211 million for other capitalized expenditures, including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and

•	$122 million in capitalized interest.
Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $122 million and $83 million for the years ended December 31, 2011 and 2010, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 7- Debt
Long-term debt consists of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,949	$299,911
7.375% Senior Notes due 2014	249,647	249,506
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,938	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,783	498,672
4.625% Senior Notes due 2021	399,480	—
6.20% Senior Notes due 2040	399,890	399,889
6.05% Senior Notes due 2041	397,582	—
Credit Facilities	975,000	40,000

Consolidated joint venture debt instruments:
Joint venture credit facilities	$—	$691,052
Joint venture partner notes	—	35,972

Total Debt	4,071,964	2,766,697

Less: Current Maturities	—	(80,213)

Long-term Debt	$4,071,964	$2,686,484

We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of $1.2 billion. One credit facility, which has a capacity of $600 million, matures in 2013, and during the first quarter of 2011, we entered into an additional $600 million revolving credit facility which matures in 2015 (together referred to as the “Credit Facilities”). The new facility is guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2011, our ratio of debt to total tangible capitalization was 0.35 for the credit facility maturing in 2013 and 0.33 for the credit facility maturing in 2015. We were in compliance with all covenants under the Credit Facilities as of December 31, 2011.
In March 2012, availability under our credit facility maturing in 2013 reduces by $25 million. As discussed below, we used the proceeds from our February 2012 senior notes offering to repay the outstanding balance on our Credit Facilities. As such, we have classified the entire balance as “Long-term debt” on our Consolidated Balance Sheet at December 31, 2011.
The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At December 31, 2011, we had borrowings of $975 million outstanding under the Credit Facilities.
At December 31, 2011, we had letters of credit of $65 million and performance and tax assessment bonds totaling $242 million supported by surety bonds outstanding. Of the letters of credit outstanding, $32 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
On July 26, 2010, we issued, through NHIL, $1.25 billion aggregate principal amount of senior notes in three separate tranches, comprising $350 million of 3.45% Senior Notes due 2015, $500 million of 4.90% Senior Notes due 2020, and $400 million of 6.20% Senior Notes due 2040. Proceeds, net of discount and issuance costs, totaled $1.24 billion and were used to finance a portion of the cash consideration for the Frontier acquisition. Noble-Cayman fully and unconditionally guaranteed the notes on a senior unsecured basis. Interest on all three series of these senior notes is payable semi-annually, in arrears, on February 1 and August 1 of each year.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In February 2011, we issued, through NHIL, $1.1 billion aggregate principal amount of senior notes in three separate tranches, comprising $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. The weighted average coupon of all three tranches is 4.71%. A portion of the net proceeds of approximately $1.09 billion, after expenses, was used to repay the outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities discussed below.
In the first quarter of 2011, the joint venture credit facilities, which had a combined outstanding balance of $693 million, were repaid in full through contributions to the joint ventures from Noble and Shell. Shell contributed $361 million in equity to fund their portion of the repayment of joint venture credit facilities and related interest rate swaps, which were settled concurrently with the repayment and termination of the joint venture credit facilities.
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
In February 2012, we completed, through NHIL, a debt offering of $1.2 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the outstanding balance on our credit facilities.
Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

	Total	2012	2013	2014	2015	2016	Thereafter
5.875% Senior Notes due 2013	$299,949	$—	$299,949	$—	$—	$—	$—
7.375% Senior Notes due 2014	249,647	—	—	249,647	—	—	—
3.45% Senior Notes due 2015	350,000	—	—	—	350,000	—	—
3.05% Senior Notes due 2016	299,938	—	—	—	—	299,938	—
7.50% Senior Notes due 2019	201,695	—	—	—	—	—	201,695
4.90% Senior Notes due 2020	498,783	—	—	—	—	—	498,783
4.625% Senior Notes due 2021	399,480	—	—	—	—	—	399,480
6.20% Senior Notes due 2040	399,890	—	—	—	—	—	399,890
6.05% Senior Notes due 2041	397,582	—	—	—	—	—	397,582
Credit Facilities (1)	975,000	25,000	575,000	—	375,000	—	—

Total	$4,071,964	$25,000	$874,949	$249,647	$725,000	$299,938	$1,897,430

(1)
In March 2012, availability under our credit facility maturing in 2013 reduces by $25 million. We used the proceeds from our February 2012 senior notes offering to repay the outstanding balance on our Credit Facilities; therefore, we have shown the entire balance as long-term on our December 31, 2011 Consolidated Balance Sheet.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Fair Value of Financial Instruments
The fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities. The following table presents the estimated fair value of our long-term debt as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,949	$317,586	$299,911	$324,281
7.375% Senior Notes due 2014	249,647	278,966	249,506	282,078
3.45% Senior Notes due 2015	350,000	363,571	350,000	357,292
3.05% Senior Notes due 2016	299,938	306,057	—	—
7.50% Senior Notes due 2019	201,695	248,623	201,695	242,464
4.90% Senior Notes due 2020	498,783	531,437	498,672	516,192
4.625% Senior Notes due 2021	399,480	416,847	—	—
6.20% Senior Notes due 2040	399,890	450,017	399,889	423,345
6.05% Senior Notes due 2041	397,582	443,308	—	—
Credit facilities	975,000	975,000	40,000	40,000
Consolidated joint venture debt instruments
Joint venture credit facilities	—	—	691,052	691,052
Joint venture partner notes	—	—	35,972	35,972
Note 8- Equity
Share Capital
The following table provides a detail of Noble-Swiss’ share capital as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Shares outstanding and trading	252,352	252,275
Treasury shares	287	10,140

Total shares outstanding	252,639	262,415

Treasury shares held for share-based compensation plans	13,511	13,851

Total shares authorized for issuance	266,150	276,266

Par value (in Swiss Francs)	3.41	3.93
Shares authorized for issuance by Noble-Swiss at December 31, 2011 totaled 266.2 million shares and include 0.3 million shares held in treasury by Noble-Swiss and 13.5 million treasury shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock.
Share repurchases are made pursuant to the share repurchase program that our Board of Directors authorized and adopted, and are discussed further in “Share Repurchases” below.
During July 2011, after making the required filings with the Swiss Commercial Register, 10.1 million repurchased shares held in treasury were cancelled and the total number of shares authorized for issuance was reduced to 266.2 million shares.
Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 133.1 million conditionally authorized registered shares without obtaining shareholder approval. The issuance of these conditionally authorized registered shares is subject to certain conditions regarding their use.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Share Repurchases
Share repurchases made in the open market were made pursuant to the share repurchase program, which our Board of Directors authorized and adopted. At December 31, 2011, 6.8 million shares remained available under this authorization. Future repurchases will be subject to the requirements of Swiss law, including the requirement that we and our subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all registered shares held by us and our subsidiaries, including treasury shares, may not exceed 10 percent of our registered share capital without shareholder approval. Our existing share repurchase program received the required shareholder approval prior to completion of our 2009 Swiss migration transaction. Share repurchases for each of the three years ended December 31, 2011 are as follows:

	Total Number		Average
Year Ended	of Shares		Price Paid
December 31,	Purchased (1)	Total Cost	per Share
2011	261,721	$10,233	$39.10
2010	6,390,488	230,936	36.14
2009	5,470,000	186,506	34.10

(1)	Includes shares surrendered by employees for taxes payable upon the vesting of restricted stock.
Share-Based Compensation Plans
Stock Plans
The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. The 1991 Plan limits the total number of shares issuable under the plan to 45.1 million. As of December 31, 2011, we had 3.6 million shares remaining available for grants to employees under the 1991 Plan.
Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. We granted options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. The 1992 Plan limits the total number of shares issuable under the plan to 1.6 million. As of December 31, 2011, we had 0.6 million shares remaining available for award to non-employee directors under the 1992 Plan.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Stock Options
A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2011, 2010 and 2009 and the changes during the year ended on those dates is presented below:

	2011		2010		2009
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,767,486	$26.22	3,121,317	$24.39	3,553,999	$22.84
Granted	322,567	37.71	212,730	39.46	302,815	24.63
Exercised (1)	(506,149)	17.89	(549,405)	21.12	(718,283)	16.94
Forfeited	(85,242)	31.33	(17,156)	20.78	(17,214)	19.52

Outstanding at end of year (2)	2,498,662	29.22	2,767,486	26.22	3,121,317	24.39

Exercisable at end of year (2)	2,004,370	$27.55	2,310,614	$24.79	2,688,179	$23.52

(1)	The intrinsic value of options exercised during the year ended December 31, 2011 was $9 million.

(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 was $10 million.
The following table summarizes additional information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Underlying	Remaining	Exercise	Number	Exercise
	Options	Life (Years)	Price	Exercisable	Price
$15.55 to $24.65	637,051	1.12	$17.00	634,370	$16.97
$24.66 to $34.67	790,089	4.78	26.50	710,936	26.70
$34.68 to $43.01	1,071,522	6.64	38.50	659,064	38.66

Total	2,498,662	4.64	$29.22	2,004,370	$27.55

Fair value information and related valuation assumptions for stock options granted are as follows:

	2011	2010	2009
Weighted average fair value per option granted	$13.20	$16.14	$8.64

Valuation assumptions:
Expected option term (years)	6	6	5
Expected volatility	38.6%	44.6%	38.5%
Expected dividend yield	1.5%	1.2%	0.7%
Risk-free interest rate	2.6%	2.6%	2.1%
The fair value of each option is estimated on the date of grant using a Black-Scholes pricing model. Assumptions used in the valuation are shown in the table above. The expected term of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior, current trends and values derived from lattice-based models. Expected volatilities are based on implied volatilities of traded options on our shares, historical volatility of our shares, and other factors. The expected dividend yield is based on historical yields on the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
A summary of the status of our non-vested stock options at December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-Vested Options at January 1, 2011	456,872	$12.91
Granted	322,567	13.20
Vested	(250,431)	12.69
Forfeited	(68,174)	12.86

Non-Vested Options at December 31, 2011	460,834	$13.24

At December 31, 2011, there was $4 million of total unrecognized compensation cost remaining for option grants awarded under the 1991 Plan. We attribute the service period to the vesting period and the unrecognized compensation is expected to be recognized over a weighted-average period of 1.6 years. Compensation cost recognized during the years ended December 31, 2011, 2010 and 2009 related to stock options totaled $3 million, $3 million and $2 million, respectively.
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
The time-vested restricted stock is valued on the date of award at our underlying share price. The total compensation for shares that ultimately vest is recognized over the service period. The shares and related par value are recorded when the restricted stock vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.
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

	2011	2010	2009
Valuation assumptions:
Expected volatility	57.7%	57.2%	47.6%
Expected dividend yield	0.6%	0.5%	0.5%
Risk-free interest rate	1.3%	1.3%	2.1%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
A summary of the restricted share awards for each of the years in the period ended December 31 is as follows:

	2011	2010	2009
Time-vested restricted shares:
Shares awarded (maximum available)	660,124	537,269	820,523
Weighted-average share price at award date	$37.68	$39.69	$26.99
Weighted-average vesting period (years)	3.0	3.0	3.0

Performance-vested restricted shares:
Shares awarded (maximum available)	508,206	349,784	579,160
Weighted-average share price at award date	$37.60	$39.73	$24.46
Three-year performance period ended December 31	2013	2012	2011
Weighted-average award-date fair value	$16.77	$17.76	$13.55
We award both time-vested restricted stock and unrestricted shares under the 1992 Plan. The time-vested restricted stock awards generally vest over a three-year period. During the years ended December 31, 2011, 2010 and 2009, we awarded 69,711, 78,714 and 67,280 unrestricted shares to non-employee directors, resulting in related compensation cost of $3 million, $3 million and $2 million, respectively. We did not award any time-vested restricted stock under the 1992 Plan during the year ended December 31, 2011.
A summary of the status of non-vested restricted shares at December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

	Time-Vested	Weighted	Performance-Vested	Weighted
	Restricted	Average	Restricted	Average
	Shares	Award-Date	Shares	Award-Date
	Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested restricted shares at January 1, 2011	1,199,551	$35.13	1,225,869	$17.01
Awarded	660,124	37.68	508,206	16.77
Vested	(613,451)	35.75	—	—
Forfeited	(115,787)	35.90	(491,870)	20.88

Non-vested restricted shares at December 31, 2011	1,130,437	$36.20	1,242,205	$15.79

(1)
The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.

At December 31, 2011 there was $24 million of total unrecognized compensation cost related to the time-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.5 years. The total award-date fair value of time-vested restricted shares vested during the year ended December 31, 2011 was $22 million.
At December 31, 2011, there was $7 million of total unrecognized compensation cost related to the performance-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total potential compensation for performance-vested restricted stock is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2011, 305,335 performance-vested shares for the 2008-2010 performance period were forfeited. On January 1, 2012, 101,745 shares of the performance-vested shares for the 2009-2011 performance period vested and, in February 2012, 374,864 shares for the same performance period were forfeited.
Compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 related to all restricted stock totaled $32 million ($28 million net of income tax), $35 million ($30 million net of income tax) and $32 million ($27 million net of income tax), respectively. Capitalized compensation costs totaled approximately $1 million for each year in 2011, 2010, and 2009, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 9- Accumulated Comprehensive Loss
The following table sets forth the components of “Accumulated other comprehensive loss,” net of deferred taxes:

	December 31,
	2011	2010
Foreign currency translation adjustments	$(12,302)	$(9,736)
Gain (loss) on foreign currency forward contracts	(3,061)	1,604
Gain on interest rate swaps	—	366
Deferred pension amounts	(58,958)	(42,454)

Accumulated Other comprehensive loss, net	(74,321)	(50,220)

Less: Noncontrolling interest portion of gain (loss) on interest rate swaps	183	(183)

Other comprehensive loss, net attributable to Noble Corporation	$(74,138)	$(50,403)

Note 10- Gain on Contract Extinguishments, Net
In January 2011, we announced the signing of a MOU with Petrobras regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represents the unamortized fair value of the in-place contract assumed in connection with the Frontier acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. We expect the actual substitution to take place in the second quarter of 2012 after the Noble Phoenix completes its shipyard work.
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
Note 11- Loss on Asset Disposal/Involuntary Conversion, Net
In May 2009, our jackup, the Noble David Tinsley, experienced a “punch-through” while the rig was being positioned on location offshore Qatar. The incident involved the sudden penetration of all three legs through the sea bottom, which resulted in severe damage to the legs and the rig. We recorded a charge of $17 million during 2009 related to this involuntary conversion, which includes approximately $9 million for the write-off of the damaged legs.
In March 2009, we recognized a charge of $12 million related to the Noble Fri Rodli, a submersible that had been cold stacked since October 2007. We recorded the charge as a result of a decision to evaluate disposition alternatives for this rig.
Note 12- Income Taxes
Noble-Swiss is exempt from Swiss cantonal and communal income tax on its worldwide income, and is also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying participations. It is expected that the participation relief will result in a full exemption of participation income from Swiss federal income tax.

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
In certain circumstances, management expects that, due to changing demands of the offshore drilling markets and the ability to re-deploy our drilling units, certain units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability is recognized in these circumstances. If management’s expectations change regarding the length of time a drilling unit will be used in a given location, we will adjust deferred taxes accordingly. The components of the net deferred taxes are as follows:

	2011	2010
Deferred tax assets
United States
Net operating loss carry forwards	$—	$7,256
Deferred pension plan amounts	17,768	4,288
Accrued expenses not currently deductible	33,145	37,258
Other	343	1,124
Non-U.S.
Net operating loss carry forwards	62,351	71,160
Deferred pension plan amounts	4,104	4,018
Other	139	130

Deferred tax assets	117,850	125,234
Less: valuation allowance	—	(6,000)

Net deferred tax assets	$117,850	$119,234

Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$(290,074)	$(297,284)
Other	(5,499)	(3,019)
Non-U.S.
Excess of net book basis over remaining tax basis	(52,117)	(67,087)

Deferred tax liabilities	$(347,690)	$(367,390)

Net deferred tax liabilities	$(229,840)	$(248,156)

Income before income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
United States	$142,922	$132,326	$738,130
Non-U.S.	293,328	784,183	1,277,772

Total	$436,250	$916,509	$2,015,902

The income tax provision consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current- United States	$68,254	$80,895	$240,188
Current- Non-U.S.	86,696	101,192	64,210
Deferred- United States	(39,167)	(36,403)	33,530
Deferred- Non-U.S.	(43,158)	(2,607)	(668)

Total	$72,625	$143,077	$337,260

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties:

	2011	2010	2009
Gross balance at January 1,	$128,581	$87,668	$84,942
Additions based on tax positions related to current year	5,130	6,942	9,087
Additions for tax positions of prior years	5,718	40,264	29,024
Reductions for tax positions of prior years	(2,354)	—	(21,659)
Expiration of statutes (1)	(28,846)	(6,293)	(9,487)
Tax settlements	(193)	—	(4,239)

Gross balance at December 31,	108,036	128,581	87,668
Related tax benefits	(8,127)	(7,693)	(6,883)

Net reserve at December 31,	$99,909	$120,888	$80,785

(1)	$(15.7) million and $(4.9) million relate to transactions recorded directly to equity for the years ended December 31, 2011 and December 31, 2010, respectively.
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2011	2010
Reserve for uncertain tax positions, excluding interest and penalties	$99,909	$120,888
Interest and penalties included in “Other liabilities”	18,202	23,649

Reserve for uncertain tax positions, including interest and penalties	$118,111	$144,537

If these reserves of $118 million are not realized, the provision for income taxes will be reduced by $118 million.
We include, as a component of our “Income tax provision”, potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax benefit of $5 million in 2011 and an income tax expense of $6 million and $5 million in 2010 and 2009, respectively.
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may increase or decrease in the next twelve months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.
We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Brazil, India, Mexico, Nigeria, Norway, Qatar, Saudi Arabia, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2007 and non-U.S. income tax examinations for years before 2001.
Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. Earnings are taxable in Switzerland at the Swiss statutory rate of 8.5%. This statutory rate is not material due to our participation exemption, and the Cayman Islands does not impose a corporate income tax. A reconciliation of tax rates outside of Switzerland and the Cayman Islands to our Noble-Swiss effective rate is shown below:

	Year Ended December 31,
	2011	2010	2009
Effect of:
Tax rates which are different than the Swiss and Cayman Island rates	18.9%	14.6%	17.3%
Reserve for (resolution of) tax authority audits	-2.2%	1.0%	-0.6%

Total	16.7%	15.6%	16.7%

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
In 2011, we generated and fully utilized $21 million of U.S. foreign tax credits. In 2010 and 2009, we fully utilized our foreign tax credits of $17 million and $71 million, respectively.
Deferred income taxes and the related dividend withholding taxes have not been provided on approximately $1.8 billion of undistributed earnings of our U.S. subsidiaries. We consider such earnings to be permanently reinvested in the U.S. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. If such earnings were to be distributed, we would be subject to U.S. taxes, which would have a material impact on our results of operations.
Note 13- Employee Benefit Plans
Defined Benefit Plans
We have two U.S. noncontributory defined benefit pension plans: one which covers certain salaried employees and one which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credit balances available to us under the plan, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified U.S. plans. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.
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
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at beginning of year	$101,133	$157,903	$94,988	$132,517
Service cost	4,545	8,608	4,260	7,648
Interest cost	5,586	8,570	4,926	7,829
Actuarial loss	3,202	20,643	3,837	13,012
Benefits paid	(2,810)	(3,682)	(2,438)	(3,103)
Plan participants’ contributions	781	—	669	—
Foreign exchange rate changes	(1,273)	—	(5,109)	—

Benefit obligation at end of year	$111,164	$192,042	$101,133	$157,903

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$128,695	$144,542	$117,340	$124,874
Actual return on plan assets	13,228	(5,063)	13,434	12,522
Employer contributions	5,543	5,031	6,202	10,250
Benefits and expenses paid	(2,394)	(3,682)	(2,075)	(3,104)
Plan participants’ contributions	781	—	669	—
Expenses paid	(416)	—	(364)	—
Foreign exchange rate changes	(2,327)	—	(6,511)	—

Fair value of plan assets at end of year	$143,110	$140,828	$128,695	$144,542

The funded status of the plans is as follows:

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$31,946	$(51,214)	$27,562	$(13,361)
Amounts recognized in the Consolidated Balance Sheets consist of:

	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$31,946	$596	$28,240	$6,594
Other liabilities (current)	—	(1,630)	—	(1,353)
Other liabilities (noncurrent)	—	(50,180)	(678)	(18,602)

Net amount recognized	$31,946	$(51,214)	$27,562	$(13,361)

Amounts recognized in the “Accumulated other comprehensive loss” consist of:

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$6,691	$85,366	$11,591	$51,966
Prior service cost	—	1,359	—	1,586
Transition obligation	—	—	70	—
Deferred income tax asset	(4,104)	(30,354)	(4,017)	(18,742)

Accumulated other comprehensive loss	$2,587	$56,371	$7,644	$34,810

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Pension cost includes the following components:

	Year Ended December 31,
	2011		2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service Cost	$4,545	$8,608	$4,260	$7,648	$3,674	$7,213
Interest Cost	5,586	8,570	4,926	7,829	4,279	6,854
Return on plan assets	(5,647)	(11,072)	(5,321)	(9,568)	(5,377)	(7,143)
Pension obligation settlement	—	—	718	227	—	—
Amortization of prior service cost	483	227	70	—	249	294
Amortization of transition obligation	74	—	—	—	73	—
Recognized net actuarial loss	—	3,374	—	2,821	—	4,124

Net pension expense	$5,041	$9,707	$4,653	$8,957	$2,898	$11,342

Defined Benefit Plans — Disaggregated Plan Information
Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$111,164	$192,042	$101,133	$157,903
Accumulated benefit obligation	107,832	155,484	97,913	122,475
Fair value of plan assets	143,110	140,828	128,695	144,542
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2011 and 2010. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$—	$169,733	$4,906	$140,320
Fair value of plan assets	—	117,924	4,228	120,365
The PBO for the unfunded excess benefit plan was $13 million at both December 31, 2011 and 2010, and is included under “U.S.” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2011 and 2010. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$—	$133,175	$4,588	$7,943
Fair value of plan assets	—	117,924	4,228	—
The ABO for the unfunded excess benefit plan was $10 million at December 31, 2011 as compared to $8 million in 2010, and is included under “U.S.” in the above tables.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Defined Benefit Plans — Key Assumptions
The key assumptions for the plans are summarized below:

	Year Ended December 31,
	2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	4.7%-5.0%	4.3%-4.7%	5.3%-5.4%	5.0%-5.8%
Rate of compensation increase	3.9%-4.0%	5.0%	3.9%-4.6%	5.0%

	Year Ended December 31,
	2011		2010		2009
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.

Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	5.3%-5.4%	5.0%-5.8%	5.3%-5.4%	5.8%-6.0%	5.3%-5.7%	5.8%-6.0%
Expected long-term return on assets	2.2%-6.3%	7.8%	3.0%-6.5%	7.8%	3.0%-6.5%	7.8%
Rate of compensation increase	3.9%-4.6%	5.0%	3.9%-4.0%	5.0%	3.9%-4.4%	5.0%
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The actual fair values of Non-U.S. pension plans are as follows:

		December 31, 2011			December 31, 2010
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Cash	$50	$50	$—	$—	$12	$12

Equity securities:
International companies	$38,842	$38,842	$—	$—	$42,698	$42,698

Fixed income securities:
Corporate bonds	$104,218	$20,196	$84,022	$—	$85,985	$85,985

Total	$143,110	$59,088	$84,022	$—	$128,695	$128,695

U.S. Plans
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
Equity securities include our shares in the amounts of $3 million (2.4 percent of total U.S. plan assets) and $4 million (2.7 percent of total U.S. plan assets) at December 31, 2011 and 2010, respectively.
The actual fair values of U.S. plan assets are as follows:

		December 31, 2011			December 31, 2010
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Cash	$1,345	$1,345	$—	$—	$2,823	$2,823

Equity securities:
U.S. Companies	$95,931	$95,931	$—	$—	$100,409	$100,409

Fixed income securities:
Corporate bonds	$43,552	$43,552	$—	$—	$41,310	$41,310

Total	$140,828	$140,828	$—	$—	$144,542	$144,542

As of December 31, 2011, no single security made up more than 10 percent of total assets of either the U.S. or the Non-U.S. plans.
Defined Benefit Plans — Cash Flows
In 2011, we made total contributions of $6 million and $5 million to our non-U.S. and U.S. pension plans, respectively. In 2010, we made total contributions of $6 million and $10 million to our non-U.S. and U.S. pension plans, respectively. In 2009, we made total contributions of $6 million to each of our non-U.S. and $12 million to our U.S. pension plans. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2012, subject to applicable law, to be $7 million and $12 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

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
The following table summarizes our estimated benefit payments at December 31, 2011:

		Payments by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Estimated benefit payments
Non U.S. plan	$23,071	$1,544	$1,702	$1,803	$1,941	$2,071	$14,010
U.S. plan	81,473	5,304	4,570	5,052	5,644	7,486	53,417

Total estimated benefit payments	$104,544	$6,848	$6,272	$6,855	$7,585	$9,557	$67,427

Other Benefit Plans
We sponsor the Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2011 and 2010, our liability for the Restoration Plan was $6 million and $7 million, respectively, and is included in “Accrued payroll and related costs.”
In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, or three years beginning in 2007. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $2 million, $2 million and $1 million in 2011, 2010 and 2009, respectively.
We sponsor a 401(k) savings plan, a medical plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $61 million, $45 million and $36 million in 2011, 2010 and 2009, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
Note 14- Derivative Instruments and Hedging Activities
We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor were we a party to leveraged derivatives. During the period, we maintained certain foreign currency forward contracts that do not qualify under the FASB standards for hedge accounting treatment and therefore, changes in fair values are recognized as either income or loss in our consolidated income statement.
For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation, known in FASB standards as the “long-haul method”. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. We recognized a loss of $1.2 million and $0.3 million in other income due to interest rate swap hedge ineffectiveness during the year ended December 31, 2011 and 2010, respectively. No income or loss was recognized during 2009 due to hedge ineffectiveness.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Cash Flow Hedges
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies to mitigate exchange exposure. The forward contract settlements in 2012 represent approximately 23 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $42 million at December 31, 2011. Total unrealized loss related to these forward contracts was $3 million as of December 31, 2011 compared to a $2 million gain as of December 31, 2010, and were recorded as part of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Our two joint ventures had maintained interest rate swaps which were classified as cash flow hedges. The purpose of these hedges was to satisfy bank covenants of the then outstanding credit facilities and to limit exposure to changes in interest rates. In February 2011, the outstanding balances of the joint venture credit facilities and the related interest rate swaps were settled and terminated. As a result of these transactions, we recognized a gain of $1 million during the year ended December 31, 2011.
The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL in the Consolidated Balance Sheets and related activity is as follows:

	2011	2010	2009

Net unrealized gain at beginning of period	$1,970	$417	$—
Activity during period:
Settlement of foreign currency forward contracts during the period	(1,604)	(417)	—
Settlement of interest rate swaps during the period	(366)	—	—
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	(3,061)	1,604	417
Net unrealized gain on outstanding interest rate swaps	—	366	—

Net unrealized gain/(loss) at end of period	$(3,061)	$1,970	$417

Fair Value Hedges
During 2008, we entered into a firm commitment for the construction of the Noble Globetrotter I drillship. The drillship was constructed in two phases, with the second phase being installation and commissioning of the topside equipment. The contract for this second phase of construction was denominated in Euros, and in order to mitigate the risk of fluctuations in foreign currency exchange rates, we entered into forward contracts to purchase Euros. As of December 31, 2011, all amounts related to the forward contracts have settled. We accounted for these forward contracts as fair value hedges, and their fair market value was included in “Other current assets/liabilities” in the Consolidated Balance Sheets. Gains and losses from these fair value hedges would be recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged, if any portion was found to be ineffective. No gains or losses related to fair value hedges were recognized in the income statement for the years ended December 31, 2011, 2010 and 2009.
Foreign Currency Forward Contracts
The Bully 2 joint venture maintained foreign currency forward contracts to help mitigate the risk of currency fluctuation of the Singapore Dollar for the construction of the Noble Bully II drillship. These contracts were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair values were recognized as either income or loss in our Consolidated Income Statement. These contracts are referred to as non-designated derivatives in the tables to follow, and all were settled during the first quarter of 2011. For the year ended December 31, 2011, we recognized a loss of $0.5 million related to these foreign currency forward contracts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Financial Statement Presentation
The following tables, together with Note 15, summarize the financial statement presentation and fair value of our derivative positions as of December 31:

	Balance sheet	Estimated fair value
	classification	2011	2010
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$—	$2,015

Non-designated derivatives
Short-term foreign currency forward contracts	Other current assets	—	2,603

Liability derivatives
Fair value hedges
Short-term foreign currency forward contracts	Other current liabilities	$—	$3,306

Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	3,061	412
Short-term interest rate swaps	Other current liabilities	—	15,697
Long-term interest rate swaps	Other liabilities	—	10,893
To supplement the fair value disclosures in Note 15, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the years ended December 31, 2011 and 2010:

	Gain/(loss)		Gain reclassified from
	recognized through		AOCL to “other		Gain/(loss) recognized
	AOCL		income”		through “other income”
	2011	2010	2011	2010	2011	2010
Cash flow hedge
Foreign currency forward contracts	$(3,061)	$1,187	$1,604	$—	$—	$—
Interest rate swaps	—	366	366	—	—	(96)

Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$(546)	$2,253
During the year ended December 31, 2011, in connection with the settlement of our interest rate swaps, $1 million was reclassified from AOCL to “gain on contract extinguishments, net”.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 15- Financial Instruments and Credit Risk
The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

		December 31, 2011			December 31, 2010
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets -
Marketable securities	$4,701	$4,701	$—	$—	$6,854	$6,854
Foreign currency forward contracts	—	—	—	—	4,618	4,618
Firm commitment	—	—	—	—	3,306	3,306

Liabilities -
Interest rate swaps	$—	$—	$—	$—	$26,590	$26,590
Foreign currency forward contracts	3,061	—	3,061	—	3,718	3,718
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
In 2011, three customers combined for approximately 57 percent of our consolidated operating revenues. In 2010, three customers accounted for approximately 50 percent of consolidated operating revenues. In 2009, two customers accounted for approximately 35 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2011, 2010 or 2009.
Note 16- Commitments and Contingencies
As discussed in Note 5, in May 2010 Anadarko sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. We currently expect this matter to be set for trial during the second quarter of 2012. Anadarko has also attempted to offset approximately $14 million that we had billed for services performed prior to their termination of the contract against other amounts it claims are owed relating to costs Anadarko incurred after Hurricane Ike, and that are the subject of a separate dispute. We do not believe Anadarko has a basis to offset these invoiced amounts. As a result of the uncertainties noted above, we have not recognized any revenue under the portion of this contract relating to the period after termination and the matter could have a material positive effect on our results of operations or cash flows for the period in which the matter is resolved should the court ultimately rule in our favor.
The other dispute with Anadarko relating to Hurricane Ike costs is the subject of a lawsuit (the “Hurricane Ike Case”) brought by Anadarko after the initiation of the force majeure action described above. In the Hurricane Ike Case, which was filed in August 2010, Anadarko is seeking to recover various costs and damages including damages to recover two of our rigs under contract to Anadarko, costs that it may incur in the future to recover mooring components from the sea floor and costs Anadarko claims were incurred for a mooring upgrade of the two rigs. The Hurricane Ike Case has been consolidated in the Federal District Court in Houston, Texas with an action we initiated in September 2009 against a manufacturer of wire ropes, Bridon-American Corp. and Bridon International, Ltd (collectively, “Bridon”), and their distributor, Certex USA Inc., for damages we sustained after Bridon wire ropes parted on several of our drilling rigs during Hurricane Ike. We do not believe Anadarko’s claims in the Hurricane Ike Case are meritorious and believe the likelihood of success by Anadarko is remote for the vast majority of damages it seeks in that case. We expect the consolidated Bridon/Certex and Hurricane Ike case to go to trial in the second quarter of 2012 if not settled prior to trial. While we do not believe Anadarko’s claims in this case are meritorious, we can make no assurances as to the outcome of this dispute.

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
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At December 31, 2011, there were approximately 23 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to defend vigorously against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
NIMASA had previously informed the Nigerian Content Division of its position that we were not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had previously barred us from participating in new tenders as a result of NIMASA’s allegations, although the Division reversed its actions based on the favorable Federal High Court ruling. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.
We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of our 2008 U.S. tax return. The examination team has proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts included in our 2008 tax return, and have filed protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions. In addition, a U.S. subsidiary of Frontier is also under audit for its 2007 and 2008 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we believe the assessments are in error. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.
Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $262 million (including interest and penalties), primarily in Mexico. In Mexico, these assessments total approximately $249 million. We recently received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $5 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. However, we expect increased audit activity in Mexico and anticipate the tax authorities will issue additional assessments and continue to pursue legal actions for all audit claims.
Additional audit claims of approximately $92 million attributable to customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.
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
In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $3.0 billion at December 31, 2011.
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
Nigerian Operations
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
Any additional investigation by these or other agencies could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any additional investigations could be expensive and consume significant time and attention of our senior management.
As of December 31, 2011, all three of our rigs operating in Nigeria were operating under temporary import permits. To date, we have been successful in obtaining new, or extending existing, temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 17- Segment and Related Information
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
The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the years ended December 31, 2011, 2010 and 2009 is shown in the following table. The “Other” column includes results of labor contract drilling services, other insignificant operations and corporate related items.

	Contract
	Drilling
	Services	Other	Total
2011
Revenues from external customers	$2,634,911	$60,921	$2,695,832
Depreciation and amortization	647,142	11,498	658,640
Segment operating income	477,920	12,573	490,493
Interest expense, net of amount capitalized	(1,959)	(53,768)	(55,727)
Income tax (provision)/ benefit	(80,317)	7,692	(72,625)
Segment profit/ (loss)	406,112	(35,214)	370,898
Total assets (at end of period)	13,028,751	466,408	13,495,159
Capital expenditures	2,624,178	15,801	2,639,979

2010
Revenues from external customers	$2,771,784	$35,392	$2,807,176
Depreciation and amortization	528,011	11,818	539,829
Segment operating income/ (loss)	918,205	(2,125)	916,080
Interest expense, net of amount capitalized	(1,123)	(8,334)	(9,457)
Income tax (provision)/ benefit	(144,220)	1,143	(143,077)
Segment profit/ (loss)	779,609	(6,180)	773,429
Total assets (at end of period)	11,148,426	153,961	11,302,387
Capital expenditures	1,416,841	6,643	1,423,484

2009
Revenues from external customers	$3,607,219	$33,565	$3,640,784
Depreciation and amortization	398,573	9,740	408,313
Segment operating income	2,008,704	2,040	2,010,744
Interest expense, net of amount capitalized	(664)	(1,021)	(1,685)
Income tax (provision)/ benefit	(337,470)	210	(337,260)
Segment profit	1,671,942	6,700	1,678,642
Capital expenditures	1,367,096	64,402	1,431,498

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2011	2010	2009	2011	2010
United States	$524,750	$550,683	$811,538	$5,205,343	$4,070,858
Bahrain	4,252	—	—	20,282	—
Benin	—	—	11,976	—	—
Brunei	35,574	49,487	—	—	568,392
Brazil	572,015	527,678	372,750	3,785,412	1,824,190
Cameroon	17,029	21,991	—	62,465	51,098
Canada	39,186	35,292	33,338	12,398	15,333
China (1)	—	—	—	321,352	570,985
Cyprus	32,713	—	—	—	—
Denmark	—	—	127,149	—	—
Egypt	11,261	—	—	180,570	—
India	102,432	108,190	121,604	111,103	123,271
Israel	25,566	—	—	229,725	—
Ivory Coast	—	—	49,135	—	—
Libya	4,378	75,390	132,572	—	—
Malta	44,713	—	—	—	205,483
Mexico	402,129	553,209	839,312	746,592	710,090
Morocco	43,228	—	—	—	—
New Zealand	68,153	—	—	—	—
Nigeria	58,501	135,096	153,948	77,442	162,014
Oman	4,607	—	—	84,726	—
Philippines	6,472	—	—	—	—
Qatar	132,917	158,107	348,028	136,136	364,739
Saudi Arabia	96,655	—	—	659,634	—
Singapore (1)	—	32,212	—	494,578	1,283,071
South Korea (1)	—	—	—	651,266	—
Switzerland (2)	—	—	—	35,839	35,687
The Netherlands	220,489	317,530	333,440	159,053	629,859
United Arab Emirates	84,253	56,388	68,348	156,953	361,626
United Kingdom	164,559	185,821	237,418	364,290	325,691
Other	—	102	228	—	—

Total	$2,695,832	$2,807,176	$3,640,784	$13,495,159	$11,302,387

(1)	China, Singapore and South Korea consist primarily of asset values for newbuild rigs under construction in shipyards.

(2)	Switzerland assets consist of general corporate assets, which generate no external revenue for the Company.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 18 — Supplemental Cash Flow Information (Noble-Swiss)
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2011	2010	2009

Accounts receivable	$(283,268)	$343,844	$(48,839)
Other current assets	(51,409)	(77,090)	(17,723)
Other assets	(5,077)	(293)	(14,050)
Accounts payable	(12,502)	(43,938)	11,646
Other current liabilities	72,861	97,041	(1,979)
Other liabilities	87,737	28,030	15,006

	$(191,658)	$347,594	$(55,939)

Additional cash flow information is as follows:

	Year Ended December 31,
	2011	2010	2009
Cash paid during the period for:
Interest, net of amounts capitalized	$46,180	$4,044	$1,618
Income taxes (net of refunds)	$128,162	$194,423	$332,287
Note 19 — Supplemental Cash Flow Information (Noble-Cayman)
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2011	2010	2009

Accounts receivable	$(283,268)	$343,844	$(48,839)
Other current assets	(49,044)	(75,737)	(16,686)
Other assets	(8,056)	(493)	(13,935)
Accounts payable	(12,524)	(44,105)	11,558
Other current liabilities	67,238	90,864	(10,318)
Other liabilities	87,711	28,258	14,803

	$(197,943)	$342,631	$(63,417)

Additional cash flow information is as follows:

	Year Ended December 31,
	2011	2010	2009
Cash paid during the period for:
Interest, net of amounts capitalized	$46,180	$4,044	$1,618
Income taxes (net of refunds)	$128,162	$194,423	$332,287

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 20- Other Financial Information
The following are Swiss statutory disclosure requirements:
(i) Expenses
Total personnel expenses amounted to $746 million, $649 million and $564 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(ii) Fire Insurance
Total fire insurance values of property and equipment amounted to $12.2 billion and $8.3 billion at December 31, 2011 and 2010, respectively.
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
Note 21- Information about Noble-Cayman
Guarantees of Registered Securities
Noble-Cayman and Noble Holding (U.S.) Corporation (“NHC”), a wholly-owned subsidiary of Noble-Cayman, are full and unconditional guarantors of NDC’s 7.50% Senior Notes due 2019 which had an outstanding principal balance at December 31, 2011 of $202 million. NDC is a direct, wholly-owned subsidiary of NHC. Noble Drilling Holding LLC (“NDH”), a wholly-owned subsidiary of Noble-Cayman, is also a co-obligor on (and effectively a guarantor of) the 7.50% Senior Notes. Noble Drilling Services 6 LLC (“NDS6”), also a wholly-owned subsidiary of Noble-Cayman, is a co-issuer of the 7.50% Senior Notes.
NDC and NHIL are full and unconditional guarantors of Noble-Cayman’s 5.875% Senior Notes due 2013, which had an outstanding principal balance of $300 million at December 31, 2011. The indenture governing the Senior Notes due 2013 provides that each guarantee may be released in connection with certain events, including upon a merger, consolidation or transfer of all of the assets of Noble Cayman or the guarantor with or to another person in compliance with the indenture (provided the acquiror assumes the guarantee), upon a liquidation of the guarantor in compliance with the indenture (provided any acquiror assumes the guarantee), or upon the guarantor’s ceasing to be a wholly-owned subsidiary of Noble-Cayman.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 7.375% Senior Notes due 2014, which had an outstanding principal balance of $250 million at December 31, 2011.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.45% Senior Notes due 2015, 4.90% Senior Notes due 2020 and 6.20% Senior Notes due 2040. The aggregate principal balance of these three tranches of senior notes at December 31, 2011 was $1.25 billion.
Noble-Cayman is a full and unconditional guarantor of NHIL’s 3.05% Senior Notes due 2016, 4.625% Senior Notes due 2021 and 6.05% Senior Notes due 2041. The aggregate principal balance of these three tranches of senior notes at December 31, 2011 was $1.1 billion.
The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$146	$385	$—	$—	$—	$234,525	$—	$235,056
Accounts receivable	—	10,810	3,371	—	—	572,982	—	587,163
Taxes receivable	—	4,566	—	—	—	70,718	—	75,284
Prepaid expenses	—	453	19	—	—	54,091	—	54,563
Short-term notes receivable from affiliates	—	119,476	—	—	—	122,298	(241,774)	—
Accounts receivable from affiliates	1,683,740	99,202	879,581	159,132	33,905	6,372,657	(9,228,217)	—
Other current assets	—	643	196	93	—	97,719	—	98,651

Total current assets	1,683,886	235,535	883,167	159,225	33,905	7,524,990	(9,469,991)	1,050,717

Property and equipment
Drilling equipment, facilities and other	—	2,718,186	71,381	—	—	12,213,361	—	15,002,928
Accumulated depreciation	—	(220,662)	(53,037)	—	—	(2,860,702)	—	(3,134,401)

Total property and equipment, net	—	2,497,524	18,344	—	—	9,352,659	—	11,868,527

Notes receivable from affiliates	3,842,062	675,000	—	2,336,527	572,107	2,678,192	(10,103,888)	—
Investments in affiliates	6,969,201	9,101,938	3,450,212	6,605,771	2,141,450	—	(28,268,572)	—
Other assets	3,230	8,092	2,541	18,548	880	504,870	—	538,161

Total assets	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$72,298	$50,000	$—	$—	$—	$119,476	$(241,774)	$—
Accounts payable and accrued liabilities	—	8,474	7,503	—	—	528,660	—	544,637
Accounts payable to affiliates	2,079,719	4,166,021	27,341	112,953	34,107	2,808,076	(9,228,217)	—
Interest payable	1,891	—	—	48,116	4,412	—	—	54,419
Taxes payable	—	10,032	—	—	—	81,158	—	91,190
Other current liabilities	—	—	240	—	—	123,159	—	123,399

Total current liabilities	2,153,908	4,234,527	35,084	161,069	38,519	3,660,529	(9,469,991)	813,645

Long-term debt	1,274,949	—	—	2,595,320	201,695	—	—	4,071,964
Notes payable to affiliates	1,667,291	1,147,500	85,000	975,000	811,000	5,418,097	(10,103,888)	—
Deferred income taxes	—	—	15,731	—	—	227,060	—	242,791
Other liabilities	19,929	24,878	—	—	—	210,565	—	255,372

Total liabilities	5,116,077	5,406,905	135,815	3,731,389	1,051,214	9,516,251	(19,573,879)	5,383,772

Commitments and contingencies

Equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	10,544,460	(28,268,572)	8,073,633

Total liabilities and equity	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$42	$146	$—	$—	$—	$333,211	$—	$333,399
Accounts receivable	—	6,984	1,795	—	—	378,635	—	387,414
Taxes receivable	—	12,947	—	—	—	68,119	—	81,066
Prepaid expenses	—	310	—	—	—	32,922	—	33,232
Short-term notes receivable from affiliates	—	119,476	—	—	—	75,000	(194,476)	—
Accounts receivable from affiliates	614,264	73,001	751,623	219,215	11,374	3,801,852	(5,471,329)	—
Other current assets	—	3,788	240	—	—	65,793	—	69,821

Total current assets	614,306	216,652	753,658	219,215	11,374	4,755,532	(5,665,805)	904,932

Property and equipment
Drilling equipment, facilities and other	—	1,254,482	70,945	—	—	11,289,547	—	12,614,974
Accumulated depreciation	—	(153,638)	(50,250)	—	—	(2,391,066)	—	(2,594,954)

Total property and equipment, net	—	1,100,844	20,695	—	—	8,898,481	—	10,020,020

Notes receivable from affiliates	3,507,062	675,000	—	1,239,600	479,107	2,492,900	(8,393,669)	—
Investments in affiliates	6,835,466	9,150,129	3,561,451	5,618,248	1,879,831	—	(27,045,125)	—
Other assets	1,872	7,700	2,451	11,336	1,001	318,232	—	342,592

Total assets	$10,958,706	$11,150,325	$4,338,255	$7,088,399	$2,371,313	$16,465,145	$(41,104,599)	$11,267,544

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$25,000	$50,000	$—	$—	$—	$119,476	$(194,476)	$—
Current maturities of long-term debt	—	—	—	—	—	80,213	—	80,213
Accounts payable and accrued liabilities	—	9,024	8,539	—	—	477,630	—	495,193
Accounts payable to affiliates	1,601,869	2,708,598	30,095	64,192	7,134	1,059,441	(5,471,329)	—
Interest payable	1,473	—	—	31,973	4,413	2,401		40,260
Taxes payable	—	6,887	—	—	—	87,245		94,132
Other current liabilities	—	3,307	240	—	—	80,212		83,759

Total current liabilities	1,628,342	2,777,816	38,874	96,165	11,547	1,906,618	(5,665,805)	793,557

Long-term debt	339,911	—	—	1,498,066	201,695	646,812	—	2,686,484
Notes payable to affiliates	1,834,500	1,092,000	120,000	550,000	811,000	3,986,169	(8,393,669)	—
Deferred income taxes	—	—	15,731	—	—	243,091	—	258,822
Other liabilities	19,929	48,595	9,754	—	—	189,748	—	268,026

Total liabilities	3,822,682	3,918,411	184,359	2,144,231	1,024,242	6,972,438	(14,059,474)	4,006,889

Commitments and contingencies

Equity	7,136,024	7,231,914	4,153,896	4,944,168	1,347,071	9,492,707	(27,045,125)	7,260,655

Total liabilities and equity	$10,958,706	$11,150,325	$4,338,255	$7,088,399	$2,371,313	$16,465,145	$(41,104,599)	$11,267,544

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$134,602	$19,913	$—	$—	$2,466,701	$(64,458)	$2,556,758
Reimbursables	—	4,351	12	—	—	74,832	—	79,195
Labor contract drilling services	—	4	—	—	—	59,000	—	59,004
Other	—	—	—	—	—	875	—	875

Total operating revenues	—	138,957	19,925	—	—	2,601,408	(64,458)	2,695,832

Operating costs and expenses
Contract drilling services	3,038	46,305	7,478	59,865	—	1,319,187	(64,458)	1,371,415
Reimbursables	—	4,125	—	—	—	54,314	—	58,439
Labor contract drilling services	—	—	—	—	—	33,885	—	33,885
Depreciation and amortization	—	50,462	3,767	—	—	602,976	—	657,205
Selling, general and administrative	1,242	5,025	1	33,355	1	17,163	—	56,787
Gain on contract extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	4,280	105,917	11,246	93,220	1	2,006,323	(64,458)	2,156,529

Operating income (loss)	(4,280)	33,040	8,679	(93,220)	(1)	595,085	—	539,303

Other income (expense)
Equity earnings in affiliates, net of tax	488,735	296,751	64,626	579,730	328,443	—	(1,758,285)	—
Interest expense, net of amounts capitalized	(69,180)	(61,271)	(6,110)	(88,396)	(29,050)	(38,778)	237,058	(55,727)
Interest income and other, net	6,768	26,291	(11)	63,607	8,709	134,174	(237,058)	2,480

Income before income taxes	422,043	294,811	67,184	461,721	308,101	690,481	(1,758,285)	486,056
Income tax provision	—	(14,933)	—	—	—	(56,353)	—	(71,286)

Net Income	422,043	279,878	67,184	461,721	308,101	634,128	(1,758,285)	414,770

Net loss attributable to noncontrolling interests	—	—	—	—	—	7,273	—	7,273

Net income attributable to Noble Corporation	$422,043	$279,878	$67,184	$461,721	$308,101	$641,401	$(1,758,285)	$422,043

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$94,027	$17,942	$—	$—	$2,621,424	$(37,900)	$2,695,493
Reimbursables	—	1,483	71	—	—	75,277	—	76,831
Labor contract drilling services	—	—	—	—	—	32,520	—	32,520
Other	—	78	—	—	—	2,254	—	2,332

Total operating revenues	—	95,588	18,013	—	—	2,731,475	(37,900)	2,807,176

Operating costs and expenses
Contract drilling services	24,103	40,994	6,363	42,932	—	1,096,309	(37,900)	1,172,801
Reimbursables	—	1,641	66	—	—	57,707	—	59,414
Labor contract drilling services	—	—	—	—	—	22,056	—	22,056
Depreciation and amortization	—	37,324	3,449	—	—	498,231	—	539,004
Selling, general and administrative	7,979	4,674	2	30,210	1	12,702	—	55,568

Total operating costs and expenses	32,082	84,633	9,880	73,142	1	1,687,005	(37,900)	1,848,843

Operating income (loss)	(32,082)	10,955	8,133	(73,142)	(1)	1,044,470	—	958,333

Other income (expense)
Equity earnings in affiliates, net of tax	870,322	620,747	24,898	1,040,110	407,435	—	(2,963,512)	—
Interest expense, net of amounts capitalized	(29,459)	(65,056)	(7,375)	(43,988)	(7,956)	(1,888)	146,265	(9,457)
Interest income and other, net	6,753	28,452	3	19,980	9,416	90,188	(146,265)	8,527

Income before income taxes	815,534	595,098	25,659	942,960	408,894	1,132,770	(2,963,512)	957,403
Income tax provision	—	(32,878)	—	—	—	(108,988)	—	(141,866)

Net Income	815,534	562,220	25,659	942,960	408,894	1,023,782	(2,963,512)	815,537

Net loss attributable to noncontrolling interests	—	—	—	—	—	(3)	—	(3)

Net income attributable to Noble Corporation	$815,534	$562,220	$25,659	$942,960	$408,894	$1,023,779	$(2,963,512)	$815,534

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$145,687	$40,366	$—	$—	$3,386,684	$(62,982)	$3,509,755
Reimbursables	—	1,904	—	—	—	97,297	—	99,201
Labor contract drilling services	—	—	—	—	—	30,298	—	30,298
Other	—	57	2	—	—	1,098	—	1,157

Total operating revenues	—	147,648	40,368	—	—	3,515,377	(62,982)	3,640,411

Operating costs and expenses
Contract drilling services	956	33,587	7,070	53	—	1,028,080	(62,982)	1,006,764
Reimbursables	—	1,070	—	—	—	83,965	—	85,035
Labor contract drilling services	—	—	—	—	—	18,827	—	18,827
Depreciation and amortization	—	32,158	8,535	—	—	367,620	—	408,313
Selling, general and administrative	19,394	2,595	436	—	—	36,118	—	58,543
Loss on asset disposal/involuntary conversion, net	—	—	—	—	—	30,839	—	30,839

Total operating costs and expenses	20,350	69,410	16,041	53	—	1,565,449	(62,982)	1,608,321

Operating income (loss)	(20,350)	78,238	24,327	(53)	—	1,949,928	—	2,032,090

Other income (expense)
Equity earnings in affiliates, net of tax	1,724,115	1,438,451	488,802	1,300,141	224,535	—	(5,176,044)	—
Interest expense, net of amounts capitalized	(5,080)	(63,316)	(15,106)	(25,143)	—	5,289	101,671	(1,685)
Interest income and other, net	1,313	(459)	2	—	—	107,625	(101,671)	6,810

Income before income taxes	1,699,998	1,452,914	498,025	1,274,945	224,535	2,062,842	(5,176,044)	2,037,215
Income tax provision	383	(7,082)	—	—	—	(330,135)	—	(336,834)

Net Income	1,700,381	1,445,832	498,025	1,274,945	224,535	1,732,707	(5,176,044)	1,700,381

Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—

Net income attributable to Noble Corporation	$1,700,381	$1,445,832	$498,025	$1,274,945	$224,535	$1,732,707	$(5,176,044)	$1,700,381

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(48,906)	$16,325	$(6,106)	$(109,171)	$(20,222)	$957,311	$—	$789,231

Cash flows from investing activities
New construction and capital expenditures	—	(1,490,696)	—	—	—	(1,062,944)	—	(2,553,640)
Notes receivable from affiliates	20,000	—	—	(1,096,927)	—	172,302	904,625	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	20,000	(1,490,696)	—	(1,096,927)	—	(872,000)	904,625	(2,534,998)

Cash flows from financing activities
Increase in bank credit facilities, net	935,000	—	—	—	—	—	—	935,000
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from joint venture partners	—	—	—	—	—	536,000	—	536,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing cost on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent	(186,048)	—	—	—	—	—	—	(186,048)
Advances (to) from affiliates	(597,305)	1,492,110	41,106	118,265	20,222	(1,074,398)	—	—
Notes payable to affiliates	(119,802)	(17,500)	(35,000)	—	—	1,076,927	(904,625)	—

Net cash from financing activities	29,010	1,474,610	6,106	1,206,098	20,222	(183,997)	(904,625)	1,647,424

Net change in cash and cash equivalents	104	239	—	—	—	(98,686)	—	(98,343)
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$146	$385	$—	$—	$—	$234,525	$—	$235,056

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(33,316)	$4,469	$1,810	$(80,151)	$1,581	$1,781,974	$—	$1,676,367

Cash flows from investing activities
New construction and capital expenditures	—	(563,095)	—	—	—	(720,375)	—	(1,283,470)
Notes receivable from affiliates	—	—	—	(1,239,600)	—	(490,000)	1,729,600	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	(1,629,644)	—	—	—	—	—	—	(1,629,644)

Net cash from investing activities	(1,629,644)	(563,095)	—	(1,239,600)	—	(1,210,375)	1,729,600	(2,913,114)

Cash flows from financing activities
Increase in bank credit facilities, net	40,000	—	—	—	—	—	—	40,000
Proceeds from issuance of senior notes, net	—	—	—	1,238,074	—	—	—	1,238,074
Contributions from joint venture partners	—	—	—	—	—	35,000	—	35,000
Settlement of interest rate swaps	—	—	—	—	—	(6,186)	—	(6,186)
Distributions to parent	(462,967)	—	—	—	—	—	—	(462,967)
Advances (to) from affiliates	356,366	558,504	(1,810)	81,677	(1,581)	(993,156)	—	—
Notes payable to affiliates	1,729,600	—	—	—	—	—	(1,729,600)	—

Net cash from financing activities	1,662,999	558,504	(1,810)	1,319,751	(1,581)	(964,342)	(1,729,600)	843,921

Net change in cash and cash equivalents	39	(122)	—	—	—	(392,743)	—	(392,826)
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954		726,225

Cash and cash equivalents, end of period	$42	$146	$—	$—	$—	$333,211	$—	$333,399

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$11,850	$47,633	$31,136	$3,526	$3,290	$2,051,200	$—	$2,148,635

Cash flows from investing activities
New construction and capital expenditures	—	(717,148)	(16,037)	—	—	(733,811)	—	(1,466,996)
Repayments of notes from affiliates	—	—	—	—	—	—	45,600	45,600
Notes receivable from affiliates	(45,600)	20,963	44,159	—	—	342,500	(407,622)	(45,600)
Acquisition of FDR Holdings, Ltd., net of cash acquired	—	—	—	—	—	—	—	—

Net cash from investing activities	(45,600)	(696,185)	28,122	—	—	(391,311)	(362,022)	(1,466,996)

Cash flows from financing activities
Payments of other long-term debt	—	—	(150,000)	—	—	(22,700)	—	(172,700)
Contributions from joint venture partners	—	—	—	—	—	—	—	—
Settlement of interest rate swaps	—	—	—	—	—	—	—	—
Distributions to parent	(218,258)	—	—	—	—	—	—	(218,258)
Advances (to) from affiliates	629,117	690,875	90,716	(3,526)	(3,290)	(1,403,892)	—	—
Repayments of notes to affiliates	(300,000)	(42,500)	—	—	—	(19,522)	362,022	—
Repurchases of ordinary shares	(60,867)	—	—	—	—	—	—	(60,867)
Other	(16,900)	—	—	—	—	—	—	(16,900)

Net cash from financing activities	33,092	648,375	(59,284)	(3,526)	(3,290)	(1,446,114)	362,022	(468,725)

Net change in cash and cash equivalents	(658)	(177)	(26)	—	—	213,775	—	212,914
Cash and cash equivalents, beginning of period	661	445	26	—	—	512,179		513,311

Cash and cash equivalents, end of period	$3	$268	$—	$—	$—	$725,954	$—	$726,225

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES
NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 22 — Subsequent Event
In February 2012, we completed, through our indirect wholly-owned subsidiary, NHIL, a debt offering of $1.2 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the outstanding balance on our credit facilities.
Note 23 — Unaudited Interim Financial Data
Unaudited interim consolidated financial information for the years ended December 31, 2011 and 2010 is as follows:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2011
Operating revenues	$578,888	$627,997	$737,902	$751,045
Operating income	86,264	79,045	163,582	161,602
Net Income attributable to Noble Corporation	54,495	54,083	135,317	127,003

Net income per share attributable to Noble Corporation (1)
Basic	0.22	0.21	0.53	0.50
Diluted	0.21	0.21	0.53	0.50

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2010
Operating revenues	$840,851	$709,922	$612,618	$643,785
Operating income	422,961	268,547	108,357	116,215
Net Income attributable to Noble Corporation	370,726	217,925	86,020	98,758

Net income per share attributable to Noble Corporation (1)
Basic	1.44	0.85	0.34	0.39
Diluted	1.43	0.85	0.34	0.39

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble Corporation, a Swiss corporation (“Noble-Swiss”), and James A. MacLennan, Senior Vice President, Chief Financial Officer and Controller of Noble-Swiss have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of December 31, 2011. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2011. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the management of Noble-Swiss and Noble-Cayman assessment, both Noble-Swiss and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2011.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2011 as stated in their report, which is provided in this Annual Report on Form 10-K.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in the proxy statement for the 2012 annual general meeting of shareholders (the “2012 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
Executive Officers of the Registrant
The following table sets forth certain information as of February 27, 2012 with respect to our executive officers:

Name	Age	Position

David W. Williams	54	Chairman, President and Chief Executive Officer
Julie J. Robertson	56	Executive Vice President and Corporate Secretary
James A. MacLennan	52	Senior Vice President, Chief Financial Officer and Controller
William E. Turcotte	48	Senior Vice President and General Counsel
Roger B. Hunt	62	Senior Vice President — Marketing and Contracts
Lee M. Ahlstrom	44	Senior Vice President — Strategic Development
Scott W. Marks	52	Senior Vice President — Engineering
Bernie G. Wolford	52	Senior Vice President — Operations
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
James A. MacLennan was named Senior Vice President, Chief Financial Officer and Controller effective January 9, 2012. Prior to joining Noble, Mr. MacLennan served as Chief Financial Officer and Corporate Secretary of Ennis Traffic Safety Solutions, a leading producer of pavement marking materials, from January 2011 to December 2011. From June 2010 to January 2011, Mr. MacLennan did not hold a principal employment. Mr. MacLennan served as Executive Vice President and Chief Financial Officer

of Lodgian, Inc., a publicly-traded independent owner and operator of hotels in the United States from March 2006 until Lodgian was acquired by and merged into Lone Star Funds in May 2010. Prior to joining Lodgian, Mr. MacLennan was Chief Financial Officer and Treasurer of Theragenics Corporation, a New York Stock Exchange-listed company that manufactures medical devices. Previously, Mr. MacLennan was Executive Vice President and Chief Financial Officer of Lanier Worldwide, Inc., a publicly-traded technical products company. Mr. MacLennan spent much of his early career in financial positions of increasing responsibility in the oil and gas industry, most notably with Exxon Corporation and later with Noble Corporation. Mr. MacLennan is a Chartered Accountant.
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
Lee M. Ahlstrom was named Senior Vice President — Strategic Development effective May 5, 2011. Mr. Ahlstrom served as Vice President of Investor Relations and Planning from May 2006 to May 2011. Prior to joining Noble, Mr. Ahlstrom served as Director of Investor Relations at Burlington Resources, held various management positions at UNOCAL Corporation and served as an Engagement Manager with McKinsey & Company.
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
Bernie G. Wolford was named Senior Vice President — Operations effective February 6, 2012. Mr. Wolford served as Vice President — Operational Excellence from March 2010 to February 2012. From January 2003 until March 2010, Mr. Wolford was self-employed. During that time, he provided consulting services to Noble as a contractor on the construction of the Noble Dave Beard from March 2009 to December 2009. He also supported the operations of Mass Technology Corp., an independent downstream refining and storage company, as a significant shareholder of that company, from February 2007 to February 2009. Mr. Wolford began his career in the offshore drilling industry with Transworld Drilling in 1981, which was acquired by Noble in 1991. From 1981 through December 2002, he served in various roles in engineering, project management and operations with Transworld and Noble.
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
The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2012 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The sections entitled “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2012 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The sections entitled “Additional Information Regarding the Board of Directors — Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2012 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.
The section entitled “Auditors” appearing in the 2012 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 49 and is incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION, a Swiss Corporation
Date: February 27, 2012	By:	/s/ DAVID W. WILLIAMS
David W. Williams, Chairman,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS David W. Williams	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ JAMES A. MACLENNAN James A. MacLennan	Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ MICHAEL A. CAWLEY Michael A. Cawley	Director	February 27, 2012

/s/ LAWRENCE J. CHAZEN Lawrence J. Chazen	Director	February 27, 2012

/s/ JULIE H. EDWARDS	Director	February 27, 2012
Julie H. Edwards

/s/ GORDON T. HALL	Director	February 27, 2012
Gordon T. Hall

/s/ MARC E. LELAND	Director	February 27, 2012
Marc E. Leland

/s/ JACK E. LITTLE	Director	February 27, 2012
Jack E. Little

/s/ JON A. MARSHALL	Director	February 27, 2012
Jon A. Marshall

/s/ MARY P. RICCIARDELLO	Director	February 27, 2012
Mary P. Ricciardello

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION, a Cayman Islands company
Date: February 27, 2012	By:	/s/ DAVID W. WILLIAMS
David W. Williams,
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS David W. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ DENNIS J. LUBOJACKY Dennis J. Lubojacky	Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ ALAN P. DUNCAN	Director	February 27, 2012
Alan P. Duncan

/s/ DAVID M.J. DUJACQUIER	Director	February 27, 2012
David M.J. Dujacquier

/s/ ALAN R. HAY	Director	February 27, 2012
Alan R. Hay

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

4.5
Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.1 to Noble-Swiss’ Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.6
Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.2 to Noble-Swiss’ Form 8-K filed on October 1, 2009 and incorporated herein by reference).

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

4.9
Second Supplemental Indenture, dated as of October 1, 2009, among Noble-Cayman, as Issuer, Noble Drilling Corporation, as Guarantor, Noble Holding International Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble-Cayman’s 5.875% Senior Notes due 2013) (filed as Exhibit 4.3 to Noble-Swiss’ Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.10
Revolving Credit Agreement, dated as of March 15, 2007, among Noble Corporation; the Lenders from time to time parties thereto; Citibank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., Houston Agency, Fortis Capital Corp., and Wells Fargo Bank, N.A., as Co-Documentation Agents; and Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Co-Book Running Managers (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 20, 2007 and incorporated herein by reference).

4.11
Subsidiary Guaranty Agreement, dated as of October 1, 2009, among Noble Holding International Limited, Noble-Cayman and Citibank, N.A., as Administrative Agent (relating to Noble-Cayman revolving credit agreement) (filed as Exhibit 4.4 to Noble-Swiss’ Form 8-K filed on October 1, 2009 and incorporated herein by reference).

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

4.13
First Amendment to Revolving Credit Agreement dated as of March 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.2 to Noble-Swiss’ Quarterly Report on Form 10-Q filed on May 6, 2011 and incorporated by reference herein).

4.14
Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

Exhibit Number		Exhibit

4.15
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

4.17
Third Supplemental Indenture, dated as of February 3, 2011, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.05% senior notes due 2016 of Noble Holding International Limited, 4.625% senior notes due 2021 of Noble Holding International Limited, and 6.05% senior notes due 2041 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 3, 2011 and incorporated herein by reference).

4.18
Fourth Supplemental Indenture, dated as of February 10, 2012, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 2.5% senior notes due 2017 of Noble Holding International Limited, 3.95% senior notes due 2022 of Noble Holding International Limited, and 5.25% senior notes due 2042 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 13, 2012 and incorporated herein by reference).

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
Amended and Restated Noble Corporation Equity Compensation Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.5 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

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

10.8*
Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.9*
Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10*
Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.11*
Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

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

10.14*
Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.15*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.16*
Amendment No. 1 to Noble Drilling Corporation Retirement Restoration Plan dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.17*
Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18*
Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the three-month period ended September 25, 2007 and incorporated herein by reference).

10.19*
Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20*
Third Amendment to Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.21*
Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010 (filed as Exhibit 10.18 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit

10.22*
Third Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of February 3, 2012 (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.23*
Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.24*
Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.23 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.25*	Noble Corporation Summary of Directors’ Compensation. (filed as Exhibit 10.24 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.26*
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

10.28*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.36 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.29*
Form of Noble Corporation Restricted Stock Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.37 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.30*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.31*
Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.32*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.33*
Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.34*
Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

Exhibit Number		Exhibit

10.35	*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.36	*	Noble Corporation 2011 Short Term Incentive Plan (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.37	*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on December 4, 2009 and incorporated herein by reference).

10.38	*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.39	*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

21.1		Subsidiaries of Noble-Swiss and Noble-Cayman.

23.1		Consent of PricewaterhouseCoopers LLP.

23.2		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of James A. MacLennan pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.3		Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1	+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	+	Interactive data files

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.