Form 10-Q
period 2012-03-31
NOBLE CORP; Noble Corp / Switzerland
filed 2012-05-07
CIK 1169055, 1458891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Noble-Swiss:	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Noble-Cayman:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at April 30, 2012: Noble Corporation (Switzerland) — 252,387,216

Number of shares outstanding at April 30, 2012: Noble Corporation (Cayman Islands) — 261,245,693

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$208,840	$239,196
Accounts receivable	738,835	587,163
Taxes receivable	95,308	75,284
Prepaid expenses	88,499	35,796
Other current assets	123,191	122,173

Total current assets	1,254,673	1,059,612

Property and equipment, at cost	15,371,823	15,037,112
Accumulated depreciation	(3,282,511)	(3,139,645)

Property and equipment, net	12,089,312	11,897,467

Other assets	551,216	538,080

Total assets	$13,895,201	$13,495,159

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$335,276	$436,006
Accrued payroll and related costs	111,251	117,907
Interest payable	28,540	54,419
Taxes payable	97,179	94,920
Other current liabilities	108,911	123,928

Total current liabilities	681,157	827,180

Long-term debt	4,444,161	4,071,964
Deferred income taxes	240,341	242,791
Other liabilities	306,175	255,372

Total liabilities	5,671,834	5,397,307

Commitments and contingencies

Shareholders’ equity
Shares; 252,730 and 252,639 shares outstanding	737,633	766,595
Treasury shares, at cost; 463 and 287 shares	(17,004)	(10,553)
Additional paid-in capital	52,180	48,356
Retained earnings	6,796,619	6,676,444
Accumulated other comprehensive loss	(70,560)	(74,321)

Total shareholders’ equity	7,498,868	7,406,521
Noncontrolling interests	724,499	691,331

Total equity	8,223,367	8,097,852

Total liabilities and equity	$13,895,201	$13,495,159

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating revenues
Contract drilling services	$746,310	$542,605
Reimbursables	35,141	22,291
Labor contract drilling services	16,008	13,547
Other	231	445

	797,690	578,888

Operating costs and expenses
Contract drilling services	420,011	306,363
Reimbursables	30,601	17,103
Labor contract drilling services	9,232	8,523
Depreciation and amortization	171,077	158,122
Selling, general and administrative	23,126	23,715
Gain on contract extinguishments, net	—	(21,202)

	654,047	492,624

Operating income	143,643	86,264
Other income (expense)
Interest expense, net of amount capitalized	(10,496)	(19,041)
Interest income and other, net	1,785	2,592

Income before income taxes	134,932	69,815
Income tax provision	(21,589)	(15,359)

Net income	113,343	54,456
Net loss attributable to noncontrolling interests	6,832	39

Net income attributable to Noble Corporation	$120,175	$54,495

Net income per share
Basic	$0.47	$0.22
Diluted	$0.47	$0.21

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$113,343	$54,456

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(41)	3,040
Gain on foreign currency forward contracts	2,417	162
Loss on interest rate swaps	—	(366)
Amortization of deferred pension plan amounts (net of tax provision of $720 in 2012 and $353 in 2011)	1,385	653

Other comprehensive income, net	3,761	3,489

Net comprehensive income attributable to noncontrolling interests	6,832	40

Comprehensive income attributable to Noble Corporation	$123,936	$57,985

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$113,343	$54,456
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	171,077	158,122
Gain on contract extinguishments, net	—	(21,202)
Deferred income taxes	(4,075)	2,819
Amortization of share-based compensation	8,753	8,271
Net change in other assets and liabilities	(185,390)	(115,692)

Net cash from operating activities	103,708	86,774

Cash flows from investing activities
Capital expenditures	(367,965)	(614,324)
Change in accrued capital expenditures	(127,393)	(471)
Refund from contract extinguishments	—	18,642

Net cash from investing activities	(495,358)	(596,153)

Cash flows from financing activities
Borrowings on bank credit facilities	365,000	200,000
Repayments on bank credit facilities	(1,190,000)	(240,000)
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833
Contributions from joint venture partners	40,000	396,000
Payments of joint venture debt	—	(693,494)
Settlement of interest rate swaps	—	(29,032)
Par value reduction payments	(36,370)	(34,920)
Financing costs on credit facilities	—	(2,835)
Proceeds from employee stock transactions	2,479	2,337
Repurchases of employee shares surrendered for taxes	(6,451)	(5,700)

Net cash from financing activities	361,294	680,189

Net change in cash and cash equivalents	(30,356)	170,810
Cash and cash equivalents, beginning of period	239,196	337,871

Cash and cash equivalents, end of period	$208,840	$508,681

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

	Shares		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$(50,220)	$124,631	$7,287,634
Employee related equity activity
Amortization of share-based compensation	—	—	8,271	—	—	—	—	8,271
Issuance of share-based compensation shares	176	598	(598)	—	—	—	—	—
Exercise of stock options	167	566	2,890	—	—	—	—	3,456
Tax benefit of stock options exercised	—	—	(1,119)	—	—	—	—	(1,119)
Restricted shares forfeited or repurchased for taxes	(312)	(1,074)	1,074	—	(5,700)	—	—	(5,700)
Net income	—	—	—	54,495	—	—	(39)	54,456
Par value reduction payments	—	(30,343)	(4,577)	—	—	—	—	(34,920)
Equity contribution by joint venture partner	—	—	—	—	—	—	361,000	361,000
Other comprehensive income, net	—	—	—	—	—	3,489	(1)	3,488

Balance at March 31, 2011	262,446	$887,431	$44,947	$6,684,995	$(379,667)	$(46,731)	$485,591	$7,676,566

Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$(74,321)	$691,331	$8,097,852
Employee related equity activity
Amortization of share-based compensation	—	—	8,753	—	—	—	—	8,753
Issuance of share-based compensation shares	352	1,067	(1,067)	—	—	—	—	—
Exercise of stock options	113	329	2,292	—	—	—	—	2,621
Tax benefit of stock options exercised	—	—	(142)	—	—	—	—	(142)
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(6,451)	—	—	(6,451)
Net income	—	—	—	120,175	—	—	(6,832)	113,343
Equity contribution by joint venture partner	—	—	—	—	—	—	40,000	40,000
Par value reduction payments	—	(29,220)	(7,150)	—	—	—	—	(36,370)
Other comprehensive income, net	—	—	—	—	—	3,761	—	3,761

Balance at March 31, 2012	252,730	$737,633	$52,180	$6,796,619	$(17,004)	$(70,560)	$724,499	$8,223,367

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$201,215	$235,056
Accounts receivable	738,835	587,163
Taxes receivable	95,122	75,284
Prepaid expenses	86,241	33,105
Other current assets	122,297	120,109

Total current assets	1,243,710	1,050,717

Property and equipment, at cost	15,336,998	15,002,928
Accumulated depreciation	(3,276,762)	(3,134,401)

Property and equipment, net	12,060,236	11,868,527

Other assets	551,298	538,161

Total assets	$13,855,244	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$334,289	$435,729
Accrued payroll and related costs	102,091	108,908
Interest payable	28,540	54,419
Taxes payable	93,200	91,190
Other current liabilities	108,890	123,399

Total current liabilities	667,010	813,645

Long-term debt	4,444,161	4,071,964
Deferred income taxes	240,341	242,791
Other liabilities	306,175	255,372

Total liabilities	5,657,687	5,383,772

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	455,686	450,616
Retained earnings	7,061,807	6,979,882
Accumulated other comprehensive loss	(70,560)	(74,321)

Total shareholder equity	7,473,058	7,382,302
Noncontrolling interests	724,499	691,331

Total equity	8,197,557	8,073,633

Total liabilities and equity	$13,855,244	$13,457,405

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating revenues
Contract drilling services	$746,310	$542,605
Reimbursables	35,141	22,291
Labor contract drilling services	16,008	13,547
Other	231	445

	797,690	578,888

Operating costs and expenses
Contract drilling services	415,146	300,832
Reimbursables	30,601	17,103
Labor contract drilling services	9,232	8,523
Depreciation and amortization	170,573	157,655
Selling, general and administrative	14,010	16,531
Gain on contract extinguishments, net	—	(21,202)

	639,562	479,442

Operating income	158,128	99,446

Other income (expense)
Interest expense, net of amount capitalized	(10,496)	(19,041)
Interest income and other, net	1,399	2,241

Income before income taxes	149,031	82,646
Income tax provision	(21,211)	(15,025)

Net income	127,820	67,621
Net loss attributable to noncontrolling interests	6,832	39

Net income attributable to Noble Corporation	$134,652	$67,660

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$127,820	$67,621

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(41)	3,040
Gain on foreign currency forward contracts	2,417	162
Loss on interest rate swaps	—	(366)
Amortization of deferred pension plan amounts (net of tax provision of $720 in 2012 and $353 in 2011)	1,385	653

Other comprehensive income, net	3,761	3,489

Net comprehensive income attributable to noncontrolling interests	6,832	40

Comprehensive income attributable to Noble Corporation	$138,413	$71,150

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$127,820	$67,621
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	170,573	157,655
Gain on contract extinguishments, net	—	(21,202)
Deferred income taxes	(4,075)	2,819
Capital contribution by parent—share-based compensation	5,070	5,151
Net change in other assets and liabilities	(187,420)	(118,545)

Net cash from operating activities	111,968	93,499

Cash flows from investing activities
Capital expenditures	(367,325)	(609,601)
Change in accrued capital expenditures	(127,393)	(471)
Refund from contract extinguishments	—	18,642

Net cash from investing activities	(494,718)	(591,430)

Cash flows from financing activities
Borrowings on bank credit facilities	365,000	200,000
Repayments on bank credit facilities	(1,190,000)	(240,000)
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833
Contributions from joint venture partners	40,000	396,000
Payments of joint venture debt	—	(693,494)
Settlement of interest rate swaps	—	(29,032)
Financing costs on credit facilities	—	(2,835)
Distributions to parent company, net	(52,727)	(52,889)

Net cash from financing activities	348,909	665,583

Net change in cash and cash equivalents	(33,841)	167,652
Cash and cash equivalents, beginning of period	235,056	333,399

Cash and cash equivalents, end of period	$201,215	$501,051

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

	Shares		Capital in Excess of	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$(50,220)	$124,631	$7,260,655
Net income	—	—	—	67,660	—	(39)	67,621
Capital contributions by parent— share-based compensation	—	—	5,151	—	—	—	5,151
Distributions to parent	—	—	—	(52,889)	—	—	(52,889)
Noncontrolling interest contributions	—	—	—	—	—	361,000	361,000
Other comprehensive income (loss), net	—	—	—	—	3,489	(1)	3,488

Balance at March 31, 2011	261,246	$26,125	$421,383	$6,758,658	$(46,731)	$485,591	$7,645,026

Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$(74,321)	$691,331	$8,073,633
Net income	—	—	—	134,652	—	(6,832)	127,820
Capital contributions by parent— share-based compensation	—	—	5,070	—	—	—	5,070
Distributions to parent	—	—	—	(52,727)	—	—	(52,727)
Noncontrolling interest contributions	—	—	—	—	—	40,000	40,000
Other comprehensive income (loss), net	—	—	—	—	3,761	—	3,761

Balance at March 31, 2012	261,246	$26,125	$455,686	$7,061,807	$(70,560)	$724,499	$8,197,557

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation, a Swiss corporation (“Noble-Swiss”), is a leading provider of offshore contract drilling services for the oil and gas industry. Our fleet of 79 mobile offshore drilling units consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. Additionally, we have one floating production storage and offloading unit. Our fleet includes 11 units under construction as follows:

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

Noble Corporation, a Cayman Islands company (“Noble-Cayman”) is a direct, wholly-owned subsidiary of Noble-Swiss, our publicly-traded parent company. Noble-Swiss’ principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries.

The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2011 Consolidated Balance Sheets presented herein are derived from the December 31, 2011 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed by both Noble-Swiss and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Note 2 — Consolidated Joint Ventures

We own a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell, PLC (“Shell”), for the construction and operation of our two Bully-class drillships. Since these entities’ equity at risk is insufficient to permit them to carry on their activities without additional financial support, they each meet the criteria for a variable interest entity. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.

In April 2011, the Bully joint venture partners entered into capital contribution agreements whereby capital calls up to a total of $360 million can be made for funds needed to complete the construction of the drillships. All contributions under these agreements were made during 2011 and the first quarter of 2012. No amounts remain available under these agreements.

At March 31, 2012, the combined carrying amount of the drillships was $1.4 billion, which was primarily funded through partner equity contributions.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3 — Share Data

Share capital

The following is a detail of Noble-Swiss’ share capital as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Shares outstanding and trading	252,267	252,352
Treasury shares	463	287

Total shares outstanding	252,730	252,639
Treasury shares held for share-based compensation plans	13,420	13,511

Total shares authorized for issuance	266,150	266,150

Par value per share (in Swiss Francs)	3.28	3.41

Shares authorized for issuance by Noble-Swiss at March 31, 2012 totaled 266.2 million shares and include 0.5 million shares held in treasury and 13.4 million treasury shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below and shares surrendered by employees for taxes payable upon the vesting of restricted stock.

Share repurchases are made pursuant to the share repurchase program that our Board of Directors authorized and adopted. All shares repurchased under our share repurchase program are held in treasury. The number of shares that we may hold in treasury is limited under Swiss law. At March 31, 2012, 6.8 million shares remained available for repurchase under previous authorization by the Board of Directors. No shares were repurchased under this authorization during the three months ended March 31, 2012.

Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 133.1 million authorized registered shares without obtaining shareholder approval. The issuance of these authorized registered shares is subject to certain conditions regarding their use.

In April 2012, our shareholders approved the payment of a dividend funded from capital contribution reserve in a total amount equal to $0.52 per share to be paid in four equal installments scheduled for August 2012, November 2012, February 2013 and May 2013. These dividends will require us to make total cash payments of approximately $66 million in 2012, based on the number of shares currently outstanding. In connection with this approval, during the second quarter of 2012, we will record a payable of approximately $133 million, which represents this obligation to shareholders. Any additional issuances of shares would further increase this obligation.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended March 31,
	2012	2011
Allocation of net income
Basic
Net income attributable to Noble Corporation	$120,175	$54,495
Earnings allocated to unvested share-based payment awards	(1,126)	(509)

Net income to common shareholders—basic	$119,049	$53,986

Diluted
Net income attributable to Noble Corporation	$120,175	$54,495
Earnings allocated to unvested share-based payment awards	(1,125)	(509)

Net income to common shareholders—diluted	$119,050	$53,986

Weighted average shares outstanding—basic	251,971	251,026
Incremental shares issuable from assumed exercise of stock options	491	775

Weighted average shares outstanding—diluted	252,462	251,801

Weighted average unvested share-based payment awards	2,407	2,419

Earnings per share
Basic	$0.47	$0.22
Diluted	$0.47	$0.21

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. At March 31, 2012, stock options totaling approximately 1.2 million were excluded from the diluted earnings per share as they were not dilutive as compared to 0.7 million at March 31, 2011.

Note 4 — Property and Equipment

Property and equipment, at cost, as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Drilling equipment and facilities	$11,277,790	$10,471,877
Construction in progress	3,893,858	4,367,750
Other	200,175	197,485

	$15,371,823	$15,037,112

Capital expenditures, including capitalized interest, totaled $368 million and $614 million for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures for 2012 consisted of the following:

•	$133 million for newbuild construction;

•	$147 million for major projects, including $25 million in subsea related expenditures and $25 million to upgrade two drillships currently operating in Brazil;

•	$47 million for other capitalized expenditures, including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and

•	$41 million in capitalized interest.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $41 million and $27 million for the three months ended March 31, 2012 and 2011, respectively.

Note 5 — Gain on contract extinguishments, net

In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petroleo Brasileiro S.A. (“Petrobras”) regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represented the unamortized fair value of the in-place contract at acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. We expect the actual substitution to take place in the third quarter of 2012 after the Noble Phoenix completes its shipyard work.

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

Note 6 — Receivables from Customers

As discussed in Note 12, in May 2010, Anadarko Petroleum Corporation (“Anadarko”) sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. This matter is currently set for trial during the second quarter of 2012. Anadarko has also attempted to offset revenue that we had billed for services performed prior to their termination of the contract against other amounts it claims are owed relating to costs Anadarko incurred after Hurricane Ike, and that are the subject of a separate dispute (the “Hurricane Ike Case”). At March 31, 2012, we had accounts receivable of approximately $13 million related to this attempted offset. We do not believe Anadarko has a basis to offset these invoiced amounts. While we will continue to litigate the matter to full resolution, we can make no assurances as to the collection of these amounts or the outcome of this dispute.

In June 2010, a subsidiary of Frontier, which we acquired in July 2010, entered into a charter contract with a subsidiary of BP PLC (“BP”) for the Seillean with a term of a minimum of 100 days. The unit went on hire on July 23, 2010. In October 2010, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and has made other claims and is demanding that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter. The charter contains a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Outstanding receivables related to this charter totaled $35 million as of March 31, 2012. These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet at March 31, 2012. We believe that if BP were to be successful in claiming the contract void ab initio, we would have an indemnity claim against the former shareholders of Frontier. We have put the former owners of Frontier on notice of this potential claim. We can make no assurances as to the outcome of this dispute.

At March 31, 2012, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet at March 31, 2012. The disputed amount relates to lost revenues due from Pemex for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we believe we are entitled to the disputed amounts, we can make no assurances as to the outcome of this dispute.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7 — Debt

Total debt consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,957	$299,949
7.375% Senior Notes due 2014	249,684	249,647
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,941	299,938
2.50% Senior Notes due 2017	299,827	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,811	498,783
4.625% Senior Notes due 2021	399,492	399,480
3.95% Senior Notes due 2022	399,035	—
6.20% Senior Notes due 2040	399,891	399,890
6.05% Senior Notes due 2041	397,590	397,582
5.25% Senior Notes due 2042	498,238	—
Credit facilities	150,000	975,000

Total long-term debt	$4,444,161	$4,071,964

We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of approximately $1.18 billion. One credit facility, which has a capacity of $575 million, matures in 2013, and the other facility, which has a capacity of $600 million, matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2012, our ratio of debt to total tangible capitalization was less than 0.36 for the Credit Facilities. We were in compliance with all covenants under the Credit Facilities as of March 31, 2012.

The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At March 31, 2012, we had no letters of credit outstanding under the Credit Facilities.

In February 2012, we issued, through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.2 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2012, expect to remain in compliance during the year.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The following table presents the estimated fair value of our long-term debt as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,957	$316,003	$299,949	$317,586
7.375% Senior Notes due 2014	249,684	277,685	249,647	278,966
3.45% Senior Notes due 2015	350,000	367,520	350,000	363,571
3.05% Senior Notes due 2016	299,941	308,804	299,938	306,057
2.50% Senior Notes due 2017	299,827	301,653	—	—
7.50% Senior Notes due 2019	201,695	246,435	201,695	248,623
4.90% Senior Notes due 2020	498,811	536,850	498,783	531,437
4.625% Senior Notes due 2021	399,492	424,808	399,480	416,847
3.95% Senior Notes due 2022	399,035	400,535	—	—
6.20% Senior Notes due 2040	399,891	440,619	399,890	450,017
6.05% Senior Notes due 2041	397,590	433,771	397,582	443,308
5.25% Senior Notes due 2042	498,238	494,298	—	—
Credit facilities	150,000	150,000	975,000	975,000

Total long-term debt	$4,444,161	$4,698,981	$4,071,964	$4,331,412

Note 8 — Income Taxes

At December 31, 2011, the reserves for uncertain tax positions totaled $118 million (net of related tax benefits of $8 million). At March 31, 2012, the reserves for uncertain tax positions totaled $125 million (net of related tax benefits of $9 million). If the March 31, 2012 reserves are not realized, the provision for income taxes would be reduced by $125 million.

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

Note 9 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended March 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,123	$2,431	$1,093	$2,152
Interest cost	1,358	2,196	1,383	2,143
Return on plan assets	(1,346)	(2,793)	(1,403)	(2,768)
Amortization of prior service cost	—	57	—	56
Amortization of transition obligation	—	—	18	—
Recognized net actuarial loss	200	1,885	120	844

Net pension expense	$1,335	$3,776	$1,211	$2,427

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the three months ended March 31, 2012 and 2011, we made contributions to our pension plans totaling $4 million and $2 million, respectively. We expect the funding to our non-U.S. and U.S. plans in 2012, subject to applicable law, to be approximately $19 million.

Note 10 — Derivative Instruments and Hedging Activities

We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. During the three months ended March 31, 2011, we maintained certain foreign currency forward contracts that did not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment and therefore, changes in fair values were recognized as either income or loss in our consolidated income statement.

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

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2012 represent approximately 10 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $13 million at March 31, 2012. Total unrealized loss related to these forward contracts was $0.6 million as of March 31, 2012 and was recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended
	March 31,
	2012	2011
Net unrealized gain/(loss) at beginning of period	$(3,061)	$1,970
Activity during period:
Settlement of foreign currency forward contracts during the period	2,118	(1,152)
Settlement of interest rate swaps during the period	—	(366)
Net unrealized gain on outstanding foreign currency forward contracts	299	1,314

Net unrealized gain/(loss) at end of period	$(644)	$1,766

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Financial Statement Presentation

The following tables, together with Note 11, summarize the financial statement presentation and fair value of our derivative positions as of March 31, 2012 and December 31, 2011:

		Estimated fair value
	Balance sheet classification	March 31, 2012	December 31, 2011
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$644	$3,061

To supplement the fair value disclosures in Note 11, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended March 31, 2012 and 2011:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2012	2011	2012	2011	2012	2011
Cash flow hedges
Foreign currency forward contracts	$299	$1,314	$(2,118)	$1,152	$—	$—
Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$—	$(546)

Note 11 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2012				December 31, 2011
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
Assets—
Marketable securities	$5,346	$5,346	$—	$—	$4,701	$4,701
Liabilities—
Foreign currency forward contracts	$644	$—	$644	$—	$3,061	$3,061

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12 — Commitments and Contingencies

As discussed in Note 6, in May 2010 Anadarko sent a letter asserting that the initial attempted deepwater drilling moratorium in the U.S. Gulf of Mexico was an event of force majeure under the drilling contract for the Noble Amos Runner. In June 2010, Anadarko filed a declaratory judgment action in Federal District Court in Houston, Texas seeking to have the court declare that a force majeure condition had occurred and that the drilling contract was terminated by virtue of the initial proclaimed moratorium. We disagree that a force majeure event occurred and that Anadarko had the right to terminate the contract. In August 2010, we filed a counterclaim seeking damages from Anadarko for breach of contract. This matter is currently set for trial during the second quarter of 2012. As a result of the uncertainties noted above, we have not recognized any revenue under the portion of this contract relating to the period after termination and the matter could have a material positive effect on our results of operations or cash flows for the period in which the matter is resolved should the court ultimately rule in our favor.

A separate dispute with Anadarko relating to Hurricane Ike costs is the subject of a lawsuit brought by Anadarko after the initiation of the force majeure action described above. In the Hurricane Ike Case, which was filed in August 2010, Anadarko is seeking to recover various costs and damages including damages to recover two of our rigs under contract to Anadarko, costs that it may incur in the future to recover mooring components from the sea floor and costs Anadarko claims were incurred for a mooring upgrade of the two rigs. The Hurricane Ike Case had been consolidated in the Federal District Court in Houston, Texas with an action we initiated in September 2009 against a manufacturer of wire ropes, Bridon-American Corp. and Bridon International, Ltd (collectively, “Bridon”), and their distributor, Certex USA Inc., for damages we sustained after Bridon wire ropes parted on several of our drilling rigs during Hurricane Ike. The court granted our motion for summary judgment against Anadarko in this case. This ruling can be appealed by Anadarko. We do not believe Anadarko’s claims in the Hurricane Ike Case are meritorious and believe the likelihood of success by Anadarko is remote for the vast majority of damages it seeks in that case. The consolidated Bridon/Certex case is currently set for trial in the second quarter of 2012. While we do not believe Anadarko’s claims in this case are meritorious, we can make no assurances as to the outcome of this dispute.

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

In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years. No revenue has been recognized under this contract. We have contracted the rig for much of the original term with other customers. In March 2011, we filed suit in Texas State District Court against Marathon seeking damages for its actions, and the suit is proceeding. We cannot provide assurance as to the outcome of this lawsuit.

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

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2012, there were 24 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including certain disputes with customers over receivables discussed in Note 6, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit examination of our 2008 U.S. tax return and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts in our 2008 tax return, and have filed protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions. We have recently been informed by the IRS that our 2009 tax return is under audit. We expect to receive more Information Document Requests in the coming months. In addition, a U.S. subsidiary of Frontier is also under audit by the IRS for its 2007 and 2008 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we disagree with those assessments based on the technical merits of the positions established at the time of the filing of the tax return. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Certain of our non-U.S. income tax returns have been examined for the 2002 through 2008 periods and audit claims have been assessed for approximately $279 million (including interest and penalties), primarily in Mexico. In Mexico, these assessments total approximately $266 million. We recently received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $6 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. Tax authorities in Mexico and other jurisdictions may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Additional audit claims of approximately $83 million attributable to customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.

We maintain certain insurance coverage against specified marine perils which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our rigs located in the Mexico portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles on our rigs ranging from $15 million to $25 million per occurrence, depending on location. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In January 2012, we were assessed a fine by the Brazilian government in the amount of R$1.8 million (approximately $950,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in September 2011. We have accepted the assessment.

In October 2011, we were assessed a fine by the Brazilian government in the amount of R$238,000 (approximately $135,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in November 2010. We have accepted the assessment.

We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $3.0 billion at March 31, 2012.

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

Nigerian Operations

As previously disclosed, in November 2010 we finalized settlements with the SEC and the Department of Justice as the result of an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In January 2011, a subsidiary of Noble-Swiss resolved an investigation by the Nigerian Economic and Financial Crimes Commission and the Nigerian Attorney General Office into these same activities. Any additional investigation by these or other agencies could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any additional investigations could be expensive and consume significant time and attention of our senior management.

As of March 31, 2012, all four of our rigs operating in Nigeria were operating under temporary import permits. To date, we have been successful in obtaining new, or extending existing, temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13 — Segment and Related Information

We report our contract drilling operations as a single reportable segment: Contract Drilling Services. The consolidation of our contract drilling operations into one reportable segment is attributable to how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally in response to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our Contract Drilling Services segment currently conducts contract drilling operations principally in the U.S. Gulf of Mexico, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India and the Asian Pacific.

We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three months ended March 31, 2012 and 2011 for Noble-Swiss and Noble-Cayman are shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items.

	Noble-Swiss
	Three Months Ended March 31,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$781,243	$16,447	$797,690	$564,654	$14,234	$578,888
Depreciation and amortization	167,948	3,129	171,077	154,888	3,234	158,122
Segment operating income	140,267	3,376	143,643	84,716	1,548	86,264
Interest expense, net of amount capitalized	(89)	(10,407)	(10,496)	(1,085)	(17,956)	(19,041)
Income tax (provision)/ benefit	(22,600)	1,011	(21,589)	(18,863)	3,504	(15,359)
Segment profit/ (loss)	125,484	(5,309)	120,175	66,880	(12,385)	54,495
Total assets (at end of period)	13,248,321	646,880	13,895,201	11,716,530	213,355	11,929,885

	Noble-Cayman
	Three Months Ended March 31,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$781,243	$16,447	$797,690	$564,654	$14,234	$578,888
Depreciation and amortization	167,948	2,625	170,573	154,888	2,767	157,655
Segment operating income	140,267	17,861	158,128	84,716	14,730	99,446
Interest expense, net of amount capitalized	(89)	(10,407)	(10,496)	(1,085)	(17,956)	(19,041)
Income tax (provision)/ benefit	(22,600)	1,389	(21,211)	(18,863)	3,838	(15,025)
Segment profit	125,484	9,168	134,652	66,880	780	67,660
Total assets (at end of period)	13,248,321	606,923	13,855,244	11,716,530	174,891	11,891,421

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14 — Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” This amended guidance clarifies the wording used to describe many of the requirements in accounting literature for measuring fair value and for disclosing information about fair value measurements. The goal of the amendment is to create consistency between the United States and international accounting standards. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

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

Note 15 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from Noble-Swiss’ operating activities are as follows:

	Three months ended
	March 31,
	2012	2011
Accounts receivable	$(88,969)	$(58,461)
Other current assets	(71,328)	(64,003)
Other assets	5,148	4,611
Accounts payable	7,014	1,864
Other current liabilities	(31,789)	(18,626)
Other liabilities	(5,466)	18,923

	$(185,390)	$(115,692)

The net effect of changes in other assets and liabilities on cash flows from Noble-Cayman’s operating activities are as follows:

	Three months ended
	March 31,
	2012	2011
Accounts receivable	$(88,969)	$(58,461)
Other current assets	(72,745)	(65,318)
Other assets	5,147	2,132
Accounts payable	6,304	1,805
Other current liabilities	(31,691)	(17,602)
Other liabilities	(5,466)	18,899

	$(187,420)	$(118,545)

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Guarantees of Registered Securities

Noble-Cayman or one or more subsidiaries of Noble-Cayman are a co-issuer or guarantor or otherwise obligated as of March 31, 2012 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$300 million 5.875% Senior Notes due 2013	Noble-Cayman	Noble Drilling Corporation ("NDC");
NHIL
$250 million 7.375% Senior Notes due 2014	NHIL	Noble-Cayman
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NDC;	Noble-Cayman;
	Noble Drilling Holding LLC ("NDH");	Noble Holding (U.S.) Corporation ("NHC")
Noble Drilling Services 6 LLC ("NDS6")
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$24,973	$264	$—	$4	$—	$175,974	$—	$201,215
Accounts receivable	—	15,427	1,766	—	—	721,642	—	738,835
Taxes receivable	—	4,566	—	—	—	90,556	—	95,122
Prepaid expenses	—	412	20	—	—	85,809	—	86,241
Short-term notes receivable from affiliates	27,695	119,476	—	—	—	122,298	(269,469)	—
Accounts receivable from affiliates	798,994	107,014	928,971	126,978	37,014	5,337,669	(7,336,640)	—
Other current assets	—	640	196	—	—	121,461	—	122,297

Total current assets	851,662	247,799	930,953	126,982	37,014	6,655,409	(7,606,109)	1,243,710

Property and equipment, at cost	—	2,277,714	71,180	—	—	12,988,104	—	15,336,998
Accumulated depreciation	—	(260,120)	(53,732)	—	—	(2,962,910)	—	(3,276,762)

Property and equipment, net	—	2,017,594	17,448	—	—	10,025,194	—	12,060,236

Notes receivable from affiliates	3,816,462	1,206,000	—	3,524,814	479,107	2,618,720	(11,645,103)	—
Investments in affiliates	7,124,613	9,273,599	3,452,360	6,785,699	2,129,404	—	(28,765,675)	—
Other assets	2,803	7,172	2,356	28,266	850	509,851	—	551,298

Total assets	$11,795,540	$12,752,164	$4,403,117	$10,465,761	$2,646,375	$19,809,174	$(48,016,887)	$13,855,244

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$72,298	$50,000	$—	$—	$—	$147,171	$(269,469)	$—
Accounts payable	—	3,233	552	—	—	330,504	—	334,289
Accrued payroll and related costs	—	3,803	7,731	—	—	90,557	—	102,091
Accounts payable to affiliates	918,227	4,289,177	28,688	125,867	45,641	1,929,040	(7,336,640)	—
Interest payable	5,965	—	—	21,945	630	—	—	28,540
Taxes payable	—	10,624	—	—	—	82,576	—	93,200
Other current liabilities	—	—	240	—	—	108,650	—	108,890

Total current liabilities	996,490	4,356,837	37,211	147,812	46,271	2,688,498	(7,606,109)	667,010

Long-term debt	449,957	—	—	3,792,509	201,695	—	—	4,444,161
Notes payable to affiliates	2,856,106	994,500	85,000	975,000	1,342,000	5,392,497	(11,645,103)	—
Deferred income taxes	—	—	15,731	—	—	224,610	—	240,341
Other liabilities	19,929	26,919	—	—	—	259,327	—	306,175

Total liabilities	4,322,482	5,378,256	137,942	4,915,321	1,589,966	8,564,932	(19,251,212)	5,657,687

Commitments and contingencies

Total shareholder equity	7,473,058	7,373,908	4,265,175	5,550,440	1,056,409	10,519,743	(28,765,675)	7,473,058
Noncontrolling interest	—	—	—	—	—	724,499	—	724,499

Total equity	7,473,058	7,373,908	4,265,175	5,550,440	1,056,409	11,244,242	(28,765,675)	8,197,557

Total liabilities and equity	$11,795,540	$12,752,164	$4,403,117	$10,465,761	$2,646,375	$19,809,174	$(48,016,887)	$13,855,244

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$146	$385	$—	$—	$—	$234,525	$—	$235,056
Accounts receivable	—	10,810	3,371	—	—	572,982	—	587,163
Taxes receivable	—	4,566	—	—	—	70,718	—	75,284
Prepaid expenses	—	453	19	—	—	32,633	—	33,105
Short-term notes receivable from affiliates	—	119,476	—	—	—	122,298	(241,774)	—
Accounts receivable from affiliates	1,683,740	99,202	879,581	159,132	33,905	6,372,657	(9,228,217)	—
Other current assets	—	643	196	93	—	119,177	—	120,109

Total current assets	1,683,886	235,535	883,167	159,225	33,905	7,524,990	(9,469,991)	1,050,717

Property and equipment, at cost	—	2,718,186	71,381	—	—	12,213,361	—	15,002,928
Accumulated depreciation	—	(220,662)	(53,037)	—	—	(2,860,702)	—	(3,134,401)

Property and equipment, net	—	2,497,524	18,344	—	—	9,352,659	—	11,868,527

Notes receivable from affiliates	3,842,062	675,000	—	2,336,527	572,107	2,678,192	(10,103,888)	—
Investments in affiliates	6,969,201	9,101,938	3,450,212	6,605,771	2,141,450	—	(28,268,572)	—
Other assets	3,230	8,092	2,541	18,548	880	504,870	—	538,161

Total assets	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$72,298	$50,000	$—	$—	$—	$119,476	$(241,774)	$—
Accounts payable	—	5,577	985	—	—	429,167	—	435,729
Accrued payroll and related costs	—	2,897	6,518	—	—	99,493	—	108,908
Accounts payable to affiliates	2,079,719	4,166,021	27,341	112,953	34,107	2,808,076	(9,228,217)	—
Interest payable	1,891	—	—	48,116	4,412	—	—	54,419
Taxes payable	—	10,032	—	—	—	81,158	—	91,190
Other current liabilities	—	—	240	—	—	123,159	—	123,399

Total current liabilities	2,153,908	4,234,527	35,084	161,069	38,519	3,660,529	(9,469,991)	813,645

Long-term debt	1,274,949	—	—	2,595,320	201,695	—	—	4,071,964
Notes payable to affiliates	1,667,291	1,147,500	85,000	975,000	811,000	5,418,097	(10,103,888)	—
Deferred income taxes	—	—	15,731	—	—	227,060	—	242,791
Other liabilities	19,929	24,878	—	—	—	210,565	—	255,372

Total liabilities	5,116,077	5,406,905	135,815	3,731,389	1,051,214	9,516,251	(19,573,879)	5,383,772

Commitments and contingencies

Total shareholder equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	9,853,129	(28,268,572)	7,382,302
Noncontrolling interest	—	—	—	—	—	691,331	—	691,331

Total equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	10,544,460	(28,268,572)	8,073,633

Total liabilities and equity	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$42,991	$5,061	$—	$—	$718,076	$(19,818)	$746,310
Reimbursables	—	5,308	—	—	—	29,833	—	35,141
Labor contract drilling services	—	—	—	—	—	16,008	—	16,008
Other	—	—	—	—	—	231	—	231

Total operating revenues	—	48,299	5,061	—	—	764,148	(19,818)	797,690

Operating costs and expenses
Contract drilling services	1,183	14,319	1,771	17,633	—	400,058	(19,818)	415,146
Reimbursables	—	5,087	—	—	—	25,514	—	30,601
Labor contract drilling services	—	—	—	—	—	9,232	—	9,232
Depreciation and amortization	—	14,839	1,036	—	—	154,698	—	170,573
Selling, general and administrative	357	1,346	—	8,819	—	3,488	—	14,010

Total operating costs and expenses	1,540	35,591	2,807	26,452	—	592,990	(19,818)	639,562

Operating income (loss)	(1,540)	12,708	2,254	(26,452)	—	171,158	—	158,128

Other income (expense)
Equity earnings in affiliates, net of tax	155,412	134,585	45,802	179,928	75,861	—	(591,588)	—
Interest expense, net of amounts capitalized	(20,606)	(14,914)	(1,346)	(20,972)	(7,783)	(19,896)	75,021	(10,496)
Interest income and other, net	1,386	7,824	16	29,254	3,110	34,830	(75,021)	1,399

Income before income taxes	134,652	140,203	46,726	161,758	71,188	186,092	(591,588)	149,031
Income tax provision	—	(8,776)	—	—	—	(12,435)	—	(21,211)

Net Income	134,652	131,427	46,726	161,758	71,188	173,657	(591,588)	127,820
Net loss attributable to noncontrolling interests	—	—	—	—	—	6,832	—	6,832

Net income attributable to Noble Corporation	134,652	131,427	46,726	161,758	71,188	180,489	(591,588)	134,652

Other comprehensive income, net	3,761	—	—	—	—	3,761	(3,761)	3,761

Comprehensive income attributable to Noble Corporation	$138,413	$131,427	$46,726	$161,758	$71,188	$184,250	$(595,349)	$138,413

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$25,964	$4,990	$—	$—	$523,594	$(11,943)	$542,605
Reimbursables	—	912	12	—	—	21,367	—	22,291
Labor contract drilling services	—	—	—	—	—	13,547	—	13,547
Other	—	—	—	—	—	445	—	445

Total operating revenues	—	26,876	5,002	—	—	558,953	(11,943)	578,888

Operating costs and expenses
Contract drilling services	1,461	8,984	1,823	8,570	—	291,937	(11,943)	300,832
Reimbursables	—	904	—	—	—	16,199	—	17,103
Labor contract drilling services	—	—	—	—	—	8,523	—	8,523
Depreciation and amortization	—	10,124	909	—	—	146,622	—	157,655
Selling, general and administrative	1,511	1,509	—	7,877	—	5,634	—	16,531
Gain on contract extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	2,972	21,521	2,732	16,447	—	447,713	(11,943)	479,442

Operating income (loss)	(2,972)	5,355	2,270	(16,447)	—	111,240	—	99,446

Other income (expense)
Equity earnings in affiliates, net of tax	87,280	37,939	15,801	50,061	35,820	—	(226,901)	—
Interest expense, net of amounts capitalized	(18,361)	(14,592)	(1,820)	(22,496)	(7,671)	(2,131)	48,030	(19,041)
Interest income and other, net	1,713	5,538	11	11,309	1,792	29,908	(48,030)	2,241

Income before income taxes	67,660	34,240	16,262	22,427	29,941	139,017	(226,901)	82,646
Income tax provision	—	(858)	—	—	—	(14,167)	—	(15,025)

Net Income	67,660	33,382	16,262	22,427	29,941	124,850	(226,901)	67,621
Net loss attributable to noncontrolling interests	—	—	—	—	—	39	—	39

Net income attributable to Noble Corporation	67,660	33,382	16,262	22,427	29,941	124,889	(226,901)	67,660

Other comprehensive income, net	3,489	—	—	—	—	3,489	(3,489)	3,489
Net comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	1	—	1

Comprehensive income attributable to Noble Corporation	$71,149	$33,382	$16,262	$22,427	$29,941	$128,379	$(230,390)	$71,150

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(11,189)	$9,223	$4,529	$(53,966)	$(8,425)	$171,796	$—	$111,968

Cash flows from investing activities
Capital expenditures	—	(136,890)	—	—	—	(230,435)	—	(367,325)
Change in accrued capital expenditures	—	—	—	—	—	(127,393)	—	(127,393)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(136,890)	—	(1,188,287)	—	(357,828)	1,188,287	(494,718)

Cash flows from financing activities
Borrowings on bank credit facilities	365,000	—	—	—	—	—	—	365,000
Repayments on bank credit facilities	(1,190,000)	—	—	—	—	—	—	(1,190,000)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from joint venture partners	—	—	—	—	—	40,000	—	40,000
Distributions to parent	(52,727)	—	—	—	—	—	—	(52,727)
Advances (to) from affiliates	(274,544)	127,546	(4,529)	55,621	8,425	87,481	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	36,016	127,546	(4,529)	1,242,257	8,425	127,481	(1,188,287)	348,909

Net change in cash and cash equivalents	24,827	(121)	—	4	—	(58,551)	—	(33,841)
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$24,973	$264	$—	$4	$—	$175,974	$—	$201,215

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(12,580)	$6,411	$2,762	$(48,978)	$(9,633)	$155,517	$—	$93,499

Cash flows from investing activities
Capital expenditures	—	(318,916)	—	—	—	(290,685)	—	(609,601)
Change in accrued capital expenditures	—	—	—	—	—	(471)	—	(471)
Notes receivable from affiliates	—	—	—	—	—	2,000	(2,000)	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	—	(318,916)	—	—	—	(270,514)	(2,000)	(591,430)

Cash flows from financing activities
Borrowings on bank credit facilities	200,000	—	—	—	—	—	—	200,000
Repayments on bank credit facilities	(240,000)	—	—	—	—	—	—	(240,000)
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from joint venture partners	—	—	—	—	—	396,000	—	396,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing costs on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent	(52,889)	—	—	—	—	—	—	(52,889)
Advances (to) from affiliates	92,838	330,187	(2,762)	(1,038,855)	9,633	608,959	—	—
Notes payable to affiliates	15,500	(17,500)	—	—	—	—	2,000	—

Net cash from financing activities	12,614	312,687	(2,762)	48,978	9,633	282,433	2,000	665,583

Net change in cash and cash equivalents	34	182	—	—	—	167,436	—	167,652
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$76	$328	$—	$—	$—	$500,647	$—	$501,051

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2012, and our results of operations for the three months ended March 31, 2012 and 2011. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, completion and acceptance of our newbuild rigs, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

Noble-Swiss is a leading provider of offshore contract drilling services for the oil and gas industry. Our fleet of 79 mobile offshore drilling units consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. Additionally, we have one floating production storage and offloading unit. Our fleet includes 11 units under construction as follows:

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

Outlook

During the first three months of 2012, we continued to see stability in the offshore drilling market. In the U.S. Gulf of Mexico, the granting of permits and publication of new safety rules has led to more stable activity levels within the industry, especially as it relates to the deepwater markets. The continued stable activity has led to greater investment and has contributed to an improvement in dayrates for deepwater and ultra-deepwater rigs worldwide. While there are still risks, including potential third party environmental lawsuits targeting the permitting process, possible new drilling regulations, a failure of the federal agencies of the U.S. government to issue permits in a timely manner and the adoption by individual operators of new drilling or equipment standards exceeding those required by regulatory bodies, we believe those risks can be reduced as long as rigs continue to work without incident in the U.S. Gulf of Mexico.

There continues to be uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition to political instability in certain oil producing nations in the Middle East and North Africa, there is also uncertainty regarding recovery in the credit markets, particularly in Europe, which some analysts predict could be the catalyst for a worldwide recession. Oil prices during 2012 have remained at high levels as a result of supply side concerns in response to continued political unrest in the Middle East and North Africa coupled with anticipated demand growth from emerging markets. Natural gas prices in the United States continue to be at low levels based on current oversupply. We believe there continue to be competing factors that could impact the volatility in the offshore drilling market and the prices of oil and gas commodities for the foreseeable future.

Despite the instability in the global economy noted above, the market for offshore drilling services has continued its upward trend that began in 2011. We believe both the short-term and long-term outlook for the deepwater market continues to strengthen. Market dayrates for new ultra-deepwater units remain generally above $500,000, which is lower than the peak rates achieved in 2007 and 2008, but higher than rates seen in recent years. Short-term fixtures for very high specification units have exceeded $550,000, and in certain cases even exceeded $600,000. We believe this is an indication of where the market could be going should there continue to be a strong demand for ultra-deepwater drilling units. Utilization rates for jackup units stabilized in 2011, and improved in most regions during the first quarter of 2012. While we currently have several jackup rigs idle, we have seen tangible market activity and anticipate a favorable environment for these rigs in the short-term. We continue to see differentiation in the jackup market with newer units having utilization rates and dayrates exceeding those units that entered service before 2000, as customers display a preference for technologically advanced and efficient drilling alternatives.

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

We currently have ten rigs under contract, or preparing for contracts, in Mexico with Pemex Exploracion y Produccion (“Pemex”), and three of these rigs have contracts scheduled to expire in 2012. Pemex continues to tender for additional jackup rigs as it attempts to increase the number of working rigs. Some previous tenders published by Pemex contained a requirement that certain units must have entered service since the year 2000. While Pemex did not succeed in securing a significant number of newer rigs from those published tenders, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of the majority of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will be able to continue to secure long-term work with Pemex.

In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petrobras regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represented the unamortized fair value of the in-place contract at acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013. As a result, we incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. We expect the actual substitution to take place in the third quarter of 2012 after the Noble Phoenix completes its shipyard work.

In connection with our existing drilling contracts with Petrobras for two of our drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius and the Noble Roger Eason. These upgrade projects, planned through 2012, are designed to enhance the reliability and operational performance of these drillships. During the first quarter of 2012, the Noble Leo Segerius completed the shipyard portion of its reliability upgrade and departed the shipyard in Brazil for seatrials, final commissioning and customer acceptance activities. The Noble Leo Segerius is currently scheduled to return to work in the second quarter of 2012. The Noble Roger Eason is expected to enter the shipyard for its reliability upgrade in the second quarter of 2012, which is expected to take approximately 270 days to complete. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns because of labor, customs, local shipyard, local content and other issues. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or both of these drillships. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances, could involve a variety of options.

Results and Strategy

Our business strategy focuses on the active expansion of our worldwide deepwater capabilities through construction, upgrades and modifications, and acquisitions of drilling units, as well as the deployment of our drilling assets in important oil and gas producing areas.

We may dispose of some or all of our lower specification units and related assets and operations in one or more transactions. These dispositions may include sales of assets to third parties, a spin-off or other distribution or separation of assets. In analyzing any disposition, we will consider the strategic benefit of the potential transaction while seeking to secure what we consider appropriate value. To date, no potential disposition has provided the results we seek. The drilling market for lower specification units has recently improved, and we have experienced increased utilization and dayrates for these assets in certain areas. Therefore, while we continue to evaluate disposition options, we believe these units should provide a positive contribution to our overall results under current market conditions. We can provide no assurance as to whether any disposition transaction will occur or what form it may take.

We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs, and as part of this technical and operational expansion we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which would lead to increased drilling efficiencies. Our business strategy also focuses on the active expansion of our worldwide offshore drilling and deepwater capabilities through upgrades and modifications, acquisitions, divestitures of lower specification units and the deployment of our drilling assets in important oil and gas producing areas. At March 31, 2012, we continued our newbuild strategy with the following 11 projects:

•	one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013;

•

four dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd. (“HHI”), the first of which is estimated to be delivered from the shipyard to begin acceptance testing in the second quarter of 2013; and

•	six high-specification heavy duty, harsh environment jackup rigs, the first of which is estimated to be delivered from the shipyard to begin acceptance testing in the first quarter of 2013.

Of our 11 rigs under construction as of March 31, 2012, two of the drillships are contracted for five years or more. In addition, we recently received a letter of intent to enter into an 18-month contract on one jackup. The remaining eight rigs are currently being constructed without contracts.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and our newbuild program will further strengthen our position, especially in deepwater drilling.

In the first quarter of 2012, we recognized net income attributable to Noble-Swiss of $120 million, or $0.47 per diluted share, on total revenues of $798 million. Sequential results of key metrics are as follows:

	Three Months Ended
	March 31, 2012	December 31, 2011
Average dayrate	$167,124	$150,027
Average utilization	74%	79%
Daily contract drilling services costs	$94,055	$79,747
Contract drilling services margin	44%	47%

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of March 31, 2012, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2012 (1)	2013	2014	2015	2016-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6) (7)	$12,567	$1,721	$2,457	$2,415	$1,625	$4,349
Jackups/Submersibles (3)	1,944	840	647	370	80	7

Total (4)	$14,511	$2,561	$3,104	$2,785	$1,705	$4,356

Percent of Available Operating Days
Committed (5)		73%	51%	36%	16%	4%

(1)	Represents a nine-month period beginning April 1, 2012.
(2)	Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships presently operating offshore Brazil for Petrobras, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2012, which projects are designed to enhance the reliability and operational performance of these drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $226 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Jim Day and Noble Clyde Boudreaux, as well as the letter of intent for the Noble Don Taylor (formerly unnamed HHI Drillship I), provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 75 percent of the potential performance bonuses for these rigs, except for the Noble Clyde Boudreaux, while working in Brazil, where limited bonus is expected. Our backlog for these rigs includes approximately $582 million attributable to these performance bonuses.

(3)	Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. As of March 31, 2012, we had ten rigs contracted to Pemex in Mexico, and our backlog includes approximately $708 million related to such contracts at March 31, 2012.
(4)	Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds on the Noble Dave Beard and the Noble Paul Wolff, we have not received any notification concerning contract cancellations to date nor do we anticipate receiving any such notifications.
(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2012 through 2015.
(6)	We entered into an agreement with Shell, effective June 27, 2010, which provides that Shell may suspend the contracts on three of our units operating in the U.S. Gulf of Mexico during any period of regulatory restriction by paying reduced suspension dayrates in lieu of the normal operating dayrates. The term of the initial contract is also extended by the suspension period. The impact of this agreement is to shift backlog among periods with an immaterial increase to total backlog because of the reduced suspension rates.
(7)	Noble and a subsidiary of Shell are involved in joint venture agreements to build, operate, and own both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of March 31, 2012, the combined amount of backlog for these rigs totaled $2.49 billion, all of which is included in our backlog. Noble’s net interest in the backlog for these rigs was $1.24 billion.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be different than the backlog amounts and backlog periods set forth in the table above for various factors, including, but not limited to, shipyard and maintenance projects, operational downtime, weather conditions, bonuses and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change as a result of government-imposed restrictions or delays in the issuance of drilling permits. Furthermore, drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the subsequent periods for which the backlog is calculated.

As of March 31, 2012, we estimate Shell and Petrobras represented approximately 66% and 17%, respectively, of our backlog.

Nigerian Operations

As previously disclosed, in November 2010 we finalized settlements with the SEC and the Department of Justice as the result of an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In January 2011, a subsidiary of Noble-Swiss resolved an investigation by the Nigerian Economic and Financial Crimes Commission and the Nigerian Attorney General Office into these same activities. Any additional investigation by these or other agencies could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any additional investigations could be expensive and consume significant time and attention of our senior management.

As of March 31, 2012, all four of our rigs operating in Nigeria were operating under temporary import permits. To date, we have been successful in obtaining new, or extending existing, temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

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

Results of Operations

For the Three Months Ended March 31, 2012 and 2011

Net income attributable to Noble Corporation (“Noble-Swiss”) for the three months ended March 31, 2012 (the “Current Quarter”) was $120 million, or $0.47 per diluted share, on operating revenues of $798 million, compared to net income for the three months ended March 31, 2011 (the “Comparable Quarter”) of $54 million, or $0.21 per diluted share, on operating revenues of $579 million.

The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2012 and 2011, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended March 31, 2012 was $14 million higher than operating income for Noble-Swiss for the same period, primarily as a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2012 and 2011:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	2012	2011	% Change	2012	2011	% Change
Jackups	79%	62%	3,089	2,381	30%	$90,382	$80,866	12%
Semisubmersibles	86%	69%	1,092	868	26%	355,098	277,859	28%
Drillships	51%	70%	285	361	-21%	278,693	301,647	-8%

Total	74%	61%	4,466	3,610	24%	$167,124	$150,294	11%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Change
	2012	2011	$	%
Operating revenues:
Contract drilling services	$746,310	$542,605	$203,705	38%
Reimbursables (1)	34,702	21,604	13,098	61%
Other	231	445	(214)	-48%

	$781,243	$564,654	$216,589	38%

Operating costs and expenses:
Contract drilling services	$420,011	$306,363	$113,648	37%
Reimbursables (1)	30,173	16,440	13,733	84%
Depreciation and amortization	167,948	154,888	13,060	8%
Selling, general and administrative	22,844	23,449	(605)	-3%
Gain on contract extinguishments, net	—	(21,202)	21,202	-100%

	640,976	479,938	161,038	34%

Operating income	$140,267	$84,716	$55,551	66%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues — Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 24 percent increase in operating days increased revenue by $129 million while the 11 percent increase in average dayrates increased revenues by approximately $75 million.

The change in contract drilling services revenues primarily relates to our semisubmersibles and jackups, which generated approximately $147 million and $87 million more revenue, respectively, in the Current Quarter. These amounts were offset by decreases in revenues from our drillships, which declined $30 million from the Comparable Quarter.

The 28 percent increase in semisubmersible average dayrates resulted in an $85 million increase in revenues from the Comparable Quarter while the increase in operating days of 26 percent resulted in an additional $62 million increase in revenues. The increase in semisubmersibles revenue is a result of drilling restrictions in the U.S. Gulf of Mexico in the Comparable Quarter, where lower standby rates replaced the standard operating dayrates for a majority of our contracts. The increase in operating days is primarily from the Noble Jim Day, the Noble Homer Ferrington, the Noble Paul Romano and the Noble Clyde Boudreaux, which all operated at full capacity during the Current Quarter after being off contract for the majority of the Comparable Quarter.

The 30 percent increase in jackup operating days resulted in a $57 million increase in revenues, which was coupled with a 12 percent increase in jackup average dayrates, resulting in a $30 million increase in revenues from the Comparable Quarter. The increase in utilization primarily related to rigs in Mexico and the Middle East, which were operating during the Current Quarter but not in the Comparable Quarter. The increase in average dayrates resulted from improved market conditions in the global shallow water market and was spread throughout the jackup fleet.

The decrease in drillship revenues of $30 million primarily relates to the Noble Phoenix and the Noble Leo Segerius, which were off contract for the Current Quarter but maintained operating time during the Comparable Quarter, partially offset by the Noble Bully I beginning its contract with Shell in late March 2012.

Operating Costs and Expenses—Contract drilling services operating costs and expenses increased $114 million for the Current Quarter as compared to the Comparable Quarter. A portion of the increase is due to the crew-up expenses for the recently completed rigs, which have added approximately $28 million in expense during the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs increased $86 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $30 million increase in labor, the majority of which is due to salary increases effective in the second quarter of the prior year, a $22 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs in Mexico, a $10 million increase related to shorebase support, a $6 million increase in repair and maintenance, a $6 million increase in safety, training and regulatory inspections, a $3 million increase in rotation costs, a $3 million increase in insurance costs related to increased premiums on our new policy renewed in March 2012, a $3 million increase for rig communications and rental equipment and $3 million for rig catering and other miscellaneous expenses.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to an additional calendar day during the Current Quarter coupled with the Noble Bully I, which was placed in service in March 2012.

Other

The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Change
	2012	2011	$	%
Operating revenues:
Labor contract drilling services	$16,008	$13,547	$2,461	18%
Reimbursables (1)	439	687	(248)	-36%

	$16,447	$14,234	$2,213	16%

Operating costs and expenses:
Labor contract drilling services	$9,232	$8,523	$709	8%
Reimbursables (1)	428	663	(235)	-35%
Depreciation and amortization	3,129	3,234	(105)	-3%
Selling, general and administrative	282	266	16	6%

	13,071	12,686	385	3%

Operating (loss) income	$3,376	$1,548	$1,828	**

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses—The change in both revenue and expense primarily relate to the commencement of a refurbishment project with our customer, Shell, for one of its rigs to be operated under a labor contract in Alaska, combined with operational increases and foreign currency fluctuations in our Canadian operations.

Other Income and Expenses

Interest Expense, net of amount capitalized—Interest expense, net of amount capitalized, decreased $9 million in the Current Quarter as compared to the Comparable Quarter. The decrease is a result of higher capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the continued construction under our newbuild program. During the Current Quarter, we capitalized approximately 80 percent of total interest charges versus approximately 58 percent during the Comparable Quarter.

Income Tax Provision—Our income tax provision increased $6 million in the Current Quarter primarily as a result of a higher pre-tax income during the Current Quarter, partially offset by a lower tax rate in the Current Quarter. The 93 percent increase in pre-tax earnings generated a $14 million increase in tax expense while the 6 percent decrease in the income tax rate during the Current Quarter decreased the income tax provision by $8 million. The decrease in the income tax rate was primarily due to fluctuations on foreign exchange rates on our tax balances coupled with a geographic shift in the make-up of our revenues.

Liquidity and Capital Resources

Overview

Net cash from operating activities for the Current Quarter was $104 million and $87 million in the Comparable Quarter. The increase in net cash from operating activities in the Current Quarter was primarily attributable to a significant increase in net income, partially offset by an increase in accounts receivable. The increase in accounts receivable is related to the increased fleet activity in 2012 and Current Quarter mobilization billings. We had working capital of $574 million and $232 million at March 31, 2012 and December 31, 2011, respectively. As a result of our $1.2 billion debt offering in February 2012 and outstanding borrowings of $150 million on our credit facilities at March 31, 2012, total debt as a percentage of total debt plus equity increased to 35 percent at March 31, 2012 from 34 percent at December 31, 2011.

At March 31, 2012, we had a total contract drilling services backlog of approximately $14.5 billion. Our backlog as of March 31, 2012 reflects a commitment of 73 percent of available operating days for the remainder of 2012 and 51 percent for 2013. See additional information regarding our backlog at “Contract Drilling Services Backlog.”

Our principal capital resource in the Current Quarter was cash generated from our $1.2 billion senior notes offering and net cash from operating activities of $104 million. Cash generated during the Current Quarter was primarily used to repay borrowings outstanding under our bank credit facilities and to fund our capital expenditure program.

Our currently anticipated cash flow needs may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	potential newbuild projects and acquisitions; and

•	payments of dividends.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand and borrowings under our existing credit facilities. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount provided through these sources, and we may delay or cancel certain discretionary capital expenditures as necessary.

Capital Expenditures

Our primary liquidity requirement during 2012 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $368 million and $614 million for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, we had 11 rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first three months of 2012 totaled $133 million, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Don Taylor (formerly HHI Drillship I)	$53.2
Noble Globetrotter II	30.0
Noble Bob Douglas (formerly HHI Drillship II)	1.1
Noble Sam Croft (formerly HHI Drillship III)	0.6
HHI Drillship IV	0.4
Jackups
Noble Regina Allen (formerly Noble Jackup I)	2.7
Noble Mick O'Brien (formerly Noble Jackup II)	2.2
Noble Houston Colbert (formerly Noble Jackup III)	1.7
Noble Sam Turner (formerly Noble Jackup IV)	1.4
Noble Tom Prosser (formerly Noble Jackup V)	1.4
Noble Jackup VI	1.4
Recently completed construction projects
Noble Bully II	19.0
Noble Globetrotter I	15.8
Noble Bully I	2.2

Total Newbuild Capital Expenditures	$133.1

In addition to the newbuild expenditures noted above, capital expenditures during the first quarter of 2012 consisted of:

•	$147 million for major projects, including $25 million in subsea related expenditures and $25 million to upgrade two drillships currently operating in Brazil;

•	$47 million for other capitalized expenditures, including major maintenance and regulatory expenditures which generally have useful lives ranging from 3 to 5 years; and

•	$41 million in capitalized interest.

Our total capital expenditure estimate for 2012 is approximately $1.9 billion. In addition, we anticipate additional charges related to capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of March 31, 2012, we had outstanding commitments, including shipyard and purchase commitments, for approximately $3.0 billion, of which we expect to spend approximately $1.3 billion within the next twelve months.

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

Dividends

Our most recent quarterly payment to shareholders, totaling $36 million (or 0.13 CHF per share), in the form of a capital reduction, was declared on February 3, 2012 and paid on February 23, 2012 to holders of record on February 13, 2012. We anticipate the final tranche of our annual payments to shareholders in the form of a capital reduction will be made during May 2012. The declaration and payment of dividends in the future by Noble-Swiss and the making of distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.

In April 2012, our shareholders approved the payment of a dividend funded from capital contribution reserve in a total amount equal to $0.52 per share to be paid in four equal installments scheduled for August 2012, November 2012, February 2013 and May 2013. These dividends will require us to make total cash payments of approximately $66 million in 2012, based on the number of shares currently outstanding. In connection with this approval, during the second quarter of 2012, we will record a payable of approximately $133 million, which represents this obligation to shareholders. Any additional issuances of shares would further increase this obligation.

Credit Facilities and Long-Term Debt

We have two separate revolving credit facilities in place which provide us with a total borrowing capacity of approximately $1.18 billion, of which $150 million was outstanding as of March 31, 2012. One credit facility, which has a capacity of $575 million, matures in 2013, and the other facility, which has a capacity of $600 million, matures in 2015 (together referred to as the “Credit Facilities”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2012, our ratio of debt to total tangible capitalization was less than 0.36 for the Credit Facilities. We were in compliance with all covenants under the Credit Facilities as of March 31, 2012.

The Credit Facilities provide us with the ability to issue up to $300 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At March 31, 2012, we had no letters of credit outstanding under the Credit Facilities. We believe that we maintain good relationships with our lenders under the Credit Facilities, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facilities.

In February 2012, we issued, through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.2 billion aggregate principal amount of senior notes in three separate tranches, with $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2012, expect to remain in compliance during the year.

At March 31, 2012, we had letters of credit of $59 million and performance and tax assessment bonds totaling $304 million supported by surety bonds outstanding. Of the letters of credit outstanding, $27 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our long-term debt was $4.4 billion at March 31, 2012 as compared to $4.1 billion at December 31, 2011. The increase in debt is a result of the issuance of $1.2 billion aggregate principal amount of senior notes, partially offset by the net repayment of $825 million on the Credit Facilities. For additional information on our long-term debt, see Note 7 to our consolidated financial statements.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” This amended guidance clarifies the wording used to describe many of the requirements in accounting literature for measuring fair value and for disclosing information about fair value measurements. The goal of the amendment is to create consistency between the United States and international accounting standards. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At March 31, 2012, we had $150 million outstanding under the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of one percent would increase our interest charges by approximately $2 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our long-term debt was $4.7 billion and $4.3 billion at March 31, 2012 and December 31, 2011, respectively. The increase was primarily a result of our issuance of $1.2 billion in debt in February 2012, partially offset by the net repayment of $825 million on our Credit Facilities coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.

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

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we typically maintain short-term forward contracts settling monthly in their respective local currencies. The forward contract settlements in the remainder of 2012 represent approximately 10 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $13 million at March 31, 2012. Total unrealized losses related to these forward contracts were $0.6 million as of March 31, 2012 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $1 million.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified U.S. plans.

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

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of March 31, 2012. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2012. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 12 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs
January 2012	33,751	$34.28	(1)	—	6,769,891
February 2012	141,912	$37.06	(1)	—	6,769,891
March 2012	885	$38.95	(1)	—	6,769,891

(1)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options and were not made pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams	May 7, 2012
David W. Williams	Date
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James A. MacLennan
James A. MacLennan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	May 7, 2012
David W. Williams	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky
Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to Noble-Swiss’ Annual Report on Form 10-K filed on February 27, 2012 and incorporated herein by reference).

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.2	Fourth Supplemental Indenture, dated as of February 10, 2012, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 2.5% Senior Notes due 2017 of Noble Holding International Limited, 3.95% Senior Notes due 2022 of Noble Holding International Limited, and 5.25% Senior Notes due 2042 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 13, 2012 and incorporated herein by reference).

10.1*	Third Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of February 3, 2012 (Filed as exhibit 10.2 to Noble Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.2*	Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.3*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.4*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.5*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.6*	Noble Corporation 2012 Short Term Incentive Plan.

10.7*	Form of Noble Corporation Performance Restricted Stock Unit Agreement under the Noble Cayman 1991 Stock Option and Restricted Stock Plan.

10.8*	Amended and Restated 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble Cayman’s Current Report on Form 8-K filed on April 30, 2012 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101+	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.