Form 10-Q
period 2012-06-30
NOBLE CORP; Noble Corp / Switzerland
filed 2012-08-06
CIK 1169055, 1458891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at July 31, 2012: Noble Corporation (Switzerland) — 252,604,007

Number of shares outstanding at July 31, 2012: Noble Corporation (Cayman Islands) — 261,245,693

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$275,293	$239,196
Accounts receivable	693,533	587,163
Taxes receivable	97,900	75,284
Prepaid expenses	78,463	35,796
Other current assets	142,541	122,173

Total current assets	1,287,730	1,059,612

Property and equipment, at cost	16,055,168	15,540,178
Accumulated depreciation	(3,632,532)	(3,409,833)

Property and equipment, net	12,422,636	12,130,345

Other assets	325,650	305,202

Total assets	$14,036,016	$13,495,159

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$277,647	$436,006
Accrued payroll and related costs	125,603	117,907
Interest payable	73,208	54,419
Taxes payable	89,262	94,920
Dividends payable	132,679	—
Other current liabilities	108,714	123,928

Total current liabilities	807,113	827,180

Long-term debt	4,444,294	4,071,964
Deferred income taxes	238,045	242,791
Other liabilities	306,397	255,372

Total liabilities	5,795,849	5,397,307

Commitments and contingencies

Shareholders’ equity
Shares; 253,076 and 252,639 shares outstanding	709,368	766,595
Treasury shares, at cost; 569 and 287 shares	(20,318)	(10,553)
Additional paid-in capital	60,991	48,356
Retained earnings	6,823,758	6,676,444
Accumulated other comprehensive loss	(75,461)	(74,321)

Total shareholders’ equity	7,498,338	7,406,521
Noncontrolling interests	741,829	691,331

Total equity	8,240,167	8,097,852

Total liabilities and equity	$14,036,016	$13,495,159

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenues
Contract drilling services	$848,237	$589,550	$1,594,547	$1,132,155
Reimbursables	30,812	24,122	65,953	46,413
Labor contract drilling services	19,863	14,012	35,871	27,559
Other	11	313	242	758

	898,923	627,997	1,696,613	1,206,885

Operating costs and expenses
Contract drilling services	423,502	336,728	843,513	643,091
Reimbursables	24,970	18,723	55,571	35,826
Labor contract drilling services	11,847	8,750	21,079	17,273
Depreciation and amortization	183,615	163,119	354,692	321,241
Selling, general and administrative	25,404	21,632	48,530	45,347
Loss on impairment	18,345	—	18,345	—
Gain on contract settlements/extinguishments, net	(33,255)	—	(33,255)	(21,202)

	654,428	548,952	1,308,475	1,041,576

Operating income	244,495	79,045	388,138	165,309

Other income (expense)
Interest expense, net of amount capitalized	(20,652)	(14,829)	(31,148)	(33,870)
Interest income and other, net	1,188	(534)	2,973	2,058

Income before income taxes	225,031	63,682	359,963	133,497
Income tax provision	(46,356)	(9,508)	(67,945)	(24,867)

Net income	178,675	54,174	292,018	108,630
Net income attributable to noncontrolling interests	(18,857)	(91)	(12,025)	(52)

Net income attributable to Noble Corporation	$159,818	$54,083	$279,993	$108,578

Net income per share
Basic	$0.63	$0.21	$1.10	$0.43
Diluted	$0.63	$0.21	$1.10	$0.43

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$178,675	$54,174	$292,018	$108,630

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6,949)	1,375	(7,027)	4,382
Gain on foreign currency forward contracts	644	2,351	3,061	2,513
Loss on interest rate swaps	—	—	—	(366)
Amortization of deferred pension plan amounts (net of tax provision of $647 and $353 for the three months ended June 30, 2012 and 2011, respectively, and $1,367 and $705 for the six months ended June 30, 2012 and 2011, respectively)	1,404	689	2,826	1,375

Other comprehensive income/(loss), net	(4,901)	4,415	(1,140)	7,904

Net comprehensive income attributable to noncontrolling interests	(18,857)	(91)	(12,025)	(52)

Comprehensive income attributable to Noble Corporation	$154,917	$58,498	$278,853	$116,482

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$292,018	$108,630
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	354,692	321,241
Loss on impairment	18,345	—
Gain on contract extinguishments, net	—	(21,202)
Deferred income taxes	(7,765)	(1,753)
Amortization of share-based compensation	17,840	16,388
Net change in other assets and liabilities	(139,184)	(190,536)

Net cash from operating activities	535,946	232,768

Cash flows from investing activities
Capital expenditures	(665,140)	(1,416,215)
Change in accrued capital expenditures	(159,134)	(51,500)
Refund from contract extinguishments	—	18,642

Net cash from investing activities	(824,274)	(1,449,073)

Cash flows from financing activities
Borrowings on bank credit facilities	325,000	625,000
Repayments on bank credit facilities	(1,150,000)	(240,000)
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833
Contributions from joint venture partners	40,000	436,000
Payments of joint venture debt	—	(693,494)
Settlement of interest rate swaps	—	(29,032)
Par value reduction payments	(71,897)	(72,141)
Financing costs on credit facilities	(5,014)	(2,835)
Proceeds from employee stock transactions	9,465	7,357
Repurchases of employee shares surrendered for taxes	(9,765)	(9,377)

Net cash from financing activities	324,425	1,109,311

Net change in cash and cash equivalents	36,097	(106,994)
Cash and cash equivalents, beginning of period	239,196	337,871

Cash and cash equivalents, end of period	$275,293	$230,877

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$(50,220)	$124,631	$7,287,634

Employee related equity activity
Amortization of share-based compensation	—	—	16,388	—	—	—	—	16,388
Issuance of share-based compensation shares	176	606	(599)	—	—	—	—	7
Exercise of stock options	389	1,294	5,782	—	—	—	—	7,076
Tax benefit of stock options exercised	—	—	274	—	—	—	—	274
Restricted shares forfeited or repurchased for taxes	(312)	(1,084)	1,084	—	(9,377)	—	—	(9,377)
Net income	—	—	—	108,578	—	—	52	108,630
Par value reduction payments	—	(60,705)	(11,436)	—	—	—	—	(72,141)
Equity contribution by joint venture partner	—	—	—	—	—	—	473,973	473,973
Other comprehensive income, net	—	—	—	—	—	7,904	—	7,904

Balance at June 30, 2011	262,668	$857,795	$50,499	$6,739,078	$(383,344)	$(42,316)	$598,656	$7,820,368

Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$(74,321)	$691,331	$8,097,852

Employee related equity activity
Amortization of share-based compensation	—	—	17,840	—	—	—	—	17,840
Issuance of share-based compensation shares	364	1,104	(1,099)	—	—	—	—	5
Exercise of stock options	447	1,277	8,735	—	—	—	—	10,012
Tax benefit of stock options exercised	—	—	(552)	—	—	—	—	(552)
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(9,765)	—	—	(9,765)
Net income	—	—	—	279,993	—	—	12,025	292,018
Equity contribution by joint venture partner	—	—	—	—	—	—	40,000	40,000
Other	—	—	—	—	—	—	(1,527)	(1,527)
Par value reduction payments	—	(58,470)	(13,427)	—	—	—	—	(71,897)
Dividends payable	—	—	—	(132,679)	—	—	—	(132,679)
Other comprehensive loss, net	—	—	—	—	—	(1,140)	—	(1,140)

Balance at June 30, 2012	253,076	$709,368	$60,991	$6,823,758	$(20,318)	$(75,461)	$741,829	$8,240,167

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$267,870	$235,056
Accounts receivable	693,533	587,163
Taxes receivable	97,745	75,284
Prepaid expenses	76,630	33,105
Other current assets	142,541	120,109

Total current assets	1,278,319	1,050,717

Property and equipment, at cost	16,019,544	15,505,994
Accumulated depreciation	(3,626,272)	(3,404,589)

Property and equipment, net	12,393,272	12,101,405

Other assets	325,733	305,283

Total assets	$13,997,324	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$276,398	$435,729
Accrued payroll and related costs	117,037	108,908
Interest payable	73,208	54,419
Taxes payable	84,893	91,190
Other current liabilities	108,676	123,399

Total current liabilities	660,212	813,645

Long-term debt	4,444,294	4,071,964
Deferred income taxes	238,045	242,791
Other liabilities	306,397	255,372

Total liabilities	5,648,948	5,383,772

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	461,054	450,616
Retained earnings	7,194,829	6,979,882
Accumulated other comprehensive loss	(75,461)	(74,321)

Total shareholder equity	7,606,547	7,382,302

Noncontrolling interests	741,829	691,331

Total equity	8,348,376	8,073,633

Total liabilities and equity	$13,997,324	$13,457,405

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenues
Contract drilling services	$848,237	$589,550	$1,594,547	$1,132,155
Reimbursables	30,812	24,122	65,953	46,413
Labor contract drilling services	19,863	14,012	35,871	27,559
Other	11	313	242	758

	898,923	627,997	1,696,613	1,206,885

Operating costs and expenses
Contract drilling services	421,598	330,204	836,744	631,036
Reimbursables	24,970	18,723	55,571	35,826
Labor contract drilling services	11,847	8,750	21,079	17,273
Depreciation and amortization	183,103	162,636	353,676	320,291
Selling, general and administrative	15,467	14,642	29,477	31,173
Loss on impairment	18,345	—	18,345	—
Gain on contract settlements/extinguishments, net	(33,255)	—	(33,255)	(21,202)

	642,075	534,955	1,281,637	1,014,397

Operating income	256,848	93,042	414,976	192,488

Other income (expense)
Interest expense, net of amount capitalized	(20,652)	(14,829)	(31,148)	(33,870)
Interest income and other, net	1,608	(147)	3,007	2,094

Income before income taxes	237,804	78,066	386,835	160,712
Income tax provision	(45,977)	(9,157)	(67,188)	(24,182)

Net income	191,827	68,909	319,647	136,530
Net income attributable to noncontrolling interests	(18,857)	(91)	(12,025)	(52)

Net income attributable to Noble Corporation	$172,970	$68,818	$307,622	$136,478

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$191,827	$68,909	$319,647	$136,530

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6,949)	1,375	(7,027)	4,382
Gain on foreign currency forward contracts	644	2,351	3,061	2,513
Loss on interest rate swaps	—	—	—	(366)
Amortization of deferred pension plan amounts (net of tax provision of $647 and $353 for the three months ended June 30, 2012 and 2011, respectively, and $1,367 and $705 for the six months ended June 30, 2012 and 2011, respectively)	1,404	689	2,826	1,375

Other comprehensive income/(loss), net	(4,901)	4,415	(1,140)	7,904

Net comprehensive income attributable to noncontrolling interests	(18,857)	(91)	(12,025)	(52)

Comprehensive income attributable to Noble Corporation	$168,069	$73,233	$306,482	$144,382

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$319,647	$136,530
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	353,676	320,291
Loss on impairment	18,345	—
Gain on contract extinguishments, net	—	(21,202)
Deferred income taxes	(7,765)	(1,753)
Capital contribution by parent — share-based compensation	10,438	10,228
Net change in other assets and liabilities	(142,640)	(197,617)

Net cash from operating activities	551,701	246,477

Cash flows from investing activities
Capital expenditures	(663,700)	(1,411,282)
Change in accrued capital expenditures	(159,134)	(51,500)
Refund from contract extinguishments	—	18,642

Net cash from investing activities	(822,834)	(1,444,140)

Cash flows from financing activities
Borrowings on bank credit facilities	325,000	625,000
Repayments on bank credit facilities	(1,150,000)	(240,000)
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833
Contributions from joint venture partners	40,000	436,000
Payments of joint venture debt	—	(693,494)
Settlement of interest rate swaps	—	(29,032)
Financing costs on credit facilities	(5,014)	(2,835)
Distributions to parent company, net	(92,675)	(94,291)

Net cash from financing activities	303,947	1,089,181

Net change in cash and cash equivalents	32,814	(108,482)
Cash and cash equivalents, beginning of period	235,056	333,399

Cash and cash equivalents, end of period	$267,870	$224,917

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$(50,220)	$124,631	$7,260,655
Net income	—	—	—	136,478	—	52	136,530
Capital contributions by parent — share-based compensation	—	—	10,228	—	—	—	10,228
Distributions to parent	—	—	—	(94,291)	—	—	(94,291)
Noncontrolling interest contributions	—	—	—	—	—	473,973	473,973
Other comprehensive income, net	—	—	—	—	7,904	—	7,904

Balance at June 30, 2011	261,246	$26,125	$426,460	$6,786,074	$(42,316)	$598,656	$7,794,999

Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$(74,321)	$691,331	$8,073,633
Net income	—	—	—	307,622	—	12,025	319,647
Capital contributions by parent — share-based compensation	—	—	10,438	—	—	—	10,438
Distributions to parent	—	—	—	(92,675)	—	—	(92,675)
Other	—	—	—	—	—	(1,527)	(1,527)
Noncontrolling interest contributions	—	—	—	—	—	40,000	40,000
Other comprehensive loss, net	—	—	—	—	(1,140)	—	(1,140)

Balance at June 30, 2012	261,246	$26,125	$461,054	$7,194,829	$(75,461)	$741,829	$8,348,376

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

Certain amounts in prior periods have been reclassified to conform to the current year presentation. In connection with a review of the “Other Assets” caption in our financial statements, we determined that drilling equipment replacements and upgrades should be included in “Property and equipment”. As a result, we reclassified these amounts in our consolidated balance sheet for the year ended December 31, 2011. This reclassification is immaterial to the prior period financial statements.

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

At June 30, 2012, the combined carrying amount of the drillships was $1.4 billion, which was primarily funded through partners’ equity contributions.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3 — Share Data

Share capital

The following is a detail of Noble-Swiss’ authorized share capital as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Shares outstanding and trading	252,507	252,352
Treasury shares	569	287

Total shares outstanding	253,076	252,639

Treasury shares held for share-based compensation plans	13,074	13,511

Total shares authorized for issuance	266,150	266,150

Par value per share (in Swiss Francs)	3.15	3.41

Repurchased treasury shares are recorded at cost, and include both shares repurchased pursuant to our Board of Directors approved share repurchase program and shares surrendered by employees for taxes payable upon the vesting of restricted stock. The number of shares that we may hold in treasury is limited under Swiss law. At June 30, 2012, 6.8 million shares remained available for repurchase under the authorization by the Board of Directors noted above. No shares were repurchased under this authorization during the six months ended June 30, 2012.

Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 133.1 million authorized registered shares without obtaining shareholder approval. The issuance of these authorized registered shares is subject to certain conditions regarding their use.

In April 2012, our shareholders approved the payment of a dividend funded from our capital contribution reserve aggregating $0.52 per share to be paid in four equal installments scheduled for August 2012, November 2012, February 2013 and May 2013. These dividends will require us to make cash payments of approximately $66 million in 2012, based on the number of shares currently outstanding. In connection with this approval and the resulting obligation to shareholders, we recorded dividends payable of approximately $133 million during the second quarter of 2012. Any additional issuances of shares would further increase our obligation.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Allocation of net income
Basic
Net income attributable to Noble Corporation	$159,818	$54,083	$279,993	$108,578
Earnings allocated to unvested share-based payment awards	(1,694)	(572)	(2,797)	(1,083)

Net income to common shareholders — basic	$158,124	$53,511	$277,196	$107,495

Diluted
Net income attributable to Noble Corporation	$159,818	$54,083	$279,993	$108,578
Earnings allocated to unvested share-based payment awards	(1,692)	(572)	(2,793)	(1,082)

Net income to common shareholders — diluted	$158,126	$53,511	$277,200	$107,496

Weighted average shares outstanding — basic	252,387	251,368	252,179	251,198
Incremental shares issuable from assumed exercise of stock options	358	700	425	737

Weighted average shares outstanding — diluted	252,745	252,068	252,604	251,935

Weighted average unvested share-based payment awards	2,704	2,688	2,555	2,554

Earnings per share
Basic	$0.63	$0.21	$1.10	$0.43
Diluted	$0.63	$0.21	$1.10	$0.43

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. At June 30, 2012, stock options totaling approximately 1.2 million were excluded from the diluted earnings per share as they were not dilutive as compared to 0.7 million at June 30, 2011.

Note 4 — Property and Equipment

Property and equipment, at cost, as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Drilling equipment and facilities	$12,572,630	$10,974,943
Construction in progress	3,289,005	4,367,750
Other	193,533	197,485

	$16,055,168	$15,540,178

Capital expenditures, including capitalized interest, totaled $665 million and $1.4 billion for the six months ended June 30, 2012 and 2011, respectively. Capital expenditures for 2012 consisted of the following:

•	$162 million for newbuild construction;

•	$327 million for major projects, including $34 million in subsea related expenditures and $24 million to upgrade two drillships currently operating in Brazil;

•	$99 million for other capitalized expenditures, including drilling equipment replacements and upgrades which generally have useful lives ranging from 3 to 5 years; and

•	$77 million in capitalized interest.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $36 million and $77 million for the three and six months ended June 30, 2012, respectively, as compared to $29 million and $56 million for the three and six months ended June 30, 2011.

Note 5 — Loss on Impairment

During the second quarter of 2012, we determined that our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million for the three months ended June 30, 2012.

Also, during the second quarter of 2012, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the asset based on recent transactions involving similar units in the market (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $5 million for the three months ended June 30, 2012.

Note 6 — Gain on Contract Settlements/Extinguishments, net

During the second quarter of 2012, we received approximately $5 million from the settlement of a claim relating to the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009. We had originally recorded a $17 million charge during 2009 related to this incident. Additionally, during the second quarter of 2012, we settled an action against certain vendors for damages sustained during Hurricane Ike. We recognized a net gain of approximately $28 million related to this settlement. We also resolved all outstanding matters with Anadarko Petroleum Company (“Anadarko”) related to the previously disclosed force majeure action, Hurricane Ike matters and receivables relating to the Noble Amos Runner during the quarter.

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

Note 7 — Receivables from Customers

In June 2010, a subsidiary of Frontier, which we acquired in July 2010, entered into a charter contract with a subsidiary of BP PLC (“BP”) for the Seillean with a term of a minimum of 100 days. The unit went on hire on July 23, 2010. In October 2010, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and has made other claims and is demanding that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter. The charter contains a “hell or high water” provision requiring payment, and we believe we have satisfied our obligations under the charter. Outstanding receivables related to this charter totaled $35 million as of June 30, 2012. While we recently received a favorable arbitration ruling, this matter has not been finally resolved and these receivables continue to be classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet at June 30, 2012. We believe that if BP were to be successful in claiming the contract void ab initio, we may have an indemnity claim against the former shareholders of Frontier. We have put the former shareholders of Frontier on notice of this potential claim. We can make no assurances as to the outcome of this dispute.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

At June 30, 2012, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet at June 30, 2012. The disputed amount relates to lost revenues due from Pemex for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 8 — Debt

Total debt consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,966	$299,949
7.375% Senior Notes due 2014	249,722	249,647
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,945	299,938
2.50% Senior Notes due 2017	299,836	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,840	498,783
4.625% Senior Notes due 2021	399,503	399,480
3.95% Senior Notes due 2022	399,054	—
6.20% Senior Notes due 2040	399,891	399,890
6.05% Senior Notes due 2041	397,598	397,582
5.25% Senior Notes due 2042	498,244	—
Credit facilities	150,000	975,000

Total long-term debt	$4,444,294	$4,071,964

During June 2012, we replaced our $575 million credit facility, which was scheduled to mature in 2013, with a new $1.2 billion credit facility which matures in 2017. We continue to maintain our $600 million credit facility, which matures in 2015, which combined with our new facility, gives us a total borrowing capacity under the two facilities (together referred to as the “Credit Facilities”) of $1.8 billion. The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2012, our ratio of debt to total tangible capitalization was 0.35. We were in compliance with all covenants under the Credit Facilities as of June 30, 2012.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At June 30, 2012, we had no letters of credit outstanding under the Credit Facilities.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities to repay the outstanding balance; therefore, we have continued to report the balance as long-term on our June 30, 2012 Consolidated Balance Sheet.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2012, expect to remain in compliance during the year.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The following table presents the estimated fair value of our long-term debt as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,966	$312,362	$299,949	$317,586
7.375% Senior Notes due 2014	249,722	274,275	249,647	278,966
3.45% Senior Notes due 2015	350,000	367,465	350,000	363,571
3.05% Senior Notes due 2016	299,945	309,804	299,938	306,057
2.50% Senior Notes due 2017	299,836	303,649	—	—
7.50% Senior Notes due 2019	201,695	248,719	201,695	248,623
4.90% Senior Notes due 2020	498,840	538,532	498,783	531,437
4.625% Senior Notes due 2021	399,503	424,232	399,480	416,847
3.95% Senior Notes due 2022	399,054	404,017	—	—
6.20% Senior Notes due 2040	399,891	444,713	399,890	450,017
6.05% Senior Notes due 2041	397,598	436,205	397,582	443,308
5.25% Senior Notes due 2042	498,244	496,435	—	—
Credit Facilities	150,000	150,000	975,000	975,000

Total long-term debt	$4,444,294	$4,710,408	$4,071,964	$4,331,412

Note 9 — Income Taxes

At December 31, 2011, the reserves for uncertain tax positions totaled $118 million (net of related tax benefits of $8 million). At June 30, 2012, the reserves for uncertain tax positions totaled $115 million (net of related tax benefits of $8 million). If the June 30, 2012 reserves are not realized, the provision for income taxes would be reduced by $115 million in future periods.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 10 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended June 30,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,111	$2,375	$1,153	$2,152
Interest cost	1,350	2,164	1,440	2,143
Return on plan assets	(1,342)	(2,793)	(1,454)	(2,768)
Amortization of prior service cost	—	57	—	57
Amortization of transition obligation	—	—	19	—
Recognized net actuarial loss	201	1,793	123	843

Net pension expense	$1,320	$3,596	$1,281	$2,427

	Six Months Ended June 30,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$2,234	$4,806	$2,246	$4,304
Interest cost	2,708	4,360	2,823	4,286
Return on plan assets	(2,688)	(5,586)	(2,857)	(5,536)
Amortization of prior service cost	—	114	—	113
Amortization of transition obligation	—	—	37	—
Recognized net actuarial loss	401	3,678	243	1,687

Net pension expense	$2,655	$7,372	$2,492	$4,854

During the three and six months ended June 30, 2012, we made contributions to our pension plans totaling $6 million and $10 million, respectively. We expect the funding to our non-U.S. and U.S. plans in 2012, subject to applicable law, to be approximately $21 million.

Note 11 — Derivative Instruments and Hedging Activities

We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. During the six months ended June 30, 2011, we maintained certain foreign currency forward contracts that did not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment and therefore, changes in fair values were recognized as either income or loss in our consolidated income statement.

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

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we have historically maintained short-term forward contracts settling monthly in their respective local currencies. At June 30, 2012, we had no outstanding derivative contracts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The balance of the net unrealized gain/(loss) related to our cash flow hedges included in “Accumulated other comprehensive loss” (“AOCL”) and related activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net unrealized gain/(loss) at beginning of period	$(644)	$1,766	$(3,061)	$1,970
Activity during period:
Settlement of foreign currency forward contracts during the period	644	(801)	3,061	(1,382)
Settlement of interest rate swaps during the period	—	—	—	(366)
Net unrealized gain on outstanding foreign currency forward contracts	—	3,152	—	3,895

Net unrealized gain/(loss) at end of period	$—	$4,117	$—	$4,117

Financial Statement Presentation

The following tables, together with Note 12, summarize the financial statement presentation and fair value of our derivative positions as of June 30, 2012 and December 31, 2011:

		Estimated fair value
	Balance sheet classification	June 30, 2012	December 31, 2011
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$—	$3,061

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended June 30, 2012 and 2011:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2012	2011	2012	2011	2012	2011
Cash flow hedges
Foreign currency forward contracts	$—	$3,152	$(644)	$801	$—	$—

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the six months ended June 30, 2012 and 2011:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2012	2011	2012	2011	2012	2011
Cash flow hedges
Foreign currency forward contracts	$—	$3,895	$(3,061)	$1,382	$—	$—
Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$—	$(546)

Note 12 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2012				December 31, 2011
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets -
Marketable securities	$5,247	$5,247	$—	$—	$4,701	$4,701
Liabilities -
Foreign currency forward contracts	$—	$—	$—	$—	$3,061	$3,061

At the time of valuation, the derivative instruments were valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.

Note 13 — Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), which entered into an assignment agreement with BP for a two well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition. ExxonMobil has informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig was fully ready to operate under the drilling contract. The rig operated under farmout arrangements from March 2011 to the conclusion of the contract in the second quarter of 2012. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. The arbitration process is proceeding, and we intend to vigorously pursue these claims. As a result of the uncertainties noted above, we have not recognized any revenue during the assignment period and the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved should the arbitration panel ultimately rule in our favor.

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

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2012, there were 26 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit examination of our 2008 U.S. tax return and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts in our 2008 tax return, and have filed protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions. Our 2009 tax return is under audit, and we expect to receive additional Information Document Requests in the coming months. In addition, a U.S. subsidiary of Frontier is also under audit by the IRS for its 2007 and 2008 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we disagree with those assessments based on the technical merits of the positions established at the time of the filing of the tax return. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.

Our Mexican income tax returns have been examined for the 2002 through 2007 periods and audit claims have been assessed for approximately $297 million (including interest and penalties). During 2011, we received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $5 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. Tax authorities in Mexico and other jurisdictions may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Additional audit claims of approximately $75 million attributable to customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We maintain certain insurance coverage against specified marine perils which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. Our customer assumes the risk of loss on the Noble Bully I due to a named windstorm event up to $450 million per occurrence pursuant to the terms of the drilling contract relating to such vessel, provided that we are responsible for the first $25 million per occurrence for such named windstorm events. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our rigs located in the Mexico portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles on our rigs ranging from $15 million to $25 million per occurrence, depending on location. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In January 2012, we were assessed a fine by the Brazilian government in the amount of R$1.8 million (approximately $900,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in September 2011. We have accepted the assessment.

In October 2011, we were assessed a fine by the Brazilian government in the amount of R$238,000 (approximately $120,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in November 2010. We have accepted the assessment.

We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $3.1 billion at June 30, 2012.

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

Nigerian Operations

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three and six months ended June 30, 2012 and 2011 for Noble-Swiss and Noble-Cayman are shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items.

	Noble-Swiss
	Three Months Ended June 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$878,372	$20,551	$898,923	$612,845	$15,152	$627,997
Depreciation and amortization	180,112	3,503	183,615	159,843	3,276	163,119
Segment operating income / (loss)	246,161	(1,666)	244,495	77,309	1,736	79,045
Interest expense, net of amount capitalized	(105)	(20,547)	(20,652)	(683)	(14,146)	(14,829)
Income tax (provision) / benefit	(51,098)	4,742	(46,356)	(11,418)	1,910	(9,508)
Segment profit / (loss)	178,094	(18,276)	159,818	64,939	(10,856)	54,083
Total assets (at end of period)	13,483,083	552,933	14,036,016	12,046,536	391,702	12,438,238

	Noble-Cayman
	Three Months Ended June 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$878,372	$20,551	$898,923	$612,845	$15,152	$627,997
Depreciation and amortization	180,112	2,991	183,103	159,843	2,793	162,636
Segment operating income	248,065	8,783	256,848	83,833	9,209	93,042
Interest expense, net of amount capitalized	(105)	(20,547)	(20,652)	(683)	(14,146)	(14,829)
Income tax (provision) / benefit	(51,098)	5,121	(45,977)	(11,418)	2,261	(9,157)
Segment profit / (loss)	179,998	(7,028)	172,970	71,463	(2,645)	68,818
Total assets (at end of period)	13,483,083	514,241	13,997,324	12,046,536	353,149	12,399,685

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble-Swiss
	Six Months Ended June 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$1,659,615	$36,998	$1,696,613	$1,177,499	$29,386	$1,206,885
Depreciation and amortization	348,060	6,632	354,692	314,731	6,510	321,241
Segment operating income	386,428	1,710	388,138	162,025	3,284	165,309
Interest expense, net of amount capitalized	(194)	(30,954)	(31,148)	(1,768)	(32,102)	(33,870)
Income tax (provision) / benefit	(73,698)	5,753	(67,945)	(30,281)	5,414	(24,867)
Segment profit / (loss)	303,578	(23,585)	279,993	131,819	(23,241)	108,578
Total assets (at end of period)	13,483,083	552,933	14,036,016	12,046,536	391,702	12,438,238

	Noble-Cayman
	Six Months Ended June 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$1,659,615	$36,998	$1,696,613	$1,177,499	$29,386	$1,206,885
Depreciation and amortization	348,060	5,616	353,676	314,731	5,560	320,291
Segment operating income	393,197	21,779	414,976	174,080	18,408	192,488
Interest expense, net of amount capitalized	(194)	(30,954)	(31,148)	(1,768)	(32,102)	(33,870)
Income tax (provision) / benefit	(73,698)	6,510	(67,188)	(30,281)	6,099	(24,182)
Segment profit / (loss)	310,347	(2,725)	307,622	143,874	(7,396)	136,478
Total assets (at end of period)	13,483,083	514,241	13,997,324	12,046,536	353,149	12,399,685

Note 15 — Accounting Pronouncements

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Six months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Accounts receivable	$(87,244)	$(122,605)	$(87,244)	$(122,572)
Other current assets	(82,590)	(55,141)	(85,357)	(46,895)
Other assets	(10,452)	(13,344)	(10,454)	(15,821)
Accounts payable	9,776	(17,020)	8,804	(17,050)
Other current liabilities	(2,282)	1,544	(1,997)	(11,283)
Other liabilities	33,608	16,030	33,608	16,004

	$(139,184)	$(190,536)	$(142,640)	$(197,617)

Note 17 — Guarantees of Registered Securities

Noble-Cayman, or one or more subsidiaries of Noble-Cayman, are a co-issuer or guarantor or otherwise obligated as of June 30, 2012 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$300 million 5.875% Senior Notes due 2013	Noble-Cayman	Noble Drilling Corporation (“NDC”)
NHIL
$250 million 7.375% Senior Notes due 2014	NHIL	Noble-Cayman
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NDC	Noble-Cayman
	Noble Drilling Services 6 LLC (“NDS6”)	Noble Holding (U.S.) Corporation (“NHC”)
Noble Drilling Holding LLC (“NDH”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$95	$331	$—	$4	$—	$267,440	$—	$267,870
Accounts receivable	—	15,595	3,325	—	—	674,613	—	693,533
Taxes receivable	—	4,566	—	—	—	93,179	—	97,745
Prepaid expenses	—	502	9	—	—	76,119	—	76,630
Short-term notes receivable from affiliates	—	119,476	—	—	—	234,992	(354,468)	—
Accounts receivable from affiliates	761,630	130,097	973,381	563,640	39,829	5,340,324	(7,808,901)	—
Other current assets	516	641	196	—	—	141,188	—	142,541

Total current assets	762,241	271,208	976,911	563,644	39,829	6,827,855	(8,163,369)	1,278,319

Property and equipment, at cost	—	2,326,256	74,856	—	—	13,618,432	—	16,019,544
Accumulated depreciation	—	(285,259)	(56,410)	—	—	(3,284,603)	—	(3,626,272)

Property and equipment, net	—	2,040,997	18,446	—	—	10,333,829	—	12,393,272

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,578,007	(11,604,391)	—
Investments in affiliates	7,322,022	9,407,807	3,418,778	7,016,530	2,219,318	—	(29,384,455)	—
Other assets	6,745	554	435	27,584	820	289,595	—	325,733

Total assets	$11,907,471	$12,926,566	$4,414,570	$11,132,572	$2,739,074	$20,029,286	$(49,152,215)	$13,997,324

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$73,168	$51,054	$110,770	$—	$—	$119,476	$(354,468)	$—
Accounts payable	—	3,141	555	—	—	272,702	—	276,398
Accrued payroll and related costs	—	4,530	7,223	—	—	105,284	—	117,037
Accounts payable to affiliates	900,919	4,342,182	3,741	138,782	53,235	2,370,042	(7,808,901)	—
Interest payable	1,548	—	—	67,248	4,412	—	—	73,208
Taxes payable	—	9,595	—	—	—	75,298	—	84,893
Other current liabilities	—	—	241	—	—	108,435	—	108,676

Total current liabilities	975,635	4,410,502	122,530	206,030	57,647	3,051,237	(8,163,369)	660,212

Long-term debt	449,966	—	—	3,792,633	201,695	—	—	4,444,294
Notes payable to affiliates	2,855,394	1,039,500	—	975,000	1,342,000	5,392,497	(11,604,391)	—
Deferred income taxes	—	—	15,731	—	—	222,314	—	238,045
Other liabilities	19,929	17,361	—	—	—	269,107	—	306,397

Total liabilities	4,300,924	5,467,363	138,261	4,973,663	1,601,342	8,935,155	(19,767,760)	5,648,948

Commitments and contingencies

Total shareholder equity	7,606,547	7,459,203	4,276,309	6,158,909	1,137,732	10,352,302	(29,384,455)	7,606,547
Noncontrolling interest	—	—	—	—	—	741,829	—	741,829

Total equity	7,606,547	7,459,203	4,276,309	6,158,909	1,137,732	11,094,131	(29,384,455)	8,348,376

Total liabilities and equity	$11,907,471	$12,926,566	$4,414,570	$11,132,572	$2,739,074	$20,029,286	$(49,152,215)	$13,997,324

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$146	$385	$—	$—	$—	$234,525	$—	$235,056
Accounts receivable	—	10,810	3,371	—	—	572,982	—	587,163
Taxes receivable	—	4,566	—	—	—	70,718	—	75,284
Prepaid expenses	—	453	19	—	—	32,633	—	33,105
Short-term notes receivable from affiliates	—	119,476	—	—	—	122,298	(241,774)	—
Accounts receivable from affiliates	1,683,740	99,202	879,581	159,132	33,905	6,372,657	(9,228,217)	—
Other current assets	—	643	196	93	—	119,177	—	120,109

Total current assets	1,683,886	235,535	883,167	159,225	33,905	7,524,990	(9,469,991)	1,050,717

Property and equipment, at cost	—	2,737,764	75,001	—	—	12,693,229	—	15,505,994
Accumulated depreciation	—	(232,621)	(54,599)	—	—	(3,117,369)	—	(3,404,589)

Property and equipment, net	—	2,505,143	20,402	—	—	9,575,860	—	12,101,405

Notes receivable from affiliates	3,842,062	675,000	—	2,336,527	572,107	2,678,192	(10,103,888)	—
Investments in affiliates	6,969,201	9,101,938	3,450,212	6,605,771	2,141,450	—	(28,268,572)	—
Other assets	3,230	473	483	18,548	880	281,669	—	305,283

Total assets	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$72,298	$50,000	$—	$—	$—	$119,476	$(241,774)	$—
Accounts payable	—	5,577	985	—	—	429,167	—	435,729
Accrued payroll and related costs	—	2,897	6,518	—	—	99,493	—	108,908
Accounts payable to affiliates	2,079,719	4,166,021	27,341	112,953	34,107	2,808,076	(9,228,217)	—
Interest payable	1,891	—	—	48,116	4,412	—	—	54,419
Taxes payable	—	10,032	—	—	—	81,158	—	91,190
Other current liabilities	—	—	240	—	—	123,159	—	123,399

Total current liabilities	2,153,908	4,234,527	35,084	161,069	38,519	3,660,529	(9,469,991)	813,645

Long-term debt	1,274,949	—	—	2,595,320	201,695	—	—	4,071,964
Notes payable to affiliates	1,667,291	1,147,500	85,000	975,000	811,000	5,418,097	(10,103,888)	—
Deferred income taxes	—	—	15,731	—	—	227,060	—	242,791
Other liabilities	19,929	24,878	—	—	—	210,565	—	255,372

Total liabilities	5,116,077	5,406,905	135,815	3,731,389	1,051,214	9,516,251	(19,573,879)	5,383,772

Commitments and contingencies

Total shareholder equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	9,853,129	(28,268,572)	7,382,302
Noncontrolling interest	—	—	—	—	—	691,331	—	691,331

Total equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	10,544,460	(28,268,572)	8,073,633

Total liabilities and equity	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$38,348	$4,819	$—	$—	$824,684	$(19,614)	$848,237
Reimbursables	—	502	—	—	—	30,310	—	30,812
Labor contract drilling services	—	—	—	—	—	19,863	—	19,863
Other	—	—	—	—	—	943	(932)	11

Total operating revenues	—	38,850	4,819	—	—	875,800	(20,546)	898,923

Operating costs and expenses
Contract drilling services	1,256	14,375	1,839	18,779	—	405,895	(20,546)	421,598
Reimbursables	—	338	—	—	—	24,632	—	24,970
Labor contract drilling services	—	—	—	—	—	11,847	—	11,847
Depreciation and amortization	—	15,238	1,061	—	—	166,804	—	183,103
Selling, general and administrative	454	1,465	—	9,618	—	3,930	—	15,467
Loss on impairment	—	—	—	—	—	18,345	—	18,345
Gain on contract settlements/extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	1,710	26,547	2,900	28,397	—	603,067	(20,546)	642,075

Operating income (loss)	(1,710)	12,303	1,919	(28,397)	—	272,733	—	256,848
Other income (expense)
Equity earnings in affiliates, net of tax	197,409	154,580	10,078	230,830	69,542	—	(662,439)	—
Interest expense, net of amounts capitalized	(25,294)	(14,003)	(842)	(29,494)	(11,405)	(20,076)	80,462	(20,652)
Interest income and other, net	2,565	10,867	(21)	32,925	2,815	32,919	(80,462)	1,608

Income before income taxes	172,970	163,747	11,134	205,864	60,952	285,576	(662,439)	237,804
Income tax provision	—	(13,487)	—	—	—	(32,490)	—	(45,977)

Net Income	172,970	150,260	11,134	205,864	60,952	253,086	(662,439)	191,827
Net income attributable to noncontrolling interests	—	—	—	—	—	(18,857)	—	(18,857)

Net income attributable to Noble Corporation	172,970	150,260	11,134	205,864	60,952	234,229	(662,439)	172,970

Other comprehensive loss, net	(4,901)	—	—	—	—	(4,901)	4,901	(4,901)

Comprehensive income attributable to Noble Corporation	$168,069	$150,260	$11,134	$205,864	$60,952	$229,328	$(657,538)	$168,069

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$81,339	$9,880	$—	$—	$1,542,760	$(39,432)	$1,594,547
Reimbursables	—	5,810	—	—	—	60,143	—	65,953
Labor contract drilling services	—	—	—	—	—	35,871	—	35,871
Other	—	—	—	—	—	1,174	(932)	242

Total operating revenues	—	87,149	9,880	—	—	1,639,948	(40,364)	1,696,613

Operating costs and expenses
Contract drilling services	2,439	28,694	3,610	36,412	—	805,953	(40,364)	836,744
Reimbursables	—	5,425	—	—	—	50,146	—	55,571
Labor contract drilling services	—	—	—	—	—	21,079	—	21,079
Depreciation and amortization	—	30,077	2,097	—	—	321,502	—	353,676
Selling, general and administrative	811	2,811	—	18,437	—	7,418	—	29,477
Loss on impairment	—	—	—	—	—	18,345	—	18,345
Gain on contract settlements/extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	3,250	62,138	5,707	54,849	—	1,196,057	(40,364)	1,281,637

Operating income (loss)	(3,250)	25,011	4,173	(54,849)	—	443,891	—	414,976
Other income (expense)
Equity earnings in affiliates, net of tax	352,821	289,165	55,880	410,758	145,403	—	(1,254,027)	—
Interest expense, net of amounts capitalized	(45,900)	(28,917)	(2,188)	(50,466)	(19,188)	(39,972)	155,483	(31,148)
Interest income and other, net	3,951	18,691	(5)	62,179	5,925	67,749	(155,483)	3,007

Income before income taxes	307,622	303,950	57,860	367,622	132,140	471,668	(1,254,027)	386,835
Income tax provision	—	(22,263)	—	—	—	(44,925)	—	(67,188)

Net Income	307,622	281,687	57,860	367,622	132,140	426,743	(1,254,027)	319,647
Net income attributable to noncontrolling interests	—	—	—	—	—	(12,025)	—	(12,025)

Net income attributable to Noble Corporation	307,622	281,687	57,860	367,622	132,140	414,718	(1,254,027)	307,622

Other comprehensive loss, net	(1,140)	—	—	—	—	(1,140)	1,140	(1,140)

Comprehensive income attributable to Noble Corporation	$306,482	$281,687	$57,860	$367,622	$132,140	$413,578	$(1,252,887)	$306,482

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$35,090	$4,705	$—	$—	$566,145	$(16,390)	$589,550
Reimbursables	—	1,778	—	—	—	22,344	—	24,122
Labor contract drilling services	—	—	—	—	—	14,012	—	14,012
Other	—	—	—	—	—	313	—	313

Total operating revenues	—	36,868	4,705	—	—	602,814	(16,390)	627,997

Operating costs and expenses
Contract drilling services	1,598	12,085	1,975	8,236	—	322,700	(16,390)	330,204
Reimbursables	—	2,007	—	—	—	16,716	—	18,723
Labor contract drilling services	—	—	—	—	—	8,750	—	8,750
Depreciation and amortization	—	13,068	935	—	—	148,633	—	162,636
Selling, general and administrative	1,792	1,209	—	7,626	1	4,014	—	14,642
Gain on contract extinguishments, net	—	—	—	—	—	—	—	—

Total operating costs and expenses	3,390	28,369	2,910	15,862	1	500,813	(16,390)	534,955

Operating income (loss)	(3,390)	8,499	1,795	(15,862)	(1)	102,001	—	93,042

Other income (expense)
Equity earnings in affiliates, net of tax	88,486	64,434	19,176	122,310	71,736	—	(366,142)	—
Interest expense, net of amounts capitalized	(17,903)	(15,323)	(1,719)	(23,530)	(7,271)	(886)	51,803	(14,829)
Interest income and other, net	1,625	6,932	37	11,435	2,252	29,375	(51,803)	(147)

Income before income taxes	68,818	64,542	19,289	94,353	66,716	130,490	(366,142)	78,066
Income tax provision	—	6,658	—	—	—	(15,815)	—	(9,157)

Net Income	68,818	71,200	19,289	94,353	66,716	114,675	(366,142)	68,909
Net income attributable to noncontrolling interests	—	—	—	—	—	(91)	—	(91)

Net income attributable to Noble Corporation	68,818	71,200	19,289	94,353	66,716	114,584	(366,142)	68,818

Other comprehensive income, net	4,415	—	—	—	—	4,415	(4,415)	4,415

Comprehensive income attributable to Noble Corporation	$73,233	$71,200	$19,289	$94,353	$66,716	$118,999	$(370,557)	$73,233

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$61,054	$9,695	$—	$—	$1,089,739	$(28,333)	$1,132,155
Reimbursables	—	2,690	12	—	—	43,711	—	46,413
Labor contract drilling services	—	—	—	—	—	27,559	—	27,559
Other	—	—	—	—	—	758	—	758

Total operating revenues	—	63,744	9,707	—	—	1,161,767	(28,333)	1,206,885

Operating costs and expenses
Contract drilling services	3,059	21,069	3,798	16,806	—	614,637	(28,333)	631,036
Reimbursables	—	2,911	—	—	—	32,915	—	35,826
Labor contract drilling services	—	—	—	—	—	17,273	—	17,273
Depreciation and amortization	—	23,192	1,844	—	—	295,255	—	320,291
Selling, general and administrative	3,303	2,718	—	15,503	1	9,648	—	31,173
Gain on contract extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	6,362	49,890	5,642	32,309	1	948,526	(28,333)	1,014,397

Operating income (loss)	(6,362)	13,854	4,065	(32,309)	(1)	213,241	—	192,488

Other income (expense)
Equity earnings in affiliates, net of tax	175,766	102,373	34,977	172,371	107,556	—	(593,043)	—
Interest expense, net of amounts capitalized	(36,264)	(29,915)	(3,539)	(46,026)	(14,942)	(3,017)	99,833	(33,870)
Interest income and other, net	3,338	12,470	48	22,744	4,044	59,283	(99,833)	2,094

Income before income taxes	136,478	98,782	35,551	116,780	96,657	269,507	(593,043)	160,712
Income tax provision	—	5,800	—	—	—	(29,982)	—	(24,182)

Net Income	136,478	104,582	35,551	116,780	96,657	239,525	(593,043)	136,530
Net income attributable to noncontrolling interests	—	—	—	—	—	(52)	—	(52)

Net income attributable to Noble Corporation	136,478	104,582	35,551	116,780	96,657	239,473	(593,043)	136,478

Other comprehensive income, net	7,904	—	—	—	—	7,904	(7,904)	7,904

Comprehensive income attributable to Noble Corporation	$144,382	$104,582	$35,551	$116,780	$96,657	$247,377	$(600,947)	$144,382

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(39,135)	$8,929	$4,457	$(32,947)	$(13,203)	$623,600	$—	$551,701

Cash flows from investing activities
Capital expenditures	—	(182,619)	(306)	—	—	(480,775)	—	(663,700)
Change in accrued capital expenditures	—	—	—	—	—	(159,134)	—	(159,134)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(182,619)	(306)	(1,188,287)	—	(639,909)	1,188,287	(822,834)

Cash flows from financing activities
Borrowings on bank credit facilities	325,000	—	—	—	—	—	—	325,000
Repayments on bank credit facilities	(1,150,000)	—	—	—	—	—	—	(1,150,000)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from joint venture partners	—	—	—	—	—	40,000	—	40,000
Financing costs on credit facilities	(5,014)	—	—	—	—	—	—	(5,014)
Distributions to parent	(92,675)	—	—	—	—	—	—	(92,675)
Advances (to) from affiliates	(226,514)	173,636	(4,151)	34,602	13,203	9,224	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	39,084	173,636	(4,151)	1,221,238	13,203	49,224	(1,188,287)	303,947

Net change in cash and cash equivalents	(51)	(54)	—	4	—	32,915	—	32,814
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$95	$331	$—	$4	$—	$267,440	$—	$267,870

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(30,984)	$23,361	$2,591	$(43,770)	$(10,840)	$306,119	$—	$246,477

Cash flows from investing activities
Capital expenditures	—	(846,292)	(197)	—	—	(564,793)	—	(1,411,282)
Change in accrued capital expenditures	—	—	—	—	—	(51,500)	—	(51,500)
Notes receivable from affiliates	20,000	—	—	—	—	91,000	(111,000)	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	20,000	(846,292)	(197)	—	—	(506,651)	(111,000)	(1,444,140)

Cash flows from financing activities
Borrowings on bank credit facilities	625,000	—	—	—	—	—	—	625,000
Repayments on bank credit facilities	(240,000)	—	—	—	—	—	—	(240,000)
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from joint venture partners	—	—	—	—	—	436,000	—	436,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing costs on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent	(94,291)	—	—	—	—	—	—	(94,291)
Advances (to) from affiliates	(238,391)	840,576	32,606	(1,044,063)	10,840	398,432	—	—
Notes payable to affiliates	(38,500)	(17,500)	(35,000)	—	—	(20,000)	111,000	—

Net cash from financing activities	10,983	823,076	(2,394)	43,770	10,840	91,906	111,000	1,089,181

Net change in cash and cash equivalents	(1)	145	—	—	—	(108,626)	—	(108,482)
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$41	$291	$—	$—	$—	$224,585	$—	$224,917

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2012, and our results of operations for the three and six months ended June 30, 2012 and 2011. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our Credit Facilities (as defined below), completion and acceptance of our newbuild rigs, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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

Outlook

During the first six months of 2012, we continued to see stability in the offshore drilling market even as underlying commodity markets were volatile. In the U.S. Gulf of Mexico, the granting of permits and publication of new safety rules has led to more stable activity levels within the industry, especially as it relates to the deepwater markets. The continued stable activity has led to greater investment and has contributed to an improvement in dayrates for deepwater and ultra-deepwater rigs worldwide. While there are still risks, including potential third party environmental lawsuits targeting the permitting process, possible new drilling regulations, a failure of the federal agencies of the U.S. government to issue permits in a timely manner and the adoption by individual operators of new drilling or equipment standards exceeding those required by regulatory bodies, we believe the potential for these risks will be reduced as long as rigs continue to work without incident in the U.S. Gulf of Mexico.

There continues to be uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition to political instability in certain oil producing nations in the Middle East and North Africa, there is also uncertainty regarding recovery in the credit markets, particularly in Europe, which some analysts predict could be the catalyst for a worldwide recession. As a result, oil prices during 2012 have been volatile. Supply side concerns in response to continued political unrest in the Middle East and North Africa are weighed against global recession fears. Natural gas prices in the United States continue to be at low levels based on current oversupply. We believe these competing factors will impact the volatility in the offshore drilling market and the prices of oil and gas commodities for the foreseeable future.

Despite the instability in the global economy and commodity prices noted above, the market for offshore drilling services has continued the upward trend that began in 2011. We believe both the short-term and long-term outlook for the deep and ultra-deepwater markets continues to strengthen. Market dayrates for new ultra-deepwater units remain generally above $500,000, which is higher than rates seen in recent years. A number of fixtures have exceeded $550,000, and in certain cases even exceeded $600,000. Our market analysis indicates that there is little, if any, availability of ultra-deepwater units for 2012, and 2013 availability is rapidly decreasing. Utilization rates for jackup units stabilized in 2011, and improved in most regions during the first half of 2012. While we currently have certain jackup rigs idle, we have seen tangible market activity and anticipate a favorable environment for these rigs in the short-term. We continue to see differentiation in the jackup market with newer units having utilization rates and dayrates exceeding those for units that entered service before 2000. However, we continue to see improvement in the older jack-up market with increased utilization and competitive dayrates. While we have several of these units idle, we have seen tangible market activity and are actively pursuing a number of opportunities for these rigs.

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

We currently have twelve rigs contracted in Mexico with Pemex Exploracion y Produccion (“Pemex”), and three of these rigs have contracts scheduled to expire in the fourth quarter of 2012. Pemex continues to tender for additional jackup rigs as it attempts to increase the number of working rigs. Some previous tenders published by Pemex contained a requirement that certain units must have entered service since the year 2000. While Pemex did not succeed in securing a significant number of newer rigs from those published tenders, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. We remain optimistic that many, if not all, of our rigs currently operating in Mexico will continue to secure long-term work with Pemex.

In connection with our existing drilling contracts with Petrobras for two of our drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius and the Noble Roger Eason. These upgrade projects are designed to enhance the reliability and operational performance of these drillships. During the first quarter of 2012, the Noble Leo Segerius completed the shipyard portion of its reliability upgrade and departed the shipyard in Brazil for seatrials, final commissioning and customer acceptance activities. The Noble Leo Segerius is currently scheduled to return to work in the third quarter of 2012. The Noble Roger Eason entered the shipyard for its reliability upgrade in the second quarter of 2012, which is expected to take approximately 300 days to complete. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns because of labor, customs, local shipyard, local content and other issues. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or both of these drillships. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances, could involve a variety of options.

Results and Strategy

Our business strategy focuses on the active expansion of our fleet through construction, upgrades and modifications, and acquisitions of drilling units, as well as the deployment of our drilling assets in important oil and gas producing areas. We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs, and as part of this technical and operational expansion, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies.

We may dispose of some, or all, of our lower specification units and related assets and operations in one or more transactions. These dispositions may include sales of assets to third parties, a spin-off or other distribution or separation of assets. In analyzing any disposition, we will consider the strategic benefit of the potential transaction while seeking to secure what we consider appropriate value to our shareholders. To date, no potential disposition has provided the results we seek. The drilling market for lower specification units has recently improved. While we expect the increased utilization and dayrates experienced in most regions for these assets to contribute positively to our overall results under current market conditions, we do continue to analyze strategic options for these lower specification units. We can provide no assurance as to whether, or when, any disposition transaction will occur or what form it may take.

At June 30, 2012, we continued our newbuild strategy with the following 11 projects:

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

Of our 11 rigs under construction as of June 30, 2012, two of the drillships are committed for five years or more. We also recently received an 18-month contract on one jackup, the Noble Regina Allen, and a three-year contract on one drillship, the Noble Bob Douglas. The remaining rigs are currently being constructed without contracts.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and our newbuild program will further strengthen our position, especially in the ultra-deepwater and high-specification jackup markets.

In the second quarter of 2012, we recognized net income attributable to Noble-Swiss of $160 million, or $0.63 per diluted share, on total revenues of $899 million. Sequential results of key metrics are as follows:

	Three Months Ended
	June 30,	March 31,
	2012	2012
Average dayrate	$181,663	$167,124
Average utilization	76%	74%
Daily contract drilling services costs	$90,699	$94,055
Contract drilling services margin	50%	44%

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of June 30, 2012, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2012 (1)	2013	2014	2015	2016-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (4) (6)	$12,255	$1,219	$2,591	$2,459	$1,613	$4,373
Jackups/Submersibles (3)	2,159	639	927	496	97	—

Total (4)	$14,414	$1,858	$3,518	$2,955	$1,710	$4,373

Percent of Available Operating Days Committed (5)		79%	61%	40%	17%	4%

(1)	Represents a six-month period beginning July 1, 2012.
(2)	Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships presently operating offshore Brazil for Petrobras, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2012 and 2013, which projects are designed to enhance the reliability and operational performance of these drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $220 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Jim Day and Noble Clyde Boudreaux, as well as the letters of intent for the Noble Don Taylor and Noble Max Smith, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 50 percent of the potential performance bonuses for these rigs, except for the Noble Clyde Boudreaux, while it is working in Brazil, where limited bonus is expected. Our backlog for these rigs includes approximately $418 million attributable to these performance bonuses.

(3)	Pemex has the ability to cancel its drilling contracts on 30 days or less notice without requiring an early termination payment by Pemex. As of June 30, 2012, we had 12 rigs contracted to Pemex in Mexico, and our backlog includes approximately $790 million related to such contracts at June 30, 2012.

(4)	Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds on the Noble Dave Beard and the Noble Paul Wolff, we have not received any notification concerning contract cancellations to date nor do we anticipate receiving any such notifications.
(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2012 through 2015.
(6)	Noble and a subsidiary of Shell are involved in joint venture agreements to own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of June 30, 2012, the combined amount of backlog for these rigs totaled $2.5 billion, all of which is included in our backlog. Noble’s proportionate interest in the backlog for these rigs was $1.2 billion.

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

As of June 30, 2012, we estimate Shell and Petrobras represented approximately 64% and 16%, respectively, of our backlog.

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

As of June 30, 2012, our three rigs operating in Nigeria were operating under temporary import permits. To date, we have been successful in obtaining new, or extending existing, temporary import permits. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there.

In April 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board (“NCDMB”) to implement and monitor the law and develop regulations pursuant to the law. The NCDMB has indicated that it will require all non-Nigerian offshore drilling companies to reorganize their local operations to include Nigerian indigenous minority interests in the operating assets and to obtain the approval of the NCDMB for future work in Nigeria. The NCDMB actively monitors awards for future work and reviews plans for local content and development of Nigerian interests. The law also established a Nigerian Content Development Fund to fund the implementation of the law, and requires that one percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We cannot predict what impact the law may have on our existing or future operations in Nigeria, but the effect on our operations there could be significant.

Results of Operations

For the Three Months Ended June 30, 2012 and 2011

Net income attributable to Noble Corporation (“Noble-Swiss”) for the three months ended June 30, 2012 (the “Current Quarter”) was $160 million, or $0.63 per diluted share, on operating revenues of $899 million, compared to net income for the three months ended June 30, 2011 (the “Comparable Quarter”) of $54 million, or $0.21 per diluted share, on operating revenues of $628 million.

The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman; Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2012 and 2011, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended June 30, 2012 was $12 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2012 and 2011:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	2012	2011	% Change	2012	2011	% Change
Jackups	79%	71%	3,073	2,797	10%	$97,612	$80,742	21%
Semisubmersibles	88%	85%	1,127	1,088	4%	349,163	269,798	29%
Drillships	65%	58%	469	317	48%	329,761	220,953	49%
Other	0%	0%	—	—	—	—	—	—

Total	76%	70%	4,669	4,202	11%	$181,663	$140,296	29%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Operating revenues:
Contract drilling services	$848,237	$589,550	$258,687	44%
Reimbursables (1)	30,124	22,982	7,142	31%
Other	11	313	(302)	-96%

	$878,372	$612,845	$265,527	43%

Operating costs and expenses:
Contract drilling services	$423,502	$336,728	$86,774	26%
Reimbursables (1)	24,307	17,606	6,701	38%
Depreciation and amortization	180,112	159,843	20,269	13%
Selling, general and administrative	24,835	21,359	3,476	16%
Loss on impairment	12,710	—	12,710	**
Gain on contract settlements/extinguishments, net	(33,255)	—	(33,255)	**

	632,211	535,536	96,675	18%

Operating income	$246,161	$77,309	$168,852	218%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues — Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 29 percent increase in average dayrates increased revenue by $193 million while the 11 percent increase in operating days increased revenues by approximately $66 million.

The change in contract drilling services revenues relates to our semisubmersibles, drillships and jackups, which generated approximately $100 million, $85 million and $74 million more revenue, respectively, in the Current Quarter.

The 29 percent increase in semisubmersible average dayrates resulted in an $89 million increase in revenues from the Comparable Quarter while the four percent increase in operating days resulted in an additional $11 million increase in revenues. The increase in semisubmersibles revenue is a result of our rigs returning to standard operating dayrates after experiencing lower standby rates due to drilling restrictions in the U.S. Gulf of Mexico in the Comparable Quarter, as well as the Noble Paul Romano returning to work after being stacked in the Comparable Quarter. The increase in operating days is primarily from the Noble Jim Day, the Noble Homer Ferrington, the Noble Paul Romano and the Noble Clyde Boudreaux, which all operated at full capacity during the Current Quarter after being off contract for the majority of the Comparable Quarter.

The increase in drillship revenues was driven by a 49 percent increase in average dayrates and a 48 percent increase in operating days, resulting in a $51 million and a $34 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the Noble Bully I and Noble Bully II, which commenced their contracts with Shell in March 2012 and April 2012, respectively.

The 21 percent increase in jackup average dayrates resulted in a $52 million increase in revenues, which was coupled with a 10 percent increase in jackup operating days, resulting in a $22 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from improved market conditions in the global shallow water market throughout the jackup fleet. The increase in utilization primarily related to rigs in Mexico and the Middle East, which experienced increased operating days during the Current Quarter.

Operating Costs and Expenses — Contract drilling services operating costs and expenses increased $87 million for the Current Quarter as compared to the Comparable Quarter. A portion of the increase is due to the crew-up and operating expenses for the recently completed rigs, which added approximately $25 million in expense during the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs increased $62 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $16 million increase in labor, a $14 million increase related to shorebase support, a $7 million increase in insurance costs related to increased premiums on our new policy renewed in March 2012, a $7 million increase in mobilization due to the commencement of amortization of certain rig moves and the demobilization of rigs in Mexico, a $5 million increase in repair and maintenance, a $5 million increase in rig communications, transportation and rotation costs, a $5 million increase in rig catering and other miscellaneous expenses and a $3 million increase in safety, training and regulatory inspections.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the Noble Bully I and Noble Bully II.

Loss on impairment during the Current Quarter related to an impairment charge on our submersible fleet, primarily as a result of the declining market outlook for drilling services for this rig type.

Gain on contract settlements/extinguishments during the Current Quarter related to a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we received $5 million from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,		Change
	2012	2011	$	%
Operating revenues:
Labor contract drilling services	$19,863	$14,012	$5,851	42%
Reimbursables (1)	688	1,140	(452)	-40%

	$20,551	$15,152	$5,399	36%

Operating costs and expenses:
Labor contract drilling services	$11,847	$8,750	$3,097	35%
Reimbursables (1)	663	1,117	(454)	-41%
Depreciation and amortization	3,503	3,276	227	7%
Selling, general and administrative	569	273	296	108%
Loss on impairment	5,635	—	5,635	**

	22,217	13,416	8,801	66%

Operating (loss) income	$(1,666)	$1,736	$(3,402)	**

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses — The change in both revenue and expense primarily relate to the commencement of a refurbishment project with our customer, Shell, for one of its rigs to be operated under a labor contract in Alaska, combined with operational increases and foreign currency fluctuations in our Canadian operations.

Loss on impairment during the Current Quarter related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, the assets.

Other Income and Expenses

Interest Expense, net of amount capitalized — Interest expense, net of amount capitalized, increased $6 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of the $1.2 billion of senior notes issued in February 2012, partially offset by higher capitalized interest related to the continued construction under our newbuild program.

Income Tax Provision — Our income tax provision increased $37 million in the Current Quarter as a result of increased pre-tax income and a higher effective tax rate during the Current Quarter. The increase in pre-tax earnings generated a $24 million increase in tax expense while the increase in the income tax rate during the Current Quarter increased the income tax provision by $13 million. The increase in the income tax rate was primarily due to the net gain from the settlements and impairment charges, primarily subject to tax in the United States, coupled with other discrete tax items recognized during the Current Quarter.

For the Six Months Ended June 30, 2012 and 2011

Net income attributable to Noble Corporation (“Noble-Swiss”) for the six months ended June 30, 2012 (the “Current Period”) was $280 million, or $1.10 per diluted share, on operating revenues of $1.7 billion, compared to net income for the six months ended June 30, 2011 (the “Comparable Period”) of $109 million, or $0.43 per diluted share, on operating revenues of $1.2 billion.

The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman; Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2012 and 2011, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the six months ended June 30, 2012 was $27 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2012 and 2011:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012	2011	% Change	2012	2011	% Change
Jackups	79%	67%	6,162	5,178	19%	$93,988	$80,799	16%
Semisubmersibles	87%	77%	2,219	1,956	13%	352,084	273,374	29%
Drillships	59%	62%	754	678	11%	310,463	263,905	18%
Other	0%	0%	—	—	—	—	—	—

Total	75%	65%	9,135	7,812	17%	$174,555	$144,916	20%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Operating revenues:
Contract drilling services	$1,594,547	$1,132,155	$462,392	41%
Reimbursables (1)	64,826	44,586	20,240	45%
Other	242	758	(516)	-68%

	$1,659,615	$1,177,499	$482,116	41%

Operating costs and expenses:
Contract drilling services	$843,513	$643,091	$200,422	31%
Reimbursables (1)	54,480	34,046	20,434	60%
Depreciation and amortization	348,060	314,731	33,329	11%
Selling, general and administrative	47,679	44,808	2,871	6%
Loss on impairment	12,710	—	12,710	**
Gain on contract settlements/extinguishments, net	(33,255)	(21,202)	(12,053)	57%

	1,273,187	1,015,474	257,713	25%

Operating income	$386,428	$162,025	$224,403	138%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues — Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by increases in both average dayrates and operating days. The 20 percent increase in average dayrates increased revenues by approximately $270 million while the 17 percent increase in operating days increased revenue by $192 million.

The change in contract drilling services revenues relates to our semisubmersibles, jackups and drillships, which generated approximately $247 million, $161 million and $55 million more revenue, respectively, in the Current Period.

The 29 percent increase in semisubmersible average dayrates resulted in a $175 million increase in revenues from the Comparable Period while the increase in operating days of 13 percent resulted in an additional $72 million increase in revenues. The increase in semisubmersibles revenue is a result of our rigs returning to standard operating dayrates after experiencing lower standby rates due to drilling restrictions in the U.S. Gulf of Mexico in the Comparable Period, as well as the Noble Paul Romano returning to work after being stacked in the Comparable Period. The increase in operating days is primarily from the Noble Jim Day, the Noble Homer Ferrington, the Noble Paul Romano and the Noble Clyde Boudreaux, which all operated at full capacity during the Current Period after being off contract for the majority of the Comparable Period.

The 16 percent increase in jackup average dayrates resulted in an $81 million increase in revenues, which was coupled with a 19 percent increase in operating days, resulting in an $80 million increase in revenues from the Comparable Period. The increase in average dayrates resulted from improved market conditions in the global shallow water market throughout the jackup fleet. The increase in utilization primarily related to rigs in Mexico and the Middle East, which experienced increased operating days during the Current Period.

The increase in drillship revenues was driven by an 18 percent increase in average dayrates and an 11 percent increase in operating days, resulting in a $35 million and a $20 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the Noble Bully I and Noble Bully II, which commenced their contracts with Shell in March 2012 and April 2012, respectively, partially offset by the Noble Phoenix, which is completing its shipyard project in anticipation of substitution for the Noble Muravlenko in Brazil.

Operating Costs and Expenses — Contract drilling services operating costs and expenses increased $200 million for the Current Period as compared to the Comparable Period. A portion of the increase is due to the crew-up and operating expenses for the recently completed rigs, which have added approximately $53 million in expense during the Current Period. Excluding the additional expenses related to these rigs, our contract drilling costs increased $147 million in the Current Period from the Comparable Period. This change was primarily driven by a $46 million increase in labor, the majority of which is due to salary increases effective in the second quarter of the prior year, a $29 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs in Mexico, a $25 million increase related to shorebase support, an $11 million increase in repair and maintenance, a $9 million increase in rig catering and other miscellaneous expenses, a $9 million increase in insurance costs related to increased premiums on our new policy renewed in March 2012, an $8 million increase in safety, training and regulatory inspections, a $5 million increase in rotation costs and a $5 million increase for rig communications and rental equipment.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to assets placed in service during the Current Period, including the Noble Bully I and Noble Bully II.

Loss on impairment during the Current Period related to an impairment charge on our submersible fleet, primarily as a result of the declining market outlook for drilling services for this rig type.

Gain on contract settlements/extinguishments during the Current Period related to a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we received $5 million from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating revenues and the operating costs and expenses for our other services for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,		Change
	2012	2011	$	%
Operating revenues:
Labor contract drilling services	$35,871	$27,559	$8,312	30%
Reimbursables (1)	1,127	1,827	(700)	-38%

	$36,998	$29,386	$7,612	26%

Operating costs and expenses:
Labor contract drilling services	$21,079	$17,273	$3,806	22%
Reimbursables (1)	1,091	1,780	(689)	-39%
Depreciation and amortization	6,632	6,510	122	2%
Selling, general and administrative	851	539	312	58%
Loss on impairment	5,635	—	5,635	**

	35,288	26,102	9,186	35%

Operating (loss) income	$1,710	$3,284	$(1,574)	**

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses — The change in both revenue and expense primarily relate to the commencement of a refurbishment project with our customer, Shell, for one of its rigs to be operated under a labor contract in Alaska, combined with operational increases and foreign currency fluctuations in our Canadian operations.

Loss on impairment during the Current Period related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, the assets.

Other Income and Expenses

Interest Expense, net of amount capitalized — Interest expense, net of amount capitalized, decreased $3 million in the Current Period as compared to the Comparable Period. The decrease is a result of higher capitalized interest in the Current Period as compared to the Comparable Period due primarily to the continued construction under our newbuild program, which was partially offset by the issuance of $1.2 billion in senior notes in February 2012. During the Current Period, we capitalized approximately 71 percent of total interest charges versus approximately 62 percent during the Comparable Period.

Income Tax Provision — Our income tax provision increased $43 million in the Current Period primarily as a result of a higher pre-tax income and effective tax rate during the Current Period. The increase in pre-tax earnings generated a $42 million increase in tax expense while the increase in the income tax rate during the Current Period increased the income tax provision by $1 million. The increase in the income tax rate was primarily due to the net gain from the settlements and impairment charges, primarily subject to tax in the United States, coupled with other discrete tax items recognized in the Current Period.

Liquidity and Capital Resources

Overview

Net cash from operating activities for the Current Period increased to $536 million from $233 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to a significant increase in net income. We had working capital of $481 million and $232 million at June 30, 2012 and December 31, 2011, respectively. As a result of our $1.2 billion debt offering in February 2012 and outstanding borrowings of $150 million on our Credit Facilities at June 30, 2012, total debt as a percentage of total debt plus equity increased to 35 percent at June 30, 2012 from 34 percent at December 31, 2011.

At June 30, 2012, we had a total contract drilling services backlog of approximately $14.4 billion. Our backlog as of June 30, 2012 reflects a commitment of 79 percent of available operating days for the remainder of 2012 and 61 percent for 2013. See additional information regarding our backlog at “Contract Drilling Services Backlog.”

Our principal capital resource in the Current Period was cash generated from our $1.2 billion senior notes offering and net cash from operating activities of $536 million. Cash generated during the Current Period was primarily used to repay borrowings outstanding under our Credit Facilities and to fund our capital expenditure program.

Our currently anticipated future cash flow needs include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	potential newbuild projects and acquisitions;

•	payments of dividends; and

•	repayment of maturing debt.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand and borrowings under our existing Credit Facilities.

Capital Expenditures

Our primary use of available liquidity during 2012 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $665 million and $1.4 billion for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, we had 11 rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first six months of 2012 totaled $162 million, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Don Taylor (formerly HHI Drillship I)	$56.2
Noble Globetrotter II	37.7
Noble Bob Douglas (formerly HHI Drillship II)	4.2
Noble Sam Croft (formerly HHI Drillship III)	1.8
HHI Drillship IV	1.2
Jackups
Noble Regina Allen (formerly Noble Jackup I)	3.4
Noble Mick O’Brien (formerly Noble Jackup II)	2.7
Noble Houston Colbert (formerly Noble Jackup III)	1.8
Noble Sam Turner (formerly Noble Jackup IV)	1.5
Noble Tom Prosser (formerly Noble Jackup V)	1.5
Noble Jackup VI	1.5
Recently completed construction projects
Noble Bully II	17.9
Noble Globetrotter I	25.4
Noble Bully I	4.7

Total Newbuild Capital Expenditures	$161.5

In addition to the newbuild expenditures noted above, capital expenditures for the six months ended June 30, 2012 consisted of the following:

•	$327 million for major projects, including $34 million in subsea related expenditures and $24 million to upgrade two drillships currently operating in Brazil;

•	$99 million for other capitalized expenditures, including drilling equipment upgrades which generally have useful lives ranging from 3 to 5 years; and

•	$77 million in capitalized interest.

Our total capital expenditure estimate for 2012 is approximately $1.9 billion, including capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of June 30, 2012, we had outstanding commitments, including shipyard and purchase commitments, for approximately $3.1 billion, of which we expect to spend approximately $1.6 billion within the next twelve months.

From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed expected amounts include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, changes in governmental regulations and requirements and changes in design criteria or specifications during repair or construction.

Dividends

Our most recent quarterly payment to shareholders, totaling approximately $36 million (or 0.13 CHF per share), in the form of a par value reduction, was declared on April 27, 2012 and paid on May 16, 2012 to holders of record on May 7, 2012. This payment represented the final tranche of our previously approved payment to shareholders in the form of a par value reduction.

In April 2012, our shareholders approved the payment of a dividend funded from our capital contribution reserve aggregating $0.52 per share to be paid in four equal installments scheduled for August 2012, November 2012, February 2013 and May 2013. These dividends will require us to make cash payments of approximately $66 million in 2012, based on the number of shares currently outstanding. In connection with this approval and the resulting obligation to shareholders, we recorded dividends payable of approximately $133 million during the second quarter of 2012. Any additional issuances of shares would further increase our obligation.

The declaration and payment of dividends in the future by Noble-Swiss or the distributions of capital, including returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.

Credit Facilities and Long-Term Debt

During June 2012, we replaced our $575 million credit facility, which was scheduled to mature in 2013, with a new $1.2 billion credit facility which matures in 2017. We continue to maintain our $600 million credit facility, which matures in 2015, which combined with our new facility, gives us a total borrowing capacity under the two facilities (together referred to as the “Credit Facilities”) of $1.8 billion. The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2012, our ratio of debt to total tangible capitalization was 0.35. We were in compliance with all covenants under the Credit Facilities as of June 30, 2012.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. While the issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, it does reduce the amount available. At June 30, 2012, we had no letters of credit outstanding under the Credit Facilities. We believe that we maintain good relationships with our lenders under the Credit Facilities, and we believe that our lenders have the liquidity and capability to perform should the need arise for us to draw on the Credit Facilities.

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

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities to repay the outstanding balance; therefore, we have continued to report the balance as long-term on our June 30, 2012 Consolidated Balance Sheet.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2012, expect to remain in compliance during the year.

At June 30, 2012, we had letters of credit of $50 million and performance and tax assessment bonds totaling $306 million supported by surety bonds outstanding. Of the letters of credit outstanding, $19 million were issued to support bank bonds in connection with our drilling units in Nigeria. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our long-term debt was $4.4 billion at June 30, 2012 as compared to $4.1 billion at December 31, 2011. The increase in debt is a result of the issuance of $1.2 billion aggregate principal amount of senior notes, partially offset by the net repayment of $825 million on the Credit Facilities. For additional information on our long-term debt, see Note 8 to our consolidated financial statements.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At June 30, 2012, we had $150 million outstanding under the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of one percent would increase our interest charges by approximately $2 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our long-term debt was $4.7 billion and $4.3 billion at June 30, 2012 and December 31, 2011, respectively. The increase was primarily a result of our issuance of $1.2 billion in debt in February 2012, partially offset by the net repayment of $825 million on our Credit Facilities, coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.

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

At June 30, 2012, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

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

In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble-Swiss, maintains a pension plan that covers all of its salaried employees. Benefits are based on credited service and employees’ compensation near retirement, as defined by the plans.

Changes in market asset values related to the pension plans noted above could have a material impact upon our “Consolidated Statement of Comprehensive Income” and could result in material cash expenditures in future periods.

Item 4.	Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of June 30, 2012. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2012. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Notes 6, 7 and 13 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
	Total Number	Average		as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs
April 2012	1,532	$37.96	(1)	—	6,769,891
May 2012	156	$37.94	(1)	—	6,769,891
June 2012	103,693	$31.34	(1)	—	6,769,891

(1)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options and were not made pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams	August 6, 2012
David W. Williams	Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. MacLennan
James A. MacLennan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	August 6, 2012
David W. Williams	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky
Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss.

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Revolving Credit Agreement dated as of June 8, 2012 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents; and Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.2	Guaranty Agreement dated as of June 8, 2012 between Noble Drilling Corporation, a Delaware corporation, and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.3	Guaranty Agreement dated as of June 8, 2012 between Noble Holding International Limited, a Cayman Islands company, and Wells Fargo Bank, National Association (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

10.1*	Amended and Restated 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble Cayman’s Current Report on Form 8-K filed on April 30, 2012 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101+	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.