Form 10-Q
period 2012-09-30
NOBLE CORP; Noble Corp / Switzerland
filed 2012-11-06
CIK 1169055, 1458891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at October 31, 2012: Noble Corporation (Switzerland) — 252,720,353

Number of shares outstanding at October 31, 2012: Noble Corporation (Cayman Islands) — 261,245,693

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$218,467	$239,196
Accounts receivable	791,408	587,163
Taxes receivable	118,540	75,284
Prepaid expenses	64,644	35,796
Other current assets	111,433	122,173

Total current assets	1,304,492	1,059,612

Property and equipment, at cost	16,637,626	15,540,178
Accumulated depreciation	(3,825,482)	(3,409,833)

Property and equipment, net	12,812,144	12,130,345

Other assets	343,770	305,202

Total assets	$14,460,406	$13,495,159

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$298,363	$436,006
Accrued payroll and related costs	145,595	117,907
Interest payable	23,851	54,419
Taxes payable	130,551	94,920
Dividends payable	99,582	—
Other current liabilities	144,267	123,928

Total current liabilities	842,209	827,180

Long-term debt	4,639,429	4,071,964
Deferred income taxes	235,851	242,791
Other liabilities	353,595	255,372

Total liabilities	6,071,084	5,397,307

Commitments and contingencies
Shareholders’ equity
Shares; 253,299 and 252,639 shares outstanding	709,993	766,595
Treasury shares, at cost; 586 and 287 shares	(20,986)	(10,553)
Additional paid-in capital	75,696	48,356
Retained earnings	6,938,434	6,676,444
Accumulated other comprehensive loss	(72,077)	(74,321)

Total shareholders’ equity	7,631,060	7,406,521
Noncontrolling interests	758,262	691,331

Total equity	8,389,322	8,097,852

Total liabilities and equity	$14,460,406	$13,495,159

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues
Contract drilling services	$833,212	$704,892	$2,427,759	$1,837,047
Reimbursables	28,137	17,438	94,090	63,851
Labor contract drilling services	22,667	15,564	58,538	43,123
Other	16	8	258	766

	884,032	737,902	2,580,645	1,944,787

Operating costs and expenses
Contract drilling services	449,125	358,547	1,292,638	1,001,638
Reimbursables	21,047	13,971	76,618	49,797
Labor contract drilling services	12,991	8,053	34,070	25,326
Depreciation and amortization	195,087	166,213	549,779	487,454
Selling, general and administrative	26,858	27,536	75,388	72,883
Loss on impairment	—	—	18,345	—
Gain on contract settlements/extinguishments, net	—	—	(33,255)	(21,202)

	705,108	574,320	2,013,583	1,615,896

Operating income	178,924	163,582	567,062	328,891

Other income (expense)
Interest expense, net of amount capitalized	(25,635)	(11,530)	(56,783)	(45,400)
Interest income and other, net	1,553	1,117	4,526	3,175

Income before income taxes	154,842	153,169	514,805	286,666
Income tax provision	(25,162)	(17,614)	(93,107)	(42,481)

Net income	129,680	135,555	421,698	244,185
Net income attributable to noncontrolling interests	(14,906)	(238)	(26,931)	(290)

Net income attributable to Noble Corporation	$114,774	$135,317	$394,767	$243,895

Net income per share
Basic	$0.45	$0.53	$1.55	$0.96
Diluted	$0.45	$0.53	$1.55	$0.96

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$129,680	$135,555	$421,698	$244,185

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,033	(4,929)	(4,994)	(547)
Gain (loss) on foreign currency forward contracts	—	(9,654)	3,061	(7,141)
Loss on interest rate swaps	—	—	—	(366)
Amortization of deferred pension plan amounts (net of tax provision of $790 and $356 for the three months ended September 30, 2012 and 2011, respectively, and $2,157 and $1,061 for the nine months ended September 30, 2012 and 2011, respectively)	1,351	687	4,177	2,062

Other comprehensive income/(loss), net	3,384	(13,896)	2,244	(5,992)

Net comprehensive income attributable to noncontrolling interests	(14,906)	(238)	(26,931)	(290)

Comprehensive income attributable to Noble Corporation	$118,158	$121,421	$397,011	$237,903

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$421,698	$244,185
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	549,779	487,454
Loss on impairment	18,345	—
Gain on contract extinguishments, net	—	(21,202)
Deferred income taxes	(16,090)	(34,549)
Amortization of share-based compensation	28,782	26,857
Net change in other assets and liabilities	(71,010)	(243,715)

Net cash from operating activities	931,504	459,030

Cash flows from investing activities
Capital expenditures	(1,247,139)	(1,972,572)
Change in accrued capital expenditures	(195,044)	(48,782)
Refund from contract extinguishments	—	18,642

Net cash from investing activities	(1,442,183)	(2,002,712)

Cash flows from financing activities
Change in bank credit facilities, net	(630,000)	675,000
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833
Contributions from joint venture partners	40,000	481,000
Payments of joint venture debt	—	(693,494)
Settlement of interest rate swaps	—	(29,032)
Par value reduction/dividend payments	(105,092)	(114,453)
Financing costs on credit facilities	(5,014)	(2,835)
Proceeds from employee stock transactions	13,853	9,018
Repurchases of employee shares surrendered for taxes	(10,433)	(10,211)

Net cash from financing activities	489,950	1,402,826

Net change in cash and cash equivalents	(20,729)	(140,856)
Cash and cash equivalents, beginning of period	239,196	337,871

Cash and cash equivalents, end of period	$218,467	$197,015

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

	Shares		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$(50,220)	$124,631	$7,287,634

Employee related equity activity
Amortization of share-based compensation	—	—	26,857	—	—	—	—	26,857
Issuance of share-based compensation shares	248	844	(837)	—	—	—	—	7
Exercise of stock options	490	1,629	7,104	—	—	—	—	8,733
Tax benefit of stock options exercised	—	—	278	—	—	—	—	278
Restricted shares forfeited or repurchased for taxes	(319)	(1,107)	1,107	—	(10,211)	—	—	(10,211)
Retirement of treasury shares	(10,116)	(33,035)		(340,612)	373,647	—	—	—
Settlement of FIN48 provision	—	—		15,658	—	—	—	15,658
Net income	—	—	—	243,895	—	—	290	244,185
Par value reduction payments	—	(89,948)	(24,505)	—	—	—	—	(114,453)
Equity contribution by joint venture partner	—	—	—	—	—	—	518,973	518,973
Other comprehensive loss, net	—	—	—	—	—	(5,992)	—	(5,992)

Balance at September 30, 2011	252,718	$796,067	$49,010	$6,549,441	$(10,531)	$(56,212)	$643,894	$7,971,669

Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$(74,321)	$691,331	$8,097,852

Employee related equity activity
Amortization of share-based compensation	—	—	28,782	—	—	—	—	28,782
Issuance of share-based compensation shares	428	1,284	(1,276)	—	—	—	—	8
Exercise of stock options	606	1,722	10,949	—	—	—	—	12,671
Tax benefit of stock options exercised	—	—	1,174	—	—	—	—	1,174
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(10,433)	—	—	(10,433)
Net income	—	—	—	394,767	—	—	26,931	421,698
Equity contribution by joint venture partner	—	—	—	—	—	—	40,000	40,000
Par value reduction/dividend payments	—	(58,470)	(13,427)	(33,195)	—	—	—	(105,092)
Dividends payable	—	—	—	(99,582)	—	—	—	(99,582)
Other comprehensive income, net	—	—	—	—	—	2,244	—	2,244

Balance at September 30, 2012	253,299	$709,993	$75,696	$6,938,434	$(20,986)	$(72,077)	$758,262	$8,389,322

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$213,681	$235,056
Accounts receivable	791,408	587,163
Taxes receivable	118,354	75,284
Prepaid expenses	61,536	33,105
Other current assets	111,433	120,109

Total current assets	1,296,412	1,050,717

Property and equipment, at cost	16,601,975	15,505,994
Accumulated depreciation	(3,818,729)	(3,404,589)

Property and equipment, net	12,783,246	12,101,405

Other assets	343,852	305,283

Total assets	$14,423,510	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$297,969	$435,729
Accrued payroll and related costs	134,010	108,908
Interest payable	23,851	54,419
Taxes payable	126,112	91,190
Other current liabilities	144,267	123,399

Total current liabilities	726,209	813,645

Long-term debt	4,639,429	4,071,964
Deferred income taxes	235,851	242,791
Other liabilities	353,595	255,372

Total liabilities	5,955,084	5,383,772

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	466,028	450,616
Retained earnings	7,290,088	6,979,882
Accumulated other comprehensive loss	(72,077)	(74,321)

Total shareholder equity	7,710,164	7,382,302
Noncontrolling interests	758,262	691,331

Total equity	8,468,426	8,073,633

Total liabilities and equity	$14,423,510	$13,457,405

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues
Contract drilling services	$833,212	$704,892	$2,427,759	$1,837,047
Reimbursables	28,137	17,438	94,090	63,851
Labor contract drilling services	22,667	15,564	58,538	43,123
Other	16	8	258	766

	884,032	737,902	2,580,645	1,944,787

Operating costs and expenses
Contract drilling services	444,225	349,626	1,280,969	980,662
Reimbursables	21,047	13,971	76,618	49,797
Labor contract drilling services	12,991	8,053	34,070	25,326
Depreciation and amortization	194,595	165,719	548,271	486,010
Selling, general and administrative	15,487	17,637	44,964	48,810
Loss on impairment	—	—	18,345	—
Gain on contract settlements/extinguishments, net	—	—	(33,255)	(21,202)

	688,345	555,006	1,969,982	1,569,403

Operating income	195,687	182,896	610,663	375,384

Other income (expense)
Interest expense, net of amount capitalized	(25,635)	(11,530)	(56,783)	(45,400)
Interest income and other, net	1,361	1,884	4,368	3,978

Income before income taxes	171,413	173,250	558,248	333,962
Income tax provision	(24,784)	(17,298)	(91,972)	(41,480)

Net income	146,629	155,952	466,276	292,482
Net income attributable to noncontrolling interests	(14,906)	(238)	(26,931)	(290)

Net income attributable to Noble Corporation	$131,723	$155,714	$439,345	$292,192

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$146,629	$155,952	$466,276	$292,482

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,033	(4,929)	(4,994)	(547)
Gain (loss) on foreign currency forward contracts	—	(9,654)	3,061	(7,141)
Loss on interest rate swaps	—	—	—	(366)
Amortization of deferred pension plan amounts (net of tax provision of $790 and $356 for the three months ended September 30, 2012 and 2011, respectively, and $2,157 and $1,061 for the nine months ended September 30, 2012 and 2011, respectively)	1,351	687	4,177	2,062

Other comprehensive income/(loss), net	3,384	(13,896)	2,244	(5,992)

Net comprehensive income attributable to noncontrolling interests	(14,906)	(238)	(26,931)	(290)

Comprehensive income attributable to Noble Corporation	$135,107	$141,818	$441,589	$286,200

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$466,276	$292,482
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	548,271	486,010
Loss on impairment	18,345	—
Gain on contract extinguishments, net	—	(21,202)
Deferred income taxes	(16,090)	(34,549)
Capital contribution by parent- shared-based compensation	15,412	15,150
Net change in other assets and liabilities	(75,357)	(250,433)

Net cash from operating activities	956,857	487,458

Cash flows from investing activities
Capital expenditures	(1,245,671)	(1,967,618)
Change in accrued capital expenditures	(195,044)	(48,782)
Refund from contract extinguishments	—	18,642

Net cash from investing activities	(1,440,715)	(1,997,758)

Cash flows from financing activities
Change in bank credit facilities, net	(630,000)	675,000
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833
Contributions from joint venture partners	40,000	481,000
Payments of joint venture debt	—	(693,494)
Settlement of interest rate swaps	—	(29,032)
Financing costs on credit facilities	(5,014)	(2,835)
Distributions to parent company, net	(129,139)	(149,566)

Net cash from financing activities	462,483	1,368,906

Net change in cash and cash equivalents	(21,375)	(141,394)
Cash and cash equivalents, beginning of period	235,056	333,399

Cash and cash equivalents, end of period	$213,681	$192,005

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$(50,220)	$124,631	$7,260,655
Net income	—	—	—	292,192	—	290	292,482
Capital contributions by parent— share-based compensation	—	—	15,150	—	—	—	15,150
Distributions to parent	—	—	—	(149,566)	—	—	(149,566)
Settlement of FIN48 provision	—	—	15,658	—	—	—	15,658
Noncontrolling interest contributions	—	—	—	—	—	518,973	518,973
Other comprehensive income, net	—	—	—	—	(5,992)	—	(5,992)

Balance at September 30, 2011	261,246	$26,125	$447,040	$6,886,513	$(56,212)	$643,894	$7,947,360

Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$(74,321)	$691,331	$8,073,633
Net income	—	—	—	439,345	—	26,931	466,276
Capital contributions by parent— share-based compensation	—	—	15,412	—	—	—	15,412
Distributions to parent	—	—	—	(129,139)	—	—	(129,139)
Noncontrolling interest contributions	—	—	—	—	—	40,000	40,000
Other comprehensive loss, net	—	—	—	—	2,244	—	2,244

Balance at September 30, 2012	261,246	$26,125	$466,028	$7,290,088	$(72,077)	$758,262	$8,468,426

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

Our global fleet is currently located in the following areas: the U.S. Gulf of Mexico and Alaska, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Australia and the Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

Note 2 — Consolidated Joint Ventures

We own 50 percent interests in two joint ventures, each with a subsidiary of Royal Dutch Shell, PLC (“Shell”), for the construction and operation of our two Bully-class drillships. Since these entities’ equity at risk is insufficient to permit them to carry on their activities without additional financial support, they each meet the criteria for a variable interest entity. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.

In April 2011, the Bully joint venture partners entered into capital contribution agreements whereby capital calls up to a total of $360 million can be made for funds needed to complete the construction of the drillships. All contributions under these agreements were made during 2011 and the first quarter of 2012. No amounts remain available under these agreements.

At September 30, 2012, the combined carrying amount of the drillships was $1.5 billion, which was primarily funded through partners’ equity contributions.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3 — Share Data

Share capital

The following is a detail of Noble-Swiss’ authorized share capital as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Shares outstanding and trading	252,713	252,352
Treasury shares	586	287

Total shares outstanding	253,299	252,639
Treasury shares held for share-based compensation plans	12,851	13,511

Total shares authorized for issuance	266,150	266,150

Par value per share (in Swiss Francs)	3.15	3.41

Repurchased treasury shares are recorded at cost, and include both shares repurchased pursuant to our Board of Directors approved share repurchase program and shares surrendered by employees for taxes payable upon the vesting of restricted stock. The number of shares that we may hold in treasury is limited under Swiss law. At September 30, 2012, 6.8 million shares remained available for repurchase under the authorization by the Board of Directors noted above. No shares were repurchased under this authorization during the nine months ended September 30, 2012.

Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 133.1 million authorized registered shares without obtaining shareholder approval. The issuance of these authorized registered shares is subject to certain conditions regarding their use.

In April 2012, our shareholders approved the payment of a dividend aggregating $0.52 per share to be paid in four equal installments the first of which was paid in August 2012, with the remaining three installments to be paid in November 2012, February 2013 and May 2013, respectively. These dividends will require us to make cash payments of approximately $33 million during the fourth quarter of 2012, based on the number of shares currently outstanding. As of September 30, 2012, we had $100 million of dividends payable outstanding on this obligation. Any additional issuances of shares would further increase our obligation.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Allocation of net income
Basic
Net income attributable to Noble Corporation	$114,774	$135,317	$394,767	$243,895
Earnings allocated to unvested share-based payment awards	(1,192)	(1,415)	(4,008)	(2,487)

Net income to common shareholders—basic	$113,582	$133,902	$390,759	$241,408

Diluted
Net income attributable to Noble Corporation	$114,774	$135,317	$394,767	$243,895
Earnings allocated to unvested share-based payment awards	(1,190)	(1,412)	(4,002)	(2,481)

Net income to common shareholders—diluted	$113,584	$133,905	$390,765	$241,414

Weighted average shares outstanding—basic	252,657	251,580	252,339	251,327
Incremental shares issuable from assumed exercise of stock options	317	449	385	640

Weighted average shares outstanding—diluted	252,974	252,029	252,724	251,967

Weighted average unvested share-based payment awards	2,651	2,658	2,588	2,589

Earnings per share
Basic	$0.45	$0.53	$1.55	$0.96
Diluted	$0.45	$0.53	$1.55	$0.96

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. At both September 30, 2012 and 2011, stock options totaling approximately 1.1 million were excluded from the diluted earnings per share as they were not dilutive.

Note 4 — Property and Equipment

Property and equipment, at cost, as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Drilling equipment and facilities	$13,449,855	$10,974,943
Construction in progress	2,991,487	4,367,750
Other	196,284	197,485

	$16,637,626	$15,540,178

Capital expenditures, including capitalized interest, totaled $1.2 billion and $2.0 billion for the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures for the first nine months of 2012 consisted of the following:

•	$441 million for newbuild construction;

•	$548 million for major projects, including $50 million in subsea related expenditures and $29 million to upgrade two drillships currently operating in Brazil;

•	$150 million for other capitalized expenditures, including upgrades and replacements to drilling equipment, that generally have a useful life ranging from 3 to 5 years; and

•	$108 million in capitalized interest.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $31 million and $108 million for the three and nine months ended September 30, 2012, respectively, as compared to $32 million and $88 million for the three and nine months ended September 30, 2011.

Note 5 — Loss on Impairment

During the second quarter of 2012, we determined that our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million for the nine months ended September 30, 2012.

Also, during the second quarter of 2012, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the asset based on recent transactions involving similar units in the market (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $5 million for the nine months ended September 30, 2012.

Note 6 — Gain on Contract Settlements/Extinguishments, net

During the second quarter of 2012, we received approximately $5 million from the settlement of a claim relating to the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009. We had originally recorded a $17 million charge during 2009 related to this incident. Additionally, during the second quarter of 2012, we settled an action against certain vendors for damages sustained during Hurricane Ike. We recognized a net gain of approximately $28 million related to this settlement. We also resolved all outstanding matters with Anadarko Petroleum Company (“Anadarko”) related to the previously disclosed force majeure action, Hurricane Ike matters and receivables relating to the Noble Amos Runner.

In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petroleo Brasileiro S.A. (“Petrobras”) regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represented the unamortized fair value of the in-place contract at acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013, and therefore, incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. The substitution was completed during the fourth quarter of 2012.

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

Note 7 — Receivables from Customers

In June 2010, a subsidiary of Frontier, which we acquired in July 2010, entered into a charter contract with a subsidiary of BP PLC (“BP”) for the Seillean with a term of a minimum of 100 days. The unit went on hire on July 23, 2010. In October 2010, BP initiated an arbitration proceeding against us claiming the contract was void ab initio, or never existed, due to a fundamental breach and has made other claims and demanded that we reimburse the amounts already paid to us under the charter. We believe BP owes us the amounts due under the charter. The charter contained a “hell or high water” provision requiring payment, and we believe we satisfied our obligations under the charter. Outstanding receivables related to this charter totaled $35 million as of September 30, 2012. We recently received a favorable summary judgment ruling upholding the charter agreement and requiring BP to pay us the outstanding amounts, however, this matter has not been finally resolved because the ruling allows BP the opportunity to make a damages claim under the charter agreement. These receivables continue to be classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. We can make no assurances as to the outcome of this dispute.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

At September 30, 2012, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amount relates to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 8 — Debt

Total debt consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,975	$299,949
7.375% Senior Notes due 2014	249,760	249,647
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,948	299,938
2.50% Senior Notes due 2017	299,844	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,870	498,783
4.625% Senior Notes due 2021	399,515	399,480
3.95% Senior Notes due 2022	399,075	—
6.20% Senior Notes due 2040	399,891	399,890
6.05% Senior Notes due 2041	397,605	397,582
5.25% Senior Notes due 2042	498,251	—
Credit facilities	345,000	975,000

Total long-term debt	$4,639,429	$4,071,964

During June 2012, we replaced our $575 million credit facility scheduled to mature in 2013, with a new $1.2 billion credit facility, which matures in 2017. The new facility, combined with our existing $600 million credit facility that matures in 2015, gives us a total borrowing capacity under the two facilities (together referred to as the “Credit Facilities”) of $1.8 billion. The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2012, our ratio of debt to total tangible capitalization was less than 0.36. We were in compliance with all covenants under the Credit Facilities as of September 30, 2012.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At September 30, 2012, we had no letters of credit outstanding under the Credit Facilities.

During September 2012, we established a commercial paper program, which will allow us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused committed capacity under our Credit Facilities and, as such, are classified as long-term on our balance sheet. Subsequent to September 30, 2012, we began issuing notes under the program and had outstanding notes totaling $328 million as of October 31, 2012.

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

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities to repay the outstanding balance; therefore, we continue to report the balance as long-term at September 30, 2012.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2012, expect to remain in compliance during the year.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The following table presents the estimated fair value of our long-term debt as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,975	$308,949	$299,949	$317,586
7.375% Senior Notes due 2014	249,760	272,063	249,647	278,966
3.45% Senior Notes due 2015	350,000	369,921	350,000	363,571
3.05% Senior Notes due 2016	299,948	314,142	299,938	306,057
2.50% Senior Notes due 2017	299,844	309,118	—	—
7.50% Senior Notes due 2019	201,695	249,768	201,695	248,623
4.90% Senior Notes due 2020	498,870	559,783	498,783	531,437
4.625% Senior Notes due 2021	399,515	440,799	399,480	416,847
3.95% Senior Notes due 2022	399,075	420,137	—	—
6.20% Senior Notes due 2040	399,891	466,331	399,890	450,017
6.05% Senior Notes due 2041	397,605	461,733	397,582	443,308
5.25% Senior Notes due 2042	498,251	533,637	—	—
Credit Facilities	345,000	345,000	975,000	975,000

Total long-term debt	$4,639,429	$5,051,381	$4,071,964	$4,331,412

Note 9 — Income Taxes

At December 31, 2011, the reserves for uncertain tax positions totaled $118 million (net of related tax benefits of $8 million). At September 30, 2012, the reserves for uncertain tax positions totaled $124 million (net of related tax benefits of $10 million). If the September 30, 2012 reserves are not realized, the provision for income taxes would be reduced by $124 million in future periods.

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

Note 10 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended September 30,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,072	$2,431	$1,141	$2,152
Interest cost	1,317	2,196	1,433	2,143
Return on plan assets	(1,313)	(2,793)	(1,449)	(2,768)
Amortization of prior service cost	—	57	—	57
Amortization of transition obligation	—	—	19	—
Recognized net actuarial loss	199	1,885	123	844

Net pension expense	$1,275	$3,776	$1,267	$2,428

	Nine Months Ended September 30,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$3,306	$7,237	$3,387	$6,456
Interest cost	4,025	6,556	4,256	6,428
Return on plan assets	(4,001)	(8,379)	(4,306)	(8,304)
Amortization of prior service cost	—	171	—	170
Amortization of transition obligation	—	—	56	—
Recognized net actuarial loss	600	5,563	366	2,531

Net pension expense	$3,930	$11,148	$3,759	$7,281

During the three and nine months ended September 30, 2012, we made contributions to our pension plans totaling $3 million and $13 million, respectively. We expect the funding to our non-U.S. and U.S. plans in 2012, subject to applicable law, to be approximately $17 million.

Note 11 — Derivative Instruments and Hedging Activities

We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. During the nine months ended September 30, 2011, we maintained certain foreign currency forward contracts that did not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment and therefore, changes in fair values were recognized as either income or loss in our consolidated income statement.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we have historically maintained short-term forward contracts settling monthly in their respective local currencies. At September 30, 2012, we had no outstanding derivative contracts.

The balance of the net unrealized gain/(loss) related to our cash flow hedges included in “Accumulated other comprehensive loss” (“AOCL”) and related activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net unrealized gain/(loss) at beginning of period	$—	$4,117	$(3,061)	$1,970
Activity during period:
Settlement of foreign currency forward contracts during the period	—	(2,054)	3,061	(1,604)
Settlement of interest rate swaps during the period	—	—	—	(366)
Net unrealized loss on outstanding foreign currency forward contracts	—	(7,600)	—	(5,537)

Net unrealized gain/(loss) at end of period	$—	$(5,537)	$—	$(5,537)

Financial Statement Presentation

The following tables, together with Note 12, summarize the financial statement presentation and fair value of our derivative positions as of September 30, 2012 and December 31, 2011:

		Estimated fair value
	Balance sheet classification	September 30, 2012	December 31, 2011
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$—	$3,061

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended September 30, 2012 and 2011:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2012	2011	2012	2011	2012	2011
Cash flow hedges
Foreign currency forward contracts	$—	$(7,600)	$—	$(2,054)	$—	$—

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the nine months ended September 30, 2012 and 2011:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2012	2011	2012	2011	2012	2011
Cash flow hedges
Foreign currency forward contracts	$—	$(5,537)	$3,061	$(1,604)	$—	$—
Interest rate swaps	—	—	—	(366)	—	—
Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$—	$(546)

Note 12 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2012				December 31, 2011
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs	Carrying	Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Fair Value
Assets—
Marketable securities	$5,745	$5,745	$—	$—	$4,701	$4,701
Liabilities—
Foreign currency forward contracts	$—	$—	$—	$—	$3,061	$3,061

At the time of valuation, the derivative instruments were valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.

Note 13 — Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), which entered into an assignment agreement with BP for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and ExxonMobil informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig was ready to operate under the drilling contract. The rig operated under farmout arrangements from March 2011 to the conclusion of the contract in the second quarter of 2012. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. The arbitration process is proceeding, and we intend to vigorously pursue these claims. As a result of the uncertainties noted above, we have not recognized any revenue during the assignment period and the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved should the arbitration panel ultimately rule in our favor.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years. No revenue has been recognized under this contract. We have contracted the rig for much of the original term with other customers. In March 2011, we filed suit in Texas State District Court against Marathon seeking damages for its actions. The suit is proceeding and is currently in the discovery phase. We cannot provide assurance as to the outcome of this lawsuit.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2012, there were 29 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

We operate in a number of countries throughout the world and our income tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit examination of our 2008 U.S. tax return and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts in our 2008 tax return, and have filed protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. A conference has been scheduled in December 2012 to discuss these items. We intend to vigorously defend our reported positions. Our 2009 tax return is under audit, and we expect to receive additional Information Document Requests in the coming months. During the third quarter, a U.S. subsidiary of Frontier concluded its audit with the IRS for its 2007 and 2008 tax returns, resulting in no change to income tax expense. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we disagree with those assessments based on the technical merits of the positions established at the time of the filing of the tax return. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.

Our Mexican income tax returns have been examined for the 2002 through 2007 periods and audit claims have been assessed for approximately $326 million (including interest and penalties). During 2011, we received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $6 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. Tax authorities in Mexico and other jurisdictions may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Additional audit claims of approximately $91 million attributable to income, customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.

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

In January 2012, we were assessed a fine by the Brazilian government in the amount of R$1.8 million (approximately $887,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in September 2011. We have accepted the assessment.

In October 2011, we were assessed a fine by the Brazilian government in the amount of R$238,000 (approximately $117,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in November 2010. We have accepted the assessment.

We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $3.0 billion at September 30, 2012.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Nigerian Operations

During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a 2 percent surcharge on contract amounts under contracts performed by “vessels,” within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge. In August 2009, the court issued a favorable ruling in response to our originating summons stating that drilling operations do not fall within the cabotage laws and that drilling rigs are not vessels for purposes of those laws. The court also issued an injunction against the defendants prohibiting their interference with our drilling rigs or drilling operations. NIMASA has appealed the court’s ruling, although the court dismissed NIMASA’s lawsuit filed against us in February 2009. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.

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

Under the Nigerian Industrial Training Fund Act of 2004, as amended, (the “Act”), Nigerian companies with five or more employees must contribute annually one percent of their payroll to the Industrial Training Fund (“ITF”) established under the Act to be used for the training of Nigerian nationals with a view towards generating a pool of indigenously trained manpower. We have not paid this amount on our expatriate workers employed by our non-Nigerian employment entity in the past as we did not believe the contribution obligation was applicable to them. In October 2012, we received a demand from the ITF for payments going back to 2004 and associated penalties in respect of these expatriate employees. We do not believe that we owe the amount claimed and that, in the event we were to have any liability, it would be for an immaterial amount. We continue to investigate the matter and are also engaged in discussions with the ITF to resolve the issue.

Note 14 — Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally in response to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our Contract Drilling Services segment currently conducts contract drilling operations principally in the U.S. Gulf of Mexico, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Australia and the Asian Pacific.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We evaluate the performance of our operating segment primarily based on operating revenues and net income. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2012 and 2011 for Noble-Swiss and Noble-Cayman are shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items.

	Noble-Swiss
	Three Months Ended September 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$860,315	$23,717	$884,032	$719,546	$18,356	$737,902
Depreciation and amortization	191,638	3,449	195,087	162,837	3,376	166,213
Segment operating income	173,285	5,639	178,924	159,588	3,994	163,582
Interest expense, net of amount capitalized	(121)	(25,514)	(25,635)	(122)	(11,408)	(11,530)
Income tax (provision) / benefit	(28,307)	3,145	(25,162)	(18,380)	766	(17,614)
Segment profit / (loss)	130,983	(16,209)	114,774	141,199	(5,882)	135,317
Total assets (at end of period)	13,983,223	477,183	14,460,406	12,472,018	479,515	12,951,533

	Noble-Cayman
	Three Months Ended September 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$860,315	$23,717	$884,032	$719,546	$18,356	$737,902
Depreciation and amortization	191,638	2,957	194,595	162,837	2,882	165,719
Segment operating income	178,185	17,502	195,687	168,509	14,387	182,896
Interest expense, net of amount capitalized	(121)	(25,514)	(25,635)	(122)	(11,408)	(11,530)
Income tax (provision) / benefit	(28,307)	3,523	(24,784)	(18,380)	1,082	(17,298)
Segment profit / (loss)	135,883	(4,160)	131,723	150,120	5,594	155,714
Total assets (at end of period)	13,983,223	440,287	14,423,510	12,472,018	439,780	12,911,798

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble-Swiss
	Nine Months Ended September 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$2,519,930	$60,715	$2,580,645	$1,897,045	$47,742	$1,944,787
Depreciation and amortization	539,698	10,081	549,779	477,568	9,886	487,454
Segment operating income	559,713	7,349	567,062	321,613	7,278	328,891
Interest expense, net of amount capitalized	(315)	(56,468)	(56,783)	(1,890)	(43,510)	(45,400)
Income tax (provision) / benefit	(102,005)	8,898	(93,107)	(48,661)	6,180	(42,481)
Segment profit / (loss)	434,561	(39,794)	394,767	272,488	(28,593)	243,895
Total assets (at end of period)	13,983,223	477,183	14,460,406	12,472,018	479,515	12,951,533

	Noble-Cayman
	Nine Months Ended September 30,
	2012			2011
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$2,519,930	$60,715	$2,580,645	$1,897,045	$47,742	$1,944,787
Depreciation and amortization	539,698	8,573	548,271	477,568	8,442	486,010
Segment operating income	571,382	39,281	610,663	342,589	32,795	375,384
Interest expense, net of amount capitalized	(315)	(56,468)	(56,783)	(1,890)	(43,510)	(45,400)
Income tax (provision) / benefit	(102,005)	10,033	(91,972)	(48,661)	7,181	(41,480)
Segment profit / (loss)	446,230	(6,885)	439,345	293,464	(1,272)	292,192
Total assets (at end of period)	13,983,223	440,287	14,423,510	12,472,018	439,780	12,911,798

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

In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” This ASU allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment no longer allows an entity to show changes to other comprehensive income solely through the statement of equity. For publicly traded entities, the guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Nine months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Accounts receivable	$(163,051)	$(213,747)	$(163,051)	$(213,747)
Other current assets	(58,303)	(23,900)	(59,764)	(20,578)
Other assets	(25,543)	(37,171)	(25,546)	(39,649)
Accounts payable	29,470	(23,744)	29,353	(23,654)
Other current liabilities	76,035	21,281	79,436	13,655
Other liabilities	70,382	33,566	64,215	33,540

	$(71,010)	$(243,715)	$(75,357)	$(250,433)

Note 17 — Guarantees of Registered Securities

Noble-Cayman, or one or more subsidiaries of Noble-Cayman, are a co-issuer or guarantor or otherwise obligated as of September 30, 2012 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$300 million 5.875% Senior Notes due 2013	Noble-Cayman	Noble Drilling Corporation (“NDC”);
NHIL
$250 million 7.375% Senior Notes due 2014	NHIL	Noble-Cayman
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NDC;	Noble-Cayman;
	Noble Drilling Services 6 LLC (“NDS6”)	Noble Holding (U.S.) Corporation (“NHC”);
Noble Drilling Holding LLC (“NDH”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$435	$—	$19	$—	$213,227	$—	$213,681
Accounts receivable	—	10,560	1,584	—	—	779,264	—	791,408
Taxes receivable	—	25,502	—	—	—	92,852	—	118,354
Prepaid expenses	—	444	20	—	—	61,072	—	61,536
Short-term notes receivable from affiliates	—	119,476	—	—	—	252,138	(371,614)	—
Accounts receivable from affiliates	852,466	153,146	970,918	502,287	42,675	5,570,469	(8,091,961)	—
Other current assets	375	640	196	—	—	110,222	—	111,433

Total current assets	852,841	310,203	972,718	502,306	42,675	7,079,244	(8,463,575)	1,296,412

Property and equipment, at cost	—	2,616,145	75,591	—	—	13,910,239	—	16,601,975
Accumulated depreciation	—	(300,637)	(57,520)	—	—	(3,460,572)	—	(3,818,729)

Property and equipment, net	—	2,315,508	18,071	—	—	10,449,667	—	12,783,246

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,171,875	(11,198,259)	—
Investments in affiliates	7,484,253	9,078,691	3,412,070	7,188,893	2,348,479	—	(29,512,386)	—
Other assets	6,296	535	654	26,740	790	308,837	—	343,852

Total assets	$12,159,853	$12,910,937	$4,403,513	$11,242,753	$2,871,051	$20,009,623	$(49,174,220)	$14,423,510

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$51,054	$110,770	$—	$—	$119,476	$(371,614)	$—
Accounts payable	—	2,720	644	—	—	294,605	—	297,969
Accrued payroll and related costs	—	5,478	7,857	—	—	120,675	—	134,010
Accounts payable to affiliates	848,091	4,628,552	4,593	152,009	68,819	2,389,897	(8,091,961)	—
Interest payable	6,093	—	—	17,128	630	—	—	23,851
Taxes payable	—	9,007	—	—	—	117,105	—	126,112
Other current liabilities	—	—	240	—	—	144,027	—	144,267

Total current liabilities	944,498	4,696,811	124,104	169,137	69,449	3,185,785	(8,463,575)	726,209

Long-term debt	644,975	—	—	3,792,759	201,695	—	—	4,639,429
Notes payable to affiliates	2,840,287	648,475	—	975,000	1,342,000	5,392,497	(11,198,259)	—
Deferred income taxes	—	—	15,731	—	—	220,120	—	235,851
Other liabilities	19,929	17,475	—	—	—	316,191	—	353,595

Total liabilities	4,449,689	5,362,761	139,835	4,936,896	1,613,144	9,114,593	(19,661,834)	5,955,084

Commitments and contingencies
Total shareholder equity	7,710,164	7,548,176	4,263,678	6,305,857	1,257,907	10,136,768	(29,512,386)	7,710,164
Noncontrolling interest	—	—	—	—	—	758,262	—	758,262

Total equity	7,710,164	7,548,176	4,263,678	6,305,857	1,257,907	10,895,030	(29,512,386)	8,468,426

Total liabilities and equity	$12,159,853	$12,910,937	$4,403,513	$11,242,753	$2,871,051	$20,009,623	$(49,174,220)	$14,423,510

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$146	$385	$—	$—	$—	$234,525	$—	$235,056
Accounts receivable	—	10,810	3,371	—	—	572,982	—	587,163
Taxes receivable	—	4,566	—	—	—	70,718	—	75,284
Prepaid expenses	—	453	19	—	—	32,633	—	33,105
Short-term notes receivable from affiliates	—	119,476	—	—	—	122,298	(241,774)	—
Accounts receivable from affiliates	1,683,740	99,202	879,581	159,132	33,905	6,372,657	(9,228,217)	—
Other current assets	—	643	196	93	—	119,177	—	120,109

Total current assets	1,683,886	235,535	883,167	159,225	33,905	7,524,990	(9,469,991)	1,050,717

Property and equipment, at cost	—	2,737,764	75,001	—	—	12,693,229	—	15,505,994
Accumulated depreciation	—	(232,621)	(54,599)	—	—	(3,117,369)	—	(3,404,589)

Property and equipment, net	—	2,505,143	20,402	—	—	9,575,860	—	12,101,405

Notes receivable from affiliates	3,842,062	675,000	—	2,336,527	572,107	2,678,192	(10,103,888)	—
Investments in affiliates	6,969,201	9,101,938	3,450,212	6,605,771	2,141,450	—	(28,268,572)	—
Other assets	3,230	473	483	18,548	880	281,669	—	305,283

Total assets	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$72,298	$50,000	$—	$—	$—	$119,476	$(241,774)	$—
Accounts payable	—	5,577	985	—	—	429,167	—	435,729
Accrued payroll and related costs	—	2,897	6,518	—	—	99,493	—	108,908
Accounts payable to affiliates	2,079,719	4,166,021	27,341	112,953	34,107	2,808,076	(9,228,217)	—
Interest payable	1,891	—	—	48,116	4,412	—	—	54,419
Taxes payable	—	10,032	—	—	—	81,158	—	91,190
Other current liabilities	—	—	240	—	—	123,159	—	123,399

Total current liabilities	2,153,908	4,234,527	35,084	161,069	38,519	3,660,529	(9,469,991)	813,645

Long-term debt	1,274,949	—	—	2,595,320	201,695	—	—	4,071,964
Notes payable to affiliates	1,667,291	1,147,500	85,000	975,000	811,000	5,418,097	(10,103,888)	—
Deferred income taxes	—	—	15,731	—	—	227,060	—	242,791
Other liabilities	19,929	24,878	—	—	—	210,565	—	255,372

Total liabilities	5,116,077	5,406,905	135,815	3,731,389	1,051,214	9,516,251	(19,573,879)	5,383,772

Commitments and contingencies
Total shareholder equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	9,853,129	(28,268,572)	7,382,302
Noncontrolling interest	—	—	—	—	—	691,331	—	691,331

Total equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	10,544,460	(28,268,572)	8,073,633

Total liabilities and equity	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$36,149	$5,061	$—	$—	$809,858	$(17,856)	$833,212
Reimbursables	—	389	—	—	—	27,748	—	28,137
Labor contract drilling services	—	—	—	—	—	22,667	—	22,667
Other	—	—	—	—	—	16	—	16

Total operating revenues	—	36,538	5,061	—	—	860,289	(17,856)	884,032

Operating costs and expenses
Contract drilling services	1,355	13,948	1,919	19,636	—	425,223	(17,856)	444,225
Reimbursables	—	216	—	—	—	20,831	—	21,047
Labor contract drilling services	—	—	—	—	—	12,991	—	12,991
Depreciation and amortization	—	15,500	1,181	—	—	177,914	—	194,595
Selling, general and administrative	426	1,447	—	9,700	1	3,913	—	15,487

Total operating costs and expenses	1,781	31,111	3,100	29,336	1	640,872	(17,856)	688,345

Operating income (loss)	(1,781)	5,427	1,961	(29,336)	(1)	219,417	—	195,687

Other income (expense)
Equity earnings in affiliates, net of tax	162,311	69,069	36,463	172,364	129,161	—	(569,368)	—
Interest expense, net of amounts capitalized	(30,496)	(8,964)	(852)	(33,509)	(11,832)	(20,221)	80,239	(25,635)
Interest income and other, net	1,689	11,080	9	37,430	2,846	28,546	(80,239)	1,361

Income before income taxes	131,723	76,612	37,581	146,949	120,174	227,742	(569,368)	171,413
Income tax provision	—	(8,639)	—	—	—	(16,145)	—	(24,784)

Net Income	131,723	67,973	37,581	146,949	120,174	211,597	(569,368)	146,629
Net income attributable to noncontrolling interests	—	—	—	—	—	(14,906)	—	(14,906)

Net income attributable to Noble Corporation	131,723	67,973	37,581	146,949	120,174	196,691	(569,368)	131,723

Other comprehensive income, net	3,384	—	—	—	—	3,384	(3,384)	3,384

Comprehensive income attributable to Noble Corporation	$135,107	$67,973	$37,581	$146,949	$120,174	$200,075	$(572,752)	$135,107

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$117,488	$14,941	$—	$—	$2,352,618	$(57,288)	$2,427,759
Reimbursables	—	6,199	—	—	—	87,891	—	94,090
Labor contract drilling services	—	—	—	—	—	58,538	—	58,538
Other	—	—	—	—	—	1,190	(932)	258

Total operating revenues	—	123,687	14,941	—	—	2,500,237	(58,220)	2,580,645

Operating costs and expenses
Contract drilling services	3,794	42,642	5,529	56,048	—	1,231,176	(58,220)	1,280,969
Reimbursables	—	5,641	—	—	—	70,977	—	76,618
Labor contract drilling services	—	—	—	—	—	34,070	—	34,070
Depreciation and amortization	—	45,577	3,278	—	—	499,416	—	548,271
Selling, general and administrative	1,237	4,258	—	28,137	1	11,331	—	44,964
Loss on impairment	—	—	—	—	—	18,345	—	18,345
Gain on contract settlements/extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	5,031	93,249	8,807	84,185	1	1,836,929	(58,220)	1,969,982

Operating income (loss)	(5,031)	30,438	6,134	(84,185)	(1)	663,308	—	610,663

Other income (expense)
Equity earnings in affiliates, net of tax	515,132	358,234	92,343	583,122	274,564	—	(1,823,395)	—
Interest expense, net of amounts capitalized	(76,396)	(37,881)	(3,040)	(83,975)	(31,020)	(60,193)	235,722	(56,783)
Interest income and other, net	5,640	29,771	4	99,609	8,771	96,295	(235,722)	4,368

Income before income taxes	439,345	380,562	95,441	514,571	252,314	699,410	(1,823,395)	558,248
Income tax provision	—	(30,902)	—	—	—	(61,070)	—	(91,972)

Net Income	439,345	349,660	95,441	514,571	252,314	638,340	(1,823,395)	466,276
Net income attributable to noncontrolling interests	—	—	—	—	—	(26,931)	—	(26,931)

Net income attributable to Noble Corporation	439,345	349,660	95,441	514,571	252,314	611,409	(1,823,395)	439,345

Other comprehensive income, net	2,244	—	—	—	—	2,244	(2,244)	2,244

Comprehensive income attributable to Noble Corporation	$441,589	$349,660	$95,441	$514,571	$252,314	$613,653	$(1,825,639)	$441,589

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2011

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$38,955	$5,105	$—	$—	$680,617	$(19,785)	$704,892
Reimbursables	—	691	—	—	—	16,747	—	17,438
Labor contract drilling services	—	4	—	—	—	15,560	—	15,564
Other	—	—	—	—	—	8	—	8

Total operating revenues	—	39,650	5,105	—	—	712,932	(19,785)	737,902

Operating costs and expenses
Contract drilling services	1,759	10,485	1,883	9,819	—	345,465	(19,785)	349,626
Reimbursables	—	420	—	—	—	13,551	—	13,971
Labor contract drilling services	—	—	—	—	—	8,053	—	8,053
Depreciation and amortization	—	13,138	937	—	—	151,644	—	165,719
Selling, general and administrative	2,094	1,488	—	9,253	—	4,802	—	17,637

Total operating costs and expenses	3,853	25,531	2,820	19,072	—	523,515	(19,785)	555,006

Operating income (loss)	(3,853)	14,119	2,285	(19,072)	—	189,417	—	182,896

Other income (expense)
Equity earnings in affiliates, net of tax	174,673	226,079	45,818	172,153	(20,624)	—	(598,099)	—
Interest expense, net of amounts capitalized	(16,721)	(15,612)	(1,285)	(21,641)	(7,106)	(267)	51,102	(11,530)
Interest income and other, net	1,615	6,906	(40)	15,813	2,277	26,415	(51,102)	1,884

Income before income taxes	155,714	231,492	46,778	147,253	(25,453)	215,565	(598,099)	173,250
Income tax (provision) / benefit	—	487	—	—	—	(17,785)	—	(17,298)

Net Income	155,714	231,979	46,778	147,253	(25,453)	197,780	(598,099)	155,952
Net income attributable to noncontrolling interests	—	—	—	—	—	(238)	—	(238)

Net income attributable to Noble Corporation	155,714	231,979	46,778	147,253	(25,453)	197,542	(598,099)	155,714

Other comprehensive loss, net	(13,896)	—	—	—	—	(13,896)	13,896	(13,896)

Comprehensive income attributable to Noble Corporation	$141,818	$231,979	$46,778	$147,253	$(25,453)	$183,646	$(584,203)	$141,818

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2011

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$100,009	$14,800	$—	$—	$1,770,356	$(48,118)	$1,837,047
Reimbursables	—	3,381	12	—	—	60,458	—	63,851
Labor contract drilling services	—	4	—	—	—	43,119	—	43,123
Other	—	—	—	—	—	766	—	766

Total operating revenues	—	103,394	14,812	—	—	1,874,699	(48,118)	1,944,787

Operating costs and expenses
Contract drilling services	4,818	31,554	5,681	26,625	—	960,102	(48,118)	980,662
Reimbursables	—	3,331	—	—	—	46,466	—	49,797
Labor contract drilling services	—	—	—	—	—	25,326	—	25,326
Depreciation and amortization	—	36,330	2,781	—	—	446,899	—	486,010
Selling, general and administrative	5,397	4,206	—	24,756	1	14,450	—	48,810
Gain on contract extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	10,215	75,421	8,462	51,381	1	1,472,041	(48,118)	1,569,403

Operating income (loss)	(10,215)	27,973	6,350	(51,381)	(1)	402,658	—	375,384

Other income (expense)
Equity earnings in affiliates, net of tax	350,439	328,452	80,795	344,524	86,932	—	(1,191,142)	—
Interest expense, net of amounts capitalized	(52,985)	(45,527)	(4,824)	(67,667)	(22,048)	(3,284)	150,935	(45,400)
Interest income and other, net	4,953	19,376	8	38,557	6,321	85,698	(150,935)	3,978

Income before income taxes	292,192	330,274	82,329	264,033	71,204	485,072	(1,191,142)	333,962
Income tax (provision) / benefit	—	6,287	—	—	—	(47,767)	—	(41,480)

Net Income	292,192	336,561	82,329	264,033	71,204	437,305	(1,191,142)	292,482
Net income attributable to noncontrolling interests	—	—	—	—	—	(290)	—	(290)

Net income attributable to Noble Corporation	292,192	336,561	82,329	264,033	71,204	437,015	(1,191,142)	292,192

Other comprehensive loss, net	(5,992)	—	—	—	—	(5,992)	5,992	(5,992)

Comprehensive income attributable to Noble Corporation	$286,200	$336,561	$82,329	$264,033	$71,204	$431,023	$(1,185,150)	$286,200

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(59,614)	$7,563	$8,989	$(107,638)	$(25,942)	$1,133,499	$—	$956,857

Cash flows from investing activities
New construction and capital expenditures	—	(499,141)	(1,040)	—	—	(940,534)	—	(1,440,715)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(499,141)	(1,040)	(1,188,287)	—	(940,534)	1,188,287	(1,440,715)

Cash flows from financing activities
Change in bank credit facilities, net	(630,000)	—	—	—	—	—	—	(630,000)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from joint venture partners	—	—	—	—	—	40,000	—	40,000
Financing costs on credit facilities	(5,014)	—	—	—	—	—	—	(5,014)
Distributions to parent	(129,139)	—	—	—	—	—	—	(129,139)
Advances (to) from affiliates	(364,666)	491,628	(7,949)	109,308	25,942	(254,263)	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	59,468	491,628	(7,949)	1,295,944	25,942	(214,263)	(1,188,287)	462,483

Net change in cash and cash equivalents	(146)	50	—	19	—	(21,298)	—	(21,375)
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$—	$435	$—	$19	$—	$213,227	$—	$213,681

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2011

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(40,060)	$30,944	$6,889	$(105,014)	$(19,420)	$614,119	$—	$487,458

Cash flows from investing activities
New construction and capital expenditures	—	(1,135,054)	(475)	—	—	(880,871)	—	(2,016,400)
Notes receivable from affiliates	20,000	—	—	(1,096,927)	—	200,000	876,927	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	20,000	(1,135,054)	(475)	(1,096,927)	—	(662,229)	876,927	(1,997,758)

Cash flows from financing activities
Change in bank credit facilities, net	675,000	—	—	—	—	—	—	675,000
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from joint venture partners	—	—	—	—	—	481,000	—	481,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing costs on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent	(149,566)	—	—	—	—	—	—	(149,566)
Advances (to) from affiliates	(355,081)	1,121,756	28,586	114,108	19,420	(928,789)	—	—
Notes payable to affiliates	(147,500)	(17,500)	(35,000)	—	—	1,076,927	(876,927)	—

Net cash from financing activities	20,018	1,104,256	(6,414)	1,201,941	19,420	(93,388)	(876,927)	1,368,906

Net change in cash and cash equivalents	(42)	146	—	—	—	(141,498)	—	(141,394)
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$—	$292	$—	$—	$—	$191,713	$—	$192,005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2012, and our results of operations for the three and nine months ended September 30, 2012 and 2011. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our Credit Facilities (as defined below), issuance of commercial paper notes, completion and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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

Our global fleet is currently located in the following areas: the U.S. Gulf of Mexico and Alaska, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Australia and the Asian Pacific. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

During the first nine months of 2012, we continued to see stability in the offshore drilling market even as the underlying commodity markets were subject to short-term volatility. In the U.S. Gulf of Mexico, the granting of permits and publication of new safety rules has led to more stable activity levels within the industry, especially as it relates to the deepwater markets. The continued stability reflects the positive long-term outlook for commodity prices, which has led to greater investment and contributed to improved dayrates for deepwater and ultra-deepwater rigs worldwide. While there are still risks, including potential third-party environmental lawsuits targeting the permitting process, possible new drilling regulations, a failure of the federal agencies of the U.S. government to issue permits in a timely manner and the adoption by individual operators of new drilling or equipment standards exceeding those required by regulatory bodies, we believe the potential for these risks will be reduced as long as rigs continue to work without incident in the U.S. Gulf of Mexico.

There continues to be uncertainty regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. In addition to political instability in certain oil producing nations in the Middle East and North Africa, there is also uncertainty regarding recovery in the credit markets, particularly in Europe, which some analysts predict could be the catalyst for a worldwide recession. As a result, oil prices during 2012 have been volatile for short-term pricing. Supply side concerns in response to continued political unrest in the Middle East and North Africa are weighed against global recession fears. Natural gas prices in the United States continue to be at low levels based on current oversupply. We believe these competing factors will impact the volatility in the offshore drilling market and the prices of oil and gas commodities for the foreseeable future.

Despite the instability in the global economy and commodity prices noted above, the market for offshore drilling services has continued the upward trend that began in 2011. We believe both the short-term and long-term outlook for the deep and ultra-deepwater markets continues to strengthen. Market dayrates for new ultra-deepwater units remain above $500,000, which is higher than rates seen in recent years. A number of fixtures have exceeded $550,000, and in certain cases even exceeded $600,000. Our market analysis indicates that there is little, if any, availability of ultra-deepwater units for 2012, and 2013 availability is rapidly decreasing. Utilization rates for jackup units stabilized in 2011, and improved in most regions during the first nine months of 2012. While we currently have three jackup rigs available, we have seen tangible market activity and anticipate a favorable environment for these rigs in the short-term. We continue to see differentiation in the jackup market, with newer units having utilization rates and dayrates exceeding those for units that entered service before 2000. However, we continue to see improvement in the older jack-up market with increased utilization and competitive dayrates.

Demand for our drilling services generally depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding access to their oil and gas reserves. Our results of operations depend on offshore drilling activity worldwide. Historically, oil and gas prices and market expectations of potential changes in these prices have significantly affected that level of activity. Generally, higher oil and natural gas prices, or our customers’ expectations of higher prices, result in greater demand for our services and lower oil and gas prices result in reduced demand for our services. Demand for our services is also a function of the worldwide supply of mobile offshore drilling units. Industry analysts widely report that a significant expansion of industry supply of both jackups and ultra-deepwater units is underway. This increased supply and the introduction of additional non-contracted rigs into the marketplace could have an adverse effect on demand for our services or the dayrates we are able to achieve.

We currently have 12 rigs contracted in Mexico with Pemex Exploracion y Produccion (“Pemex”), and three of these rigs have contracts scheduled to expire in the fourth quarter of 2012. Pemex continues to tender for additional jackup rigs as it attempts to increase the number of working rigs. Some previous tenders published by Pemex contained a requirement that certain units must have entered service since the year 2000. While Pemex did not succeed in securing a significant number of newer rigs from those published tenders, we cannot predict whether this age requirement will be present in future Pemex tenders. If this requirement is present in future tenders, it could require us to seek work for our rigs in other locations, as the ages of our rigs currently operating in Mexico do not meet this requirement. If such work is not available, it could lead to additional idle time on some of our rigs. We cannot predict how many rigs might be affected or how long they could remain idle. Given the current market conditions and availability of rigs, we believe our rigs will either receive contract extensions with PEMEX or will find additional work in the future.

In connection with our existing drilling contracts with Petrobras for two of our drillships operating in Brazil, we approved certain shipyard reliability upgrade projects for these drillships, the Noble Leo Segerius and the Noble Roger Eason. These upgrade projects are designed to enhance the reliability and operational performance of these drillships. During the first quarter of 2012, the Noble Leo Segerius completed the shipyard portion of its reliability upgrade and departed the shipyard in Brazil for seatrials, final commissioning and customer acceptance activities. The Noble Leo Segerius returned to work in the fourth quarter of 2012. The Noble Roger Eason entered the shipyard for its reliability upgrade in the second quarter of 2012, which is expected to take approximately 270 days to complete. There are a number of risks associated with shipyard projects of this nature, particularly in Brazil, including potential project delays and cost overruns because of labor, customs, local shipyard, local content and other issues. For example, recently a number of labor issues within the operational and regulatory support infrastructure in Brazil caused two rigs to be delayed in returning to operations following the completion of shipyard projects. In addition, the drilling contracts for these vessels provide Petrobras with certain rights of termination in the event of excessive downtime, and it is possible that Petrobras could exercise this right in the future with respect to one or both of these drillships. We intend to continue to closely monitor and discuss with Petrobras the status of these projects and plan to take appropriate steps to mitigate identified risks, which depending upon the circumstances, could involve a variety of options.

Results and Strategy

Our business strategy focuses on the active expansion of our fleet through construction and acquisitions of drilling units, coupled with upgrades and modifications of existing units. We seek to deploy our drilling assets in important oil and gas producing areas. We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction of new rigs, and as part of this technical and operational expansion, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete increasingly more complex well programs.

We believe modernizing our overall fleet is an important element of our strategy. We may dispose of some, or all, of our lower specification units and related assets and operations in one or more transactions. These dispositions may include sales of assets to third parties, a spin-off or other distribution or separation of assets. In analyzing any disposition, we will consider the strategic benefit of the potential transaction while seeking to secure what we consider appropriate value to our shareholders. To date, no potential disposition has provided the results we seek. The drilling market for lower specification units has recently improved. While we expect the increased utilization and dayrates experienced in most regions for these assets to contribute positively to our overall results under current market conditions, we do continue to analyze strategic options for these lower specification units in a manner that we believe will maximize shareholder value. We can provide no assurance as to whether, or when, any disposition transaction will occur or what form it may take.

At September 30, 2012, we continued our newbuild strategy with the following 11 projects:

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

Of our 11 rigs under construction as of September 30, 2012, two of the drillships are committed for five years or more and one drillship is committed for three years. Additionally, two of the jackup rigs have received commitments for contracts. The remaining rigs are currently being constructed without contracts.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and our newbuild program will further strengthen our position, especially in the ultra-deepwater and high-specification markets.

In the third quarter of 2012, we recognized net income attributable to Noble-Swiss of $115 million, or $0.45 per diluted share, on total revenues of $884 million. Sequential results of key metrics are as follows:

	Three Months Ended
	September 30,	June 30,
	2012	2012
Average dayrate	$168,608	$181,663
Average utilization	78%	76%
Daily contract drilling services costs	$90,885	$90,699
Contract drilling services margin	46%	50%

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of September 30, 2012, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2012 (1)	2013	2014	2015	2016-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (4) (6)	$12,495	$651	$2,607	$2,614	$1,878	$4,745
Jackups/Submersibles (3)	2,302	344	1,229	631	98	—

Total (4)	$14,797	$995	$3,836	$3,245	$1,976	$4,745

Percent of Available Operating Days
Committed (5)		83%	69%	45%	19%	5%

(1)	Represents a three-month period beginning October 1, 2012.
(2)	Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles, which amount is based on and generally consistent with our historical earnings of performance bonuses for these rigs. With respect to our drillships presently operating offshore Brazil for Petrobras, we (a) have not included in our backlog any performance bonuses for periods prior to the commencement of certain upgrade projects planned for 2012 and 2013, which projects are designed to enhance the reliability and operational performance of these drillships, and (b) have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of such upgrade projects. Our backlog for semisubmersibles/drillships includes approximately $219 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux and Noble Max Smith, as well as the letters of intent for the Noble Jim Day and Noble Don Taylor, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 50 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $414 million attributable to these performance bonuses.

(3)	Pemex has the ability to cancel its drilling contracts on 30 days or less notice without requiring an early termination payment by Pemex. As of September 30, 2012, we had 12 rigs contracted to Pemex in Mexico, and our backlog includes approximately $693 million related to such contracts at September 30, 2012.
(4)	Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds in the past on certain rigs contracted with Petrobras, we have not received any notification concerning contract cancellations to date nor do we anticipate receiving any such notifications.

(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2012 through 2015.
(6)	Noble and a subsidiary of Shell are involved in joint venture agreements to own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2012, the combined amount of backlog for these rigs totaled $2.4 billion, all of which is included in our backlog. Noble’s proportionate interest in the backlog for these rigs was $1.2 billion.

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

As of September 30, 2012, we estimate Shell and Petrobras represented approximately 61% and 15%, respectively, of our backlog.

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

In April 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board (“NCDMB”) to implement and monitor the law and develop regulations pursuant to the law. The NCDMB has indicated that it will require all non-Nigerian offshore drilling companies to reorganize their local operations to include Nigerian indigenous minority interests in the operating assets and to obtain the approval of the NCDMB for future work in Nigeria. The NCDMB actively monitors awards for future work and reviews plans for local content and development of Nigerian interests. The law also established a Nigerian Content Development Fund to fund the implementation of the law, and requires that 1 percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We cannot predict what impact the law may have on our existing or future operations in Nigeria, but the effect on our operations there could be significant.

Results of Operations

For the Three Months Ended September 30, 2012 and 2011

Net income attributable to Noble Corporation (“Noble-Swiss”) for the three months ended September 30, 2012 (the “Current Quarter”) was $115 million, or $0.45 per diluted share, on operating revenues of $884 million, compared to net income for the three months ended September 30, 2011 (the “Comparable Quarter”) of $135 million, or $0.53 per diluted share, on operating revenues of $738 million.

The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman; Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2012 and 2011, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended September 30, 2012 was $17 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2012 and 2011:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	2012	2011	% Change	2012	2011	% Change
Jackups	83%	82%	3,285	3,229	2%	$97,857	$89,352	10%
Semisubmersibles	83%	84%	1,067	1,086	-2%	331,900	315,034	5%
Drillships	73%	60%	590	329	79%	267,166	225,669	18%
Other	0%	0%	—	—	—	—	—	—

Total	78%	76%	4,942	4,644	6%	$168,608	$151,782	11%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Change
	2012	2011	$	%
Operating revenues:
Contract drilling services	$833,212	$704,892	$128,320	18%
Reimbursables (1)	27,087	14,646	12,441	85%
Other	16	8	8	100%

	$860,315	$719,546	$140,769	20%

Operating costs and expenses:
Contract drilling services	$449,125	$358,547	$90,578	25%
Reimbursables (1)	20,039	11,362	8,677	76%
Depreciation and amortization	191,638	162,837	28,801	18%
Selling, general and administrative	26,228	27,212	(984)	-4%

	687,030	559,958	127,072	23%

Operating income	$173,285	$159,588	$13,697	9%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 11 percent increase in average dayrates increased revenue by $83 million while the 6 percent increase in operating days increased revenues by approximately $45 million.

The change in contract drilling services revenues relates to our drillships, jackups and semisubmersibles, which generated approximately $83 million, $33 million and $12 million more revenue, respectively, in the Current Quarter.

The increase in drillship revenues was driven by a 79 percent increase in operating days and an 18 percent increase in average dayrates, resulting in a $59 million and a $24 million increase in revenues, respectively, from the Comparable Quarter. The increase in both operating days and average dayrates was the result of the Noble Bully I, Noble Bully II and Noble Globetrotter I, which commenced their contracts with Shell in March 2012, April 2012, and July 2012, respectively.

The 10 percent increase in jackup average dayrates resulted in a $28 million increase in revenues, which was coupled with a 2 percent increase in jackup operating days, resulting in a $5 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from improved market conditions in the global shallow water market throughout the jackup fleet. The slight increase in utilization primarily related to rigs in Mexico, the North Sea and the Middle East, which experienced increased operating days during the Current Quarter.

The 5 percent increase in semisubmersible average dayrates resulted in an $18 million increase in revenues from the Comparable Quarter, which was partially offset by the 2 percent decrease in operating days, which resulted in a $6 million decrease in revenues. The increase in average dayrates is a result of the Noble Paul Romano returning to work at a higher than average dayrate after being stacked in the Comparable Quarter, as well as favorable dayrate changes on new contracts across the semisubmersible fleet. The slight decrease in operating days is primarily from the Noble Dave Beard, the Noble Max Smith and the Noble Clyde Boudreaux, which all experienced mobilization time and/or shipyard time to undergo contract preparations and/or repairs and regulatory inspections during the Current Quarter after operating at full capacity during the Comparable Quarter.

Operating Costs and Expenses—Contract drilling services operating costs and expenses increased $91 million for the Current Quarter as compared to the Comparable Quarter. A portion of the increase is due to the crew-up and operating expenses for the recently completed rigs noted above, which added approximately $40 million in expense during the Current Quarter. Excluding the additional expenses related to these rigs, our contract drilling costs increased $51 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $20 million increase in repair and maintenance, a $12 million increase in labor, a $9 million increase related to shorebase support, a $5 million increase in insurance costs related to increased premiums on our new policy renewed in March 2012, a $3 million increase in safety, training and regulatory inspections and a $2 million increase in rig catering and other miscellaneous expenses.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the Noble Bully I, Noble Bully II and Noble Globetrotter I.

Other

The following table sets forth the operating revenues and the operating costs and expenses for our other services for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Change
	2012	2011	$	%
Operating revenues:
Labor contract drilling services	$22,667	$15,564	$7,103	46%
Reimbursables (1)	1,050	2,792	(1,742)	-62%

	$23,717	$18,356	$5,361	29%

Operating costs and expenses:
Labor contract drilling services	$12,991	$8,053	$4,938	61%
Reimbursables (1)	1,008	2,609	(1,601)	-61%
Depreciation and amortization	3,449	3,376	73	2%
Selling, general and administrative	630	324	306	94%

	18,078	14,362	3,716	26%

Operating income	$5,639	$3,994	$1,645	41%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses—The change in both revenue and expense primarily relate to the commencement of a refurbishment project with our customer, Shell, for one of its rigs to be operated under a labor contract in Alaska.

Other Income and Expenses

Interest Expense, net of amount capitalized—Interest expense, net of amount capitalized, increased $14 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of the $1.2 billion of senior notes issued in February 2012, coupled with lower capitalized interest due primarily to the completion of construction on three of our newbuild drillships. During the Current Quarter, we capitalized approximately 55 percent of total interest charges versus approximately 74 percent during the Comparable Quarter.

Income Tax Provision—Our income tax provision increased $8 million in the Current Quarter as a result of a higher effective tax rate during the Current Quarter. The increase in the income tax rate was primarily due to fewer discrete tax benefits recognized during the Current Quarter.

For the Nine Months Ended September 30, 2012 and 2011

Net income attributable to Noble Corporation (“Noble-Swiss”) for the nine months ended September 30, 2012 (the “Current Period”) was $395 million, or $1.55 per diluted share, on operating revenues of $2.6 billion, compared to net income for the nine months ended September 30, 2011 (the “Comparable Period”) of $244 million, or $0.96 per diluted share, on operating revenues of $1.9 billion.

The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman; Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2012 and 2011, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the nine months ended September 30, 2012 was $44 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2012 and 2011:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012	2011	% Change	2012	2011	% Change
Jackups	80%	72%	9,447	8,407	12%	$95,333	$84,084	13%
Semisubmersibles	86%	80%	3,286	3,042	8%	345,530	288,246	20%
Drillships	64%	61%	1,344	1,007	33%	291,448	251,421	16%
Other	0%	0%	—	—	—	—	—	—

Total	76%	69%	14,077	12,456	13%	$172,466	$147,476	17%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,		Change
	2012	2011	$	%
Operating revenues:
Contract drilling services	$2,427,759	$1,837,047	$590,712	32%
Reimbursables (1)	91,913	59,232	32,681	55%
Other	258	766	(508)	-66%

	$2,519,930	$1,897,045	$622,885	33%

Operating costs and expenses:
Contract drilling services	$1,292,638	$1,001,638	$291,000	29%
Reimbursables (1)	74,519	45,408	29,111	64%
Depreciation and amortization	539,698	477,568	62,130	13%
Selling, general and administrative	73,907	72,020	1,887	3%
Loss on impairment	12,710	—	12,710	**
Gain on contract settlements/extinguishments, net	(33,255)	(21,202)	(12,053)	57%

	1,960,217	1,575,432	384,785	24%

Operating income	$559,713	$321,613	$238,100	74%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues—Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by increases in both average dayrates and operating days. The 17 percent increase in average dayrates increased revenues by approximately $352 million while the 13 percent increase in operating days increased revenue by $239 million.

The change in contract drilling services revenues relates to our semisubmersibles, jackups and drillships, which generated approximately $259 million, $194 million and $138 million more revenue, respectively, in the Current Period.

The 20 percent increase in semisubmersible average dayrates resulted in a $188 million increase in revenues from the Comparable Period while the increase in operating days of 8 percent resulted in an additional $71 million increase in revenues. The increase in semisubmersibles revenue is a result of our rigs returning to standard operating dayrates after experiencing lower standby rates due to drilling restrictions in the U.S. Gulf of Mexico in the Comparable Period, as well as the Noble Paul Romano returning to work after being stacked for most of the Comparable Period. The increase in operating days is primarily from the Noble Jim Day, the Noble Homer Ferrington, the Noble Paul Romano and the Noble Amos Runner, which all operated at full capacity during the Current Period after being off contract for the majority of the Comparable Period.

The 13 percent increase in jackup average dayrates resulted in a $106 million increase in revenues, which was coupled with a 12 percent increase in jackup operating days, resulting in an $88 million increase in revenues from the Comparable Period. The increase in average dayrates resulted from improved market conditions in the global shallow water market throughout the jackup fleet. The increase in utilization primarily related to rigs in Mexico, West Africa and the Middle East, which experienced increased operating days during the Current Period.

The increase in drillship revenues was driven by a 33 percent increase in operating days and a 16 percent increase in average dayrates, resulting in an $84 million and a $54 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the Noble Bully I, Noble Bully II and Noble Globetrotter I, which commenced their contracts with Shell in March 2012, April 2012 and July 2012, respectively. These increases were partially offset by the Noble Phoenix, which completed its shipyard project during the Current Period in preparation for its substitution for the Noble Muravlenko in Brazil and the Noble Leo Segerius, which was undergoing its reliability upgrade project during the Current Period but operated during a portion of the Comparable Period.

Operating Costs and Expenses—Contract drilling services operating costs and expenses increased $291 million for the Current Period as compared to the Comparable Period. A portion of the increase is due to the crew-up and operating expenses for the recently completed rigs noted above, which have added approximately $90 million in expense during the Current Period. Excluding the additional expenses related to these rigs, our contract drilling costs increased $201 million in the Current Period from the Comparable Period. This change was primarily driven by a $59 million increase in labor due to rigs returning, or preparing to return, to work and salary increases effective in the second and third quarters of the prior year, a $37 million increase in shorebase support, a $30 million increase in maintenance and rig-related expense, a $23 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs primarily in Mexico, a $14 million increase in rig catering, communications and other miscellaneous expenses, a $14 million increase in insurance costs related to increased premiums on our policy renewed in March 2012, an $11 million increase in safety, training and regulatory inspections, a $5 million increase in rig communications and rental equipment, a $4 million increase in rotation costs and a $4 million increase in fuel and transportation costs.

The increase in depreciation and amortization in the Current Period from the Comparable Period was attributable to assets placed in service during the Current Period, including the Noble Bully I, Noble Bully II and the Noble Globetrotter I.

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

Other

The following table sets forth the operating revenues and the operating costs and expenses for our other services for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Change
	2012	2011	$	%
Operating revenues:
Labor contract drilling services	$58,538	$43,123	$15,415	36%
Reimbursables (1)	2,177	4,619	(2,442)	-53%

	$60,715	$47,742	$12,973	27%

Operating costs and expenses:
Labor contract drilling services	$34,070	$25,326	$8,744	35%
Reimbursables (1)	2,099	4,389	(2,290)	-52%
Depreciation and amortization	10,081	9,886	195	2%
Selling, general and administrative	1,481	863	618	72%
Loss on impairment	5,635	—	5,635	**

	53,366	40,464	12,902	32%

Operating income	$7,349	$7,278	$71	1%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses—The change in both revenue and expense primarily relate to the commencement of a refurbishment project with our customer, Shell, for one of its rigs to be operated under a labor contract in Alaska.

Loss on impairment during the Current Period related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, the assets.

Other Income and Expenses

Interest Expense, net of amount capitalized—Interest expense, net of amount capitalized, increased $11 million in the Current Period as compared to the Comparable Period. The increase is primarily the result of the issuance of $1.2 billion in senior notes in February 2012.

Income Tax Provision—Our income tax provision increased $51 million in the Current Period primarily as a result of a higher pre-tax income and effective tax rate during the Current Period. The increase in pre-tax earnings generated a $34 million increase in tax expense while the increase in the income tax rate during the Current Period increased the income tax provision by $17 million. The increase in the income tax rate was primarily due to the net gain from U.S. settlement and impairment charges, coupled with various discrete tax items recognized in the Current Period in other taxing jurisdictions.

Liquidity and Capital Resources

Overview

Net cash from operating activities for the Current Period increased to $932 million from $459 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to a significant increase in net income. We had working capital of $462 million and $232 million at September 30, 2012 and December 31, 2011, respectively. As a result of our $1.2 billion debt offering in February 2012 partially offset by a reduction in borrowings outstanding on our Credit Facilities, total debt as a percentage of total debt plus equity increased to 36 percent at September 30, 2012 from 34 percent at December 31, 2011.

Our principal source of capital in the Current Period was cash generated from our $1.2 billion senior notes offering and net cash from operating activities of $932 million. Cash generated during the Current Period was primarily used to repay borrowings outstanding under our Credit Facilities and to fund our capital expenditure program.

Our currently anticipated future cash flow needs include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends; and

•	repayment of maturing debt.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand and borrowings under our existing Credit Facilities and commercial paper program.

At September 30, 2012, we had a total contract drilling services backlog of approximately $14.8 billion. Our backlog as of September 30, 2012 reflects a commitment of 83 percent of available operating days for the remainder of 2012 and 69 percent for 2013. See additional information regarding our backlog at “Contract Drilling Services Backlog.”

Capital Expenditures

Our primary use of available liquidity during 2012 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $1.2 billion and $2.0 billion for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, we had 11 rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first nine months of 2012 totaled $441 million, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Globetrotter II	$187.3
Noble Don Taylor (formerly HHI Drillship I)	63.0
Noble Bob Douglas (formerly HHI Drillship II)	57.0
Noble Sam Croft (formerly HHI Drillship III)	2.4
HHI Drillship IV	2.4
Jackups
Noble Sam Turner (formerly Noble Jackup IV)	47.2
Noble Regina Allen (formerly Noble Jackup I)	6.0
Noble Mick O’Brien (formerly Noble Jackup II)	4.0
Noble Houston Colbert (formerly Noble Jackup III)	3.0
Noble Tom Prosser (formerly Noble Jackup V)	1.7
Noble Jackup VI	1.6
Recently completed construction projects
Noble Globetrotter I	41.5
Noble Bully II	18.7
Noble Bully I	4.7

Total Newbuild Capital Expenditures	$440.5

In addition to the newbuild expenditures noted above, capital expenditures for the nine months ended September 30, 2012 consisted of the following:

•	$548 million for major projects, including $50 million in subsea related expenditures and $29 million to upgrade two drillships currently operating in Brazil;

•	$150 million for other capitalized expenditures, including upgrades and replacements to drilling equipment that generally have a useful life ranging from 3 to 5 years; and

•	$108 million in capitalized interest.

Our total capital expenditure estimate for 2012 is approximately $1.8 billion, including capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of September 30, 2012, we had outstanding commitments, including shipyard and purchase commitments, for approximately $3.0 billion, of which we expect to spend approximately $1.8 billion within the next twelve months.

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

Dividends

Our most recent quarterly payment to shareholders, totaling approximately $33 million (or $0.13 per share) was declared on July 27, 2012 and paid on August 16, 2012 to holders of record on August 6, 2012. This payment represented the first tranche of our previously approved payment to shareholders discussed below.

In April 2012, our shareholders approved the payment of a dividend aggregating $0.52 per share to be paid in four equal installments the first of which was paid in August 2012, with the remaining three installments to be paid in November 2012, February 2013 and May 2013, respectively. These dividends will require us to make cash payments of approximately $33 million in the fourth quarter of 2012, based on the number of shares currently outstanding. As of September 30, 2012, we had $100 million of dividends payable outstanding on this obligation. Any additional issuances of shares would further increase our obligation.

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

Credit Facilities and Long-Term Debt

During June 2012, we replaced our $575 million credit facility scheduled to mature in 2013, with a new $1.2 billion credit facility, which matures in 2017. The new facility, combined with our existing $600 million credit facility that matures in 2015, gives us a total borrowing capacity under the two facilities (together referred to as the “Credit Facilities”) of $1.8 billion. The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2012, our ratio of debt to total tangible capitalization was less than 0.36. We were in compliance with all covenants under the Credit Facilities as of September 30, 2012.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At September 30, 2012, we had no letters of credit outstanding under the Credit Facilities.

During September 2012, we established a commercial paper program, which will allow us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused committed capacity under our Credit Facilities and, as such, are classified as long-term on our balance sheet. Subsequent to September 30, 2012, we began issuing notes under the program and had outstanding notes totaling $328 million as of October 31, 2012.

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

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities to repay the outstanding balance; therefore, we continue to report the balance as long-term at September 30, 2012.

The indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and, based on our expectations for 2012, expect to remain in compliance during the year.

At September 30, 2012, we had letters of credit of $36 million and performance and tax assessment bonds totaling $318 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue, from time to time, guarantees of the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Our long-term debt was $4.6 billion at September 30, 2012 as compared to $4.1 billion at December 31, 2011. The increase in debt is a result of the issuance of $1.2 billion aggregate principal amount of senior notes, partially offset by the net repayment of $630 million on the Credit Facilities during the current year. For additional information on our long-term debt, see Note 8 to our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” This ASU allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment no longer allows an entity to show changes to other comprehensive income solely through the statement of equity. For publicly traded entities, the guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Our adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At September 30, 2012, we had $345 million outstanding under the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $3 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our long-term debt was $5.1 billion and $4.3 billion at September 30, 2012 and December 31, 2011, respectively. The increase was primarily a result of our issuance of $1.2 billion in debt in February 2012, partially offset by the net repayment of $630 million on our Credit Facilities, coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.

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

At September 30, 2012, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code of 1986 as amended. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified salary U.S. plan.

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

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of September 30, 2012. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2012. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 6, 7 and 13 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2012	16,997	$37.46	(1)	—	6,769,891
August 2012	835	$38.25	(1)	—	6,769,891
September 2012	—	n/a		—	6,769,891

(1)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options and were not made pursuant to the share repurchase program which our Board of Directors authorized and adopted. Our repurchase program has no date of expiration.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 6, 2012 Date

/s/ James A. MacLennan James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams David W. Williams President and Chief Executive Officer (Principal Executive Officer)	November 6, 2012 Date

/s/ Dennis J. Lubojacky Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to Noble-Swiss’ Quarterly Report on Form 10-Q filed on August 6, 2012 and incorporated herein by reference).

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

10.1	Form of Commercial Paper Dealer Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, Noble Holding International Limited, a Cayman Islands company, Noble Drilling Corporation, a Delaware corporation, and certain investment banks (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.2	Form of Issuing and Paying Agent Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company and the Issuing and Paying Agent (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101+	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.