Form 10-K
period 2012-12-31
NOBLE CORP; Noble Corp / Switzerland
filed 2013-02-25
CIK 1169055, 1458891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-53604

NOBLE CORPORATION

(Exact name of registrant as specified in its charter)

Switzerland	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Dorfstrasse 19A, Baar, Switzerland	6340
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 41 (41) 761-65-55

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares, Par Value 3.15 CHF per Share	New York Stock Exchange

Commission file number: 001-31306

NOBLE CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Suite 3D Landmark Square, 64 Earth Close, P.O. Box 31327

George Town, Grand Cayman, Cayman Islands KY1-1206

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (345) 938-0293

Securities registered pursuant to Sections 12(b) and 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Noble Corporation (Switzerland): Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Noble Corporation (Cayman Islands): Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of the registered shares of Noble Corporation (Switzerland) held by non-affiliates of the registrant was $8.1 billion based on the closing sale price as reported on the New York Stock Exchange.

Number of shares outstanding and trading at February 11, 2013: Noble Corporation (Switzerland) – 253,225,668

Number of shares outstanding: Noble Corporation (Cayman Islands) – 261,245,693

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the 2013 annual general meeting of the shareholders of Noble Corporation (Switzerland) will be incorporated by reference into Part III of this Form 10-K.

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

General

Noble Corporation, a Swiss corporation, is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. Our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles, including 11 units under construction as follows:

•	five dynamically positioned, ultra-deepwater, harsh environment drillships and

•	six high-specification, heavy-duty, harsh environment jackups.

For additional information on the specifications of our fleet, see “Item 2. Properties.—Drilling Fleet.” As of February 7, 2013, approximately 85 percent of our fleet was located outside the United States in the following areas: Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex well programs required by our customers.

Our business strategy also focuses on the active expansion of our worldwide deepwater capabilities through upgrades and modifications, acquisitions and divestitures of our standard specification drilling units, as well as the deployment of our drilling assets in important oil and gas producing areas throughout the world.

During 2012, we continued our newbuild program with the following 14 projects:

•

we commenced operations on three dynamically positioned ultra-deepwater, harsh environment drillships: two Bully-class drillships currently operating in the U.S. Gulf of Mexico and Brazil, respectively, and one Globetrotter-class drillship currently operating in the U.S. Gulf of Mexico;

•

we continued construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013;

•

we continued construction on four dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd., the first of which is estimated to be delivered from the shipyard in the second quarter of 2013; and

•	we continued construction on six high-specification, heavy duty, harsh environment jackups, the first of which is estimated to be delivered from the shipyard in the second quarter of 2013.

Capital expenditures, including expenditures related to the items noted above, totaled $1.7 billion during 2012.

As part of our ongoing strategic planning process, we review our fleet and the strategic benefits of our drilling rigs. As part of this process, we continue to analyze potential divestment of certain of our standard specification units and related assets in one or more transactions. These dispositions may include sales of assets to third parties, a spin-off, or other distribution or separation of assets or a combination of such transactions. In analyzing our disposition alternatives, we consider the strategic benefit to our ongoing operations while seeking to secure what we consider appropriate value for our shareholders. While we may continue to operate some or all standard specification drilling rigs, we have taken certain preliminary steps to put ourselves in a better position to pursue a potential spin-off and/or sale should we decide to do so. These include analyzing the internal restructuring steps necessary for a potential spin-off or sale and related tax considerations, seeking certain preparatory tax rulings and commencing preparation of financial statements for a potential separate group that could be spun off or sold. We have not completed the preliminary work to effect, nor has our board of directors approved, any such transactions. We make no assurance that we will ultimately undertake or consummate any sale, spin-off or separation transactions involving our standard specification assets.

We have entered into an agreement to sell our jackup, the Noble Lewis Dugger, to a third party that owns and operates supply vessels, platform drilling rigs and jackups in Mexico. This unit is being sold for $61 million and the closing is expected to occur in the second quarter of 2013 after the unit has completed its contract with its current customer. The transaction is subject to customary closing conditions. We had entered into an agreement to sell the Noble Don Walker for $18 million. The buyer was unable to close the transaction, although we remain in discussions to potentially extend the sale agreement. The unit has been cold-stacked in Cameroon since 2009.

Demand for our services is a function of the worldwide supply of mobile offshore drilling units. Industry analysts widely acknowledge that a significant expansion of industry supply of both jackups and ultra-deepwater units has commenced, the majority of which currently have no contract. The introduction of non-contracted rigs into the marketplace will increase the supply of rigs which compete for drilling service contracts, which could negatively impact the dayrates we are able to achieve. Our strategy on newbuild construction has generally been to expand our drilling fleet in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. However, in response to the addition of a significant number of new, technologically advanced units in the global fleet and changes in customer requirements and preferences, we believe that in order to maintain long-term competitiveness, it has become both necessary and desirable for us to engage in building speculative highly advanced jackups and floating units. Of the units we currently have under construction, two of the ultra-deepwater drillships and two of the heavy-duty, harsh environment jackups are being constructed without customer contracts. We will attempt to secure contracts for these units prior to their completion. We may continue speculative building, even in the absence of contracts for our units already under construction.

From time to time, we evaluate individual rig transactions and business combinations with other parties where we believe we can create shareholder value. We will continue to consider business opportunities that promote our growth strategy and optimize shareholder value.

In previous years, the drilling industry has experienced significant increases in dayrates for drilling services in most markets, coupled with higher demand for drilling equipment and shortages of personnel. This environment drove operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel. While there continues to be instability in the global financial markets we believe the current market offers limited supply and high demand for both our drilling units and the pool of qualified labor to operate our rigs.

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

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies; and

•	provisions that allow us to recover certain cost increases from our customers in certain long-term contracts.

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

For a discussion of our backlog of commitments for contract drilling services, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Services Backlog.”

Acquisition of Frontier Holdings Limited

On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed. The acquisition strategically expanded and enhanced our global fleet. Frontier’s results of operations were included in our results beginning July 28, 2010.

Offshore Drilling Operations

Contract Drilling Services

We conduct offshore contract drilling operations, which accounted for over 97 percent of our operating revenues for the years ended December 31, 2012, 2011 and 2010. We conduct our contract drilling operations principally in the U.S. Gulf of Mexico and Alaska, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India and Australia. Revenues from Royal Dutch Shell, PLC (“Shell”) and its affiliates accounted for approximately 32 percent, 24 percent and 12 percent of our total operating revenues in 2012, 2011 and 2010, respectively. Revenues from Petróleo Brasileiro S.A. (“Petrobras”) accounted for approximately 14 percent, 18 percent and 19 percent of our total operating revenues in 2012, 2011 and 2010, respectively. Pemex did not account for more than 10 percent of our total operating revenues in 2012. Revenues from Pemex accounted for approximately 15 percent and 20 percent of our total operating revenues in 2011 and 2010, respectively. No other single customer accounted for more than 10 percent of our total operating revenues in 2012, 2011 or 2010.

Labor Contracts

We perform services for drilling and workover activities covering two platforms off the east coast of Canada; this contract extends through April 2013. We do not own or lease these platforms. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from a drilling platform owned by the operator.

During 2011, we commenced a refurbishment project with our customer, Shell, for one of its rigs. Under the contract, we provided the management and oversight of the project, as well as the personnel necessary to complete the refurbishment. During 2012, the construction phase of the project was completed and the rig began operating off the coast of Alaska. As with the Canadian labor contract noted above, we provide labor personnel and management services on the project but do not own or lease the related rig.

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

We compete on a worldwide basis, but competition may vary by region at any particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions, prices of oil and gas and by political considerations and policies.

In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business have historically occurred. We cannot assure that any such shortages experienced in the past will not happen again in the future.

Governmental Regulations and Environmental Matters

Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Our contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, the reduction of greenhouse gas emissions to address climate change, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”), may continue to contribute to oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by oil and gas companies and their need for drilling services, and likely will continue to do so.

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

The following is a summary of some of the existing laws and regulations which apply to our operations in the U.S. Gulf of Mexico to serve as an example of the various laws and regulations to which we are subject. While laws vary widely in each jurisdiction, each of the laws and regulations below addresses environmental issues similar to those in most of the other jurisdictions in which we operate.

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

Offshore Regulation. The U.S. government has indicated that before any recipient of a deepwater drilling permit may commence drilling, (i) the operator must demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) the chief executive officer of the operator seeking to perform deepwater drilling must certify that the operator has complied with all applicable regulations and (iii) the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) will conduct inspections of such deepwater drilling operation for compliance with the applicable regulations. We cannot predict when the applicable government agency will determine that any deepwater driller is in compliance with the new regulations. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. Further, in 2010 and 2011, the BSEE and its predecessor agency issued initial regulations on the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems (“SEMS”), and mandatory third-party compliance audits. On August 22, 2012, BSEE published a final rule amending the regulations regarding design and operation of well control and other equipment, and a new SEMS rule was sent to the Office of Management and Budget for a 90-day review on January 31, 2013. BSEE has indicated that there will be an additional, separate rulemaking to govern the design, performance and maintenance of blowout preventers but that rule has not yet been published. BSEE has also published a draft statement of policy on safety culture with nine proposed characteristics of a robust safety culture. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs.

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

Climate Change. There is increasing attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. In December 2009, the EPA determined that current and projected concentrations of six key GHG’s in the atmosphere threaten public health and welfare. The EPA subsequently finalized GHG standards for motor vehicles, the effect of which could reduce demand for motor fuels refined from crude oil, and a final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V permitting programs, which require the use of “best available control technology” for GHG emissions from new and modified major stationary sources, which can sometimes include drillships. EPA regulations known as the “Tailoring Rule” also require the PSD program to address GHG emissions from relatively smaller stationary sources in the future. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain onshore and offshore oil and natural gas production facilities, on an annual basis. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year are now required to report annual GHG emissions to the EPA.

Further, proposed legislation has been introduced in Congress that would establish an economy-wide cap on emissions of GHG’s in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHG’s. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on all countries that had ratified it. Recent international discussions following the United Nations Climate Change Conference in Doha, Qatar in December 2012 are exploring options to replace the Kyoto Protocol. While it is not possible at this time to predict how new treaties and legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.

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

In addition to the contractual indemnities described above, we also carry protection and indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our insurance policy does not exclude losses resulting from our gross negligence or willful misconduct. Our P&I insurance program is renewed in March of each year and currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

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

The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the time of preparation of this report, and is general in nature. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and enforcement of those provisions may be limited by public policy and other considerations.

Employees

At December 31, 2012, we had approximately 5,600 employees, excluding approximately 2,000 persons engaged through labor contractors or agencies. Approximately 75 percent of our employees were engaged in operations outside of the U.S. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.

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

You may also find information related to our corporate governance, board committees and company code of ethics (and any amendments or waivers of compliance) at our website. Among the documents you can find there are the following:

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Health, Safety, Environment and Engineering Committee Charter;

•	Compensation Committee Charter; and

•	Code of Business Conduct and Ethics.

Item 1A.	Risk Factors.

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

Our business could be impacted by events beyond our control including changes in our customers’ drilling programs or budgets or their liquidity (including access to capital), changes in, or prolonged reductions of, prices for oil and gas, or shifts in the relative strength of various geographic drilling markets brought on by economic slowdown, or regional or worldwide recession, any of which could result in deterioration in demand for our drilling services. In addition, our customers may cancel drilling contracts or letter agreements or letters of intent for drilling contracts, or exercise early termination rights found in some of our drilling contracts or available under local law, for a variety of reasons, many of which are beyond our control. Depending upon market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. If the level of demand for our drilling services or conditions in the offshore contract drilling industry declines, our financial position, results of operations and cash flows could be adversely affected.

We may not be able to renew or replace expiring contracts or obtain contracts for our uncontracted newbuilds.

We have a number of customer contracts that will expire in 2013 and 2014. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers. Also, of the units we currently have under construction as part of our newbuild program, two of the ultra-deepwater drillships and two of the heavy-duty, harsh environment jackups are being constructed without customer contracts. We will attempt to secure contracts for these units prior to their completion. We may be unable to renew our expiring contracts or obtain new contracts for our newbuilds or the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be below, perhaps substantially below, the existing dayrates, which could have a material adverse effect on our results of operations and cash flows. We may continue speculative building, even in the absence of contracts for our units already under construction.

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

Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. For example, as of December 31, 2012, our two rigs operating in Nigeria were operating under temporary import permits and the Department of Petroleum Resources had not yet issued our Nigerian subsidiary a permit to operate as an oil industry service company or licenses to operate the two rigs for the year 2013. It is customary in Nigeria that permits and licenses are issued well into the year to which they pertain and, to date, we have been successful in obtaining new, or extending existing, temporary import permits and other permits and licenses. However, there can be no assurance that we will be able to obtain new permits or further extensions of permits necessary to continue the operation of our rigs in Nigeria. If we cannot obtain a new permit or an extension necessary to continue operations of any rig, we may need to cease operations under the drilling contract for such rig and relocate such rig from Nigerian waters. We cannot predict what impact these events may have on any such contract or our business in Nigeria, and we could face additional fines and sanctions in Nigeria. Furthermore, we cannot predict what changes, if any, relating to temporary import permit policies and procedures may be established or implemented in Nigeria in the future, or how any such changes may impact our business there. For additional information regarding our completed internal investigation of our Nigerian operations and the status of our temporary import permits in Nigeria, see “Part II Item 8. Financial Statements and Supplementary Data, Note 16 — Commitments and Contingencies.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate, including Nigeria, may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.

In 2010 the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for asset ownership and the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board to implement and monitor the law and develop regulations pursuant to the law. The Nigerian Content Development and Monitoring Board has indicated that it will require all non-Nigerian offshore drilling companies to reorganize their local operations to include Nigerian indigenous minority interests in the operating assets and to obtain the approval of the Nigerian Content Development and Monitoring Board for future work in Nigeria. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law, and requires that 1 percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We continue to closely monitor the implementation of the law and we are in the process of reviewing our structural and strategic alternatives and the associated cost as the law continues to be applied. We cannot predict what impact the law will ultimately have on the drilling industry and our future operations in Nigeria, but the effect on our operations and profitability in the region could be significant.

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

The U.S. government’s regulations and permitting process could have a prolonged and material adverse impact on our U.S. Gulf of Mexico operations.

Subsequent to the April 2010 fire and explosion on the Deepwater Horizon, a competitor’s drilling rig in the U.S. Gulf of Mexico, U.S. governmental authorities implemented a moratorium on and suspension of specified types of drilling activities in the U.S. Gulf of Mexico. In October 2010, the U.S. government lifted the moratorium following adoption of new regulations including a drilling safety rule and a workplace safety rule, each of which imposed multiple obligations relating to offshore drilling operations. These obligations relate to, among other things; additional certifications and verifications relating to compliance with applicable regulations, compatibility of blowout preventers with drilling rigs and well design, third-party inspections and design review of blowout preventers, testing of casing installations, minimum requirements for personnel operating blowout preventers, training in deepwater well control and mandates of maintenance inspections. BSEE’s predecessor agency also proposed to further strengthen these regulations in September 2011. These additional regulations led to additional costs and increased downtime in our U.S. Gulf of Mexico fleet.

The U.S. government mandated that before beginning a well in the U.S. Gulf of Mexico an operator must: (i) demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) have the chief executive officer of the operator seeking to perform deepwater drilling certify that the operator has complied with all applicable regulations and (iii) allow BSEE to conduct inspections of such deepwater drilling operation for compliance with the applicable regulations. Our customers and other operators struggled to implement these new regulations, which resulted in increased downtime and decreased rates for a number of our contracted units when these regulations were instituted. While it appears that operators have become accustomed to these regulations, we cannot predict whether the permitting will continue at the current rate. Increased costs for our customers’ operations and permitting delays could negatively impact their planned or future exploration and development activities, which could result in reduced demand for our services.

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

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies that needed to be remediated, including issues relating to the main propulsion and safety management system. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard began their own investigation. We reported certain potential violations of applicable law to the Coast Guard as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer and potential record-keeping issues with the oil record books for the Noble Discoverer and other rigs. The Coast Guard has referred the Noble Discoverer matter to the U.S. Department of Justice (“DOJ”) for further investigation. For additional information regarding these actions relating to the Alaska investigation, see “Part II, Item 8. Financial Statements and Supplementary Data, Note 16— Commitments and Contingencies.”

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

We are substantially dependent on several of our customers including Shell and Petrobras, and the loss of these customers could have a material adverse effect on our financial condition and results of operations.

We estimate Shell and Petrobras represented approximately 61 percent and 14 percent, respectively, of our backlog at December 31, 2012 and revenues from Shell and Petrobras accounted for approximately 32 percent and 14 percent, respectively, of our total operating revenue for the year ended December 31, 2012. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts in addition to our exposure to credit risk. If either of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.

Construction, conversion or upgrades of rigs are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We currently have multiple new construction and conversion projects underway and we may undertake additional projects in the future. In addition, we make significant upgrade, refurbishment and repair expenditures to our fleet from time to time, particularly as our rigs become older. Some of these expenditures are unplanned. Our customers may also require certain shipyard reliability upgrade projects for our drillships. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	work stoppages and labor disputes;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;

•	weather interferences;

•	difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;

•	design and engineering problems;

•	inadequate regulatory support infrastructure in the local jurisdiction;

•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unanticipated actual or purported change orders;

•	client acceptance delays;

•	disputes with shipyards and suppliers;

•	delays in, or inability to obtain, access to funding;

•	shipyard availability, failures and difficulties, including as a result of financial problems of shipyards or their subcontractors; and

•	failure or delay of third-party equipment vendors or service providers.

The failure to complete a rig upgrade or new construction on time, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.

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

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in Switzerland, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated.

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

The contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be reduced.

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

Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and may result in some of our rigs being idle for long periods of time. Prolonged periods of low utilization and low dayrates could result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. For example, in 2012 our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million for the year ended December 31, 2012.

The increase in supply created by the number and types of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. In addition, the supply attributable to newbuild rigs, especially those being built on speculation, could cause a reduction in future dayrates. We are experiencing competition from newbuild jackups that are scheduled to enter the market in 2013 and beyond. The entry of these newbuild jackups into the market may result in lower dayrates for jackups than currently expected. Similarly, there are a number of deepwater newbuilds that are scheduled to enter the market over the next several years, which could also adversely affect the dayrates for these units.

As a result of our significant cash flow needs, we may be required to incur additional indebtedness, or delay or cancel discretionary capital expenditures.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends; and

•	repayment of maturing debt.

In order to fund our capital expenditures, we may need funding beyond the amount available to us from cash generated by our operations, cash on hand and borrowings under our existing bank credit facilities and commercial paper program. We may raise such additional capital in a number of ways, including accessing capital markets, obtaining additional lines of credit or disposing of assets. However, we can provide no assurance that any of these options will be available to us on terms acceptable to us or at all.

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

In addition, the damage sustained to offshore oil and gas assets as a result of hurricanes in recent years has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. Our customer assumes the risk of loss on the Noble Bully I due to a named windstorm event up to $450 million per occurrence pursuant to the terms of the drilling contract relating to such vessel, provided that we are responsible for the first $25 million per occurrence for such named windstorm events. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our rigs located in the Mexico portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. If one or more future significant weather-related events occur in the Gulf of Mexico, or in any other geographic area in which we operate, we may experience increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.

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

Drilling Fleet

Our drilling fleet is composed of the following types of units: semisubmersibles, drillships, jackups and submersibles. Each type of drilling rig is described further below. We also own one floating production storage and offloading unit (“FPSO”). Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

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

The semisubmersible fleet consists of 14 units, including:

•	five Noble EVA-4000™ semisubmersibles;

•	three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles;

•	two Pentagone 85 semisubmersibles;

•	two Bingo 9000 design unit semisubmersibles;

•	one Aker H-3 Twin Hull S1289 Column semisubmersible; and

•	one Offshore Co. SCP III Mark 2 semisubmersible.

Drillships

Our drillships are self-propelled vessels. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system. Our drillships are capable of drilling in water depths from 1,000 to 12,000 feet. The maximum drilling depth of our drillships ranges from 20,000 feet to 40,000 feet.

The drillship fleet consists of 14 units, including:

•

four dynamically positioned, ultra-deepwater, harsh environment drillships currently under construction, the first of which is estimated to be delivered from the shipyard in the second quarter of 2013;

•	three dynamically positioned Gusto Engineering Pelican Class drillships;

•	two dynamically positioned Bully-class drillships operated by us through a 50 percent joint venture with a subsidiary of Shell;

•	one dynamically positioned Globetrotter-class drillship;

•	one dynamically positioned Globetrotter-class drillship currently under construction, which is scheduled to be delivered to our customer in the fourth quarter of 2013;

•	one conventionally moored Sonat Discoverer Class drillship capable of drilling in Arctic environments;

•	one dynamically positioned NAM Nedlloyd-C drillship; and

•	one conventionally moored conversion class drillship.

Jackups

We currently have 49 jackups in our fleet, including six high-specification, heavy duty, harsh environment jackups currently under construction. Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling to a maximum depth of 30,000 feet in water depths up to 400 feet.

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

Drilling Fleet Table

The following table sets forth certain information concerning our offshore fleet at February 7, 2013. The table does not include any units owned by operators for which we had labor contracts. We operate and own all of the units included in the table.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Semisubmersibles—14
Noble Amos Runner	Noble EVA-4000™	1999 R/2008 M	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	Australia	Active
Noble Danny Adkins	Bingo 9000—DP	2009R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard	F&G 9500 Enhanced Pacesetter—DP	2009 R	10,000	35,000	Brazil	Active
Noble Driller	Aker H-3 Twin Hull S1289 Column	2007 R	5,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	F&G 9500 Enhanced Pacesetter	2004 R	7,200	30,000	Israel	Active
Noble Jim Day	Bingo 9000—DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R/2006 M	6,000	32,500	U.S. Gulf of Mexico	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Stacked
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	Brazil	Active
Noble Paul Romano	Noble EVA-4000™	1998 R/2007 M	6,000	32,500	Malta	Active
Noble Paul Wolff	Noble EVA-4000™—DP	2006 R	9,200	30,000	Brazil	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (3)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active

Drillships—14
Noble Bob Douglas	Hyundai Gusto P 10000	2013 N	12,000	40,000	South Korea	Shipyard
Noble Bully I (3)(5)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	U.S. Gulf of Mexico	Active
Noble Bully II (3)(5)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	Brazil	Active
Noble Discoverer (3)	Sonat Discoverer Class	2009 R	1,000	20,000	Alaska	Active
Noble Don Taylor	Hyundai Gusto P 10000	2013 N	12,000	40,000	South Korea	Shipyard
Noble Duchess	Conversion	2012 R	1,500	25,000	India	Active
Noble Globetrotter I (3)	Globetrotter Class	2011 N	10,000	30,000	U.S. Gulf of Mexico	Active
Noble Globetrotter II (3)	Globetrotter Class	2013 N	10,000	30,000	The Netherlands	Shipyard
Noble Leo Segerius	Gusto Engineering Pelican Class	2012 R	5,600	20,000	Brazil	Active
Noble Muravlenko	Gusto Engineering Pelican Class	1997 R	4,900	20,000	U.S. Gulf of Mexico	Stacked
Noble Phoenix	Gusto Engineering Pelican Class	2009 R	5,000	25,000	Brazil	Active
Noble Roger Eason	NAM Nedlloyd—C	2013 R	7,200	25,000	Brazil	Active
Noble Sam Croft	Hyundai Gusto P 10000	2014 N	12,000	40,000	South Korea	Shipyard
Noble Newbuild Drillship #4 (3)	Hyundai Gusto P 10000	2014 N	12,000	40,000	South Korea	Shipyard

Independent Leg Cantilevered Jackups—49 (Continued to next page)
Dhabi II	Baker Marine BMC 150	2006 R	150	20,000	U.A.E.	Active
Noble Al White (3)	CFEM T-2005-C	2005 R	360	30,000	The Netherlands	Active
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Bill Jennings	MLT Class 84—E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Byron Welliver (3)	CFEM T-2005-C	1982	300	30,000	U.K.	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Mexico	Active
Noble Charles Copeland	MLT Class 82-SD-C	2001 R	280	20,000	Saudi Arabia	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	India	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	Qatar	Active
Noble David Tinsley	Modec 300C-38	2010 R	300	25,000	U.A.E.	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	U.A.E.	Active
Noble Don Walker	Baker Marine BMC 150-SD	1992R	150	20,000	Cameroon	Stacked
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Ed Holt	Levingston Class 111-C	2003 R	300	25,000	India	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Nigeria	Active
Noble Eddie Paul	MLT Class 84—E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Saudi Arabia	Active
Noble Gene Rosser	Levingston Class 111-C	1996 R	300	25,000	Mexico	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	U.A.E.	Active
Noble George Sauvageau (3)	NAM Nedlloyd-C	1981	250	25,000	Denmark	Active
Noble Gus Androes	Levingston Class 111-C	2004 R	300	30,000	Qatar	Active
Noble Hans Deul (3)	F&G JU-2000E	2009 N	400	30,000	U.K	Active

See footnotes on the following page.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Independent Leg Cantilevered Jackups—49 (Continued from previous page)

Noble Harvey Duhaney	Levingston Class 111-C	2001 R	300	25,000	Qatar	Active
Noble Houston Colbert (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Saudi Arabia	Active
Noble John Sandifer	Levingston Class 111-C	1995 R	300	25,000	Mexico	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Julie Robertson (3) (4)	BMC 300 Harsh Weather Class	2001 R	390	25,000	U.K.	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	India	Active
Noble Leonard Jones	MLT Class 53—E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Lewis Dugger	Levingston Class 111-C	1997 R	300	25,000	Mexico	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Cameroon	Active
Noble Lynda Bossler (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Mick O’Brien (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Nigeria	Active
Noble Piet van Ede (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Regina Allen (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Noble Roger Lewis	F&G JU-2000E	2007	400	30,000	Saudi Arabia	Active
Noble Ronald Hoope (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Roy Butler	F&G L-780 MOD II	1998 R	300	25,000	Mexico	Active
Noble Roy Rhodes	MLT Class 116-C	2009 R	300	25,000	Oman	Active
Noble Sam Noble	Levingston Class 111-C	1982	300	25,000	Mexico	Active
Noble Sam Turner (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Tom Prosser (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Gabon	Active
Noble Newbuild Jackup #6 (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard

Submersibles—2
Noble Joe Alford	Pace Marine 85G	2006 R	70	25,000	U.S. Gulf of Mexico	Stacked
Noble Lester Pettus	Pace Marine 85G	2007 R	70	25,000	U.S. Gulf of Mexico	Stacked

FPSO- 1
Seillean	Harland & Wolf Shipbuilding	2008 R	N/A	N/A	U.S. Gulf of Mexico	Stacked

Footnotes to Drilling Fleet Table

1.	Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.
2.	Rigs listed as “active” were either operating under contract or were actively seeking contracts; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and are not actively marketed in present market conditions.
3.	Harsh environment capability.
4.	Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 200 feet of water in a harsh environment. We own the additional leg sections required to extend the drilling depth capability to 390 feet of water.
5.	We own and operate the Noble Bully I and Noble Bully II through joint ventures with a subsidiary of Shell. Under the terms of the joint venture agreements, each party has an equal 50 percent ownership stake in both vessels.

Facilities

Our corporate headquarters is located in Baar, Switzerland, and we maintain offices for executive officers and selected personnel in Geneva, Switzerland. We also maintain office space in Sugar Land, Texas, where significant worldwide global support activity occurs. In addition, we own and lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs, and research and development for drilling rigs and equipment in various locations worldwide.

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

Market for Shares and Related Shareholder Information

Noble-Swiss shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends or returns of capital declared and paid in U.S. Dollars per share:

			Dividends
			Declared and
	High	Low	Paid
2012
Fourth quarter	$39.81	$33.51	$0.13
Third quarter	38.60	32.21	0.13
Second quarter	38.82	29.13	0.14
First quarter	41.25	30.29	0.14

2011
Fourth quarter	$38.42	$28.58	$0.14
Third quarter	39.70	27.68	0.17
Second quarter	46.10	37.51	0.15
First quarter	46.12	35.64	0.14

The declaration and payment of dividends or returns of capital require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and our shareholders.

On February 11, 2013, there were 253,225,668 shares outstanding held by 794 shareholder accounts of record.

Swiss Tax Consequences to Shareholders of Noble-Swiss

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

Swiss Income Tax on Dividends and Similar Distributions

A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. However, dividends and similar distributions are subject to Swiss withholding tax. See “—Swiss Withholding Tax–Dividends to Shareholders.”

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

Swiss Withholding Tax—Dividends to Shareholders

A Swiss withholding tax of 35 percent is due on dividends to our shareholders from us, regardless of the place of residency of the shareholder (subject to the exceptions discussed under “—Exemption from Swiss Withholding Tax–Distributions to Shareholders” below). We will be required to withhold at such rate and remit on a net basis any payments made to a holder of our shares and pay such withheld amounts to the Swiss federal tax authorities. Please see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions.”

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

With respect to the refund of Swiss withholding tax from the repurchase of shares, see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions.”

In most instances, Swiss companies listed on the SIX Swiss Exchange (“SIX”), carry out share repurchase programs through a “second trading line” on the SIX. Swiss institutional investors typically purchase shares from shareholders on the open market and then sell the shares on the second trading line back to the company. The Swiss institutional investors are generally able to receive a full refund of the withholding tax. Due to, among other things, the time delay between the sale to the company and the institutional investors’ receipt of the refund, the price companies pay to repurchase their shares has historically been slightly higher (but less than 1 percent) than the price of such companies’ shares in ordinary trading on the SIX first trading line.

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

Refund of Swiss Withholding Tax on Dividends and Other Distributions

Swiss holders – A Swiss tax resident, corporate or individual, can recover the withholding tax in full if such resident is the beneficial owner of our shares at the time the dividend or other distribution becomes due and provided that such resident reports the gross distribution received on such resident’s income tax return, or in the case of an entity, includes the taxable income in such resident’s income statement.

Non-Swiss holders – If the shareholder that receives a distribution from us is not a Swiss tax resident, does not hold our shares in connection with a permanent establishment or a fixed place of business maintained in Switzerland, and resides in a country that has concluded a treaty for the avoidance of double taxation with Switzerland for which the conditions for the application and protection of and by the treaty are met, then the shareholder may be entitled to a full or partial refund of the withholding tax described above. The procedures for claiming treaty refunds (and the time frame required for obtaining a refund) may differ from country to country.

Switzerland has entered into bilateral treaties for the avoidance of double taxation with respect to income taxes with numerous countries, including the U.S., whereby under certain circumstances all or part of the withholding tax may be refunded.

U.S. residents – The Swiss-U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15 percent (leading to a refund of 20 percent) or a full refund in the case of qualified pension funds.

As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of:

•	beneficial ownership,

•	U.S. residency, and

•	meeting the U.S.-Swiss tax treaty’s limitation on benefits requirements.

The claim for refund must be filed with the Swiss federal tax authorities (Eigerstrasse 65, 3003 Berne, Switzerland), no later than December 31 of the third year following the year in which the dividend payments became due. The relevant Swiss tax form is Form 82C for companies, 82E for other entities and 82I for individuals. These forms can be obtained from any Swiss Consulate General in the U.S. or from the Swiss federal tax authorities at the address mentioned above or at www.estv.admin.ch. Each form needs to be filled out in triplicate, with each copy duly completed and signed before a notary public in the U.S. Evidence that the withholding tax was withheld at the source must also be included.

Stamp duties in relation to the transfer of shares – The purchase or sale of our shares may be subject to Swiss federal stamp taxes on the transfer of securities irrespective of the place of residency of the purchaser or seller if the transaction takes place through or with a Swiss bank or other Swiss securities dealer, as those terms are defined in the Swiss Federal Stamp Tax Act and no exemption applies in the specific case. If a purchase or sale is not entered into through or with a Swiss bank or other Swiss securities dealer, then no stamp tax will be due. The applicable stamp tax rate is 0.075 percent for each of the two parties to a transaction and is calculated based on the purchase price or sale proceeds. If the transaction does not involve cash consideration, the transfer stamp duty is computed on the basis of the market value of the consideration.

Purchases of Shares

The following table sets forth for the periods indicated certain information with respect to repurchases by Noble-Swiss of its shares:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2012	189	$38.09	—	6,769,891
November 2012	—	$0.00	—	6,769,891
December 2012	2,200	$34.28	—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and our shareholders approved. Our repurchase program has no date of expiration.
(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our shares over the five-year period from January 1, 2008 to December 31, 2012. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on January 1, 2008 and that all dividends or distributions and returns of capital were reinvested on the date of payment.

	INDEXED RETURNS
	Year Ended December 31,
Company Name / Index	2008	2009	2010	2011	2012
Noble Corporation	$39.76	$73.66	$66.55	$57.12	$66.82
S&P 500 Index	63.00	79.67	91.68	93.61	108.59
Dow Jones U.S. Oil Equipment & Services	40.70	67.22	85.60	74.96	75.20

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

The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2012, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$3,547,012	$2,695,832	$2,807,176	$3,640,784	$3,446,501
Net income attributable to Noble Corporation	522,344	370,898	773,429	1,678,642	1,560,995
Net income per share:
Basic	2.05	1.46	3.03	6.44	5.85
Diluted	2.05	1.46	3.02	6.42	5.81

Balance Sheet Data (at end of period)
Cash and marketable securities	$282,092	$239,196	$337,871	$735,493	$513,311
Property and equipment, net	13,025,972	12,130,345	10,213,158	6,815,637	5,647,017
Total assets	14,607,774	13,495,159	11,302,387	8,396,896	7,106,799
Long-term debt	4,634,375	4,071,964	2,686,484	750,946	750,789
Total debt (1)	4,634,375	4,071,964	2,766,697	750,946	923,487
Total equity	8,488,290	8,097,852	7,287,634	6,788,432	5,290,715

Other Data
Net cash from operating activities	$1,381,693	$740,240	$1,636,902	$2,131,267	$1,888,192
Net cash from investing activities	(1,790,888)	(2,521,546)	(2,896,469)	(1,489,610)	(1,129,293)
Net cash from financing activities	452,091	1,682,631	861,945	(419,475)	(406,646)
Capital expenditures	1,669,811	2,621,235	1,406,010	1,426,049	1,231,321
Working capital	393,876	232,432	110,347	1,049,243	561,348
Cash dividends/par value reduction declared per share (2) (3)	0.54	0.60	0.88	0.18	0.91

(1)	Consists of Long-Term Debt and Current Maturities of Long-Term Debt.
(2)	From the third quarter of 2009 through the second quarter of 2012, we paid a return on capital in the form of par value reductions, in lieu of dividends, based upon an amount in Swiss Francs. In the third and fourth quarters of 2012, we paid a dividend from the capital contribution reserve. Amounts listed are in U.S. Dollars at the exchange rate that the dividend was paid.
(3)	The par value reductions or cash dividends declared in 2010 and 2008 includes a special dividend of approximately $0.56 and $0.75 per share, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2012 and 2011, and our results of operations for each of the years in the three-year period ended December 31, 2012. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.

Executive Overview

Our 2012 financial and operating results include:

•	operating revenues totaling $3.5 billion;

•	net income of $522 million or $2.05 per diluted share;

•	net cash from operating activities totaling $1.4 billion; and

•

an increase in debt to 35.3 percent of total capitalization at the end of 2012, up from 33.5 percent at the end of 2011 due to the issuance of $1.2 billion in senior notes partially offset by a $635 million decrease in the amount of debt being drawn on our credit facilities and commercial paper program.

During 2012, we continued to see modest improvement in the offshore drilling market even as the underlying commodity markets were subject to short-term volatility. In the U.S. Gulf of Mexico, the granting of permits and publication of new safety rules during the latter half of 2011, has led to increased activity levels within the industry. The activity reflects the positive long-term outlook for commodity prices, which has led to increased activity by our customers and contributed to improved dayrates for deepwater and ultra-deepwater rigs worldwide, and excellent geologic success, which is leading to a backlog of appraisal and development projects.

There continues to be doubt regarding the sustainability of the global economic recovery, which is proceeding unevenly in different geographic regions. There is also hesitation regarding recovery in the credit markets, particularly in Europe, which some analysts predict could be the catalyst for a worldwide recession. Finally, political instability, especially in the Middle East and North Africa, has further created uncertainty within the marketplace. These factors may continue to impact the price of oil and gas commodities for the foreseeable future, and in turn, could impact the offshore drilling market.

Despite the instability in the global economy and commodity prices noted above, the market for offshore drilling services has continued the upward trend that began during the second half of 2011. We believe both the short-term and long-term outlook for the deep and ultra-deepwater markets continues to strengthen. Market dayrates for new ultra-deepwater units consistently remained above $500,000 throughout the year, which is higher than rates seen in recent years. A number of fixtures have exceeded $550,000, and in certain cases even exceeded $600,000. Our market analysis indicates that there is little, if any, availability of ultra-deepwater units for 2013. In addition, availability of ultra-deepwater units in 2014 continues to decrease. Utilization rates for jackups stabilized in 2011, and improved in most regions during 2012. We have seen tangible market activity and anticipate a favorable environment for these rigs in the short-term. We continue to see differentiation in the jackup market, with newer units having utilization rates and dayrates exceeding those for units that entered service before 2000. We continue to see improvement in the older jack-up market with increased utilization and competitive dayrates for these rigs as well, with most regions experiencing market utilization of 90 percent or higher.

As part of our strategic planning process, we review our fleet and the strategic benefits of our drilling rigs. As part of this process, we continuously analyze the potential divestment of certain of our standard specification units and related assets in one or more transactions. These dispositions may include sales of assets to third parties, a spin-off or other distribution or separation of assets or a combination of such transactions. In analyzing our disposition alternatives, we consider the strategic benefit to our ongoing operations while seeking to secure what we consider appropriate value for our shareholders. While we could continue to operate some or all standard specification drilling rigs, we have taken certain preliminary steps to put ourselves in a better position to pursue a potential spin-off and/or sale should we decide to do so. These include analyzing the internal restructuring steps necessary for a potential spin-off or sale and related tax considerations, seeking certain preparatory tax rulings and commencing preparation of financial statements for a potential separate group that could be spun off or sold. We have not completed the preliminary work to effect, nor has our board approved, any such transactions. We make no assurance that we will ultimately undertake any sales or spin-off or separation transactions involving standard specification assets.

We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction and acquisition of new rigs. As part of this technical and operational enhancement, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which should increase our operational efficiencies.

During 2012, we continued our newbuild program as indicated by the following activities:

•

we commenced operations on three dynamically positioned ultra-deepwater, harsh environment drillships: two Bully-class drillships currently operating in the U.S. Gulf of Mexico and Brazil, respectively, and one Globetrotter-class drillship currently operating in the U.S. Gulf of Mexico;

•

we continued construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013;

•

we continued construction on four dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd., the first of which is estimated to be delivered from the shipyard in the second quarter of 2013; and

•	we continued construction on six high-specification, heavy duty, harsh environment jackups, the first of which is estimated to be delivered from the shipyard in the second quarter of 2013.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and believe our continued newbuild activity will further strengthen our position, especially in deepwater drilling.

We have entered into an agreement to sell our jackup, the Noble Lewis Dugger, to a third party that owns and operates supply vessels, platform drilling rigs and jackups in Mexico. This unit is being sold for $61 million and the closing is expected to occur in the second quarter of 2013 after the unit has completed its contract with its current customer. The transaction is subject to customary closing conditions. We had entered into an agreement to sell the Noble Don Walker for $18 million. The buyer was unable to close the transaction, although we remain in discussions to potentially extend the sale agreement. The unit has been cold-stacked in Cameroon since 2009.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of December 31, 2012 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2013	2014	2015	2016	2017-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (1) (5)	$11,903	$2,648	$2,622	$1,880	$1,334	$3,419
Jackups (2)	2,443	1,372	827	237	7	—

Total (3)	$14,346	$4,020	$3,449	$2,117	$1,341	$3,419

Percent of Available Days Committed (4)		74%	50%	22%	10%	5%

(1)	Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles. With respect to our drillships presently operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for periods after the estimated completion of certain upgrade projects that are designed to enhance the reliability and operational performance of the drillships. Our backlog for semisubmersibles/drillships includes approximately $197 million attributable to these performance bonuses.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Max Smith, Noble Don Taylor and the Noble Jim Day, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Royal Dutch Shell, PLC (“Shell”). With respect to these contracts, we have included in our backlog an amount equal to 50 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $409 million attributable to these performance bonuses.

(2)	Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At December 31, 2012, we had 12 rigs contracted to Pemex in Mexico, and our backlog includes approximately $613 million related to such contracts.

(3)	Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds in the past on certain rigs contracted with Petrobras, we have not received any notification concerning contract cancellations nor do we anticipate receiving any such notifications.

(4)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2013 through 2015.

(5)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of December 31, 2012, the combined amount of backlog for these rigs totals $2.28 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs was $1.14 billion.

Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated.

Nigerian Operations

As previously disclosed, in November 2010 we finalized settlements with the SEC and the DOJ as the result of an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In January 2011, a subsidiary of Noble-Swiss resolved an investigation by the Nigerian Economic and Financial Crimes Commission and the Nigerian Attorney General Office into these same activities. Any additional investigation by these or other agencies could damage our reputation and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. Further, resolving any additional investigations could be expensive and consume significant time and attention of our senior management.

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

RESULTS OF OPERATIONS

2012 Compared to 2011

General

The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2012 and 2011, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the year ended December 31, 2012 was $58 million higher than operating income for Noble-Swiss for the same period, primarily as a result of costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Net income attributable to Noble Corporation for 2012 was $522 million, or $2.05 per diluted share, on operating revenues of $3.5 billion, compared to net income for 2011 of $371 million, or $1.46 per diluted share, on operating revenues of $2.7 billion.

Rig Utilization, Operating Days and Average Dayrates

Operating revenues and operating costs and expenses for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2012 and 2011 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2012	2011	2012	2011	% Change	2012	2011	% Change
Jackups	82%	75%	12,966	11,794	10%	$96,696	$85,510	13%
Semisubmersibles	86%	82%	4,382	4,176	5%	349,205	296,331	18%
Drillships	69%	59%	2,023	1,284	58%	279,432	242,019	15%
Other	0%	0%	—	—	—	—	—	—

Total	78%	72%	19,371	17,254	12%	$172,904	$148,185	17%

(1)	Information reflects our policy of reporting on the basis of the number of actively marketed rigs in our fleet excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating revenues and the operating costs and expenses for our contract drilling services segment for 2012 and 2011 (dollars in thousands):

			Change
	2012	2011	$	%
Operating revenues:
Contract drilling services	$3,349,362	$2,556,758	$792,604	31%
Reimbursables (1)	112,956	77,278	35,678	46%
Other	265	875	(610)	-70%

	$3,462,583	$2,634,911	$827,672	31%

Operating costs and expenses:
Contract drilling services	$1,776,481	$1,384,200	$392,281	28%
Reimbursables (1)	91,646	56,589	35,057	62%
Depreciation and amortization	745,027	647,142	97,885	15%
Selling, general and administrative	97,967	90,262	7,705	9%
Loss on impairment	12,710	—	12,710	**
Gain on contract settlements/extinguishments, net	(33,255)	(21,202)	(12,053)	57%

	2,690,576	2,156,991	533,585	25%

Operating income	$772,007	$477,920	$294,087	62%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the current year as compared to the prior year were driven by increases in both average dayrates and operating days. The 17 percent increase in average dayrates increased revenues by approximately $479 million while the 12 percent increase in operating days increased revenues by an additional $314 million.

The increase in contract drilling services revenues relates to our semisubmersibles, drillships and jackups, which generated approximately $293 million, $255 million and $245 million more revenue, respectively, in 2012.

The 18 percent increase in semisubmersible average dayrates resulted in a $232 million increase in revenues from the prior year while the increase in operating days of 5 percent resulted in an additional $61 million increase in revenues. The increase in semisubmersibles revenue is a result of our rigs returning to standard operating dayrates after experiencing lower standby rates due to drilling restrictions in the U.S. Gulf of Mexico in the prior year, as well as the Noble Paul Romano returning to work after being stacked for most of the prior year. The increase in operating days is primarily from the Noble Jim Day, the Noble Homer Ferrington, the Noble Paul Romano, the Noble Clyde Boudreaux and the Noble Amos Runner, which all operated during the current year after being off contract for the majority of the prior year.

The increase in drillship revenues was driven by a 58 percent increase in operating days and a 15 percent increase in average dayrates, resulting in a $179 million and a $76 million increase in revenues, respectively, from the prior year. The increase in both average dayrates and operating days was the result of the Noble Bully I, Noble Bully II and Noble Globetrotter I, which commenced their contracts with Shell in March 2012, April 2012 and July 2012, respectively. These increases were partially offset by the Noble Phoenix, which completed its shipyard project and was substituted for the Noble Muravlenko in Brazil during the current year, and a reduced rate on the Noble Roger Eason while it is in the shipyard to undergo its reliability upgrade project.

The 13 percent increase in jackup average dayrates resulted in a $145 million increase in revenues, which was coupled with a 10 percent increase in jackup operating days, resulting in a $100 million increase in revenues from the prior year. The increase in average dayrates resulted from improved market conditions in the global shallow water market throughout the jackup fleet. The increase in utilization primarily related to rigs in Mexico, West Africa and the Middle East, which experienced less downtime during the current year.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $392 million for the current year as compared to the prior year. A portion of the increase is due to the crew-up and operating expenses for the recently completed rigs noted above, which have added approximately $139 million in expense in the current year. Excluding the additional expenses related to these rigs, our contract drilling costs increased $253 million in the current year from the prior year. This change was primarily driven by a $75 million increase in labor due to rigs returning, or preparing to return, to work and salary increases effective in the second and third quarters of the prior year, a $47 million increase in shorebase support due to salary increases in the current year and increased project-related costs, a $44 million increase in maintenance and rig-related expense, a $26 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs primarily in Mexico, a $20 million increase in insurance costs related to increased premiums on our policy renewed in March 2012, a $14 million increase in rig catering and communications, a $13 million increase in safety, training and regulatory inspections, a $6 million increase in agency and other miscellaneous expenses, a $5 million increase in fuel and transportation costs and a $3 million increase in rotation costs.

Depreciation and amortization increased $98 million in 2012 over 2011, which is primarily attributable to assets placed in service during the current year, including the Noble Bully I, Noble Bully II and the Noble Globetrotter I.

Loss on impairment during the current year related to an impairment charge on our submersible fleet, primarily as a result of the declining market outlook for drilling services for this rig type.

Gain on contract settlements/extinguishments during the current year related to a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we received $5 million from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating revenues and the operating costs and expenses for our other services for 2012 and 2011 (dollars in thousands):

			Change
	2012	2011	$	%
Operating revenues:
Labor contract drilling services	$81,890	$59,004	$22,886	39%
Reimbursables (1)	2,539	1,917	622	32%

	$84,429	$60,921	$23,508	39%

Operating costs and expenses:
Labor contract drilling services	$46,895	$33,885	$13,010	38%
Reimbursables (1)	2,450	1,850	600	32%
Depreciation and amortization	13,594	11,498	2,096	18%
Selling, general and administrative	2,023	1,115	908	81%
Loss on impairment	7,674	—	7,674	**

	72,636	48,348	24,288	50%

Operating income	$11,793	$12,573	$(780)	-6%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The increase in both revenue and expense primarily relates to a project with our customer, Shell, for one of its rigs operating under a labor contract in Alaska.

Loss on impairment during the current year related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, the assets.

Other Income and Expenses

Selling, general and administrative expenses. Overall selling, general and administrative expenses increased $9 million in 2012 from 2011 primarily as a result of increased legal and tax expenses related to ongoing projects of $5 million, coupled with increases in employee-related costs of $4 million.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $30 million in 2012 from 2011. The increase is a result of the $1.2 billion of senior notes issued in February 2012, coupled with lower capitalized interest due primarily to the completion of construction on three of our newbuild drillships. During the current year, we capitalized approximately 61 percent of total interest charges versus approximately 69 percent during the prior year.

Income Tax Provision. Our income tax provision increased $74 million in 2012 compared to 2011 primarily as a result of a higher pre-tax earnings and effective tax rate during the current year. Pre-tax earnings increased approximately 61 percent in 2012 compared to 2011 resulting in a $45 million increase in income tax expense. The higher effective tax rate, which was 20.9 percent in 2012 compared to 16.7 percent in 2011, increased income tax expense by approximately $29 million. The increase in the effective tax rate was a result of a change in our geographic mix of our revenues and the resolution of certain discrete tax items.

2011 Compared to 2010

General

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

Operating Revenues. Decreased contract drilling services revenues for the current year as compared to the prior year was driven by reductions in both average dayrates and operating days. The 3 percent decrease in average dayrates reduced revenues by approximately $71 million, and the 3 percent decrease in operating days decreased revenues by an additional $68 million.

The decrease in contract drilling services revenues primarily relates to our jackups, drillships and FPSO, which generated approximately $191 million, $46 million and $34 million less revenue, respectively, in 2011.

The decrease in jackup average dayrates of 12 percent resulted in a $135 million decrease in revenues from the prior year. The reduction in average dayrates was primarily from the contractual repricing of rigs in the Middle East, the North Sea, and Mexico for changes in market conditions in the global shallow water market. The 5 percent decline in jackup operating days resulted in a $56 million decline in revenues. The decrease in utilization primarily related to rigs coming off contract in Mexico and the Middle East during 2011, the majority of which did not return to work until the latter part of the year.

The decrease in drillship revenue was primarily driven by reduced dayrates of 5 percent and an 8 percent decrease in operating days, which resulted in decreased revenues of $18 million and $28 million, respectively, from the prior year. The decrease in drillship revenue is primarily the result of increased downtime in Brazil, as rigs entered the shipyard for upgrades and repairs.

Revenue from the Noble Seillean decreased $34 million as it was not under contract in 2011.

The decreases in revenue for the above rig classes were partially offset by an increase in revenue of $132 million from our semisubmersibles. The increase was primarily attributable to a 9 percent increase in operating days and 3 percent increase in average dayrates, which contributed additional revenue in 2011 of $98 million and $34 million, respectively. The increase is primarily attributable to operations from the newbuilds, Noble Dave Beard and Noble Jim Day, which were added to the fleet in March 2010 and January 2011, respectively. Additionally, the Noble Driller was added to the fleet in July 2010 as part of the Frontier acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash from operating activities in 2012 was $1.4 billion, which compared to $740 million and $1.6 billion in 2011 and 2010, respectively. The increase in net cash from operating activities in 2012 compared to 2011 was primarily attributable to a significant increase in net income coupled with favorable changes in deferred taxes and other current liabilities, partially offset by an increase in accounts receivable. We had working capital of $394 million and $232 million at December 31, 2012 and 2011, respectively. Our total debt as a percentage of total debt plus equity increased to 35.3 percent at December 31, 2012 from 33.5 percent at December 31, 2011, primarily as a result of our $1.2 billion senior notes offering in February 2012, partially offset by a net reduction in indebtedness outstanding on our credit facilities and commercial paper program during the year.

Our principal sources of capital in 2012 were the $1.4 billion in cash generated from operating activities noted above and our $1.2 billion senior notes offering in February 2012. Cash generated during the current year was primarily used to fund our capital expenditure program and to repay borrowings outstanding under our credit facilities and commercial paper program.

Our currently anticipated cash flow needs, both in the short-term and long-term, include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends; and

•	repayment of maturing debt.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing credit facilities and commercial paper program and issuances of unsecured long-term debt. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount provided through these sources, and we may delay or cancel certain discretionary capital expenditures as necessary.

At December 31, 2012, we had a total contract drilling services backlog of approximately $14.3 billion. Our backlog as of December 31, 2012 reflects a commitment of 74 percent of available days for 2013. See “Contract Drilling Services Backlog” for additional information regarding our backlog.

Capital Expenditures

Our primary use of available liquidity during 2013 will be for capital expenditures. Capital expenditures, including capitalized interest, totaled $1.7 billion, $2.6 billion and $1.4 billion for 2012, 2011 and 2010, respectively. Capital expenditures for 2010 do not include the fair value of assets acquired as part of the Frontier acquisition.

At December 31, 2012, we had 11 rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during 2012 totaled $587 million, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Globetrotter II	$203.8
Noble Don Taylor (formerly HHI Drillship I)	86.7
Noble Bob Douglas (formerly HHI Drillship II)	62.3
Noble Sam Croft (formerly HHI Drillship III)	4.8
HHI Drillship IV	3.3
Jackups
Noble Sam Turner (formerly Noble Jackup IV)	47.5
Noble Tom Prosser (formerly Noble Jackup V)	46.2
Noble Jackup VI	46.2
Noble Regina Allen (formerly Noble Jackup I)	11.9
Noble Houston Colbert (formerly Noble Jackup III)	5.9
Noble Mick O’Brien (formerly Noble Jackup II)	5.4
Recently completed construction projects
Noble Globetrotter I	44.1
Noble Bully II	17.0
Noble Bully I	1.6

Total Newbuild Capital Expenditures	$586.7

In addition to the newbuild expenditures noted above, capital expenditures during 2012 consisted of the following:

•	$693 million for major projects, including subsea-related expenditures;

•	$254 million for other capitalized expenditures, including upgrades and replacements to drilling equipment that generally have a useful life ranging from 3 to 5 years; and

•	$136 million in capitalized interest.

Our total capital expenditures budget for 2013 is approximately $2.7 billion, which is currently anticipated to be spent as follows:

•	approximately $1.5 billion in newbuild expenditures;

•	approximately $870 million in major projects, including subsea-related expenditures; and

•	approximately $320 million in sustaining capitalized expenditures.

In addition to the amounts noted above, we anticipate incurring additional capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects. In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments, for approximately $2.8 billion at December 31, 2012, of which we expect to spend approximately $1.7 billion in 2013.

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

Distributions of Capital and Dividends

Our most recent quarterly dividend payment to shareholders, which was declared on February 1, 2013 and paid on February 21, 2013 to holders of record on February 11, 2013, was $0.13 per share, or an aggregate of approximately $33 million. The declaration and payment of dividends, or returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.

Recently, our Board of Directors approved as a proposal to shareholders at our upcoming annual general meeting scheduled for April 26, 2013 the payment of a dividend funded from our capital contribution reserve in a total amount equal to $1.00 per share to be paid in four equal installments scheduled for August 2013, November 2013, February 2014 and May 2014.

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

Noble currently has a maximum available capacity of $800 million on our credit facility maturing in 2015 and $1.5 billion on our credit facility maturing in 2017 (together referred to as the “Credit Facilities”). Our total debt related to the Credit Facilities and commercial paper program was $340 million at December 31, 2012 as compared to $975 million at December 31, 2011. During 2012, we undertook a series of transactions that increased our liquidity. We see this as a necessary step to finance our future capital commitments. The following summarizes the recent activity regarding our Credit Facilities and commercial paper program:

•	in June 2012, we replaced our $575 million credit facility scheduled to mature in 2013, with a new $1.2 billion credit facility, which matures in 2017;

•

in September 2012, we established a commercial paper program, which will allow us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused committed capacity under our Credit Facilities and, as such, are classified as long-term on our Consolidated Balance Sheet; and

•

in January 2013, we increased the maximum amount available under our Credit Facilities from $1.8 billion to $2.3 billion. The maximum amount available under our credit facility maturing in 2015 was increased from $600 million to $800 million and the maximum amount available under our credit facility maturing in 2017 was increased from $1.2 billion to $1.5 billion.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At December 31, 2012, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.3 billion at December 31, 2012 as compared to $3.1 billion at December 31, 2011. The increase in debt is a result of the issuance of $1.2 billion aggregate principal amount of senior notes in February 2012, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These senior notes were issued in three separate tranches, with $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we continue to report the balance as long-term at December 31, 2012.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2012, our ratio of debt to total tangible capitalization was less than 0.36. We were in compliance with all covenants under the Credit Facilities as of December 31, 2012.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

Other

At December 31, 2012, we had letters of credit of $48 million and performance and tax assessment bonds totaling $264 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

Summary of Contractual Cash Obligations and Commitments

The following table summarizes our contractual cash obligations and commitments at December 31, 2012 (in thousands):

		Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter	Other
Contractual Cash Obligations
Long-term debt obligations (1)	$4,634,375	$639,794	$249,799	$350,000	$299,952	$299,852	$2,794,978	$—
Interest payments	2,949,927	205,343	186,353	177,902	161,252	153,240	2,065,837	—
Operating leases	79,808	28,182	22,756	10,420	4,062	3,567	10,821	—
Pension plan contributions	136,220	8,166	7,388	8,123	10,200	10,232	92,111	—
Purchase commitments (2)	2,758,833	1,730,862	1,027,971	—	—	—	—	—
Dividends	66,369	66,369	—	—	—	—	—	—
Tax reserves (3)	124,972	—	—	—	—	—	—	124,972

Total contractual cash obligations	$10,750,504	$2,678,716	$1,494,267	$546,445	$475,466	$466,891	$4,963,747	$124,972

(1)	In 2013, our 5.875% senior notes and amounts outstanding under our commercial paper program mature. We anticipate using availability on our Credit Facilities or commercial paper program to repay these outstanding balances; therefore, we have shown the entire $300 million senior notes balance and $340 million commercial paper program balance as long-term on our December 31, 2012 Consolidated Balance Sheet.
(2)	Purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases.
(3)	Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 12 to our accompanying consolidated financial statements.

At December 31, 2012, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called, as we typically comply with the underlying performance requirement.

The following table summarizes our other commercial commitments at December 31, 2012 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2013	2014	2015	2016	2017	Thereafter
Contractual Cash Obligations
Letters of Credit	$47,652	$47,514	$—	$138	$—	$—	$—
Surety bonds	263,978	177,832	4,199	43,795	21,945	16,207	—

Total commercial commitments	$311,630	$225,346	$4,199	$43,933	$21,945	$16,207	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.

Principles of Consolidation

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. Our consolidated financial statements include the accounts of two joint ventures, in each of which we own a 50 percent interest. Our ownership interest meets the definition of variable interest under Financial Accounting Standards Board (“FASB”) codification and we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

The combined joint venture carrying amount of the Bully-class drillships at December 31, 2012 totaled $1.4 billion, which was primarily funded through partner equity contributions. During 2012, these rigs commenced the operating phases of their contracts. Current year revenues and net income related to these joint ventures totaled $237 million and $71 million, respectively.

Property and Equipment

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2012 and 2011, we had $2.7 billion and $4.4 billion of construction-in-progress, respectively. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.

Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2012, 2011 and 2010 was $136 million, $122 million and $83 million, respectively.

Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $303 million and $233 million at December 31, 2012 and 2011, respectively. Depreciation expense related to overhauls and asset replacement totaled $113 million, $103 million and $102 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis, we complete an impairment analysis on all of our assets. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet or exceed our estimated assumptions, for a given rig class, we may take an impairment loss in the future.

During the current year we determined that our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million for the year ended December 31, 2012. Also, during the current year, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the asset based on a signed letter of intent to sell the asset (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $7 million for the year ended December 31, 2012.

Insurance Reserves

We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.

Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2012 and 2011, loss reserves for personal injury and protection claims totaled $20 million and $21 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

Revenue Recognition

Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed. Revenues from bonuses are recognized when earned.

We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Absent a contract, the initial mobilization costs of newbuild rigs from the shipyard are deferred and amortized over the life of the rig. Subsequent costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Upon completion of our drilling contracts, any demobilization revenues received are recognized as income, as are any related expenses.

Deferred revenues under drilling contracts totaled $252 million and $139 million at December 31, 2012 and 2011, respectively. Such amounts are included in either “Other Current Liabilities” or “Other Liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition.

We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.

Income Taxes

We operate through various subsidiaries in numerous countries throughout the world including the United States. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. The income and withholding tax rates and methods of computing taxable income vary significantly for each jurisdiction. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Switzerland or jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service (“IRS”) or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. Our income tax expense is expected to fluctuate from year to year as our operations and income fluctuates in the different taxing jurisdictions.

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The IRS has completed its examination of our tax reporting for the taxable year ended December 31, 2008. The examination team has proposed adjustments with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts included in our 2008 tax returns, and have filed protests with the IRS Appeals Office contesting the examination team’s proposed adjustments, and we are still waiting on a final resolution of these issues. We intend to vigorously defend our reported positions. The IRS has begun its examination of our tax reporting for the taxable year ended December 31, 2009. We believe that we have accurately reported all amounts in our 2009 tax returns. During the third quarter of 2012, a U.S. subsidiary of Frontier concluded its audit with the IRS for its 2007 and 2008 tax returns, resulting in no change to income tax expense. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we disagree with those assessments based on the technical merits of the positions established at the time of the filing of the tax return. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.

Our Mexican income tax returns have been examined for the 2002 through 2007 periods and audit claims have been assessed for approximately $321 million (including interest and penalties). During 2011, we received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $6 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. Tax authorities in Mexico and other jurisdictions may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Additional audit claims of approximately $123 million attributable to income, customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At December 31, 2012, we had $340 million in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $3 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $5.1 billion and $4.3 billion at December 31, 2012 and 2011, respectively. The increase was primarily a result of our issuance of $1.2 billion in debt in February 2012, partially offset by the net repayment of $635 million on our Credit Facilities coupled with changes in fair value related to changes in interest rates and market perceptions of our credit risk.

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

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we have historically maintained short-term forward contracts settling monthly in their respective local currencies. At December 31, 2012, we had no outstanding derivative contracts. At December 31, 2011, total unrealized loss related to forward contracts was $3 million, which was recorded as part of AOCL in our Consolidated Balance Sheet. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

Market Risk

We sponsor the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”). The Restoration Plan is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and the associated returns are tracked on a phantom basis. Accordingly, we have a liability to employees for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2012, our liability under the Restoration Plan totaled $7 million. We have purchased investments that closely correlate to the investment elections made by participants in the Restoration Plan in order to mitigate the impact of the phantom investment income and losses on our consolidated financial statements. The value of these investments held for our benefit totaled $6 million at December 31, 2012. A 10 percent change in the fair value of the phantom investments would change our liability by approximately $0.6 million. Any change in the fair value of the phantom investments would be mitigated by a change in the investments held for our benefit.

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

The following financial statements are filed in this Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Noble Corporation, a Swiss Corporation (“Noble-Swiss”)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Noble-Swiss and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble-Swiss’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble-Swiss’ internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 25, 2013

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$282,092	$239,196
Accounts receivable	743,673	587,163
Taxes receivable	112,423	75,284
Prepaid expenses	43,962	35,796
Other current assets	123,175	122,173

Total current assets	1,305,325	1,059,612

Property and equipment
Drilling equipment and facilities	16,777,013	15,243,861
Other	194,653	197,485

	16,971,666	15,441,346
Accumulated depreciation	(3,945,694)	(3,311,001)

	13,025,972	12,130,345

Other assets	276,477	305,202

Total assets	$14,607,774	$13,495,159

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$350,147	$436,006
Accrued payroll and related costs	132,728	117,907
Interest payable	68,436	54,419
Taxes payable	135,257	94,920
Dividends payable	66,369	—
Other current liabilities	158,512	123,928

Total current liabilities	911,449	827,180

Long-term debt	4,634,375	4,071,964
Deferred income taxes	226,045	242,791
Other liabilities	347,615	255,372

Total liabilities	6,119,484	5,397,307

Commitments and contingencies

Equity
Shares; 253,348 shares and 252,639 shares outstanding	710,130	766,595
Treasury shares, at cost; 589 shares and 287 shares	(21,069)	(10,553)
Additional paid-in capital	83,531	48,356
Retained earnings	7,066,023	6,676,444
Accumulated other comprehensive loss	(115,449)	(74,321)

Total shareholders’ equity	7,723,166	7,406,521

Noncontrolling interests	765,124	691,331
Total equity	8,488,290	8,097,852

Total liabilities and equity	$14,607,774	$13,495,159

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating revenues
Contract drilling services	$3,349,362	$2,556,758	$2,695,493
Reimbursables	115,495	79,195	76,831
Labor contract drilling services	81,890	59,004	32,520
Other	265	875	2,332

	3,547,012	2,695,832	2,807,176

Operating costs and expenses
Contract drilling services	1,776,481	1,384,200	1,177,800
Reimbursables	94,096	58,439	59,414
Labor contract drilling services	46,895	33,885	22,056
Depreciation and amortization	758,621	658,640	539,829
Selling, general and administrative	99,990	91,377	91,997
Loss on impairment	20,384	—	—
Gain on contract settlements/extinguishments, net	(33,255)	(21,202)	—

	2,763,212	2,205,339	1,891,096

Operating income	783,800	490,493	916,080
Other income (expense)
Interest expense, net of amount capitalized	(85,763)	(55,727)	(9,457)
Interest income and other, net	5,188	1,484	9,886

Income before income taxes	703,225	436,250	916,509
Income tax provision	(147,088)	(72,625)	(143,077)

Net income	556,137	363,625	773,432

Net loss (income) attributable to noncontrolling interests	(33,793)	7,273	(3)

Net income attributable to Noble Corporation	$522,344	$370,898	$773,429

Net income per share attributable to Noble Corporation
Basic	$2.05	$1.46	$3.03
Diluted	2.05	1.46	3.02
Weighted-Average Shares Outstanding:
Basic	252,435	251,405	253,123
Diluted	252,791	251,989	253,936

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$556,137	$363,625	$773,432

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,076)	(2,566)	2,456
Gain (loss) on foreign currency forward contracts	3,061	(4,665)	1,187
Gain (loss) on interest rate swaps	—	(366)	366
Net pension plan loss (net of a tax benefit of $3,777 in 2012, $12,845 in 2011 and $2,888 in 2010)	(41,658)	(18,551)	(1,898)
Amortization of deferred pension plan amounts (net of tax provision of $2,841 in 2012, $1,146 in 2011 and $1,286 in 2010)	5,545	2,047	2,550

Other comprehensive income (loss), net	(41,128)	(24,101)	4,661

Total comprehensive income	515,009	339,524	778,093

Less: Loss (income) attributable to noncontrolling interests	(33,793)	7,273	(3)

Less: Noncontrolling portion of gain (loss) on interest rate swaps	—	183	(183)

Comprehensive income attributable to Noble Corporation	$481,216	$346,980	$777,907

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$556,137	$363,625	$773,432
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	758,621	658,640	539,829
Loss on impairment	20,384	—	—
Gain on contract extinguishments, net	—	(21,202)	—
Deferred income taxes	(20,119)	(82,325)	(41,409)
Amortization of share-based compensation	35,930	31,904	34,930
Net change in other assets and liabilities	30,740	(210,402)	330,120

Net cash from operating activities	1,381,693	740,240	1,636,902

Cash flows from investing activities
Capital expenditures	(1,669,811)	(2,621,235)	(1,406,010)
Change in accrued capital expenditures	(121,077)	81,047	139,185
Refund from contract extinguishments	—	18,642	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	—	—	(1,629,644)

Net cash from investing activities	(1,790,888)	(2,521,546)	(2,896,469)

Cash flows from financing activities
Net change in borrowings on bank credit facilities	(635,192)	935,000	40,000
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833	1,238,074
Contributions from joint venture partners	40,000	536,000	35,000
Payments of joint venture debt	—	(693,494)	—
Settlement of interest rate swaps	—	(29,032)	(6,186)
Financing costs on credit facilities	(5,221)	(2,835)	—
Proceeds from employee stock transactions	14,677	9,924	11,828
Repurchases of employee shares surrendered for taxes	(10,516)	(10,233)	(10,116)
Par value reduction/dividend payments	(138,293)	(150,532)	(227,325)
Repurchases of shares	—	—	(219,330)

Net cash from financing activities	452,091	1,682,631	861,945

Net change in cash and cash equivalents	42,896	(98,675)	(397,622)
Cash and cash equivalents, beginning of period	239,196	337,871	735,493

Cash and cash equivalents, end of period	$282,092	$239,196	$337,871

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

							Accumulated
			Capital in				Other
	Shares		Excess of	Retained	Treasury	Noncontrolling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Shares	Interests	Loss	Equity
Balance at January 1, 2010	261,975	$1,130,607	$—	$5,855,737	$(143,031)	$—	$(54,881)	$6,788,432

Employee related equity activity
Amortization of share-based compensation	—	—	34,930	—	—	—	—	34,930
Issuance of share-based compensation shares	86	343	(117)	—	—	—	—	226
Exercise of stock options	538	2,119	9,483	—	—	—	—	11,602
Tax benefit of stock options exercised	—	—	6,494	—	—	—	—	6,494
Restricted shares forfeited or repurchased for taxes	(184)	(809)	965	1,334	(11,606)	—	—	(10,116)
Repurchases of shares	—	—	—	—	(219,330)	—	—	(219,330)
Net income	—	—	—	773,429	—	3	—	773,432
Par value reduction/dividend payments	—	(214,576)	(12,749)	—	—	—	—	(227,325)

Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	—	124,628	—	124,628
Other comprehensive income, net	—	—	—	—	—	—	4,661	4,661

Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$124,631	$(50,220)	$7,287,634

Employee related equity activity
Amortization of share-based compensation	—	—	31,904	—	—	—	—	31,904
Issuance of share-based compensation shares	252	848	(838)	—	—	—	—	10
Exercise of stock options	501	1,661	7,303	—	—	—	—	8,964
Tax benefit of stock options exercised	—	—	950	—	—	—	—	950
Restricted shares forfeited or repurchased for taxes	(413)	(1,401)	1,401	—	(10,233)	—	—	(10,233)
Retirement of treasury shares	(10,116)	(33,035)	—	(340,612)	373,647	—	—	—
Settlement of FIN 48 provision	—	—	—	15,658	—	—	—	15,658
Net income	—	—	—	370,898	—	(7,273)	—	363,625
Equity contribution by joint venture partner	—	—	—	—	—	573,973	—	573,973
Par value reduction payments	—	(119,162)	(31,370)	—	—	—	—	(150,532)
Other comprehensive loss, net	—	—	—	—	—	—	(24,101)	(24,101)

Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$691,331	$(74,321)	$8,097,852

Employee related equity activity
Amortization of share-based compensation	—	—	35,930	—	—	—	—	35,930
Issuance of share-based compensation shares	437	1,307	(1,299)	—	—	—	—	8
Exercise of stock options	646	1,836	11,705	—	—	—	—	13,541
Tax benefit of stock options exercised	—	—	1,128	—	—	—	—	1,128
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(10,516)	—	—	(10,516)
Net income	—	—	—	522,344	—	33,793	—	556,137
Equity contribution by joint venture partner	—	—	—	—	—	40,000	—	40,000
Par value reduction/dividend payments	—	(58,470)	(13,427)	(66,396)	—	—	—	(138,293)
Dividends payable	—	—	—	(66,369)	—	—	—	(66,369)
Other comprehensive loss, net	—	—	—	—	—	—	(41,128)	(41,128)

Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$765,124	$(115,449)	$8,488,290

See accompanying notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Noble Corporation, a Cayman Islands Company (“Noble-Cayman”)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Noble-Cayman and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble-Cayman’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble-Cayman’ internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 25, 2013

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$277,375	$235,056
Accounts receivable	743,673	587,163
Taxes receivable	112,310	75,284
Prepaid expenses	41,232	33,105
Other current assets	122,649	120,109

Total current assets	1,297,239	1,050,717

Property and equipment
Drilling equipment and facilities	16,776,208	15,243,861
Other	158,939	163,301

	16,935,147	15,407,162
Accumulated depreciation	(3,938,518)	(3,305,757)

	12,996,629	12,101,405

Other assets	276,558	305,283

Total assets	$14,570,426	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$349,594	$435,729
Accrued payroll and related costs	123,936	108,908
Taxes payable	130,844	91,190
Interest payable	68,436	54,419
Other current liabilities	158,499	123,399

Total current liabilities	831,309	813,645

Long-term debt	4,634,375	4,071,964
Deferred income taxes	226,045	242,791
Other liabilities	347,615	255,372

Total liabilities	6,039,344	5,383,772

Commitments and contingencies

Equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	470,454	450,616
Retained earnings	7,384,828	6,979,882
Accumulated other comprehensive loss	(115,449)	(74,321)

Total shareholder equity	7,765,958	7,382,302

Noncontrolling interests	765,124	691,331

Total equity	8,531,082	8,073,633

Total liabilities and equity	$14,570,426	$13,457,405

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating revenues
Contract drilling services	$3,349,362	$2,556,758	$2,695,493
Reimbursables	115,495	79,195	76,831
Labor contract drilling services	81,890	59,004	32,520
Other	265	875	2,332

	3,547,012	2,695,832	2,807,176

Operating costs and expenses
Contract drilling services	1,760,965	1,371,415	1,172,801
Reimbursables	94,096	58,439	59,414
Labor contract drilling services	46,895	33,885	22,056
Depreciation and amortization	756,689	657,205	539,004
Selling, general and administrative	59,366	56,787	55,568
Loss on impairment	20,384	—	—
Gain on contract settlements/extinguishments, net	(33,255)	(21,202)	—

	2,705,140	2,156,529	1,848,843

Operating income	841,872	539,303	958,333
Other income (expense)
Interest expense, net of amount capitalized	(85,763)	(55,727)	(9,457)
Interest income and other, net	4,695	2,480	8,527

Income before income taxes	760,804	486,056	957,403
Income tax provision	(146,088)	(71,286)	(141,866)

Net income	614,716	414,770	815,537

Net loss (income) attributable to noncontrolling interests	(33,793)	7,273	(3)

Net income attributable to Noble Corporation	$580,923	$422,043	$815,534

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$614,716	$414,770	$815,537

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,076)	(2,566)	2,456
Gain (loss) on foreign currency forward contracts	3,061	(4,665)	1,187
Gain (loss) on interest rate swaps	—	(366)	366
Net pension plan loss (net of a tax benefit of $3,777 in 2012, $12,845 in 2011 and $2,888 in 2010)	(41,658)	(18,551)	(1,898)
Amortization of deferred pension plan amounts (net of tax provision of $2,841 in 2012, $1,146 in 2011 and $1,286 in 2010)	5,545	2,047	2,550

Other comprehensive income (loss), net	(41,128)	(24,101)	4,661

Total comprehensive income	573,588	390,669	820,198
Less: Loss (income) attributable to noncontrolling interests	(33,793)	7,273	(3)
Less: Noncontrolling portion of gain (loss) on interest rate swaps	—	183	(183)

Comprehensive income attributable to Noble Corporation	$539,795	$398,125	$820,012

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$614,716	$414,770	$815,537
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	756,689	657,205	539,004
Loss on impairment	20,384	—	—
Gain on contract extinguishments, net	—	(21,202)	—
Deferred income taxes	(20,119)	(82,325)	(41,409)
Capital contribution by parent—share-based compensation	19,838	18,726	20,604
Net change in other assets and liabilities	29,119	(216,687)	325,157

Net cash from operating activities	1,420,627	770,487	1,658,893

Cash flows from investing activities
Capital expenditures	(1,667,477)	(2,615,943)	(1,405,181)
Change in accrued capital expenditures	(121,077)	81,047	139,185
Refund from contract extinguishments	—	18,642	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	—	—	(1,629,644)

Net cash from investing activities	(1,788,554)	(2,516,254)	(2,895,640)

Cash flows from financing activities
Net change in borrowings on bank credit facilities	(635,192)	935,000	40,000
Proceeds from issuance of senior notes, net of debt issuance costs	1,186,636	1,087,833	1,238,074
Contributions from joint venture partner	40,000	536,000	35,000
Payments of joint venture debt	—	(693,494)	—
Settlement of interest rate swaps	—	(29,032)	(6,186)
Financing costs on credit facilities	(5,221)	(2,835)	—
Distributions to parent company, net	(175,977)	(186,048)	(462,967)

Net cash from financing activities	410,246	1,647,424	843,921

Net change in cash and cash equivalents	42,319	(98,343)	(392,826)
Cash and cash equivalents, beginning of period	235,056	333,399	726,225

Cash and cash equivalents, end of period	$277,375	$235,056	$333,399

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

						Accumulated
			Capital in			Other
	Shares		Excess of	Retained	Noncontrolling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Interests	Loss	Equity
Balance at January 1, 2010	261,246	$26,125	$395,628	$6,391,320	$—	$(54,881)	$6,758,192

Distributions to parent	—	—	—	(462,967)	—	—	(462,967)
Capital contributions by parent- Share-based compensation	—	—	20,604	—	—	—	20,604
Net income	—	—	—	815,534	3	—	815,537
Noncontrolling interests from FDR Holdings, Ltd. acquisition	—	—	—	—	124,628	—	124,628
Other comprehensive income, net	—	—	—	—	—	4,661	4,661

Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$124,631	$(50,220)	$7,260,655

Distributions to parent	—	—	—	(186,048)	—	—	(186,048)
Capital contributions by parent- Share-based compensation	—	—	18,726	—	—	—	18,726
Net income	—	—	—	422,043	(7,273)	—	414,770
Settlement of FIN 48 provision	—	—	15,658	—	—	—	15,658
Noncontrolling interest contributions	—	—	—	—	573,973	—	573,973
Other comprehensive loss, net	—	—	—	—	—	(24,101)	(24,101)

Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$691,331	$(74,321)	$8,073,633

Distributions to parent	—	—	—	(175,977)	—	—	(175,977)
Capital contributions by parent- Share-based compensation	—	—	19,838	—	—	—	19,838
Net income	—	—	—	580,923	33,793	—	614,716
Noncontrolling interest contributions	—	—	—	—	40,000	—	40,000
Other comprehensive loss, net	—	—	—	—	—	(41,128)	(41,128)

Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$765,124	$(115,449)	$8,531,082

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 – Organization and Significant Accounting Policies

Organization and Business

Noble Corporation, a Swiss corporation (“Noble-Swiss”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. Our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles, including 11 units under construction as follows:

•	five dynamically positioned, ultra-deepwater, harsh environment drillships and

•	six high-specification, heavy-duty, harsh environment jackups.

As of February 7, 2013, approximately 85 percent of our fleet was located outside the United States in the following areas: Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

Principles of Consolidation

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. Our consolidated financial statements include the accounts of two joint ventures, in each of which we own a 50 percent interest. Our ownership interest meets the definition of variable interest under Financial Accounting Standards Board (“FASB”) codification and we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

Although we are a Swiss corporation, we define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income statement items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits. Cash and cash equivalents are primarily held by major banks or investment firms. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.

Cash flows from our labor contract drilling services in Canada are calculated based on the Canadian Dollar. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material for all periods presented.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Property and Equipment

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2012 and 2011, there was $2.7 billion and $4.4 billion of construction-in-progress, respectively. Such amounts are included in “Drilling equipment and facilities” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years. Included in accounts payable was $141 million and $256 million of capital accruals as of December 31, 2012 and 2011, respectively.

Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2012, 2011 and 2010 was $136 million, $122 million and $83 million, respectively.

Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $303 million and $233 million at December 31, 2012 and 2011, respectively. Depreciation expense related to overhauls and asset replacement totaled $113 million, $103 million and $102 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis, we complete an impairment analysis on all of our assets. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet or exceed our estimated assumptions, for a given rig class, we may take an impairment loss in the future.

During the current year we determined that our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million for the year ended December 31, 2012. Also, during the current year, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on a signed letter of intent to sell the assets (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $7 million for the year ended December 31, 2012.

Deferred Costs

Deferred debt issuance costs are being amortized through interest expense over the life of the debt securities.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2012 and 2011, loss reserves for personal injury and protection claims totaled $20 million and $21 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

Revenue Recognition

Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed. Revenues from bonuses are recognized when earned.

We may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a drilling unit from one market to another are recognized over the term of the related drilling contract. Absent a contract, the initial mobilization costs of newbuild rigs from the shipyard are deferred and amortized over the life of the rig. Subsequent costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts, including equipment modifications, are deferred and amortized to income over the term of the drilling contract. Upon completion of our drilling contracts, any demobilization revenues received are recognized as income, as are any related expenses.

Deferred revenues under drilling contracts totaled $252 million at December 31, 2012 as compared to $139 million at December 31, 2011. Such amounts are included in either “Other Current Liabilities” or “Other Liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition.

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

We operate through various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Switzerland or jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service (“IRS”) or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

Net Income per Share

Our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.

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

Note 2 – Acquisition of FDR Holdings Limited

On July 28, 2010, Noble-Swiss and Noble AM Merger Co., a Cayman Islands company and indirect wholly-owned subsidiary of Noble-Swiss (“Merger Sub”), completed the acquisition of FDR Holdings Limited, a Cayman Islands company (“Frontier”). Under the terms of the Agreement and Plan of Merger with Frontier and certain of Frontier’s shareholders, Merger Sub merged with and into Frontier, with Frontier surviving as an indirect wholly-owned subsidiary of Noble-Swiss and a wholly-owned subsidiary of Noble-Cayman. The Frontier acquisition was for a purchase price of approximately $1.7 billion in cash plus liabilities assumed and strategically expanded and enhanced our global fleet. Frontier’s results of operations were included in our results beginning July 28, 2010. We funded the cash consideration paid at closing using proceeds from our July 2010 offering of senior notes and existing cash on hand.

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

2010
Total operating revenues	$2,985,439
Net income to Noble Corporation	716,875
Net income per share (Diluted)	$2.80

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

The combined carrying amount of the Bully-class drillships at both December 31, 2012 and 2011 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. During 2012, these rigs commenced the operating phases of their contracts. Current year revenues and net income related to these joint ventures totaled $237 million and $71 million, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3- Earnings per Share

The following table sets forth the computation of basic and diluted net income per share for Noble-Swiss:

	Year Ended December 31,
	2012	2011	2010
Allocation of income from continuing operations
Basic
Net income attributable to Noble Corporation	$522,344	$370,898	$773,429
Earnings allocated to unvested share-based payment awards	(5,309)	(3,727)	(7,497)

Net income to common shareholders—basic	$517,035	$367,171	$765,932

Diluted
Net income attributable to Noble Corporation	$522,344	$370,898	$773,429
Earnings allocated to unvested share-based payment awards	(5,302)	(3,719)	(7,481)

Net income to common shareholders—diluted	$517,042	$367,179	$765,948

Weighted average shares outstanding—basic	252,435	251,405	253,123
Incremental shares issuable from assumed exercise of stock options	356	584	813

Weighted average shares outstanding—diluted	252,791	251,989	253,936

Weighted average unvested share-based payment awards	2,592	2,552	2,438

Earnings per share
Basic	$2.05	$1.46	$3.03
Diluted	$2.05	$1.46	$3.02

Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the years ended December 31, 2012, 2011 and 2010, stock options totaling 1.2 million, 1.1 million and 0.8 million, respectively, were excluded from the diluted net income per share calculation as they were not dilutive.

Note 4- Marketable Securities

Marketable Equity Securities

We have investments that closely correlate to the investment elections made by participants in the Noble Drilling Corporation 401(k) Savings Restoration Plan (“Restoration Plan”) in order to mitigate the impact of the investment income and losses from the Restoration Plan on our consolidated financial statements. The value of these investments held for our benefit totaled $6 million and $5 million at December 31, 2012 and 2011, respectively. These assets were classified as trading securities and carried at fair value in “Other current assets” with the realized and unrealized gain or loss included in “Other income” in the accompanying Consolidated Statements of Income. We recognized a gain of $0.6 million during 2012, a loss of $0.4 million during 2011 and a gain of $0.7 million during 2010.

Note 5- Receivables from Customers

At December 31, 2012, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amount relates to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 6- Property and Equipment

Property and equipment, at cost, as of December 31, 2012 and 2011, consisted of the following:

	2012	2011
Drilling equipment and facilities	$14,099,628	$10,876,111
Construction in progress	2,677,385	4,367,750
Other	194,653	197,485

	$16,971,666	$15,441,346

Capital expenditures, including capitalized interest, totaled $1.7 billion and $2.6 billion for the years ended December 31, 2012 and 2011, respectively. Capital expenditures for 2012 consisted of the following:

•	$587 million for newbuild construction;

•	$693 million for major projects, including subsea-related expenditures;

•	$254 million for other capitalized expenditures, including upgrades and replacements to drilling equipment, that generally have a useful life ranging from 3 to 5 years; and

•	$136 million in capitalized interest.

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction.

Note 7- Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Wholly-owned debt instruments:
5.875% Senior Notes due 2013	$299,985	$299,949
7.375% Senior Notes due 2014	249,799	249,647
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,952	299,938
2.50% Senior Notes due 2017	299,852	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,900	498,783
4.625% Senior Notes due 2021	399,527	399,480
3.95% Senior Notes due 2022	399,095	—
6.20% Senior Notes due 2040	399,891	399,890
6.05% Senior Notes due 2041	397,613	397,582
5.25% Senior Notes due 2042	498,257	—
Credit facilities	—	975,000
Commercial paper program	339,809	—

Total long-term debt	$4,634,375	$4,071,964

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Credit Facilities and Commercial Paper Program

Noble currently has a maximum available capacity of $800 million on our credit facility maturing in 2015 and $1.5 billion on our credit facility maturing in 2017 (together referred to as the “Credit Facilities”). Our total debt related to the Credit Facilities and our commercial paper program was $340 million at December 31, 2012 as compared to $975 million at December 31, 2011. During 2012, we undertook a series of transactions that increased our liquidity. The following summarizes the recent activity regarding our Credit Facilities:

•	in June 2012, we replaced our $575 million credit facility scheduled to mature in 2013, with a new $1.2 billion credit facility, which matures in 2017;

•

in September 2012, we established a commercial paper program, which will allow us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused committed capacity under our Credit Facilities and, as such, are classified as long-term on our Consolidated Balance Sheet; and

•

in January 2013, we increased the maximum amount available under our Credit Facilities from $1.8 billion to $2.3 billion. The maximum amount available under our credit facility maturing in 2015 was increased from $600 million to $800 million and the maximum amount available under our credit facility maturing in 2017 was increased from $1.2 billion to $1.5 billion.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At December 31, 2012, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.3 billion at December 31, 2012 as compared to $3.1 billion at December 31, 2011. The increase in debt is a result of the issuance of $1.2 billion aggregate principal amount of senior notes in February 2012, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These senior notes were issued in three separate tranches, with $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

In February 2011, we issued, through NHIL, $1.1 billion aggregate principal amount of senior notes in three separate tranches, comprising $300 million of 3.05% Senior Notes due 2016, $400 million of 4.625% Senior Notes due 2021, and $400 million of 6.05% Senior Notes due 2041. The weighted average coupon of all three tranches is 4.71%. A portion of the net proceeds of approximately $1.09 billion, after expenses, was used to repay the then outstanding balance on our revolving credit facility and to repay our portion of outstanding debt under the joint venture credit facilities discussed below.

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we continue to report the balance as long-term at December 31, 2012.

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2012, our ratio of debt to total tangible capitalization was less than 0.36. We were in compliance with all covenants under the Credit Facilities as of December 31, 2012.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2012, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Joint Venture Debt

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

Other

At December 31, 2012, we had letters of credit of $48 million and performance and tax assessment bonds totaling $264 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

2013 (1) (2)	2014	2015	2016	2017	Thereafter	Total
$ 639,794	$249,799	$350,000	$299,952	$299,852	$2,794,978	$4,634,375

(1)	In May 2013, our 5.875% senior notes mature. We anticipate using availability on our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we have shown the entire balance as long-term on our December 31, 2012 Consolidated Balance Sheet.
(2)	Amounts outstanding under our commercial paper program mature during 2013. As amounts issued under the commercial paper program are supported by the unused committed capacity under our Credit Facilities, they are classified as long-term on our Consolidated Balance Sheet at December 31, 2012.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Fair Value of Financial Instruments

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The following table presents the estimated fair value of our long-term debt as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Wholly-owned debt instruments
5.875% Senior Notes due 2013	$299,985	$305,594	$299,949	$317,586
7.375% Senior Notes due 2014	249,799	269,008	249,647	278,966
3.45% Senior Notes due 2015	350,000	368,824	350,000	363,571
3.05% Senior Notes due 2016	299,952	316,268	299,938	306,057
2.50% Senior Notes due 2017	299,852	309,846	—	—
7.50% Senior Notes due 2019	201,695	249,358	201,695	248,623
4.90% Senior Notes due 2020	498,900	562,530	498,783	531,437
4.625% Senior Notes due 2021	399,527	442,776	399,480	416,847
3.95% Senior Notes due 2022	399,095	422,227	—	—
6.20% Senior Notes due 2040	399,891	477,327	399,890	450,017
6.05% Senior Notes due 2041	397,613	468,256	397,582	443,308
5.25% Senior Notes due 2042	498,257	533,422	—	—
Credit facilities	—	—	975,000	975,000
Commercial paper program	339,809	339,809	—	—

Total long-term debt	$4,634,375	$5,065,245	$4,071,964	$4,331,412

Note 8- Equity

Share Capital

The following table provides a detail of Noble-Swiss’ share capital as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Shares outstanding and trading	252,759	252,352
Treasury shares	589	287

Total shares outstanding	253,348	252,639
Treasury shares held for share-based compensation plans	12,802	13,511

Total shares authorized for issuance	266,150	266,150

Par value (in Swiss Francs)	3.15	3.41

Shares authorized for issuance by Noble-Swiss at December 31, 2012 totaled 266.2 million shares and include 0.6 million shares held in treasury by Noble-Swiss and 12.8 million treasury shares held by a wholly-owned subsidiary. Repurchased treasury shares are recorded at cost, and relate to shares surrendered by employees for taxes payable upon the vesting of restricted stock.

Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 133.1 million authorized shares without obtaining shareholder approval. The issuance of these authorized shares is subject to certain conditions regarding their use. The current authority to issue these shares will expire in April 2013. We will recommend at the 2013 annual general meeting of shareholders that shareholders extend this authority for two years until April 2015.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In April 2012, our shareholders approved the payment of a dividend aggregating $0.52 per share to be paid in four equal installments. As of December 31, 2012, we had $66 million of dividends payable outstanding on this obligation. Any additional issuances of shares would further increase our obligation.

Share Repurchases

Share repurchases made in the open market are made pursuant to the share repurchase program, which our Board of Directors authorized and adopted. At December 31, 2012, 6.8 million shares remained available under this authorization. Future repurchases will be subject to the requirements of Swiss law, including the requirement that we and our subsidiaries may only repurchase shares if and to the extent that sufficient freely distributable reserves are available. Also, the aggregate par value of all registered shares held by us and our subsidiaries, including treasury shares, may not exceed 10 percent of our registered share capital without shareholder approval. Our existing share repurchase program received the required shareholder approval prior to completion of our 2009 Swiss migration transaction. Share repurchases for each of the three years ended December 31, 2012 are as follows:

	Total Number			Average
Year Ended	of Shares			Price Paid
December 31,	Purchased (1)		Total Cost	per Share
2012	302,150		$10,516	$34.80
2011	261,721		10,233	39.10
2010	6,390,488	(2)	230,936	36.14

(1)	Includes shares surrendered by employees for taxes payable upon the vesting of restricted stock.
(2)	Share repurchases under the share repurchase program totaled 6.1 million for 2010.

Share-Based Compensation Plans

Stock Plans

The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. The 1991 Plan limits the total number of shares issuable under the plan to 50.1 million. As of December 31, 2012, we had 7.6 million shares remaining available for grants to employees under the 1991 Plan.

Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. We granted options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of 10 years from the grant date, unless terminated sooner as described in the 1992 Plan. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. The 1992 Plan limits the total number of shares issuable under the plan to 2.0 million. As of December 31, 2012, we had 0.6 million shares remaining available for award to non-employee directors under the 1992 Plan.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Stock Options

A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2012, 2011 and 2010 and the changes during the year ended on those dates is presented below:

	2012		2011		2010
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,498,662	$29.22	2,767,486	$26.22	3,121,317	$24.39
Granted	358,772	36.04	322,567	37.71	212,730	39.46
Exercised (1)	(645,731)	20.97	(506,149)	17.89	(549,405)	21.12
Forfeited	(184,614)	35.92	(85,242)	31.33	(17,156)	20.78

Outstanding at end of year (2)	2,027,089	32.44	2,498,662	29.22	2,767,486	26.22

Exercisable at end of year (2)	1,453,945	$30.70	2,004,370	$27.55	2,310,614	$24.79

(1)	The intrinsic value of options exercised during the year ended December 31, 2012 was $14 million.
(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 was $8 million.

The following table summarizes additional information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Underlying	Remaining	Exercise	Number	Exercise
	Options	Life (Years)	Price	Exercisable	Price
$16.06 to $26.46	736,408	3.26	$24.06	736,408	$24.06
$26.47 to $35.79	297,936	4.56	32.69	253,133	33.06
$35.80 to $43.01	992,745	7.23	38.59	464,404	39.95

Total	2,027,089	5.40	$32.44	1,453,945	$30.70

Fair value information and related valuation assumptions for stock options granted are as follows:

	2012	2011	2010
Weighted average fair value per option granted	$13.41	$13.20	$16.14
Valuation assumptions:
Expected option term (years)	6	6	6
Expected volatility	43.0%	38.6%	44.6%
Historical dividend yield	1.4%	1.5%	1.2%
Risk-free interest rate	1.1%	2.6%	2.6%

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A summary of the status of our non-vested stock options at December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-Vested Options at January 1, 2012	494,292	$13.24
Granted	358,772	13.13
Vested	(265,780)	12.54
Forfeited	(74,501)	14.76

Non-Vested Options at December 31, 2012	512,783	$13.25

At December 31, 2012, there was $4 million of total unrecognized compensation cost remaining for option grants awarded under the 1991 Plan. We attribute the service period to the vesting period and the unrecognized compensation is expected to be recognized over a weighted-average period of 1.7 years. Compensation cost recognized during the years ended December 31, 2012, 2011 and 2010 related to stock options totaled $4 million, $3 million and $3 million, respectively.

We issue new shares to meet the share requirements upon exercise of stock options. We have historically repurchased shares in the open market from time to time, which minimizes the dilutive effect of share-based compensation.

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

	2012	2011	2010
Valuation assumptions:
Expected volatility	41.4%	57.7%	57.2%
Expected dividend yield	0.6%	0.6%	0.5%
Risk-free interest rate	0.3%	1.3%	1.3%

Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A summary of the restricted share awards for each of the years in the period ended December 31 is as follows:

	2012	2011	2010
Time-vested restricted shares:
Shares awarded (maximum available)	932,274	660,124	537,269
Weighted-average share price at award date	$36.53	$37.68	$39.69
Weighted-average vesting period (years)	3.0	3.0	3.0

Performance-vested restricted shares:
Shares awarded (maximum available)	481,206	508,206	349,784
Weighted-average share price at award date	$36.90	$37.60	$39.73
Three-year performance period ended December 31	2014	2013	2012
Weighted-average award-date fair value	$20.05	$16.77	$17.76

We award unrestricted shares under the 1992 Plan. During the years ended December 31, 2012, 2011 and 2010, we awarded 65,329, 69,711 and 78,714 unrestricted shares to non-employee directors, resulting in related compensation cost of $2 million, $3 million and $3 million, respectively.

A summary of the status of non-vested restricted shares at December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Time-Vested	Weighted	Performance-Vested	Weighted
	Restricted	Average	Restricted	Average
	Shares	Award-Date	Shares	Award-Date
	Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested restricted shares at January 1, 2012	1,139,903	$36.16	1,242,205	$15.79
Awarded	932,274	36.53	481,206	20.05
Vested	(587,972)	34.25	(101,745)	13.56
Forfeited	(128,484)	37.44	(470,328)	14.42

Non-vested restricted shares at December 31, 2012	1,355,721	$37.13	1,151,338	$18.32

(1)	The number of performance-vested restricted shares shown equals the shares that would vest if the “maximum” level of performance is achieved. The minimum number of shares is zero and the “target” level of performance is 67 percent of the amounts shown.

At December 31, 2012 there was $30 million of total unrecognized compensation cost related to the time-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total award-date fair value of time-vested restricted shares vested during the year ended December 31, 2012 was $20 million.

At December 31, 2012, there was $8 million of total unrecognized compensation cost related to the performance-vested restricted shares which is expected to be recognized over a remaining weighted-average period of 1.5 years. The total potential compensation for performance-vested restricted stock is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2012, 374,864 performance-vested shares for the 2009-2011 performance period were forfeited. In February 2013, all performance-vested shares for the 2010-2012 performance period were forfeited.

Share-based amortization recognized during the years ended December 31, 2012, 2011 and 2010 related to all restricted stock totaled $36 million ($31 million net of income tax), $32 million ($28 million net of income tax) and $35 million ($30 million net of income tax), respectively. Capitalized share-based amortization totaled approximately $1 million for each year in 2012, 2011 and 2010, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 9- Accumulated Comprehensive Loss

The following table sets forth the components of “Accumulated other comprehensive loss” (“AOCL”), net of deferred taxes:

	December 31,
	2012	2011
Foreign currency translation adjustments	$(20,378)	$(12,302)
Loss on foreign currency forward contracts	—	(3,061)
Deferred pension amounts	(95,071)	(58,958)

Accumulated other comprehensive loss, net	(115,449)	(74,321)

Less: Noncontrolling interest portion of gain on interest rate swaps	—	183

Other comprehensive loss, net attributable to Noble Corporation	$(115,449)	$(74,138)

Note 10- Gain on Contract Settlements/Extinguishments, Net

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

Note 11- Loss on Impairment

During the second quarter of 2012, our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million in 2012.

Also, during the second quarter of 2012, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on recent transactions involving similar units in the market (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $7 million in 2012.

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

The components of the net deferred taxes are as follows:

	2012	2011
Deferred tax assets
United States
Deferred pension plan amounts	$14,382	$17,768
Accrued expenses not currently deductible	20,431	33,145
Other	259	343
Non-U.S.
Net operating loss carry forwards	43,314	62,351
Deferred pension plan amounts	3,832	4,104
Other	3,631	139

Deferred tax assets	85,849	117,850

Net deferred tax assets	$85,849	$117,850

Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$(254,724)	$(290,074)
Other	(2,102)	(5,499)
Non-U.S.
Excess of net book basis over remaining tax basis	(38,726)	(52,117)

Deferred tax liabilities	$(295,552)	$(347,690)

Net deferred tax liabilities	$(209,703)	$(229,840)

Income before income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
United States	$209,662	$142,922	$132,326
Non-U.S.	493,563	293,328	784,183

Total	$703,225	$436,250	$916,509

The income tax provision consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current- United States	$88,183	$68,254	$80,895
Current- Non-U.S.	79,024	86,696	101,192
Deferred- United States	(21,228)	(39,167)	(36,403)
Deferred- Non-U.S.	1,109	(43,158)	(2,607)

Total	$147,088	$72,625	$143,077

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties:

	2012	2011	2010
Gross balance at January 1,	$108,036	$128,581	$87,668
Additions based on tax positions related to current year	3,704	5,130	6,942
Additions for tax positions of prior years	16,432	5,718	40,264
Reductions for tax positions of prior years	(7,917)	(2,354)	—
Expiration of statutes (1)	(1,903)	(28,846)	(6,293)
Tax settlements	(3,343)	(193)	—

Gross balance at December 31,	115,009	108,036	128,581
Related tax benefits	(9,981)	(8,127)	(7,693)

Net reserve at December 31,	$105,028	$99,909	$120,888

(1)	$(15.7) million and $(4.9) million relate to transactions recorded directly to equity for the years ended December 31, 2011 and December 31, 2010, respectively. There were no transactions recorded directly to equity for the year ended December 31, 2012.

The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2012	2011
Reserve for uncertain tax positions, excluding interest and penalties	$105,028	$99,909
Interest and penalties included in “Other liabilities”	19,944	18,202

Reserve for uncertain tax positions, including interest and penalties	$124,972	$118,111

If these reserves of $125 million are not realized, the provision for income taxes will be reduced by $125 million.

We include, as a component of our “Income tax provision”, potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $5 million in 2012, an income tax benefit of $5 million in 2011 and an income tax expense of $6 million in 2010.

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Brazil, India, Mexico, Nigeria, Norway, Qatar, Saudi Arabia, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2008 and non-U.S. income tax examinations for years before 2002.

Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. Earnings are taxable in Switzerland at the Swiss statutory rate of 8.5 percent. This statutory rate is not material due to our participation exemption, and the Cayman Islands does not impose a corporate income tax. A reconciliation of tax rates outside of Switzerland and the Cayman Islands to our Noble-Swiss effective rate is shown below:

	Year Ended December 31,
	2012	2011	2010
Effect of:
Tax rates which are different than the Swiss and Cayman Island rates	20.7%	18.9%	14.6%
Reserve for (resolution of) tax authority audits	0.2%	-2.2%	1.0%

Total	20.9%	16.7%	15.6%

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In 2012, we generated and fully utilized $22 million of U.S. foreign tax credits. In 2011, we generated and fully utilized $21 million of U.S. foreign tax credits. In 2010, we fully utilized our foreign tax credits of $17 million.

Deferred income taxes and the related dividend withholding taxes have not been provided on approximately $2.1 billion of undistributed earnings of our subsidiaries. We consider such earnings to be permanently reinvested. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. If such earnings were to be distributed, we would be subject to tax, which would have a material impact on our results of operations.

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

Each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble-Swiss, maintains a pension plan which covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation near retirement, as defined by the plans.

A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at beginning of year	$111,164	$192,042	$101,133	$157,903
Service cost	4,461	9,612	4,545	8,608
Interest cost	5,372	8,719	5,586	8,570
Actuarial loss	28,442	19,115	3,202	20,643
Benefits paid	(2,442)	(3,603)	(2,810)	(3,682)
Plan participants’ contributions	747	—	781	—
Foreign exchange rate changes	4,037	—	(1,273)	—

Benefit obligation at end of year	$151,781	$225,885	$111,164	$192,042

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$143,110	$140,828	$128,695	$144,542
Actual return on plan assets	935	19,251	13,228	(5,063)
Employer contributions	5,647	10,694	5,543	5,031
Benefits and expenses paid	(2,442)	(3,603)	(2,810)	(3,682)
Plan participants’ contributions	747	—	781	—
Foreign exchange rate changes	3,822	—	(2,327)	—

Fair value of plan assets at end of year	$151,819	$167,170	$143,110	$140,828

The funded status of the plans is as follows:

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$38	$(58,715)	$31,946	$(51,214)

Amounts recognized in the Consolidated Balance Sheets consist of:

	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$3,486	$—	$31,946	$596
Other liabilities (current)	—	(1,988)	—	(1,630)
Other liabilities (noncurrent)	(3,448)	(56,727)	—	(50,180)

Net amount recognized	$38	$(58,715)	$31,946	$(51,214)

Amounts recognized in the “Accumulated other comprehensive loss” consist of:

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$40,288	$89,046	$6,691	$85,366
Prior service cost	—	1,131	—	1,359
Transition obligation	—	—	—	—
Deferred income tax asset	(3,832)	(31,562)	(4,104)	(30,354)

Accumulated other comprehensive loss	$36,456	$58,615	$2,587	$56,371

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Pension cost includes the following components:

	Year Ended December 31,
	2012		2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service Cost	$4,461	$9,612	$4,545	$8,608	$4,260	$7,648
Interest Cost	5,372	8,719	5,586	8,570	4,926	7,829
Return on plan assets	(5,344)	(11,171)	(5,647)	(11,072)	(5,321)	(9,568)
Pension obligation settlement	—	—	—	—	718	227
Amortization of prior service cost	—	227	483	227	70	—
Amortization of transition obligation	—	—	74	—	—	—
Recognized net actuarial loss	803	7,356	—	3,374	—	2,821

Net pension expense	$5,292	$14,743	$5,041	$9,707	$4,653	$8,957

The estimated prior service cost, transition obligation and net actuarial loss that will be amortized from “Accumulated other comprehensive loss” into net periodic pension cost in 2013 are $0 million, $0 million and $1.7 million, respectively, for non-U.S. plans and $0.2 million, $0 million and $7.6 million, respectively, for U.S. plans.

Defined Benefit Plans—Disaggregated Plan Information

Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$151,781	$225,885	$111,164	$192,042
Accumulated benefit obligation	146,612	185,961	107,832	155,484
Fair value of plan assets	151,819	167,170	143,110	140,828

The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2012 and 2011. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$87,455	$225,885	$—	$169,733
Fair value of plan assets	84,007	167,170	—	117,924

The PBO for the unfunded excess benefit plan was $14 million at December 31, 2012 as compared to $13 million in 2011, and is included under “U.S.” in the above tables.

The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2012 and 2011. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$6,481	$185,961	$—	$133,175
Fair value of plan assets	5,074	167,170	—	117,924

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The ABO for the unfunded excess benefit plan was $13 million at December 31, 2012 as compared to $10 million in 2011, and is included under “U.S.” in the above tables.

Defined Benefit Plans—Key Assumptions

The key assumptions for the plans are summarized below:

	Year Ended December 31,
	2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	3.6%-4.5%	3.1%-4.2%	4.7%-5.0%	4.3%-4.7%
Rate of compensation increase	3.6%-4.1%	5.0%	3.9%-4.0%	5.0%

	Year Ended December 31,
	2012		2011		2010
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	4.7%-5.0%	4.3%-4.7%	5.3%-5.4%	5.0%-5.8%	5.3%-5.4%	5.8%-6.0%
Expected long-term return on assets	3.9%-5.4%	7.8%	2.2%-6.3%	7.8%	3.0%-6.5%	7.8%
Rate of compensation increase	2.3%-4.4%	5.0%	3.9%-4.6%	5.0%	3.9%-4.0%	5.0%

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

Defined Benefit Plans—Plan Assets

Non-U.S. Plans

Both the Noble Enterprises Limited and Noble Drilling (Nederland) B.V. pension plans have a targeted asset allocation of 100 percent debt securities. The investment objective for the Noble Enterprises Limited U.S. Dollar plan assets is to earn a favorable return against the Citigroup World Governmental Bond Index for all maturities greater than one year. The investment objective for both the Noble Enterprises Limited (“NEL”) and the Noble Drilling (Nederland) B.V. (“NDNBV”) Euro plan assets is to earn a favorable return against the Barclays Capital Euro Aggregate Unhedged index and the Customized Benchmark for Long Duration Fund for all maturities greater than one year. We evaluate the performance of these plans on an annual basis.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The Noble Drilling (Land Support) Limited pension plan has a target asset allocation of 70 percent equity securities and 30 percent debt securities. The investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against a benchmark of blended United Kingdom market indices. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day-to-day management of the plan’s assets. The plan’s assets are invested with two investment managers. The performance objective communicated to one of these investment managers is to exceed a blend of FTSE A Over 15 Year Gilts index and iBoxx Sterling Non Gilts index by 1.25 percent per annum. The performance objective communicated to the other investment manager is to exceed a blend of FTSE’s All Share index, North America index, Europe index and Pacific Basin index by 1.00 to 2.00 percent per annum. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet with the investment managers periodically to review and discuss their investment performance.

The actual fair values of Non-U.S. pension plans as of December 31, 2012 and 2011 are as follows:

		December 31, 2012
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$7,158	$7,158	$—	$—

Equity securities:
International companies	$45,560	$45,560	$—	$—

Fixed income securities:
Corporate bonds	$22,189	$—	$22,189	$—
Other	76,912	—	—	76,912

Total	$151,819	$52,718	$22,189	$76,912

		December 31, 2011
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$50	$50	$—	$—

Equity securities:
International companies	$38,842	$38,842	$—	$—

Fixed income securities:
Corporate bonds	$20,196	$—	$20,196	$—
Other	84,022	—	84,022	—

Total	$143,110	$38,892	$104,218	$—

For the year ended December 31, 2011, we presented the $20 million in fixed income securities in the December 31, 2011 table above as a Level 1 measurement. While the underlying investments are traded in active markets, which is a Level 1 measurement, the funds we own the investments through are not themselves actively traded, and therefore are being presented as a Level 2 measurement at both December 31, 2012 and 2011. The change in presentation for December 31, 2011 does not affect the fair value of the investment, nor does it have a material impact on our funding status as of December 31, 2011.

At December 31, 2012, assets of both NEL and NDNBV are invested in instruments that are similar in form to a guaranteed insurance contract. There are no observable market values for these assets (Level 3); however, the amounts listed as plan assets were materially similar to the anticipated benefit obligations that were anticipated under the plan. Amounts were therefore calculated using actuarial assumptions completed by third-party consultants employed by Noble. The following table details the activity related to these investments during the year.

Market
Value
Balance as of December 31, 2011	$—
Assets purchased	77,891
Assets sold/benefits paid	(591)
Gain on exchange rate	1,274
Loss on investment	(1,662)

Balance as of December 31, 2012	$76,912

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

Equity securities include our shares in the amounts of $4 million (2.3 percent of total U.S. plan assets) and $3 million (2.4 percent of total U.S. plan assets) at December 31, 2012 and 2011, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The actual fair values of U.S. pension plan assets as of December 31, 2012 and 2011 are as follows:

		December 31, 2012
		Estimated Fair Value
	.	Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$1,609	$1,609	$—	$—

Equity securities:
U.S. Companies	$113,730	$94,578	$19,152	$—

Fixed income securities:
Corporate bonds	$51,831	$51,831	$—	$—

Total	$167,170	$148,018	$19,152	$—

		December 31, 2011
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$1,345	$1,345	$—	$—

Equity securities:
U.S. Companies	$95,931	$78,822	$17,109	$—

Fixed income securities:
Corporate bonds	$43,552	$43,552	$—	$—

Total	$140,828	$123,719	$17,109	$—

For the year ended December 31, 2011, we presented the $17 million in equity securities in the December 31, 2011 table above as a Level 1 measurement. While the underlying investments are traded in active markets, which is a Level 1 measurement, the funds we own the investments through are not themselves actively traded, and therefore are being presented as a Level 2 measurement at both December 31, 2012 and 2011. The change in presentation for December 31, 2011 does not affect the fair value of the investment, nor does it have a material impact on our funding status as of December 31, 2011.

As of December 31, 2012, no single security made up more than 10 percent of total assets of either the U.S. or the Non-U.S. plans.

Defined Benefit Plans—Cash Flows

In 2012, we made total contributions of $6 million and $11 million to our non-U.S. and U.S. pension plans, respectively. In 2011, we made total contributions of $6 million and $5 million to our non-U.S. and U.S. pension plans, respectively. In 2010, we made total contributions of $6 million and $10 million to our non-U.S. and U.S. pension plans, respectively. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2013, subject to applicable law, to be $8 million and $10 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

The following table summarizes our estimated benefit payments at December 31, 2012:

		Payments by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Estimated benefit payments
Non U.S. plan	$43,901	$2,138	$2,249	$2,403	$2,547	$2,779	$31,785
U.S. plan	92,319	6,028	5,139	5,720	7,653	7,453	60,326

Total estimated benefit payments	$136,220	$8,166	$7,388	$8,123	$10,200	$10,232	$92,111

Other Benefit Plans

We sponsor the Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2012 and 2011, our liability for the Restoration Plan was $7 million and $6 million, respectively, and is included in “Accrued payroll and related costs.”

In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, or three years beginning in 2007. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $4 million, $2 million and $2 million in 2012, 2011 and 2010, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We sponsor a 401(k) savings plan and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $84 million, $61 million and $45 million in 2012, 2011 and 2010, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

Note 14- Derivative Instruments and Hedging Activities

We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor were we a party to leveraged derivatives. During the period, we maintained certain foreign currency forward contracts that did not qualify under the FASB standards for hedge accounting treatment and therefore, changes in fair values were recognized as either income or loss in our consolidated income statement.

For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation, known in FASB standards as the “long-haul method”. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. No income or loss was recognized during 2012 due to hedge ineffectiveness. During 2011 and 2010, we recognized a loss of $1.2 million and $0.3 million, respectively, in other income due to interest rate swap hedge ineffectiveness.

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we have historically maintained short-term forward contracts settling monthly in their respective local currencies. At December 31, 2012, we had no outstanding derivative contracts. At December 31, 2011 total unrealized loss related to forward contracts was $3 million, which was recorded as part of AOCL in our Consolidated Balance Sheet.

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

The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL in the Consolidated Balance Sheets and related activity is as follows:

	2012	2011	2010
Net unrealized gain (loss) at beginning of period	$(3,061)	$1,970	$417
Activity during period:
Settlement of foreign currency forward contracts during the period	3,061	(1,604)	(417)
Settlement of interest rate swaps during the period	—	(366)	—
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	—	(3,061)	1,604
Net unrealized gain on outstanding interest rate swaps	—	—	366

Net unrealized gain/(loss) at end of period	$—	$(3,061)	$1,970

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

Financial Statement Presentation

The following tables, together with Note 15, summarize the financial statement presentation and fair value of our derivative positions as of December 31:

	Balance sheet	Estimated fair value
	classification	2012	2011
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$—	$3,061

To supplement the fair value disclosures in Note 15, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the years ended December 31, 2012 and 2011:

	Gain/(loss) recognized through AOCL		Gain reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2012	2011	2012	2011	2012	2011
Cash flow hedges
Foreign currency forward contracts	$—	$(3,061)	$3,061	$(1,604)	$—	$—
Interest rate swaps	—	—	—	(366)	—	—

Non-designated derivatives
Foreign currency forward contracts	$—	$—	$—	$—	$—	$(546)

During the year ended December 31, 2011, in connection with the settlement of our interest rate swaps, $1 million was reclassified from AOCL to “gain on contract extinguishments, net”.

For cash flow presentation purposes, cash outflows of $29 million were recognized in the financing activities section related to the settlement of interest rate swaps in 2011. All other amounts are recognized through changes in operating activities and are recognized through changes in other assets and liabilities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15- Financial Instruments and Credit Risk

The following table presents the carrying amount and estimated fair value as of December 31, 2012 and 2011 of our financial instruments recognized at fair value on a recurring basis:

		December 31, 2012
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$5,816	$5,816	$—	$—

		December 31, 2011
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$4,701	$4,701	$—	$—

Liabilities -
Foreign currency forward contracts	$3,061	$—	$3,061	$—

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

In 2012, two customers combined for approximately 46 percent of our consolidated operating revenues. In 2011, three customers combined for approximately 57 percent of our consolidated operating revenues. In 2010, three customers accounted for approximately 50 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2012, 2011 and 2010.

Note 16- Commitments and Contingencies

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years. No revenue has been recognized under this contract. We have contracted the rig for much of the original term with other customers. In March 2011, we filed suit in Texas State District Court against Marathon seeking damages for its actions. The suit is proceeding and we expect the trial to occur in the third quarter of 2013. We cannot provide assurance as to the outcome of this lawsuit.

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies that needed to be remediated, including issues relating to the main propulsion and safety management system. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and commenced an ongoing dialogue with the agency to keep it apprised of our progress. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard then began their own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, as well as potential record-keeping issues with the oil record books for the Noble Discoverer and other rigs. The Coast Guard has referred the Noble Discoverer matter to the U.S. Department of Justice (“DOJ”) for further investigation. We are cooperating with the DOJ and Coast Guard in connection with their investigation. We cannot predict when the DOJ and Coast Guard will conclude the investigation and cannot provide any assurances with respect to the outcome. If the DOJ or Coast Guard determines that violations of applicable law have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as oversight of our operational compliance programs. Based on information obtained to date, we believe it is probable that we will have to pay an amount to resolve this matter. However, we are not in a position to estimate the potential liability that may result and have not made any accrual in our consolidated financial statements at December 31, 2012.

In January 2012, we were assessed a fine by the Brazilian government in the amount of R$1.8 million (approximately $878,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in September 2011. We have accepted and paid the assessment.

In October 2011, we were assessed a fine by the Brazilian government in the amount of R$238,000 (approximately $116,000) in connection with the inadvertent discharge of approximately 200 barrels of drilling fluid from one of our vessels offshore Brazil in November 2010. We plan on appealing this judgment to the full extent permissible by law.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At December 31, 2012, there were approximately 29 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to defend vigorously against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The IRS has completed its examination of our tax reporting for the taxable year ended December 31, 2008. The examination team has proposed adjustments with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts included in our 2008 tax returns, and have filed protests with the IRS Appeals Office contesting the examination team’s proposed adjustments, and we are still waiting on a final resolution of these issues. We intend to vigorously defend our reported positions. The IRS has begun its examination of our tax reporting for the taxable year ended December 31, 2009. We believe that we have accurately reported all amounts in our 2009 tax returns. During the third quarter of 2012, a U.S. subsidiary of Frontier concluded its audit with the IRS for its 2007 and 2008 tax returns, resulting in no change to income tax expense. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we disagree with those assessments based on the technical merits of the positions established at the time of the filing of the tax return. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.

Our Mexican income tax returns have been examined for the 2002 through 2007 periods and audit claims have been assessed for approximately $321 million (including interest and penalties). During 2011, we received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $6 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. Tax authorities in Mexico and other jurisdictions may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Additional audit claims of approximately $123 million attributable to income, customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. Our customer assumes the risk of loss on the Noble Bully I due to a named windstorm event up to $450 million per occurrence pursuant to the terms of the drilling contract relating to such vessel, provided that we are responsible for the first $25 million per occurrence for such named windstorm events. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our rigs located in the Mexico portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles on our rigs ranging from $15 million to $25 million per occurrence, depending on location. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $2.8 billion at December 31, 2012.

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

In 2007, we began, and voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) and the DOJ to advise them of an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. Pursuant to these settlements, we agreed to pay fines and penalties to the DOJ and the SEC and to certain undertakings, including refraining from violating the FCPA and other anti-corruption laws, self-reporting any violations of the FCPA or such laws to the DOJ and reporting to the DOJ on an annual basis our progress on anti-corruption compliance matters. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and supervise, train and retain competent employees, and the efforts of our employees to comply with applicable law and our code of business conduct and ethics.

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

Under the Nigerian Industrial Training Fund Act of 2004, as amended, (the “Act”), Nigerian companies with five or more employees must contribute annually 1 percent of their payroll to the Industrial Training Fund (“ITF”) established under the Act to be used for the training of Nigerian nationals with a view towards generating a pool of indigenously trained manpower. We have not paid this amount on our expatriate workers employed by our non-Nigerian employment entity in the past as we did not believe the contribution obligation was applicable to them. In October 2012, we received a demand from the ITF for payments going back to 2004 and associated penalties in respect of these expatriate employees. We do not believe that we owe the amount claimed and that, in the event we were to have any liability, it would not have a material adverse effect on our financial position or cash flows. We continue to investigate the matter and have also had discussions with the ITF to resolve the issue.

Note 17- Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in U.S. Gulf of Mexico and Alaska, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Australia and the Asian Pacific.

The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the years ended December 31, 2012, 2011 and 2010 is shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-Swiss.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Contract Drilling Services	Other	Total
2012
Revenues from external customers	$3,462,583	$84,429	$3,547,012
Depreciation and amortization	745,027	13,594	758,621
Segment operating income	772,007	11,793	783,800
Interest expense, net of amount capitalized	(394)	(85,369)	(85,763)
Income tax (provision)/ benefit	(163,346)	16,258	(147,088)
Segment profit/ (loss)	580,468	(58,124)	522,344
Total assets (at end of period)	13,971,189	636,585	14,607,774

2011
Revenues from external customers	$2,634,911	$60,921	$2,695,832
Depreciation and amortization	647,142	11,498	658,640
Segment operating income	477,920	12,573	490,493
Interest expense, net of amount capitalized	(1,959)	(53,768)	(55,727)
Income tax (provision)/ benefit	(80,317)	7,692	(72,625)
Segment profit/ (loss)	406,112	(35,214)	370,898
Total assets (at end of period)	13,028,751	466,408	13,495,159

2010
Revenues from external customers	$2,771,784	$35,392	$2,807,176
Depreciation and amortization	528,011	11,818	539,829
Segment operating income/ (loss)	918,205	(2,125)	916,080
Interest expense, net of amount capitalized	(1,123)	(8,334)	(9,457)
Income tax (provision)/ benefit	(144,220)	1,143	(143,077)
Segment profit/ (loss)	779,609	(6,180)	773,429

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2012	2011	2010	2012	2011
United States	$1,061,255	$524,750	$550,683	$5,259,294	$5,205,343
Australia	42,353	—	—	635,171	—
Bahrain	15,726	4,252	—	17,254	20,282
Brunei	—	35,574	49,487	—	—
Brazil	714,798	572,015	527,678	3,851,387	3,785,412
Cameroon	—	17,029	21,991	9,220	62,465
Canada	38,709	39,186	35,292	13,952	12,398
China (1)	—	—	—	552,721	321,352
Congo	3,376	—	—	53,793	—
Cyprus	4,962	32,713	—	—	—
Denmark	14,119	—	—	21,999	—
Egypt	103,380	11,261	—	—	180,570
Gabon	3,035	—	—	63,859	—
India	58,355	102,432	108,190	216,686	111,103
Israel	118,485	25,566	—	203,442	229,725
Libya	—	4,378	75,390	—	—
Malta	35,776	44,713	—	165,297	—
Mexico	329,896	402,129	553,209	537,931	746,592
Morocco	—	43,228	—	—	—
New Zealand	9,563	68,153	—	—	—
Nigeria	149,082	58,501	135,096	65,340	77,442
Oman	35,400	4,607	—	72,637	84,726
Philippines	4,460	6,472	—	—	—
Qatar	78,047	132,917	158,107	94,151	136,136
Saudi Arabia	220,657	96,655	—	654,551	659,634
Singapore (1)	—	—	32,212	586,510	494,578
South Korea (1)	—	—	—	858,909	651,266
Switzerland (2)	—	—	—	37,432	35,839
The Netherlands	210,598	220,489	317,530	95,465	159,053
Togo	7,359	—	—	—	—
United Arab Emirates	79,945	84,253	56,388	190,440	156,953
United Kingdom	207,667	164,559	185,821	350,333	364,290
Other	9	—	102	—	—

Total	$3,547,012	$2,695,832	$2,807,176	$14,607,774	$13,495,159

_______________

(1)	China, Singapore and South Korea consist primarily of asset values for newbuild rigs under construction in shipyards.
(2)	Switzerland assets consist of general corporate assets, which generate no external revenue for the Company.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 18 — Supplemental Cash Flow Information (Noble-Swiss)

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2012	2011	2010
Accounts receivable	$(143,010)	$(283,268)	$343,844
Other current assets	(43,246)	(51,409)	(77,090)
Other assets	(385)	(23,821)	(18,054)
Accounts payable	28,565	(12,502)	(43,938)
Other current liabilities	108,385	72,861	97,041
Other liabilities	80,431	87,737	28,317

	$30,740	$(210,402)	$330,120

Additional cash flow information is as follows:

	Year Ended December 31,
	2012	2011	2010
Cash paid during the period for:
Interest, net of amounts capitalized	$56,144	$46,180	$4,044
Income taxes (net of refunds)	$148,612	$128,162	$194,423

Note 19 — Supplemental Cash Flow Information (Noble-Cayman)

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2012	2011	2010
Accounts receivable	$(143,010)	$(283,268)	$343,844
Other current assets	(44,632)	(49,044)	(75,737)
Other assets	(385)	(26,800)	(17,967)
Accounts payable	28,289	(12,524)	(44,105)
Other current liabilities	108,425	67,238	90,864
Other liabilities	80,432	87,711	28,258

	$29,119	$(216,687)	$325,157

Additional cash flow information is as follows:

	Year Ended December 31,
	2012	2011	2010
Cash paid during the period for:
Interest, net of amounts capitalized	$56,144	$46,180	$4,044
Income taxes (net of refunds)	$148,612	$128,162	$194,423

Note 20- Other Financial Information

The following are Swiss statutory disclosure requirements:

(i) Expenses

Total personnel expenses amounted to $699 million, $746 million and $649 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

(ii) Fire Insurance

Total fire insurance values of property and equipment amounted to $13.1 billion and $12.2 billion at December 31, 2012 and 2011, respectively.

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

Note 21- Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of December 31, 2012 as follows:

Notes	Issuer (Co-Issuer(s))	Guarantor(s)
$300 million 5.875% Senior Notes due 2013	Noble-Cayman	NDC
NHIL
$250 million 7.375% Senior Notes due 2014	NHIL	Noble-Cayman
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NDC;	Noble-Cayman;
	Noble Drilling Services 6 LLC (“NDS6”)	Noble Holding (U.S.) Corporation (“NHC”);
Noble Drilling Holding LLC (“NDH”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,003	$904	$—	$2	$—	$275,466	$—	$277,375
Accounts receivable	—	14,885	3,335	—	—	725,453	—	743,673
Taxes receivable	—	8,341	—	—	—	103,969	—	112,310
Prepaid expenses	—	396	9	—	—	40,827	—	41,232
Short-term notes receivable from affiliates	—	119,476	—	—	586,769	252,138	(958,383)	—
Accounts receivable from affiliates	664,375	140,014	1,015,204	526,483	38,895	5,855,066	(8,240,037)	—
Other current assets	235	639	196	—	—	121,579	—	122,649

Total current assets	665,613	284,655	1,018,744	526,485	625,664	7,374,498	(9,198,420)	1,297,239

Property and equipment, at cost	—	2,735,223	76,428	—	—	14,123,496	—	16,935,147
Accumulated depreciation	—	(283,028)	(58,411)	—	—	(3,597,079)	—	(3,938,518)

Property and equipment, net	—	2,452,195	18,017	—	—	10,526,417	—	12,996,629

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,171,875	(11,198,259)	—
Investments in affiliates	7,770,066	9,170,923	3,386,879	7,413,361	1,977,906	—	(29,719,135)	—
Other assets	5,798	320	543	25,895	759	243,243	—	276,558

Total assets	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$51,054	$110,770	$—	$—	$706,245	$(958,383)	$—
Accounts payable	—	6,522	1,183	—	—	341,889	—	349,594
Accrued payroll and related costs	—	6,176	7,611	—	—	110,149	—	123,936
Accounts payable to affiliates	900,063	4,806,235	5,444	165,065	77,075	2,286,155	(8,240,037)	—
Taxes payable	—	9,152	—	—	—	121,692	—	130,844
Interest payable	1,594	—	—	62,430	4,412	—	—	68,436
Other current liabilities	—	—	240	—	—	158,259	—	158,499

Total current liabilities	991,971	4,879,139	125,248	227,495	81,487	3,724,389	(9,198,420)	831,309

Long-term debt	639,794	—	—	3,792,886	201,695	—	—	4,634,375
Notes payable to affiliates	2,840,287	648,475	—	975,000	1,342,000	5,392,497	(11,198,259)	—
Deferred income taxes	—	—	15,731	—	—	210,314	—	226,045
Other liabilities	19,930	17,815	—	—	—	309,870	—	347,615

Total liabilities	4,491,982	5,545,429	140,979	4,995,381	1,625,182	9,637,070	(20,396,679)	6,039,344

Commitments and contingencies

Total shareholder equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	9,913,839	(29,719,135)	7,765,958
Noncontrolling interest	—	—	—	—	—	765,124	—	765,124

Total equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	10,678,963	(29,719,135)	8,531,082

Total liabilities and equity	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$146	$385	$—	$—	$—	$234,525	$—	$235,056
Accounts receivable	—	10,810	3,371	—	—	572,982	—	587,163
Taxes receivable	—	4,566	—	—	—	70,718	—	75,284
Prepaid expenses	—	453	19	—	—	32,633	—	33,105
Short-term notes receivable from affiliates	—	119,476	—	—	—	122,298	(241,774)	—
Accounts receivable from affiliates	1,683,740	99,202	879,581	159,132	33,905	6,372,657	(9,228,217)	—
Other current assets	—	643	196	93	—	119,177	—	120,109

Total current assets	1,683,886	235,535	883,167	159,225	33,905	7,524,990	(9,469,991)	1,050,717

Property and equipment, at cost	—	2,734,437	74,752	—	—	12,597,973	—	15,407,162
Accumulated depreciation	—	(229,294)	(54,350)	—	—	(3,022,113)	—	(3,305,757)

Property and equipment, net	—	2,505,143	20,402	—	—	9,575,860	—	12,101,405

Notes receivable from affiliates	3,842,062	675,000	—	2,336,527	572,107	2,678,192	(10,103,888)	—
Investments in affiliates	6,969,201	9,101,938	3,450,212	6,605,771	2,141,450	—	(28,268,572)	—
Other assets	3,230	473	483	18,548	880	281,669	—	305,283

Total assets	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$72,298	$50,000	$—	$—	$—	$119,476	$(241,774)	$—
Accounts payable	—	5,577	985	—	—	429,167	—	435,729
Accrued payroll and related costs	—	2,897	6,518	—	—	99,493	—	108,908
Accounts payable to affiliates	2,079,719	4,166,021	27,341	112,953	34,107	2,808,076	(9,228,217)	—
Taxes payable	—	10,032	—	—	—	81,158	—	91,190
Interest payable	1,891	—	—	48,116	4,412	—	—	54,419
Other current liabilities	—	—	240	—	—	123,159	—	123,399

Total current liabilities	2,153,908	4,234,527	35,084	161,069	38,519	3,660,529	(9,469,991)	813,645

Long-term debt	1,274,949	—	—	2,595,320	201,695	—	—	4,071,964
Notes payable to affiliates	1,667,291	1,147,500	85,000	975,000	811,000	5,418,097	(10,103,888)	—
Deferred income taxes	—	—	15,731	—	—	227,060	—	242,791
Other liabilities	19,929	24,878	—	—	—	210,565	—	255,372

Total liabilities	5,116,077	5,406,905	135,815	3,731,389	1,051,214	9,516,251	(19,573,879)	5,383,772

Commitments and contingencies

Total shareholder equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	9,853,129	(28,268,572)	7,382,302
Noncontrolling interest	—	—	—	—	—	691,331	—	691,331

Total equity	7,382,302	7,111,184	4,218,449	5,388,682	1,697,128	10,544,460	(28,268,572)	8,073,633

Total liabilities and equity	$12,498,379	$12,518,089	$4,354,264	$9,120,071	$2,748,342	$20,060,711	$(47,842,451)	$13,457,405

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$161,577	$20,033	$—	$—	$3,246,332	$(78,580)	$3,349,362
Reimbursables	—	6,637	—	—	—	108,858	—	115,495
Labor contract drilling services	—	—	—	—	—	81,890	—	81,890
Other	—	—	—	—	—	1,196	(931)	265

Total operating revenues	—	168,214	20,033	—	—	3,438,276	(79,511)	3,547,012

Operating costs and expenses
Contract drilling services	2,646	63,025	7,476	82,736	—	1,684,593	(79,511)	1,760,965
Reimbursables	—	5,886	—	—	—	88,210	—	94,096
Labor contract drilling services	—	—	—	—	—	46,895	—	46,895
Depreciation and amortization	—	60,738	4,526	—	—	691,425	—	756,689
Selling, general and administrative	3,036	7,786	—	35,606	1	12,937	—	59,366
Loss on impairment	—	—	—	—	—	20,384	—	20,384
Gain on contract settlements/extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	5,682	132,566	12,002	118,342	1	2,516,058	(79,511)	2,705,140

Operating income (loss)	(5,682)	35,648	8,031	(118,342)	(1)	922,218	—	841,872

Other income (expense)
Equity earnings in affiliates, net of tax	684,446	472,509	110,820	807,590	(184,163)	—	(1,891,202)	—
Interest expense, net of amounts capitalized	(105,147)	(44,055)	(3,892)	(120,361)	(43,090)	(663,076)	893,858	(85,763)
Interest income and other, net	7,306	40,845	8	135,001	594,328	121,065	(893,858)	4,695

Income before income taxes	580,923	504,947	114,967	703,888	367,074	380,207	(1,891,202)	760,804
Income tax provision	—	(46,644)	—	—	—	(99,444)	—	(146,088)

Net Income	580,923	458,303	114,967	703,888	367,074	280,763	(1,891,202)	614,716
Net income attributable to noncontrolling interests	—	—	—	—	—	(33,793)	—	(33,793)

Net income attributable to Noble Corporation	580,923	458,303	114,967	703,888	367,074	246,970	(1,891,202)	580,923

Other comprehensive loss, net	(41,128)	—	—	—	—	(41,128)	41,128	(41,128)

Comprehensive income attributable to Noble Corporation	$539,795	$458,303	$114,967	$703,888	$367,074	$205,842	$(1,850,074)	$539,795

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$134,602	$19,913	$—	$—	$2,466,701	$(64,458)	$2,556,758
Reimbursables	—	4,351	12	—	—	74,832	—	79,195
Labor contract drilling services	—	4	—	—	—	59,000	—	59,004
Other	—	—	—	—	—	875	—	875

Total operating revenues	—	138,957	19,925	—	—	2,601,408	(64,458)	2,695,832

Operating costs and expenses
Contract drilling services	3,038	46,305	7,478	59,865	—	1,319,187	(64,458)	1,371,415
Reimbursables	—	4,125	—	—	—	54,314	—	58,439
Labor contract drilling services	—	—	—	—	—	33,885	—	33,885
Depreciation and amortization	—	50,462	3,767	—	—	602,976	—	657,205
Selling, general and administrative	1,242	5,025	1	33,355	1	17,163	—	56,787
Gain on contract settlements/extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	4,280	105,917	11,246	93,220	1	2,006,323	(64,458)	2,156,529

Operating income (loss)	(4,280)	33,040	8,679	(93,220)	(1)	595,085	—	539,303

Other income (expense)
Equity earnings in affiliates, net of tax	488,735	296,751	64,626	579,730	328,443	—	(1,758,285)	—
Interest expense, net of amounts capitalized	(69,180)	(61,271)	(6,110)	(88,396)	(29,050)	(38,778)	237,058	(55,727)
Interest income and other, net	6,768	26,291	(11)	63,607	8,709	134,174	(237,058)	2,480

Income before income taxes	422,043	294,811	67,184	461,721	308,101	690,481	(1,758,285)	486,056
Income tax provision	—	(14,933)	—	—	—	(56,353)	—	(71,286)

Net Income	422,043	279,878	67,184	461,721	308,101	634,128	(1,758,285)	414,770
Net loss attributable to noncontrolling interests	—	—	—	—	—	7,273	—	7,273

Net income attributable to Noble Corporation	422,043	279,878	67,184	461,721	308,101	641,401	(1,758,285)	422,043

Other comprehensive loss, net	(24,101)	—	—	—	—	(24,101)	24,101	(24,101)
Noncontrolling portion of gain on interest rate swaps	183	—	—	—	—	183	(183)	183

Comprehensive income attributable to Noble Corporation	$398,125	$279,878	$67,184	$461,721	$308,101	$617,483	$(1,734,367)	$398,125

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2010

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$94,027	$17,942	$—	$—	$2,621,424	$(37,900)	$2,695,493
Reimbursables	—	1,483	71	—	—	75,277	—	76,831
Labor contract drilling services	—	—	—	—	—	32,520	—	32,520
Other	—	78	—	—	—	2,254	—	2,332

Total operating revenues	—	95,588	18,013	—	—	2,731,475	(37,900)	2,807,176

Operating costs and expenses
Contract drilling services	24,103	40,994	6,363	42,932	—	1,096,309	(37,900)	1,172,801
Reimbursables	—	1,641	66	—	—	57,707	—	59,414
Labor contract drilling services	—	—	—	—	—	22,056	—	22,056
Depreciation and amortization	—	37,324	3,449	—	—	498,231	—	539,004
Selling, general and administrative	7,979	4,674	2	30,210	1	12,702	—	55,568

Total operating costs and expenses	32,082	84,633	9,880	73,142	1	1,687,005	(37,900)	1,848,843

Operating income (loss)	(32,082)	10,955	8,133	(73,142)	(1)	1,044,470	—	958,333

Other income (expense)
Equity earnings in affiliates, net of tax	870,322	620,747	24,898	1,040,110	407,435	—	(2,963,512)	—
Interest expense, net of amounts capitalized	(29,459)	(65,056)	(7,375)	(43,988)	(7,956)	(1,888)	146,265	(9,457)
Interest income and other, net	6,753	28,452	3	19,980	9,416	90,188	(146,265)	8,527

Income before income taxes	815,534	595,098	25,659	942,960	408,894	1,132,770	(2,963,512)	957,403
Income tax provision	—	(32,878)	—	—	—	(108,988)	—	(141,866)

Net Income	815,534	562,220	25,659	942,960	408,894	1,023,782	(2,963,512)	815,537
Net income attributable to noncontrolling interests	—	—	—	—	—	(3)	—	(3)

Net income attributable to Noble Corporation	815,534	562,220	25,659	942,960	408,894	1,023,779	(2,963,512)	815,534

Other comprehensive income, net	4,661	—	—	—	—	4,661	(4,661)	4,661
Noncontrolling portion of loss on interest rate swaps	(183)	—	—	—	—	(183)	183	(183)

Comprehensive income attributable to Noble Corporation	$820,012	$562,220	$25,659	$942,960	$408,894	$1,028,257	$(2,967,990)	$820,012

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(86,784)	$35,177	$9,950	$(96,642)	$551,358	$1,007,568	$—	$1,420,627

Cash flows from investing activities
New construction and capital expenditures	—	(682,477)	(2,106)	—	—	(1,103,971)	—	(1,788,554)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(682,477)	(2,106)	(1,188,287)	—	(1,103,971)	1,188,287	(1,788,554)

Cash flows from financing activities
Net change in borrowings on bank credit facilities	(635,192)	—	—	—	—	—	—	(635,192)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from joint venture partners	—	—	—	—	—	40,000	—	40,000
Financing cost on credit facilities	(5,221)	—	—	—	—	—	—	(5,221)
Distributions to parent company, net	(175,977)	—	—	—	—	—	—	(175,977)
Advances (to) from affiliates	(284,256)	647,819	(7,844)	98,295	(551,358)	97,344	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	87,641	647,819	(7,844)	1,284,931	(551,358)	137,344	(1,188,287)	410,246

Net change in cash and cash equivalents	857	519	—	2	—	40,941	—	42,319
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$1,003	$904	$—	$2	$—	$275,466	$—	$277,375

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(48,906)	$17,107	$(5,616)	$(109,171)	$(20,222)	$937,295	$—	$770,487

Cash flows from investing activities
New construction and capital expenditures	—	(1,495,056)	(1,380)	—	—	(1,038,460)	—	(2,534,896)
Notes receivable from affiliates	20,000	—	—	(1,096,927)	—	172,302	904,625	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	20,000	(1,495,056)	(1,380)	(1,096,927)	—	(847,516)	904,625	(2,516,254)

Cash flows from financing activities
Net change in borrowings on bank credit facilities	935,000	—	—	—	—	—	—	935,000
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from joint venture partners	—	—	—	—	—	536,000	—	536,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing cost on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent company, net	(186,048)	—	—	—	—	—	—	(186,048)
Advances (to) from affiliates	(597,305)	1,495,688	41,996	118,265	20,222	(1,078,866)	—	—
Notes payable to affiliates	(119,802)	(17,500)	(35,000)	—	—	1,076,927	(904,625)	—

Net cash from financing activities	29,010	1,478,188	6,996	1,206,098	20,222	(188,465)	(904,625)	1,647,424

Net change in cash and cash equivalents	104	239	—	—	—	(98,686)	—	(98,343)
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$146	$385	$—	$—	$—	$234,525	$—	$235,056

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(33,316)	$(9,331)	$2,701	$(80,151)	$1,581	$1,777,409	$—	$1,658,893

Cash flows from investing activities
New construction and capital expenditures	—	(566,503)	(1,575)	—	—	(697,918)	—	(1,265,996)
Notes receivable from affiliates	—	—	—	(1,239,600)	—	(490,000)	1,729,600	—
Acquisition of FDR Holdings, Ltd., net of cash acquired	(1,629,644)	—	—	—	—	—	—	(1,629,644)

Net cash from investing activities	(1,629,644)	(566,503)	(1,575)	(1,239,600)	—	(1,187,918)	1,729,600	(2,895,640)

Cash flows from financing activities
Net change in borrowings on bank credit facilities	40,000	—	—	—	—	—	—	40,000
Proceeds from issuance of senior notes, net	—	—	—	1,238,074	—	—	—	1,238,074
Contributions from joint venture partners	—	—	—	—	—	35,000	—	35,000
Settlement of interest rate swaps	—	—	—	—	—	(6,186)	—	(6,186)
Distributions to parent company, net	(462,967)	—	—	—	—	—	—	(462,967)
Advances (to) from affiliates	356,366	575,712	(1,126)	81,677	(1,581)	(1,011,048)	—	—
Notes payable to affiliates	1,729,600	—	—	—	—	—	(1,729,600)	—

Net cash from financing activities	1,662,999	575,712	(1,126)	1,319,751	(1,581)	(982,234)	(1,729,600)	843,921

Net change in cash and cash equivalents	39	(122)	—	—	—	(392,743)	—	(392,826)
Cash and cash equivalents, beginning of period	3	268	—	—	—	725,954		726,225

Cash and cash equivalents, end of period	$42	$146	$—	$—	$—	$333,211	$—	$333,399

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 22 - Unaudited Interim Financial Data

Unaudited interim consolidated financial information for the years ended December 31, 2012 and 2011 is as follows:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2012
Operating revenues	$797,690	$898,923	$884,032	$966,367
Operating income	143,643	244,495	178,924	216,738
Net Income attributable to Noble Corporation	120,175	159,818	114,774	127,577

Net income per share attributable to Noble Corporation (1)
Basic	0.47	0.63	0.45	0.50
Diluted	0.47	0.63	0.45	0.50

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2011
Operating revenues	$578,888	$627,997	$737,902	$751,045
Operating income	86,264	79,045	163,582	161,602
Net Income attributable to Noble Corporation	54,495	54,083	135,317	127,003

Net income per share attributable to Noble Corporation (1)
Basic	0.22	0.21	0.53	0.50
Diluted	0.21	0.21	0.53	0.50

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble Corporation, a Swiss corporation (“Noble-Swiss”), and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of December 31, 2012. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2012. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the management of Noble-Swiss and Noble-Cayman assessment, both Noble-Swiss and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2012 as stated in their report, which is provided in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in the proxy statement for the 2013 annual general meeting of shareholders (the “2013 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.

Executive Officers of the Registrant

The following table sets forth certain information as of February 25, 2013 with respect to our executive officers:

Name	Age	Position
David W. Williams	55	Chairman, President and Chief Executive Officer

Julie J. Robertson	57	Executive Vice President and Corporate Secretary

James A. MacLennan	53	Senior Vice President and Chief Financial Officer

William E. Turcotte	49	Senior Vice President and General Counsel

Roger B. Hunt	63	Senior Vice President – Marketing and Contracts

Lee M. Ahlstrom	45	Senior Vice President – Strategic Development

Scott W. Marks	53	Senior Vice President – Engineering

Bernie G. Wolford	53	Senior Vice President – Operations

Dennis J. Lubojacky	60	Vice President and Controller

David W. Williams was named Chairman, President and Chief Executive Officer effective January 2, 2008. Mr. Williams served as Senior Vice President—Business Development of Noble Drilling Services Inc. from September 2006 to January 2007, as Senior Vice President—Operations of Noble Drilling Services Inc. from January to April 2007, and as Senior Vice President and Chief Operating Officer of Noble from April 2007 to January 2, 2008. Prior to September 2006, Mr. Williams served for more than five years as Executive Vice President of Diamond Offshore Drilling, Inc., an offshore oil and gas drilling contractor.

Julie J. Robertson was named Executive Vice President effective February 10, 2006. In this role, Ms. Robertson is responsible for overseeing human resources, procurement and supply chain, learning and development, health, safety and environmental functions, and information technology. Ms. Robertson served as Senior Vice President—Administration from July 2001 to February 10, 2006. Ms. Robertson has served continuously as Corporate Secretary since December 1993. Ms. Robertson served as Vice President—Administration of Noble Drilling from 1996 to July 2001. In 1994, Ms. Robertson became Vice President—Administration of Noble Drilling Services Inc. From 1989 to 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.

James A. MacLennan was named Senior Vice President and Chief Financial Officer effective January 9, 2012. Prior to joining Noble, Mr. MacLennan served as Chief Financial Officer and Corporate Secretary of Ennis Traffic Safety Solutions, a leading producer of pavement marking materials, from January 2011 to December 2011. From June 2010 to January 2011, Mr. MacLennan did not hold a principal employment. Mr. MacLennan served as Executive Vice President and Chief Financial Officer of Lodgian, Inc., a publicly-traded independent owner and operator of hotels in the United States from March 2006 until Lodgian was acquired by and merged into Lone Star Funds in May 2010. Prior to joining Lodgian, Mr. MacLennan was Chief Financial Officer and Treasurer of Theragenics Corporation, a New York Stock Exchange-listed company that manufactures medical devices. Previously, Mr. MacLennan was Executive Vice President and Chief Financial Officer of Lanier Worldwide, Inc., a publicly-traded technical products company. Mr. MacLennan spent much of his early career in financial positions of increasing responsibility in the oil and gas industry, most notably with Exxon Corporation and later with Noble Corporation. Mr. MacLennan is a Chartered Accountant.

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

Roger B. Hunt was named Senior Vice President – Marketing and Contracts effective July 20, 2009. Prior to joining Noble, Mr. Hunt served as Senior Vice President—Marketing at GlobalSantaFe Corporation, an offshore oil and gas drilling contractor, from 1997 to 2007. In that capacity, Mr. Hunt was responsible for marketing and pricing strategy, sales and contract activities for the company’s fleet of 57 offshore drilling units. Mr. Hunt did not hold a principal employment from December 2007 to July 2009.

Lee M. Ahlstrom was named Senior Vice President – Strategic Development effective May 5, 2011. Mr. Ahlstrom served as Vice President of Investor Relations and Planning from May 2006 to May 2011. Prior to joining Noble, Mr. Ahlstrom served as Director of Investor Relations at Burlington Resources, held various management positions at UNOCAL Corporation and served as an Engagement Manager with McKinsey & Company.

Scott W. Marks was named Senior Vice President – Engineering effective January 2007. Mr. Marks served as Vice President – Project Management and Construction from August 2006 to January 2007, as Vice President – Support Engineering from September 2005 to August 2006 and as Director of Engineering from January 2003 to September 2005. Mr. Marks has been with Noble since 1991, serving as a Project Manager and as a Drilling Superintendent prior to 2003.

Bernie G. Wolford was named Senior Vice President – Operations effective February 6, 2012. Mr. Wolford served as Vice President—Operational Excellence from March 2010 to February 2012. From January 2003 until March 2010, Mr. Wolford was self-employed. During that time, he provided consulting services to Noble as a contractor on the construction of the Noble Dave Beard from March 2009 to December 2009. He also supported the operations of Mass Technology Corp., an independent downstream refining and storage company, as a significant shareholder of that company, from February 2007 to February 2009. Mr. Wolford began his career in the offshore drilling industry with Transworld Drilling in 1981, which was acquired by Noble in 1991. From 1981 through December 2002, he served in various roles in engineering, project management and operations with Transworld and Noble.

Dennis J. Lubojacky was named Vice President and Controller effective April 27, 2012. In this position, Mr. Lubojacky also serves as principal accounting officer of Noble-Swiss. Since February 2010, Mr. Lubojacky has also served as Vice President and Chief Financial Officer of Noble-Cayman. Mr. Lubojacky has also served as Vice President and Controller of a subsidiary of Noble-Swiss from July 2007 through October 2011 and from January 2012 until his new appointment. Mr. Lubojacky served as principal financial officer and principal accounting officer of Noble Corporation from October 2011 through January 2012. From April 2006 to June 2007, he served as Controller and Chief Accounting Officer of TODCO, a public oil and gas contract drilling company. Mr. Lubojacky is a Certified Public Accountant.

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

The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2013 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sections entitled “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” appearing in the 2013 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The sections entitled “Additional Information Regarding the Board of Directors—Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2013 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.

The section entitled “Auditors” appearing in the 2013 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.

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

NOBLE CORPORATION, a Swiss Corporation

Date: February 25, 2013	By:	/s/ DAVID W. WILLIAMS

David W. Williams
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date
/s/ DAVID W. WILLIAMS	Chairman, President and	February 25, 2013
David W. Williams	Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES A. MACLENNAN	Senior Vice President and	February 25, 2013
James A. MacLennan	Chief Financial Officer
(Principal Financial Officer)

/s/ MICHAEL A. CAWLEY	Director	February 25, 2013
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN	Director	February 25, 2013
Lawrence J. Chazen

/s/ JULIE H. EDWARDS	Director	February 25, 2013
Julie H. Edwards

/s/ GORDON T. HALL	Director	February 25, 2013
Gordon T. Hall

/s/ JACK E. LITTLE	Director	February 25, 2013
Jack E. Little

/s/ JON A. MARSHALL	Director	February 25, 2013
Jon A. Marshall

/s/ MARY P. RICCIARDELLO	Director	February 25, 2013
Mary P. Ricciardello

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE CORPORATION, a Cayman Islands company

Date: February 25, 2013	By:	/s/ DAVID W. WILLIAMS
David W. Williams
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date
/s/ DAVID W. WILLIAMS	President, Chief Executive Officer and	February 25, 2013
David W. Williams	Director (Principal Executive Officer)

/s/ DENNIS J. LUBOJACKY	Vice President, Chief Financial	February 25, 2013
Dennis J. Lubojacky	Officer and Director
(Principal Financial Officer)

/s/ ALAN P. DUNCAN	Director	February 25, 2013
Alan P. Duncan

/s/ DAVID M.J. DUJACQUIER	Director	February 25, 2013
David M.J. Dujacquier

/s/ ALAN R. HAY	Director	February 25, 2013
Alan R. Hay

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to Noble-Swiss’ Quarterly Report on Form 10-Q filed on August 6, 2012 and incorporated herein by reference).

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to the Form 8-K of Noble Drilling Corporation filed on March 23, 1999 and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3	Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to the Noble-Cayman Quarterly Report on Form 10-Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

4.4	Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to Noble-Cayman’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.5	Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.1 to Noble-Swiss’ Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.6	Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.2 to Noble-Swiss’ Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.7	Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JP Morgan Chase Bank, National Association, as trustee, relating to 5.875% senior notes due 2013 of Noble Corporation (filed as Exhibit 4.2 to the Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.9	Second Supplemental Indenture, dated as of October 1, 2009, among Noble-Cayman, as Issuer, Noble Drilling Corporation, as Guarantor, Noble Holding International Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble-Cayman’s 5.875% Senior Notes due 2013) (filed as Exhibit 4.3 to Noble-Swiss’ Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.10	Revolving Credit Agreement dated as of February 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 17, 2011 and incorporated by reference herein).

4.11	First Amendment to Revolving Credit Agreement dated as of March 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.2 to Noble-Swiss’ Quarterly Report on Form 10-Q filed on May 6, 2011 and incorporated by reference herein).

4.12	Second Amendment to Revolving Credit Agreement dated as of January 11, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners.

4.13	Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.14	First Supplemental Indenture, dated as of November 21, 2008, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.375% senior notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.15	Second Supplemental Indenture, dated as of July 26, 2010, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.45% senior notes due 2015 of Noble Holding International Limited, 4.90% senior notes due 2020 of Noble Holding International Limited, and 6.20% senior notes due 2040 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.16	Third Supplemental Indenture, dated as of February 3, 2011, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.05% senior notes due 2016 of Noble Holding International Limited, 4.625% senior notes due 2021 of Noble Holding International Limited, and 6.05% senior notes due 2041 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 3, 2011 and incorporated herein by reference).

4.17	Fourth Supplemental Indenture, dated as of February 10, 2012, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 2.5% senior notes due 2017 of Noble Holding International Limited, 3.95% senior notes due 2022 of Noble Holding International Limited, and 5.25% senior notes due 2042 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 13, 2012 and incorporated herein by reference).

4.18	Revolving Credit Agreement dated as of June 8, 2012 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents; and Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated by reference herein).

4.19	Guaranty Agreement dated as of June 8, 2012, between Noble Drilling Corporation, a Delaware corporation, and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.20	Guaranty Agreement dated as of June 8, 2012, between Noble Holding International Limited, a Cayman Islands company, and Wells Fargo Bank, National Association (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

10.1*	Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference).

10.2*	Amendment, effective as of May 1, 2002, to the Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.3*	Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4*	Amendment to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.29 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.5*	Amended and Restated Noble Corporation Equity Compensation Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.5 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.6*	Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.7*	Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.8*	Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.9*	Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10*	Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.11*	Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.12*	Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.13*	Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.14*	Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.15*	Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.16*	Amendment No. 1 to Noble Drilling Corporation Retirement Restoration Plan dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.17*	Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18*	Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the three-month period ended September 25, 2007 and incorporated herein by reference).

10.19*	Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20*	Third Amendment to Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.21*	Fourth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective February 1, 2013 (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on February 5, 2013 and incorporated herein by reference).

10.22*	Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010 (filed as Exhibit 10.18 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.23*	Third Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of February 3, 2012 (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.24*	Amended and Restated 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on April 30, 2012 and incorporated herein by reference).

10.25*	Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26*	Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.23 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.27*	Noble Corporation Summary of Directors’ Compensation.

10.28*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.34 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.29*	Form of Noble Corporation Time-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.35 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.30*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.36 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.31*	Form of Noble Corporation Restricted Stock Agreement under the Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.37 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.32*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.33*	Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.34*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.35*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.36*	Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.37*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.38*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.7 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.39*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.40*	Noble Corporation 2012 Short Term Incentive Plan (filed as Exhibit 10.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.41*	Noble Corporation 2013 Short Term Incentive Plan.

10.42*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on December 4, 2009 and incorporated herein by reference).

10.43*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.44*	Form of Employment Agreement and Guaranty Agreement (filed as Exhibit 10.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.45*	Form of Commercial Paper Dealer Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, Noble Holding International Limited, a Cayman Islands company, Noble Drilling Corporation, a Delaware corporation, and certain investment banks (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.46*	Form of Issuing and Paying Agent Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, and the Issuing and Paying Agent (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

21.1	Subsidiaries of Noble-Swiss and Noble-Cayman.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James A. MacLennan pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive data files

*	Management contract or compensatory plan or arrangement.
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.