Form 10-Q
period 2013-03-31
NOBLE CORP; Noble Corp / Switzerland
filed 2013-05-02
CIK 1169055, 1458891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at April 26, 2013: Noble Corporation (Switzerland) — 253,273,925

Number of shares outstanding at April 26, 2013: Noble Corporation (Cayman Islands) — 261,245,693

Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (a), (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Since Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies as stated in General Instructions H(2). Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following items of Part II of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$214,528	$282,092
Accounts receivable	887,759	743,673
Taxes receivable	115,720	112,423
Prepaid expenses	97,961	43,962
Other current assets	112,597	123,175

Total current assets	1,428,565	1,305,325

Property and equipment, at cost	17,329,558	16,971,666
Accumulated depreciation	(4,144,693)	(3,945,694)

Property and equipment, net	13,184,865	13,025,972

Other assets	276,528	276,477

Total assets	$14,889,958	$14,607,774

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$319,674	$350,147
Accrued payroll and related costs	118,706	132,728
Interest payable	23,701	68,436
Taxes payable	147,557	135,257
Dividends payable	33,340	66,369
Other current liabilities	169,207	158,512

Total current liabilities	812,185	911,449

Long-term debt	4,844,193	4,634,375
Deferred income taxes	223,500	226,045
Other liabilities	347,395	347,615

Total liabilities	6,227,273	6,119,484

Commitments and contingencies
Shareholders’ equity
Shares; 254,014 and 253,348 shares outstanding	712,000	710,130
Treasury shares, at cost; 755 and 589 shares	(27,806)	(21,069)
Additional paid-in capital	92,289	83,531
Retained earnings	7,215,777	7,066,023
Accumulated other comprehensive loss	(112,352)	(115,449)

Total shareholders’ equity	7,879,908	7,723,166
Noncontrolling interests	782,777	765,124

Total equity	8,662,685	8,488,290

Total liabilities and equity	$14,889,958	$14,607,774

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating revenues
Contract drilling services	$928,737	$746,310
Reimbursables	21,174	35,141
Labor contract drilling services	21,054	16,008
Other	10	231

	970,975	797,690

Operating costs and expenses
Contract drilling services	484,087	420,011
Reimbursables	14,922	30,601
Labor contract drilling services	12,249	9,232
Depreciation and amortization	206,156	171,077
General and administrative	25,570	23,126
Gain on contract extinguishment	(1,800)	—

	741,184	654,047

Operating income	229,791	143,643
Other income (expense)
Interest expense, net of amount capitalized	(27,301)	(10,496)
Interest income and other, net	(425)	1,785

Income before income taxes	202,065	134,932
Income tax provision	(34,352)	(21,589)

Net income	167,713	113,343
Net (income) loss attributable to noncontrolling interests	(17,653)	6,832

Net income attributable to Noble Corporation	$150,060	$120,175

Net income per share
Basic	$0.59	$0.47
Diluted	$0.59	$0.47

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$167,713	$113,343
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,657	(41)
Foreign currency forward contracts	(1,202)	2,417
Amortization of deferred pension plan amounts (net of tax provision of $730 in 2013 and $720 in 2012)	1,642	1,385

Other comprehensive income, net	3,097	3,761
Net comprehensive (income) loss attributable to noncontrolling interests	(17,653)	6,832

Comprehensive income attributable to Noble Corporation	$153,157	$123,936

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$167,713	$113,343
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	206,156	171,077
Deferred income taxes	(2,735)	(4,075)
Amortization of share-based compensation	10,155	8,753
Net change in other assets and liabilities	(178,737)	(188,472)

Net cash from operating activities	202,552	100,626

Cash flows from investing activities
Capital expenditures	(371,990)	(364,883)
Change in accrued capital expenditures	(66,312)	(127,393)

Net cash from investing activities	(438,302)	(492,276)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	209,680	(825,000)
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636
Contributions from joint venture partners	—	40,000
Financing costs on credit facilities	(1,895)	—
Par value reduction/dividend payments	(33,335)	(36,370)
Proceeds from employee stock transactions	473	2,479
Repurchases of employee shares surrendered for taxes	(6,737)	(6,451)

Net cash from financing activities	168,186	361,294

Net change in cash and cash equivalents	(67,564)	(30,356)
Cash and cash equivalents, beginning of period	282,092	239,196

Cash and cash equivalents, end of period	$214,528	$208,840

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$(74,321)	$691,331	$8,097,852
Employee related equity activity
Amortization of share-based compensation	—	—	8,753	—	—	—	—	8,753
Issuance of share-based compensation shares	352	1,067	(1,067)	—	—	—	—	—
Exercise of stock options	113	329	2,292	—	—	—	—	2,621
Tax benefit of stock options exercised	—	—	(142)	—	—	—	—	(142)
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(6,451)	—	—	(6,451)
Net income	—	—	—	120,175	—	—	(6,832)	113,343
Par value reduction payments	—	(29,220)	(7,150)	—	—	—	—	(36,370)
Equity contribution by joint venture partner	—	—	—	—	—	—	40,000	40,000
Other comprehensive income, net	—	—	—	—	—	3,761	—	3,761

Balance at March 31, 2012	252,730	$737,633	$52,180	$6,796,619	$(17,004)	$(70,560)	$724,499	$8,223,367

Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$(115,449)	$765,124	$8,488,290
Employee related equity activity
Amortization of share-based compensation	—	—	10,155	—	—	—	—	10,155
Issuance of share-based compensation shares	592	1,663	(1,649)	—	—	—	—	14
Exercise of stock options	74	207	1,702	—	—	—	—	1,909
Tax benefit of stock options exercised	—	—	(1,450)	—	—	—	—	(1,450)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(6,737)	—	—	(6,737)
Net income	—	—	—	150,060	—	—	17,653	167,713
Net change in dividends payable	—	—	—	(306)	—	—	—	(306)
Other comprehensive income, net	—	—	—	—	—	3,097	—	3,097

Balance at March 31, 2013	254,014	$712,000	$92,289	$7,215,777	$(27,806)	$(112,352)	$782,777	$8,662,685

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$208,043	$277,375
Accounts receivable	887,759	743,673
Taxes receivable	115,567	112,310
Prepaid expenses	95,891	41,232
Other current assets	112,548	122,649

Total current assets	1,419,808	1,297,239

Property and equipment, at cost	17,293,002	16,935,147
Accumulated depreciation	(4,137,112)	(3,938,518)

Property and equipment, net	13,155,890	12,996,629

Other assets	276,611	276,558

Total assets	$14,852,309	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$319,190	$349,594
Accrued payroll and related costs	107,838	123,936
Interest payable	23,701	68,436
Taxes payable	143,069	130,844
Other current liabilities	169,197	158,499

Total current liabilities	762,995	831,309

Long-term debt	4,844,193	4,634,375
Deferred income taxes	223,500	226,045
Other liabilities	347,395	347,615

Total liabilities	6,178,083	6,039,344

Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	476,414	470,454
Retained earnings	7,501,262	7,384,828
Accumulated other comprehensive loss	(112,352)	(115,449)

Total shareholder equity	7,891,449	7,765,958
Noncontrolling interests	782,777	765,124

Total equity	8,674,226	8,531,082

Total liabilities and equity	$14,852,309	$14,570,426

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating revenues
Contract drilling services	$928,737	$746,310
Reimbursables	21,174	35,141
Labor contract drilling services	21,054	16,008
Other	10	231

	970,975	797,690

Operating costs and expenses
Contract drilling services	476,561	415,146
Reimbursables	14,922	30,601
Labor contract drilling services	12,249	9,232
Depreciation and amortization	205,751	170,573
General and administrative	14,843	14,010
Gain on contract extinguishment	(1,800)	—

	722,526	639,562

Operating income	248,449	158,128
Other income (expense)
Interest expense, net of amount capitalized	(27,301)	(10,496)
Interest income and other, net	63	1,399

Income before income taxes	221,211	149,031
Income tax provision	(34,014)	(21,211)

Net income	187,197	127,820
Net (income) loss attributable to noncontrolling interests	(17,653)	6,832

Net income attributable to Noble Corporation	$169,544	$134,652

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$187,197	$127,820
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,657	(41)
Foreign currency forward contracts	(1,202)	2,417
Amortization of deferred pension plan amounts (net of tax provision of $730 in 2013 and $720 in 2012)	1,642	1,385

Other comprehensive income, net	3,097	3,761
Net comprehensive (income) loss attributable to noncontrolling interests	(17,653)	6,832

Comprehensive income attributable to Noble Corporation	$172,641	$138,413

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$187,197	$127,820
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	205,751	170,573
Deferred income taxes	(2,735)	(4,075)
Capital contribution by parent—share-based compensation	5,960	5,070
Net change in other assets and liabilities	(181,915)	(190,502)

Net cash from operating activities	214,258	108,886

Cash flows from investing activities
Capital expenditures	(371,953)	(364,243)
Change in accrued capital expenditures	(66,312)	(127,393)

Net cash from investing activities	(438,265)	(491,636)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	209,680	(825,000)
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636
Contributions from joint venture partners	—	40,000
Financing costs on credit facilities	(1,895)	—
Distributions to parent company, net	(53,110)	(52,727)

Net cash from financing activities	154,675	348,909

Net change in cash and cash equivalents	(69,332)	(33,841)
Cash and cash equivalents, beginning of period	277,375	235,056

Cash and cash equivalents, end of period	$208,043	$201,215

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$(74,321)	$691,331	$8,073,633
Net income	—	—	—	134,652	—	(6,832)	127,820
Capital contributions by parent— share-based compensation	—	—	5,070	—	—	—	5,070
Distributions to parent	—	—	—	(52,727)	—	—	(52,727)
Noncontrolling interest contributions	—	—	—	—	—	40,000	40,000
Other comprehensive income, net	—	—	—	—	3,761	—	3,761

Balance at March 31, 2012	261,246	$26,125	$455,686	$7,061,807	$(70,560)	$724,499	$8,197,557

Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$(115,449)	$765,124	$8,531,082
Net income	—	—	—	169,544	—	17,653	187,197
Capital contributions by parent— share-based compensation	—	—	5,960	—	—	—	5,960
Distributions to parent	—	—	—	(53,110)	—	—	(53,110)
Other comprehensive income, net	—	—	—	—	3,097	—	3,097

Balance at March 31, 2013	261,246	$26,125	$476,414	$7,501,262	$(112,352)	$782,777	$8,674,226

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation, a Swiss corporation (“Noble-Swiss”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. At March 31, 2013, our fleet consisted of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles, including 11 units under construction as follows:

•	five dynamically positioned, ultra-deepwater, harsh environment drillships and

•	six high-specification heavy-duty, harsh environment jackups.

Our global fleet is currently located in the following areas: the United States, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2012 Consolidated Balance Sheets presented herein are derived from the December 31, 2012 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed by both Noble-Swiss and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Note 2 — Consolidated Joint Ventures

We maintain a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell, PLC (“Shell”), that own and operate the two Bully-class drillships. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.

In April 2011, the Bully joint venture partners entered into capital contribution agreements whereby capital calls up to a total of $360 million could be made for funds needed to complete the construction of the drillships. All contributions under these agreements have been made.

The combined carrying amount of the Bully-class drillships at both March 31, 2013 and December 31, 2012 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. During 2012, these rigs commenced operations. Revenues related to these joint ventures for the three months ended March 31, 2013 and 2012 were $90 million and $6 million, respectively. Net income totaled $37 million for the three months ended March 31, 2013 as compared to a net loss of $14 million for the three months ended March 31, 2012.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3 — Share Data

Share capital

The following is a detail of Noble-Swiss’ share capital as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Shares outstanding and trading	253,259	252,759
Treasury shares	755	589

Total shares outstanding	254,014	253,348
Treasury shares held for share-based compensation plans	12,136	12,802

Total shares authorized for issuance	266,150	266,150

Par value per share (in Swiss Francs)	3.15	3.15

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

In April 2012, our shareholders approved the payment of a dividend aggregating $0.52 per share to be paid in four equal installments. At March 31, 2013, we had $33 million of dividends payable outstanding on this obligation.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments currently scheduled for August 2013, November 2013, February 2014 and May 2014. Our Board of Directors has the authority to accelerate the payment of any installment, or portions thereof, at its sole discretion at any time prior to payment of the final installment.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended
	March 31,
	2013	2012
Allocation of net income
Basic
Net income attributable to Noble Corporation	$150,060	$120,175
Earnings allocated to unvested share-based payment awards	(1,667)	(1,126)

Net income to common shareholders—basic	$148,393	$119,049

Diluted
Net income attributable to Noble Corporation	$150,060	$120,175
Earnings allocated to unvested share-based payment awards	(1,664)	(1,125)

Net income to common shareholders—diluted	$148,396	$119,050

Weighted average shares outstanding—basic	253,073	251,971
Incremental shares issuable from assumed exercise of stock options	268	491

Weighted average shares outstanding—diluted	253,341	252,462

Weighted average unvested share-based payment awards	2,844	2,407

Earnings per share
Basic	$0.59	$0.47
Diluted	$0.59	$0.47

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2013 and 2012, stock options representing approximately 1.0 million and 1.2 million shares, respectively, were excluded from the diluted earnings per share as they were not dilutive.

Note 4 — Receivables from Customers

At March 31, 2013, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 5 — Property and Equipment

Property and equipment, at cost, as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
Drilling equipment and facilities	$14,324,919	$14,099,628
Construction in progress	2,817,564	2,677,385
Other	187,075	194,653

Property and equipment, at cost	$17,329,558	$16,971,666

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Capital expenditures, including capitalized interest, totaled $372 million and $365 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures for the first three months of 2013 consisted of the following:

•	$138 million for newbuild construction;

•	$153 million for major projects, including subsea related expenditures;

•	$51 million for other capitalized expenditures, including upgrades and replacements to drilling equipment that generally have a useful life ranging from 3 to 5 years; and

•	$30 million in capitalized interest.

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction.

Note 6 — Debt

Total debt consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Senior unsecured notes:
5.875% Senior Notes due 2013	$299,994	$299,985
7.375% Senior Notes due 2014	249,839	249,799
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,955	299,952
2.50% Senior Notes due 2017	299,861	299,852
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,929	498,900
4.625% Senior Notes due 2021	399,539	399,527
3.95% Senior Notes due 2022	399,115	399,095
6.20% Senior Notes due 2040	399,892	399,891
6.05% Senior Notes due 2041	397,622	397,613
5.25% Senior Notes due 2042	498,263	498,257

Total senior unsecured notes	4,294,704	4,294,566
Commercial paper program	549,489	339,809

Total long-term debt	$4,844,193	$4,634,375

Credit Facilities and Commercial Paper Program

We currently have two separate credit facilities with an aggregate maximum available capacity of $2.3 billion, one credit facility matures in 2015 and the other matures in 2017 (together referred to as the “Credit Facilities”). In January 2013, we increased the maximum amount available under our credit facility maturing in 2015 from $600 million to $800 million and the maximum amount available under our credit facility maturing in 2017 from $1.2 billion to $1.5 billion. We have established a commercial paper program, which allows us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, as such, are classified as long-term on our Consolidated Balance Sheet. At March 31, 2013, we had approximately $1.75 billion of capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At March 31, 2013, we had no letters of credit issued under the Credit Facilities.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Senior Unsecured Notes

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

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we continue to report the balance as long-term at March 31, 2013.

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2013, our ratio of debt to total tangible capitalization was approximately 0.36. We were in compliance with all covenants under the Credit Facilities as of March 31, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2013, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our long-term debt as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
5.875% Senior Notes due 2013	$299,994	$301,860	$299,985	$305,594
7.375% Senior Notes due 2014	249,839	265,191	249,799	269,008
3.45% Senior Notes due 2015	350,000	366,445	350,000	368,824
3.05% Senior Notes due 2016	299,955	312,637	299,952	316,268
2.50% Senior Notes due 2017	299,861	307,512	299,852	309,846
7.50% Senior Notes due 2019	201,695	251,615	201,695	249,358
4.90% Senior Notes due 2020	498,929	554,370	498,900	562,530
4.625% Senior Notes due 2021	399,539	435,232	399,527	442,776
3.95% Senior Notes due 2022	399,115	411,413	399,095	422,227
6.20% Senior Notes due 2040	399,892	448,844	399,891	477,327
6.05% Senior Notes due 2041	397,622	441,512	397,613	468,256
5.25% Senior Notes due 2042	498,263	503,988	498,257	533,422

Total senior unsecured notes	4,294,704	4,600,619	4,294,566	4,725,436
Commercial paper program	549,489	549,489	339,809	339,809

Total long-term debt	$4,844,193	$5,150,108	$4,634,375	$5,065,245

Note 7 — Income Taxes

At December 31, 2012, the reserves for uncertain tax positions totaled $125 million (net of related tax benefits of $10 million). At March 31, 2013, the reserves for uncertain tax positions totaled $125 million (net of related tax benefits of $11 million). If the March 31, 2013 reserves are not realized, the provision for income taxes would be reduced by $125 million.

It is possible that our existing liabilities related to our reserves for uncertain tax positions may increase or decrease in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

Note 8 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended March 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,379	$2,681	$1,123	$2,431
Interest cost	1,282	2,262	1,358	2,196
Return on plan assets	(1,471)	(3,276)	(1,346)	(2,793)
Amortization of prior service cost	—	57	—	57
Recognized net actuarial loss	405	1,910	200	1,885

Net pension expense	$1,595	$3,634	$1,335	$3,776

During the three months ended March 31, 2013 and 2012, we made contributions to our pension plans totaling $3 million and $4 million, respectively.

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

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts settling monthly in their respective local currencies, all of which have a maturity of less than 12 months. The forward contract settlements in the remainder of 2013 represent approximately 59 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $124 million at March 31, 2013. Total unrealized loss related to these forward contracts was approximately $1 million as of March 31, 2013 and was recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

The balance of the net unrealized loss related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended
	March 31,
	2013	2012
Net unrealized loss at beginning of period	$—	$(3,061)
Activity during period:
Settlement of foreign currency forward contracts during the period	—	2,118
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	(1,202)	299

Net unrealized loss at end of period	$(1,202)	$(644)

Financial Statement Presentation

The following tables, together with Note 10, summarize the financial statement presentation and fair value of our derivative positions as of March 31, 2013 and December 31, 2012:

		Estimated fair value
	Balance sheet classification	March 31, 2013	December 31, 2012
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$776	$—
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$1,978	$—

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 10, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended March 31, 2013 and 2012:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2013	2012	2013	2012	2013	2012
Cash flow hedges
Foreign currency forward contracts	$(1,202)	$299	$—	$2,118	$—	$—

Note 10 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2013
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets—
Marketable securities	$6,086	$6,086	$—	$—
Foreign currency forward contracts	776	—	776	—
Liabilities—
Foreign currency forward contracts	$1,978	$—	$1,978	$—

December 31, 2012
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets—
Marketable securities	$5,816	$5,816	$—	$—

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11 — Accumulated Other Comprehensive Loss

The following table sets forth the changes in AOCL by component for the period ended March 31, 2013. All amounts within the table are shown net of tax.

		Defined
	Losses on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at beginning of period	$—	$(95,071)	$(20,378)	$(115,449)

Activity during period:
Other comprehensive income (loss) before reclassifications	(1,202)	—	2,657	1,455
Amounts reclassified from AOCL	—	1,642	—	1,642

Net current period other comprehensive income (loss)	(1,202)	1,642	2,657	3,097

Balance at end of period	$(1,202)	$(93,429)	$(17,721)	$(112,352)

(1)	Losses on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “other income” on our Consolidated Statement of Income. See Note 9 for additional information.
(2)	Defined benefit pension items relate to actuarial losses and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statement of Income through either “contract drilling services” or “general and administrative”. See Note 8 for additional information.

Note 12 — Commitments and Contingencies

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

In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years. No revenue has been recognized under this contract. We have contracted the rig for much of the original term with other customers. In March 2011, we filed suit in Texas State District Court against Marathon seeking damages for its actions. The suit is proceeding and we expect the trial to occur in the third quarter of 2013. We cannot predict the outcome of this lawsuit.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies to be remediated, including issues relating to the main propulsion and safety management system. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and commenced an ongoing dialogue with the agency to keep it apprised of our progress. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard then began its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer, Kulluk and other rigs and with the garbage log for the Kulluk. The Coast Guard referred the Noble Discoverer matter to the U.S. Department of Justice (“DOJ”) for further investigation, and we have also been informed that the Coast Guard has referred the Kulluk matter to the DOJ. We are cooperating with the DOJ and Coast Guard in connection with their investigation. We cannot predict when the DOJ and Coast Guard will conclude the investigation and cannot provide any assurances with respect to the outcome. If the DOJ or Coast Guard determines that violations of applicable law have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as oversight of our operational compliance programs. Based on information obtained to date, we believe it is probable that we will have to pay an amount to resolve this matter. However, we are not in a position to estimate the potential liability that may result and have not made any accrual in our consolidated financial statements at March 31, 2013.

In January 2012, we were assessed a fine by the Brazilian government in the amount of R$1.8 million (approximately $889,000) in connection with the inadvertent discharge of drilling fluid from one of our rigs offshore Brazil in September 2011. We have accepted and paid the assessment.

In October 2011, we were assessed a fine by the Brazilian government in the amount of R$238,000 (approximately $118,000) in connection with the inadvertent discharge of approximately 200 barrels of drilling fluid from one of our vessels offshore Brazil in November 2010. We have accepted and paid the assessment.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2013, there were 30 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including certain disputes with customers over receivables discussed in Note 4, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of our tax reporting for the taxable year ended December 31, 2008. The examination team has proposed adjustments with respect to certain items that were reported by us for the 2008 tax year. We believe that we have accurately reported all amounts included in our 2008 tax returns, and have filed protests with the IRS Appeals Office contesting the examination team’s proposed adjustments, and we are still waiting on a final resolution of these issues. We intend to vigorously defend our reported positions. The IRS has begun its examination of our tax reporting for the taxable year ended December 31, 2009. We believe that we have accurately reported all amounts in our 2009 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments when we disagree with those assessments based on the technical merits of the positions established at the time of the filing of the tax return. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of the existing or future assessments.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Our Mexican income tax returns have been examined for the 2002 through 2007 periods and audit claims have been assessed for approximately $341 million (including interest and penalties). During 2011, we received from the Regional Chamber of the Federal Tax Court adverse decisions with respect to approximately $6 million in assessments related to depreciation deductions, which we are appealing. We are also contesting all other assessments in Mexico. Tax authorities in Mexico and other jurisdictions may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Additional audit claims of approximately $126 million attributable to income, customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our rigs located in the Mexico portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles on our rigs ranging from $15 million to $25 million per occurrence, depending on location. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $2.6 billion at March 31, 2013.

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

Under the Nigerian Industrial Training Fund Act of 2004, as amended, (the “Act”), Nigerian companies with five or more employees must contribute annually 1 percent of their payroll to the Industrial Training Fund (“ITF”) established under the Act to be used for the training of Nigerian nationals with a view towards generating a pool of indigenously trained manpower. We have not paid this amount on our expatriate workers employed by our non-Nigerian employment entity in the past as we did not believe the contribution obligation was applicable to them. In October 2012, we received a demand from the ITF for payments going back to 2004 and associated penalties in respect of these expatriate employees. In February 2013, the ITF filed suit seeking payment of these amounts. We do not believe that we owe the amount claimed and that, in the event we were to have any liability, it would not have a material adverse effect on our financial position or cash flows. We continue to investigate the matter and are also in discussions with the ITF to resolve the issue.

Note 13 — Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in the United States, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the three months ended March 31, 2013 and 2012 is shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-Swiss.

	Three Months Ended March 31,
	2013			2012
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$949,458	$21,517	$970,975	$781,243	$16,447	$797,690
Depreciation and amortization	202,619	3,537	206,156	167,948	3,129	171,077
Segment operating income	225,134	4,657	229,791	140,267	3,376	143,643
Interest expense, net of amount capitalized	(120)	(27,181)	(27,301)	(89)	(10,407)	(10,496)
Income tax (provision)/ benefit	(38,241)	3,889	(34,352)	(22,600)	1,011	(21,589)
Segment profit/ (loss)	169,051	(18,991)	150,060	125,484	(5,309)	120,175
Total assets (at end of period)	14,212,435	677,523	14,889,958	13,248,321	646,880	13,895,201

Note 14 — Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends FASB Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This amended guidance requires additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In March 2013, the FASB issued ASU No. 2013-05, which amends ASC Topic 830, “Foreign Currency Matters.” This ASU provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 15 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Three months ended		Three months ended
	March 31,		March 31,
	2013	2012	2013	2012
Accounts receivable	$(125,192)	$(88,969)	$(125,192)	$(88,969)
Other current assets	(47,920)	(71,328)	(49,017)	(72,745)
Other assets	1,101	(1,313)	1,099	(1,315)
Accounts payable	12,901	7,014	12,970	6,304
Other current liabilities	(18,947)	(31,789)	(21,095)	(31,691)
Other liabilities	(680)	(2,087)	(680)	(2,086)

	$(178,737)	$(188,472)	$(181,915)	$(190,502)

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman or one or more subsidiaries of Noble-Cayman are a co-issuer or guarantor or otherwise obligated as of March 31, 2013 as follows:

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

Revision

As part of our worldwide asset consolidation completed in 2009, NDC received a limited partnership interest in one of our Other Non-Guarantor Subsidiaries of Noble. This limited partnership interest has historically been included as a component of Total Shareholder Equity and income attributable to this limited partnership interest has been included in Net Income Attributable to Noble Corporation in the Other Non-Guarantor Subsidiaries of Noble column in the condensed consolidating financial statements. We concluded these errors were not material individually or in the aggregate to any of the previously issued financial statements taken as a whole.

During the first quarter of 2013, we amended the presentation of this limited partnership interest in the Other Non-guarantor Subsidiaries of Noble column to correctly present it as a noncontrolling interest and to record the income attributable to NDC as Net Income Attributable to Noncontrolling Interests. We also made appropriate adjustments to the Consolidating Adjustments column. The following chart presents the impact of this change in presentation in the Other Non-Guarantor Subsidiaries of Noble and Consolidating Adjustments columns on the historical Condensed Consolidating Balance Sheet and Condensed Consolidating Statement of Income. The revisions below did not impact our Condensed Consolidating Statement of Cash Flows.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Other Non-Guarantor
	Subsidiaries of Noble		Consolidating Adjustments
	As reported	As amended	As reported	As amended
December 31, 2010
Income statement- Twelve months ended
Net income	$1,023,782	$1,023,782	$(2,963,512)	$(2,963,512)
Net income attributable to noncontrolling interests	(3)	(41,889)	—	41,886

Net income attributable to Noble Corporation	$1,023,779	$981,893	$(2,963,512)	$(2,921,626)

December 31, 2011
Income statement- Twelve months ended
Net income	$634,128	$634,128	$(1,758,285)	$(1,758,285)
Net loss attributable to noncontrolling interests	7,273	(15,808)	—	23,081

Net income attributable to Noble Corporation	$641,401	$618,320	$(1,758,285)	$(1,735,204)

Balance Sheet
Total shareholder equity	$9,853,129	$9,483,809	$(28,268,572)	$(27,899,252)
Noncontrolling interests	691,331	1,060,651	—	(369,320)

Total equity	$10,544,460	$10,544,460	$(28,268,572)	$(28,268,572)

March 31, 2012
Income statement- Three months ended
Net income	$173,657	$173,657	$(591,588)	$(591,588)
Net loss attributable to noncontrolling interests	6,832	(1,196)	—	8,028

Net income attributable to Noble Corporation	$180,489	$172,461	$(591,588)	$(583,560)

June 30, 2012
Income statement- Three months ended
Net income	$253,086	$253,086	$(662,439)	$(662,439)
Net income attributable to noncontrolling interests	(18,857)	(29,201)	—	10,344

Net income attributable to Noble Corporation	$234,229	$223,885	$(662,439)	$(652,095)

Income statement- Six months ended
Net income	$426,743	$426,743	$(1,254,027)	$(1,254,027)
Net income attributable to noncontrolling interests	(12,025)	(30,397)	—	18,372

Net income attributable to Noble Corporation	$414,718	$396,346	$(1,254,027)	$(1,235,655)

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Other Non-Guarantor
	Subsidiaries of Noble		Consolidating Adjustments
	As reported	As amended	As reported	As amended
September 30, 2012
Income statement- Three months ended
Net income	$211,597	$211,597	$(569,368)	$(569,368)
Net income attributable to noncontrolling interests	(14,906)	(22,246)	—	7,340

Net income attributable to Noble Corporation	$196,691	$189,351	$(569,368)	$(562,028)

Income statement- Nine months ended
Net income	$638,340	$638,340	$(1,823,395)	$(1,823,395)
Net income attributable to noncontrolling interests	(26,931)	(52,643)	—	25,712

Net income attributable to Noble Corporation	$611,409	$585,697	$(1,823,395)	$(1,797,683)

December 31, 2012
Income statement- Twelve months ended
Net income	$280,763	$280,763	$(1,891,202)	$(1,891,202)
Net income attributable to noncontrolling interests	(33,793)	(68,969)	—	35,176

Net income attributable to Noble Corporation	$246,970	$211,794	$(1,891,202)	$(1,856,026)

Balance Sheet
Total shareholder equity	$9,913,839	$9,509,343	$(29,719,135)	$(29,314,639)
Noncontrolling interests	765,124	1,169,620	—	(404,496)

Total equity	$10,678,963	$10,678,963	$(29,719,135)	$(29,719,135)

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$477	$—	$2	$—	$207,559	$—	$208,043
Accounts receivable	—	20,680	3,226	—	—	863,853	—	887,759
Taxes receivable	—	8,341	—	—	—	107,226	—	115,567
Prepaid expenses	—	422	9	—	—	95,460	—	95,891
Short-term notes receivable from affiliates	—	119,476	—	—	586,769	326,671	(1,032,916)	—
Accounts receivable from affiliates	822,677	150,838	1,062,522	467,184	45,200	6,009,283	(8,557,704)	—
Other current assets	94	639	196	—	—	111,619	—	112,548

Total current assets	822,776	300,873	1,065,953	467,186	631,969	7,721,671	(9,590,620)	1,419,808

Property and equipment, at cost	—	2,898,924	76,394	—	—	14,317,684	—	17,293,002
Accumulated depreciation	—	(297,835)	(59,403)	—	—	(3,779,874)	—	(4,137,112)

Property and equipment, net	—	2,601,089	16,991	—	—	10,537,810	—	13,155,890

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,110,379	(11,136,763)	—
Investments in affiliates	7,972,834	9,496,533	3,350,670	7,638,820	1,865,269	—	(30,324,126)	—
Other assets	7,061	301	452	25,068	728	243,001	—	276,611

Total assets	$12,619,134	$13,604,796	$4,434,066	$11,655,888	$2,977,073	$20,612,861	$(51,051,509)	$14,852,309

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$125,587	$110,770	$—	$—	$706,245	$(1,032,916)	$—
Accounts payable	—	5,709	805	—	—	312,676	—	319,190
Accrued payroll and related costs	—	6,223	8,304	—	—	93,311	—	107,838
Accounts payable to affiliates	921,727	4,945,931	6,277	177,838	92,548	2,413,383	(8,557,704)	—
Taxes payable	—	11,316	—	—	—	131,753	—	143,069
Interest payable	5,943	—	—	17,128	630	—	—	23,701
Other current liabilities	—	522	240	—	—	168,435	—	169,197

Total current liabilities	1,017,984	5,095,288	126,396	194,966	93,178	3,825,803	(9,590,620)	762,995

Long-term debt	849,483	—	—	3,793,015	201,695	—	—	4,844,193
Notes payable to affiliates	2,840,287	586,979	—	975,000	1,342,000	5,392,497	(11,136,763)	—
Deferred income taxes	—	(2,431)	15,731	—	—	210,200	—	223,500
Other liabilities	19,931	17,960	—	—	—	309,504	—	347,395

Total liabilities	4,727,685	5,697,796	142,127	4,962,981	1,636,873	9,738,004	(20,727,383)	6,178,083

Commitments and contingencies
Total shareholder equity	7,891,449	7,907,000	4,291,939	6,692,907	1,340,200	9,677,699	(29,909,745)	7,891,449
Noncontrolling interest	—	—	—	—	—	1,197,158	(414,381)	782,777

Total equity	7,891,449	7,907,000	4,291,939	6,692,907	1,340,200	10,874,857	(30,324,126)	8,674,226

Total liabilities and equity	$12,619,134	$13,604,796	$4,434,066	$11,655,888	$2,977,073	$20,612,861	$(51,051,509)	$14,852,309

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

As Amended

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,003	$904	$—	$2	$—	$275,466	$—	$277,375
Accounts receivable	—	14,885	3,335	—	—	725,453	—	743,673
Taxes receivable	—	8,341	—	—	—	103,969	—	112,310
Prepaid expenses	—	396	9	—	—	40,827	—	41,232
Short-term notes receivable from affiliates	—	119,476	—	—	586,769	252,138	(958,383)	—
Accounts receivable from affiliates	664,375	140,014	1,015,204	526,483	38,895	5,855,066	(8,240,037)	—
Other current assets	235	639	196	—	—	121,579	—	122,649

Total current assets	665,613	284,655	1,018,744	526,485	625,664	7,374,498	(9,198,420)	1,297,239

Property and equipment, at cost	—	2,735,223	76,428	—	—	14,123,496	—	16,935,147
Accumulated depreciation	—	(283,028)	(58,411)	—	—	(3,597,079)	—	(3,938,518)

Property and equipment, net	—	2,452,195	18,017	—	—	10,526,417	—	12,996,629

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,171,875	(11,198,259)	—
Investments in affiliates	7,770,066	9,170,923	3,386,879	7,413,361	1,977,906	—	(29,719,135)	—
Other assets	5,798	320	543	25,895	759	243,243	—	276,558

Total assets	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$51,054	$110,770	$—	$—	$706,245	$(958,383)	$—
Accounts payable	—	6,522	1,183	—	—	341,889	—	349,594
Accrued payroll and related costs	—	6,176	7,611	—	—	110,149	—	123,936
Accounts payable to affiliates	900,063	4,806,235	5,444	165,065	77,075	2,286,155	(8,240,037)	—
Taxes payable	—	9,152	—	—	—	121,692	—	130,844
Interest payable	1,594	—	—	62,430	4,412	—	—	68,436
Other current liabilities	—	—	240	—	—	158,259	—	158,499

Total current liabilities	991,971	4,879,139	125,248	227,495	81,487	3,724,389	(9,198,420)	831,309

Long-term debt	639,794	—	—	3,792,886	201,695	—	—	4,634,375
Notes payable to affiliates	2,840,287	648,475	—	975,000	1,342,000	5,392,497	(11,198,259)	—
Deferred income taxes	—	—	15,731	—	—	210,314	—	226,045
Other liabilities	19,930	17,815	—	—	—	309,870	—	347,615

Total liabilities	4,491,982	5,545,429	140,979	4,995,381	1,625,182	9,637,070	(20,396,679)	6,039,344

Commitments and contingencies
Total shareholder equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	9,509,343	(29,314,639)	7,765,958
Noncontrolling interest	—	—	—	—	—	1,169,620	(404,496)	765,124

Total equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	10,678,963	(29,719,135)	8,531,082

Total liabilities and equity	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$46,957	$4,991	$—	$—	$897,239	$(20,450)	$928,737
Reimbursables	—	586	—	—	—	20,588	—	21,174
Labor contract drilling services	—	—	—	—	—	21,054	—	21,054
Other	—	—	—	—	—	10	—	10

Total operating revenues	—	47,543	4,991	—	—	938,891	(20,450)	970,975

Operating costs and expenses
Contract drilling services	919	16,425	1,785	24,213	—	453,669	(20,450)	476,561
Reimbursables	—	334	—	—	—	14,588	—	14,922
Labor contract drilling services	—	—	—	—	—	12,249	—	12,249
Depreciation and amortization	—	14,862	1,101	—	—	189,788	—	205,751
General and administrative	625	1,892	1	8,713	—	3,612	—	14,843
Gain on contract extinguishment	—	—	—	—	—	(1,800)	—	(1,800)

Total operating costs and expenses	1,544	33,513	2,887	32,926	—	672,106	(20,450)	722,526

Operating income (loss)	(1,544)	14,030	2,104	(32,926)	—	266,785	—	248,449
Other income (expense)
Equity earnings in affiliates, net of tax	202,765	96,943	7,453	225,457	116,028	—	(648,646)	—
Interest expense, net of amounts capitalized	(33,307)	(7,562)	(833)	(34,560)	(11,721)	(23,334)	84,016	(27,301)
Interest income and other, net	1,630	10,814	7	39,761	6,305	25,562	(84,016)	63

Income before income taxes	169,544	114,225	8,731	197,732	110,612	269,013	(648,646)	221,211
Income tax provision	—	(4,556)	—	—	—	(29,458)	—	(34,014)

Net Income	169,544	109,669	8,731	197,732	110,612	239,555	(648,646)	187,197
Net income attributable to noncontrolling interests	—	—	—	—	—	(27,538)	9,885	(17,653)

Net income attributable to Noble Corporation	169,544	109,669	8,731	197,732	110,612	212,017	(638,761)	169,544

Other comprehensive income, net	3,097	—	—	—	—	3,097	(3,097)	3,097

Comprehensive income attributable to Noble Corporation	$172,641	$109,669	$8,731	$197,732	$110,612	$215,114	$(641,858)	$172,641

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2012

As Amended

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$42,991	$5,061	$—	$—	$718,076	$(19,818)	$746,310
Reimbursables	—	5,308	—	—	—	29,833	—	35,141
Labor contract drilling services	—	—	—	—	—	16,008	—	16,008
Other	—	—	—	—	—	231	—	231

Total operating revenues	—	48,299	5,061	—	—	764,148	(19,818)	797,690

Operating costs and expenses
Contract drilling services	1,183	14,319	1,771	17,633	—	400,058	(19,818)	415,146
Reimbursables	—	5,087	—	—	—	25,514	—	30,601
Labor contract drilling services	—	—	—	—	—	9,232	—	9,232
Depreciation and amortization	—	14,839	1,036	—	—	154,698	—	170,573
General and administrative	357	1,346	—	8,819	—	3,488	—	14,010

Total operating costs and expenses	1,540	35,591	2,807	26,452	—	592,990	(19,818)	639,562

Operating income (loss)	(1,540)	12,708	2,254	(26,452)	—	171,158	—	158,128
Other income (expense)
Equity earnings in affiliates, net of tax	155,412	134,585	45,802	179,928	75,861	—	(591,588)	—
Interest expense, net of amounts capitalized	(20,606)	(14,914)	(1,346)	(20,972)	(7,783)	(19,896)	75,021	(10,496)
Interest income and other, net	1,386	7,824	16	29,254	3,110	34,830	(75,021)	1,399

Income before income taxes	134,652	140,203	46,726	161,758	71,188	186,092	(591,588)	149,031
Income tax provision	—	(8,776)	—	—	—	(12,435)	—	(21,211)

Net Income	134,652	131,427	46,726	161,758	71,188	173,657	(591,588)	127,820
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1,196)	8,028	6,832

Net income attributable to Noble Corporation	134,652	131,427	46,726	161,758	71,188	172,461	(583,560)	134,652

Other comprehensive income, net	3,761	—	—	—	—	3,761	(3,761)	3,761

Comprehensive income attributable to Noble Corporation	$138,413	$131,427	$46,726	$161,758	$71,188	$176,222	$(587,321)	$138,413

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(24,033)	$21,420	$2,894	$(72,200)	$(9,167)	$295,344	$—	$214,258

Cash flows from investing activities
New construction and capital expenditures	—	(168,711)	(18)	—	—	(269,536)	—	(438,265)

Net cash from investing activities	—	(168,711)	(18)	—	—	(269,536)	—	(438,265)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	209,680	—	—	—	—	—	—	209,680
Financing costs on credit facilities	(1,895)	—	—	—	—	—	—	(1,895)
Distributions to parent company, net	(53,110)	—	—	—	—	—	—	(53,110)
Advances (to) from affiliates	(131,640)	146,864	(2,876)	72,200	9,167	(93,715)	—	—

Net cash from financing activities	23,035	146,864	(2,876)	72,200	9,167	(93,715)	—	154,675

Net change in cash and cash equivalents	(998)	(427)	—	—	—	(67,907)	—	(69,332)
Cash and cash equivalents, beginning of period	1,003	904	—	2	—	275,466	—	277,375

Cash and cash equivalents, end of period	$5	$477	$—	$2	$—	$207,559	$—	$208,043

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(11,189)	$8,286	$4,410	$(53,966)	$(8,425)	$169,770	$—	$108,886

Cash flows from investing activities
New construction and capital expenditures	—	(136,849)	(205)	—	—	(354,582)	—	(491,636)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(136,849)	(205)	(1,188,287)	—	(354,582)	1,188,287	(491,636)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(825,000)	—	—	—	—	—	—	(825,000)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from joint venture partners	—	—	—	—	—	40,000	—	40,000
Distributions to parent	(52,727)	—	—	—	—	—	—	(52,727)
Advances (to) from affiliates	(274,544)	128,442	(4,205)	55,621	8,425	86,261	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	36,016	128,442	(4,205)	1,242,257	8,425	126,261	(1,188,287)	348,909

Net change in cash and cash equivalents	24,827	(121)	—	4	—	(58,551)	—	(33,841)
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$24,973	$264	$—	$4	$—	$175,974	$—	$201,215

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2013, and our results of operations for the three months ended March 31, 2013 and 2012. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our Credit Facilities (as defined below), issuance of commercial paper notes, completion and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions including the effect of disruptions of drilling in the U.S. Gulf of Mexico, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

Noble-Swiss is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. At March 31, 2013, our fleet consisted of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles, including 11 units under construction as follows:

•	five dynamically positioned, ultra-deepwater, harsh environment drillships and

•	six high-specification heavy-duty, harsh environment jackups.

Our global fleet is currently located in the following areas: the United States, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for the first three months of 2013 has remained positive, despite short-term operational challenges. The overall contractual environment has been strong and underlying commodity prices have been stable which has fostered an environment where our customers continue to seek long-term contracts. We have seen significant marketing activity across the globe and we believe this will lead to more geographic diversity in our fleet in the future.

We believe both the short-term and long-term outlook for the deep and ultra-deepwater markets continues to strengthen. Market dayrates for new ultra-deepwater units consistently remained above $500,000 throughout the past 12 months, which is higher than rates seen in recent years. A number of fixtures have exceeded $550,000, and in certain cases even exceeded $600,000. Our market analysis indicates that there is little, if any, availability of ultra-deepwater units for 2013. In addition, availability of ultra-deepwater units in 2014 continues to decrease. Utilization rates for jackups stabilized in 2011, and improved in most regions during 2012 and the first three months of 2013. We have seen tangible market activity and anticipate a favorable environment for these rigs in the short-term. We continue to see differentiation in the jackup market, with newer units having utilization rates and dayrates exceeding those for units that entered service before 2000. We continue to see improvement in the older jackup market with increased utilization and competitive dayrates for these rigs as well, with most regions experiencing market utilization of 90 percent or higher.

Despite the positive market conditions noted above, global economic risks remain present with the volatility of the equity and credit markets as well as banking fears in Europe. In addition, political instability, especially in the Middle and Far East as well as North Africa, has further created uncertainty within the marketplace. While these factors do create volatility, and potential risk in the marketplace, we believe the long-term outlook remains positive for the price of oil and gas commodities.

Results and Strategy

Our goal is to be the preferred offshore drilling contractor for the oil and gas industry based upon the following core principles:

•	operate in a manner that provides a safe working environment for our employees while protecting the environment and our assets;

•	provide an attractive investment vehicle for our shareholders; and

•	deliver exceptional customer service through a large, diverse and technically advanced fleet operated by competent personnel.

Our business strategy also focuses on the active expansion of our worldwide deepwater capabilities through acquisitions, upgrades and modifications, the deployment of our drilling assets in important oil and gas producing areas throughout the world and divestitures of our standard specification drilling units.

We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex well programs required by our customers. During the first quarter of 2013, we continued to execute our newbuild program with the following 11 projects:

•	continued construction on one dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which is scheduled to be delivered to our customer in the fourth quarter of 2013;

•	continued construction on four dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd., the first of which was delivered from the shipyard in the second quarter of 2013; and

•	continued construction on six high-specification, heavy duty, harsh environment jackups, the first of which is estimated to be delivered from the shipyard in the third quarter of 2013.

Total capital expenditures, including expenditures related to our newbuild program, were $372 million through March 31, 2013.

As part of our ongoing strategic planning process, we have continued to analyze a potential divestment of certain of our standard specification units and related assets. While this divestment could take a number of forms, we are currently focusing on a potential spin-off transaction. As currently envisioned, the spin-off would result in most of our standard specification drilling rigs and related assets being spun off as a separate entity. However, the composition of the fleet that would be included in the potential spin-off would also be subject to certain exceptions.

In determining whether a unit will be included in the “standard specification” fleet to be part of the spin-off transaction, we considered a number of different factors including:

•	Age and capability of the unit. For both jackup and floating units, we consider a combination of age and/or technical capability and operational flexibility.

•	Customer relationships. We consider our customer relationships globally and locally and may make certain fleet decisions based on such relationships.

•	Location. We also consider the current and expected geographical operating location of the unit, including the classification of other units in the same area.

•	Current status. Finally, we evaluate a unit’s current operating status (i.e., active or cold-stacked) as well as the prospects for reactivation of any cold-stacked assets.

We have taken certain preliminary steps to pursue this potential spin-off. These steps include analyzing the internal restructuring steps necessary for a potential spin-off and related tax considerations, seeking certain preparatory tax rulings and commencing preparation of financial statements for a potential separate group to be spun off. We have not completed the preliminary work necessary to effect, nor has our board of directors approved, any such transaction. Any such spin-off would require, in addition to the approval of our board of directors, receipt of tax rulings from the U.S. Internal Revenue Service (“IRS”) as well as other approvals, and would be subject to other conditions. We expect that a spin-off, should we decide to pursue the transaction, would not be completed prior to the first quarter of 2014, although this timing could change as we continue our analysis. We can give no assurances that we will ultimately undertake or consummate a spin-off or any other sale or separation transaction involving our standard specification assets.

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

Demand for our services is a function of the worldwide supply of mobile offshore drilling units. Industry analysts widely acknowledge that a significant expansion of industry supply of both jackups and ultra-deepwater units has commenced, many of which currently have no contract. The introduction of non-contracted rigs into the marketplace will increase the supply of rigs which compete for drilling service contracts, which could negatively impact the dayrates we are able to achieve. Our strategy on newbuild construction has generally been to expand our drilling fleet in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. However, in response to the addition of a significant number of new, technologically advanced units in the global fleet and changes in customer requirements and preferences, we believe that in order to maintain long-term competitiveness, it has become both necessary and desirable for us to engage in building highly advanced jackups and floating units on a speculative basis. Of the units we currently have under construction, three of the heavy-duty, harsh environment jackups are being constructed without customer contracts. We will attempt to secure contracts for these units prior to their completion. We may continue speculative building, even in the absence of contracts for our units already under construction.

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

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of March 31, 2013, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2013 (1)	2014	2015	2016	2017-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6) (7)	$11,446	$2,014	$2,739	$1,920	$1,375	$3,398
Jackups/Submersibles (3)	2,568	1,036	1,023	432	77	—

Total (4)	$14,014	$3,050	$3,762	$2,352	$1,452	$3,398

Percent of Available Operating Days
Committed (5)		74%	55%	27%	12%	4%

(1)	Represents a nine-month period beginning April 1, 2013.
(2)	Our drilling contracts with Petróleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles/drillships operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles. Our backlog for semisubmersibles/drillships includes approximately $184 million attributable to these performance bonuses.

The drilling contracts with Royal Dutch Shell, PLC (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Max Smith, Noble Don Taylor and Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 50 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $404 million attributable to these performance bonuses.

(3)	Petróleos Mexicanos (“Pemex”) has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. As of March 31, 2013, we had twelve rigs contracted to Pemex in Mexico, and our backlog includes approximately $619 million related to such contracts.
(4)	Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds in the past on certain rigs contracted with Petrobras, we have not received any notification concerning contract cancellations nor do we anticipate receiving any such notifications.
(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2013 through 2015.
(6)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of March 31, 2013, the combined amount of backlog for these rigs totals $2.2 billion, all of which is included in our backlog. Noble’s net interest in the backlog for these rigs is $1.1 billion.

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

As of March 31, 2013, we estimate Shell and Petrobras represented approximately 61 percent and 14 percent, respectively, of our backlog.

Nigerian Operations

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

Results of Operations

For the Three Months Ended March 31, 2013 and 2012

Net income attributable to Noble Corporation (“Noble-Swiss”) for the three months ended March 31, 2013 (the “Current Quarter”) was $150 million, or $0.59 per diluted share, on operating revenues of $971 million, compared to net income for the three months ended March 31, 2012 (the “Comparable Quarter”) of $120 million, or $0.47 per diluted share, on operating revenues of $798 million.

As a result of Noble-Swiss conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2013 and 2012, would be the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended March 31, 2013 and 2012 was $19 million and $14 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2013 and 2012:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,			March 31,
	2013	2012	2013	2012	% Change	2013	2012	% Change
Jackups	93%	79%	3,598	3,089	16%	$105,559	$90,382	17%
Semisubmersibles	84%	86%	1,053	1,092	-4%	321,037	355,098	-10%
Drillships	83%	51%	669	285	135%	315,216	278,693	13%
Other	0%	0%	—	—	0%	—	—	0%

Total	86%	74%	5,320	4,466	19%	$174,578	$167,124	4%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Operating revenues:
Contract drilling services	$928,737	$746,310	$182,427	24%
Reimbursables (1)	20,711	34,702	(13,991)	-40%
Other	10	231	(221)	-96%

	$949,458	$781,243	$168,215	22%

Operating costs and expenses:
Contract drilling services	$484,087	$420,011	$64,076	15%
Reimbursables (1)	14,469	30,173	(15,704)	-52%
Depreciation and amortization	202,619	167,948	34,671	21%
General and administrative	24,949	22,844	2,105	9%
Gain on contract extinguishment	(1,800)	—	(1,800)	* *

	724,324	640,976	83,348	13%

Operating income	$225,134	$140,267	$84,867	61%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 19 percent increase in operating days increased revenue by $143 million while the 4 percent increase in average dayrates increased revenues by approximately $39 million.

The change in contract drilling services revenues primarily relates to our drillships and jackups, which generated approximately $131 million and $101 million more revenue, respectively, in the Current Quarter. These amounts were offset by decreases in revenues from our semisubmersibles, which declined $50 million from the Comparable Quarter.

The increase in drillship revenues was driven by a 135 percent increase in operating days and a 13 percent increase in average dayrates, resulting in a $107 million and a $24 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the Noble Bully I, Noble Bully II and Noble Globetrotter I, which commenced their contracts with Shell in March 2012, April 2012 and July 2012, respectively. Additionally, the Noble Duchess and the Noble Leo Segerius operated during the Current Quarter after being off contract during the Comparable Quarter. These increases were partially offset by the Noble Roger Eason, which is receiving a reduced rate while it is in the shipyard to undergo its reliability upgrade project, and downtime on the Noble Phoenix.

The 17 percent increase in jackup average dayrates resulted in a $55 million increase in revenues, and the 16 percent increase in jackup operating days resulted in a $46 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from improved market conditions in the global shallow water market and was spread throughout the jackup fleet. The increase in utilization is primarily related to rigs in Mexico, the North Sea and the Middle East, which were operating during the Current Quarter but not in the Comparable Quarter.

The decrease in semisubmersible revenues of $50 million primarily relates to the Noble Paul Romano, which was off contract for the Current Quarter but was operating during the Comparable Quarter, coupled with downtime on the Noble Paul Wolff during the Current Quarter. These decreases were partially offset by the Noble Max Smith, which operated during the Current Quarter after being off contract for the Comparable Quarter.

Operating Costs and Expenses—Contract drilling services operating costs and expenses increased $64 million for the Current Quarter as compared to the Comparable Quarter. The Noble Bully I, the Noble Bully II and the Noble Globetrotter I added approximately $33 million in expense during the Current Quarter. Excluding the additional expenses related to these newbuild rigs, our contract drilling costs increased $31 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by an $11 million increase in labor costs, an $8 million increase in repair and maintenance, a $6 million increase in safety, training and regulatory inspections, a $4 million increase in insurance costs related to increased premiums and a $2 million increase in other miscellaneous expenses.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the Noble Bully I, Noble Bully II and the Noble Globetrotter I.

Other

The following table sets forth the operating results for our other services for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Operating revenues:
Labor contract drilling services	$21,054	$16,008	$5,046	32%
Reimbursables (1)	463	439	24	5%

	$21,517	$16,447	$5,070	31%

Operating costs and expenses:
Labor contract drilling services	$12,249	$9,232	$3,017	33%
Reimbursables (1)	453	428	25	6%
Depreciation and amortization	3,537	3,129	408	13%
General and administrative	621	282	339	120%

	16,860	13,071	3,789	29%

Operating (loss) income	$4,657	$3,376	$1,281	38%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses - The increase in both revenue and expense primarily relates to a project with our customer, Shell, for one of its rigs operating under a labor contract in Alaska.

Other Income and Expenses

Interest Expense, net of amount capitalized - Interest expense, net of amount capitalized, increased $17 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of lower capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the completion of construction on three of our newbuild drillships. During the Current Quarter, we capitalized approximately 52 percent of total interest charges versus approximately 80 percent during the Comparable Quarter.

Income Tax Provision - Our income tax provision increased $13 million in the Current Quarter primarily as a result of higher pre-tax income during the Current Quarter, coupled with a higher tax rate in the Current Quarter. The 50 percent increase in pre-tax earnings generated an $11 million increase in tax expense while the 6 percent increase in the income tax rate during the Current Quarter increased the income tax provision by $2 million. The increase in the income tax rate was a result of a change in our geographic revenue mix and certain discrete benefits during the quarter.

Liquidity and Capital Resources

Overview

Net cash from operating activities for the Current Quarter was $203 million and $101 million in the Comparable Quarter. The increase in net cash from operating activities in the Current Quarter was primarily attributable to an increase in net income, partially offset by an increase in accounts receivable. The increase in accounts receivable is related to the increased fleet activity in 2013 and receivables issues with a major customer. These issues were resolved subsequent to March 31, 2013 and full payment was received in the second quarter of 2013. We had working capital of $616 million and $394 million at March 31, 2013 and December 31, 2012, respectively. Our total debt as a percentage of total debt plus equity increased to 35.9 percent at March 31, 2013 from 35.3 percent at December 31, 2012, primarily as a result of an increase in indebtedness outstanding on our commercial paper program during the Current Quarter.

Our principal source of capital in the Current Quarter was the $203 million in cash generated from operating activities noted above, coupled with borrowings through our commercial paper program. Cash generated during the Current Quarter was primarily used to fund our capital expenditure program.

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

At March 31, 2013, we had a total contract drilling services backlog of approximately $14.0 billion. Our backlog as of March 31, 2013 reflects a commitment of 74 percent of available days for the remainder of 2013 and 55 percent for 2014. See additional information regarding our backlog at “Contract Drilling Services Backlog.” Subsequent to March 31, 2013, we executed three-year drilling contracts for two of our newbuild ultra-deepwater drillships, the Noble Tom Madden and the Noble Sam Croft. These contracts added approximately $1.3 billion to our backlog.

Capital Expenditures

Our primary use of available liquidity during 2013 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $372 million and $365 million for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, we had 11 rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first three months of 2013 totaled $138 million, as follows (in millions):

Rig type/name
Drillships
Noble Sam Croft	$53.7
Noble Globetrotter II	43.2
Noble Don Taylor	23.8
Noble Bob Douglas	7.0
Noble Tom Madden (formerly HHI Drillship IV)	0.8
Jackups
Noble Mick O’Brien	2.8
Noble Regina Allen	2.5
Noble Houston Colbert	1.3
Noble Sam Turner	0.9
Noble Tom Prosser	0.4
Noble Sam Hartley (formerly Noble Jackup VI)	0.4
Other	1.1

Total Newbuild Capital Expenditures	$137.9

In addition to the newbuild expenditures noted above, capital expenditures during the first three months of 2013 consisted of the following:

•	$153 million for major projects, including subsea-related expenditures;

•	$51 million for other capitalized expenditures, including upgrades and replacements to drilling equipment that generally have a useful life ranging from 3 to 5 years; and

•	$30 million in capitalized interest.

Our total capital expenditure estimate for 2013 is approximately $2.7 billion. In addition, we anticipate incurring capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of March 31, 2013, we had outstanding commitments, including shipyard and purchase commitments, for approximately $2.6 billion, of which we expect to spend approximately $2.0 billion within the next twelve months.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling $33 million (or $0.13 per share), was declared on February 1, 2013 and paid on February 21, 2013 to holders of record on February 11, 2013. We anticipate the final tranche of our previously approved annual dividend payments to shareholders will be made during May 2013. The declaration and payment of dividends, or returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments currently scheduled for August 2013, November 2013, February 2014 and May 2014. In connection with this approval, during the second quarter of 2013, we will record a payable of approximately $256 million, which represents this obligation to shareholders. Our Board of Directors has the authority to accelerate the payment of any installment, or portions thereof, at its sole discretion at any time prior to payment of the final installment.

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have two separate credit facilities with an aggregate maximum available capacity of $2.3 billion, one credit facility matures in 2015 and the other matures in 2017 (together referred to as the “Credit Facilities”). In January 2013, we increased the maximum amount available under our credit facility maturing in 2015 from $600 million to $800 million and the maximum amount available under our credit facility maturing in 2017 from $1.2 billion to $1.5 billion. We have established a commercial paper program, which allows us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, as such, are classified as long-term on our Consolidated Balance Sheet. At March 31, 2013, we had approximately $1.75 billion of capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At March 31, 2013, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

In February 2012, we issued, through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.2 billion aggregate principal amount of senior notes in three separate tranches, comprising $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

Our 5.875% Senior Notes mature during the second quarter of 2013. We anticipate using availability under our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we continue to report the balance as long-term at March 31, 2013.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2013, our ratio of debt to total tangible capitalization was approximately 0.36. We were in compliance with all covenants under the Credit Facilities as of March 31, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2013, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

Other

At March 31, 2013, we had letters of credit of $50 million and performance and tax assessment bonds totaling $310 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends FASB Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This amended guidance requires additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In March 2013, the FASB issued ASU No. 2013-05, which amends ASC Topic 830, “Foreign Currency Matters.” This ASU provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At March 31, 2013, we had $549 million in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $5 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our long-term debt was $5.2 billion and $5.1 billion at March 31, 2013 and December 31, 2012, respectively. The increase in fair value was primarily a result of increased indebtedness outstanding under our commercial paper program, coupled with changes in interest rates and market perceptions of our credit risk.

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

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts settling monthly in their respective local currencies, all of which have a maturity of less than 12 months. The forward contract settlements in the remainder of 2013 represent approximately 59 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $124 million at March 31, 2013. Total unrealized loss related to these forward contracts was $1 million as of March 31, 2013 and was recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $12 million.

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

In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble-Swiss, maintains a pension plan that covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation, as defined by the plans.

Changes in market asset values related to the pension plans noted above could have a material impact upon our “Consolidated Statement of Comprehensive Income” and could result in material cash expenditures in future periods.

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of March 31, 2013. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2013. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 4 and 12 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2013	—	$—	—	6,769,891
February 2013	165,331	$40.51	—	6,769,891
March 2013	1,081	$36.33	—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and our shareholders approved. Our repurchase program has no date of expiration.
(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams	May 2, 2013
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ James A. MacLennan
James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	May 2, 2013
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.2	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to Noble-Swiss’ Quarterly Report on Form 10-Q filed on August 6, 2012 and incorporated herein by reference).

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Second Amendment to Revolving Credit Agreement dated as of January 11, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.12 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.1*	Fourth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective February 1, 2013 (filed as exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on February 5, 2013 and incorporated herein by reference).

10.2*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.39 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.3*	Noble Corporation 2013 Short Term Incentive Plan (filed as Exhibit 10.41 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101+	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.