Form 10-K
period 2016-12-31
NOBLE CORP
filed 2017-03-14
CIK 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36211
_____________________________________________________________________________________
Noble Corporation plc
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________

England and Wales (Registered Number 08354954)	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Devonshire House, 1 Mayfair Place, London, England, W1J 8AJ
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: +44 20 3300 2300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares, Nominal Value $0.01 per Share	New York Stock Exchange
Commission file number: 001-31306
_____________________________________________________________________________________
Noble Corporation
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________

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
None
_________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Noble Corporation plc:	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of June 30, 2016, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates of the registrant was $2.0 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares outstanding and trading at February 15, 2017: Noble Corporation plc – 244,676,954
Number of shares outstanding: Noble Corporation – 261,245,693

DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement for the 2017 annual general meeting of the shareholders of Noble Corporation plc will be incorporated by reference into Part III of this Form 10-K.
This Form 10-K is a combined annual report being filed separately by two registrants: Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and its wholly-owned subsidiary, Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Noble-Cayman meets the conditions set forth in General Instructions I(1) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format contemplated by paragraphs (a) and (c) of General Instruction I(2) of Form 10-K.

This combined Annual Report on Form 10-K is separately filed by Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”) filed its own combined Annual Report on Form 10-K previously on February 24, 2017. Information in this filing relating to Noble-Cayman is filed by Noble-UK and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-UK (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-UK.
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are combined. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-UK and its consolidated subsidiaries, including Noble-Cayman after November 20, 2013 and to Noble Corporation, a Swiss corporation (“Noble-Swiss”), and its consolidated subsidiaries for periods through November 20, 2013. Noble-UK became a successor registrant to Noble-Swiss under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12g-3 of the Exchange Act as a result of the consummation of the Transaction described in Part I, Item 1 of this Annual Report on Form 10-K.

PART I

Item 1.	Business.
General
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Annual Report on Form 10-K, our fleet of 28 drilling rigs consisted of 14 jackups, eight drillships and six semisubmersibles.
For additional information on the specifications of our fleet, see Part I, Item 2, “Properties—Drilling Fleet.” At December 31, 2016, our fleet was located in the United States, the North Sea, South Africa, the Middle East and Asia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Spin-off of Paragon Offshore plc (“Paragon Offshore”)
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program. The results of operations for Paragon Offshore prior to the Spin-off date and incremental Spin-off related costs have been classified as discontinued operations for all periods presented in this Annual Report on Form 10-K.
For additional information regarding the Spin-off and our current relationship with Paragon Offshore, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 2—Spin-off of Paragon Offshore plc ("Paragon Offshore")” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 17—Commitments and Contingencies.”
Consummation of Merger and Redomiciliation
On November 20, 2013, pursuant to the Merger Agreement dated as of June 30, 2013 between Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble-UK, Noble-Swiss merged with and into Noble-UK, with Noble-UK as the surviving company (the “Transaction”). In the Transaction, all of the outstanding ordinary shares of Noble-Swiss were cancelled, and Noble-UK issued, through an exchange agent, one ordinary share of Noble-UK in exchange for each ordinary share of Noble-Swiss. The Transaction effectively changed the place of incorporation of our publicly traded parent holding company from Switzerland to the United Kingdom.
Noble Corporation, a Cayman Islands company (“Noble-Cayman”), is an indirect, wholly-owned subsidiary of Noble-UK, our publicly-traded parent company. Noble-UK’s principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries.
Business Strategy
Our goal is to be the preferred offshore drilling contractor for the oil and gas industry based upon the following core principles:

•	operate in a manner that provides a safe working environment for our employees while protecting the environment and our assets;

•	provide an attractive investment vehicle; and

•	deliver superior customer service through a diverse and technically advanced fleet operated by proficient crews.
Our business strategy focuses on a balanced fleet of both deepwater and high-specification jackup assets and the deployment of our drilling rigs in important oil and gas basins around the world.
Over the past five years, we have expanded our drilling and fleet through our newbuild program. We took delivery of our remaining newbuild, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, in July 2016. The Noble Lloyd Noble commenced operations in November 2016 under a four-year contract in the North Sea. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also continue to evaluate opportunities to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required of our customers.

Demand for our services is, in significant part, a function of the worldwide demand for oil and gas and the global supply of mobile offshore drilling units. In recent years, there has been a significant increase in the number of jackups and ultra-deepwater drilling units. Brent crude has declined from approximately $112 per barrel on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $56 per barrel on February 15, 2017. As a result, our customers have greatly reduced their exploration and development spending and the number of rigs they have under contract. This combination of increased supply of drilling rigs and reduced demand for such rigs has resulted in falling dayrates and significantly reduced opportunities to re-contract our rigs upon expiry of existing contracts.
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

•
provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to breakdown of equipment or breach of contract;

•	provisions allowing the impacted party to terminate the contract if specified “force majeure” events beyond the contracting parties’ control occur for a defined period of time;

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies;

•	provisions that allow us to recover certain cost increases from our customers in certain long-term contracts; and

•	provisions that require us to lower dayrates for documented cost decreases in certain long-term contracts.
The terms of some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts and, in certain cases, without any payment.
Generally, our contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another, although in the current depressed market, we may not recover some or all of these costs. When market conditions require us to assume these costs, our operating margins are reduced accordingly. For shorter moves, such as “field moves,” our customers have generally agreed to assume the costs of moving the unit in the form of a reduced dayrate or “move rate” while the unit is being moved. Under current market conditions, we are much less likely to receive full reimbursement of our mobilization and demobilization costs.
During periods of depressed market conditions, such as the one we are currently experiencing, our customers may attempt to renegotiate or repudiate their contracts with us although we seek to enforce our rights under our contracts.  The renegotiations may include changes to key contract terms, such as pricing, termination and risk allocation.
For a discussion of our backlog of commitments for contract drilling services, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Contract Drilling Services Backlog.”
Offshore Drilling Operations
Contract Drilling Services
We conduct offshore contract drilling operations, which accounted for over 99 percent of our operating revenues for the years ended December 31, 2016, 2015 and 2014. During the three years ended December 31, 2016, we principally conducted our contract drilling operations in the United States, the North Sea, the Middle East, Asia, Australia, and Brazil. Revenues from Royal Dutch Shell plc (“Shell”) and its affiliates accounted for approximately 38 percent, 49 percent and 55 percent of our consolidated operating revenues in 2016, 2015 and 2014, respectively. Revenues from Freeport-McMoRan Inc. (“Freeport”) accounted for approximately 25 percent and 14 percent of our consolidated operating revenues in 2016 and 2015, respectively. Freeport did not account for more than 10 percent of our consolidated operating revenues in 2014. No other customer accounted for more than 10 percent of our consolidated operating revenues in 2016, 2015 or 2014.
On May 10, 2016, Freeport, Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and the Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively. During 2016, we recognized approximately $393 million in “Contract drilling services revenue” associated with the FCX Settlement. Our primary customers would have been Shell, Anadarko, and Freeport, accounting for approximately 45 percent, 11 percent, and 9 percent, respectively, of our consolidated operation revenues, excluding the $393 million of revenue attributable to the FCX Settlement. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 3 Contract Settlement and Termination Agreement with Freeport-McMoRan Inc." for further information.
Competition
The offshore contract drilling industry is a highly competitive and cyclical business characterized by large capital expenditures and high operating and maintenance costs. We compete with other providers of offshore drilling rigs. Some of our competitors may have access to greater financial resources than we do.
In the provision of contract drilling services, competition involves numerous factors, including price, rig availability and technical specification, experience of the workforce, efficiency, safety performance record, condition and age of equipment, operating integrity, reputation, financial strength, industry standing and client relations although price and technical specification are among the most important factors. We believe that we compete favorably with respect to all of these factors. In addition to having one of the newest fleets in the industry among our peer companies, we follow a policy of keeping our equipment well-maintained and technologically competitive. However, our rigs could be made obsolete by the development of new techniques and equipment, regulations or customer preferences.
We compete on a worldwide basis, but competition may vary by region. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas companies, which in turn are influenced by many factors, including the price of oil and gas, the financial condition of such companies, general global economic conditions, energy demand, political considerations and national oil and gas policy, many of which are beyond our control. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business have historically occurred. While we do not anticipate this being an issue in the current market environment, we cannot assure that any such shortages experienced in the past will not happen again in the future.
Governmental Regulations and Environmental Matters
Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Our contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, environmental discharges and related recordkeeping, safety management systems, the reduction of greenhouse gas emissions to address climate change, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees, content and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government actions, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”), may continue to contribute to oil price volatility. In some areas of the world, this government activity has adversely affected the amount of exploration and development work done by oil and gas companies and their need for offshore drilling services, and likely will continue to do so.
The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Many of the countries in whose waters we operate from time to time regulate the discharge of oil and other contaminants in connection with drilling and marine operations. Failure to comply with these laws and regulations, or failure to obtain or comply with permits, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. We are also subject to a plea agreement with the U.S. Department of Justice (“DOJ”) in connection with prior operations in Alaska, and any future environmental incidents could have an impact on the plea agreement or related actions that the DOJ or other regulatory agencies may take against us as a result of such an incident. We have made, and will continue to make, expenditures to comply with environmental requirements. We do not believe that our compliance with such requirements will have a material adverse effect on our results of operations, our competitive position or materially increase our capital expenditures. Although these requirements impact the oil and gas and energy services industries, generally they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry. However, our business and prospects could be adversely affected by regulatory activity that prohibits or restricts our customers’ exploration and production activities, results in reduced demand for our services or imposes environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.
The following is a summary of some of the existing laws and regulations that apply in the United States and Europe, which serves as an example of the various laws and regulations to which we are subject. While laws vary widely in each jurisdiction, each of the laws and regulations below addresses environmental issues similar to those in most of the other jurisdictions in which we operate.

Spills and Releases. The Comprehensive Environmental Response, Compensation, and Liability Act in the U.S. (“CERCLA”), and similar state and foreign laws and regulations, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” and “operator” of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” However, we have to-date not received any notification that we are, or may be, potentially responsible for cleanup costs under CERCLA.
Offshore Regulation and Safety. In response to the Macondo well blowout incident in April 2010, the U.S. Department of Interior, through the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), has undertaken an aggressive overhaul of the offshore oil and natural gas regulatory process that has significantly impacted oil and gas development in the U.S. Gulf of Mexico. From time to time, new rules, regulations and requirements have been proposed and implemented by BOEM, BSEE or the United States Congress that materially limit or prohibit, and increase the cost of, offshore drilling. For example, in July 2016, BOEM and BSEE finalized a rule revising and adding planning and operational requirements for drilling on the U.S. Arctic Outer Continental Shelf. The final rule became effective September 13, 2016. Similarly, in April 2016, BSEE published a final blowout preventer systems and well control rule. This rule focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment, among other things. Additionally, in December 2016, President Obama withdrew 115 million acres in the U.S. Arctic Ocean and 3.8 million acres off the U.S. North and Mid-Atlantic coasts from future oil and gas activity under the Outer Continental Shelf Lands Act (“OCSLA”). This withdrawal follows a March 2016 decision by BOEM to not include the Mid- and South Atlantic Program Areas from the proposed Leasing Program from 2017 to 2022. BOEM also released a new Notice to Lessees and Operators in the Outer Continental Shelf in September 2016 that updates offshore bonding requirements. BOEM also recently proposed a rule that would update identification, modeling, measuring, and tracking of air emissions from oil and gas activity in federal waters of the Western and Central Gulf of Mexico and the Arctic Ocean.
These new rules, regulations and requirements, including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico and the Arctic, implementation of safety and environmental management systems, mandatory third party compliance audits, and the promulgation of numerous Notices to Lessees have impacted and may continue to impact our operations. In addition to these rules, regulations and requirements, the U.S. federal government is considering new legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the U.S. Gulf of Mexico, as well as regulations relating to the protection of the environment. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs. We are also subject to the Ports and Waterways Safety Act (“PWSA”) and similar regulations, which impose certain operational requirements on offshore rigs operating in the U.S. and governs liability for vessel or cargo loss, or damage to life, property, or the marine environment.
The Oil Pollution Act. The U.S. Oil Pollution Act of 1990 (“OPA”) and similar regulations, including but not limited to the International Convention for the Prevention of Pollution from Ships (“MARPOL”), adopted by the International Maritime Organization (“IMO”), as enforced in the United States through the domestic implementing law called the Act to Prevent Pollution from Ships, impose certain operational requirements on offshore rigs operating in the U.S. and govern liability for leaks, spills and blowouts involving pollutants. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. OPA initially established a liability limit for onshore facilities of $350 million, which was subsequently increased to $633.85 million by a U.S. Coast Guard final rule in November 2015. Liability for offshore facilities was initially limited to all removal costs plus up to $75 million in other damages; however, BOEM increased this liability limit to $133.65 million in December 2014. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.
Regulations under OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial assurance and other operating requirements will not have a material impact on our operations or financial condition.

Waste Handling. The U.S. Resource Conservation and Recovery Act (“RCRA”), and similar state, local and foreign laws and regulations govern the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. RCRA and many state counterparts specifically exclude from the definition of hazardous waste drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil and natural gas. As a result, our operations generate minimal quantities of RCRA hazardous wastes. However, these wastes may be regulated by the United States Environmental Protection Agency (“EPA”) or state agencies as solid waste. In addition, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated under RCRA as hazardous waste. We do not believe the current costs of managing our wastes, as they are presently classified, to be significant. However, any repeal or modification of this or similar exemption in similar state statutes, would increase the volume of hazardous waste we are required to manage and dispose of, and would cause us, as well as our competitors, to incur increased operating expenses with respect to our U.S. operations.
Water Discharges. The U.S. Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and similar state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water. In addition, the U.S. Coast Guard has promulgated requirements for ballast water management as well as supplemental ballast water requirements, which include limits applicable to specific discharge streams, such as deck runoff, bilge water and gray water. We do not anticipate that compliance with these laws will cause a material impact on our operations or financial condition.
Air Emissions. The U.S. Federal Clean Air Act and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and natural gas operations. New facilities may be required to obtain permits before operations can commence, and existing facilities may be required to obtain additional permits, and incur capital costs, in order to remain in compliance. The EPA is responsible for regulating air emissions on the Outer Continental Shelf apart from the Western and Central Gulf of Mexico and the Arctic Ocean, which are regulated by BOEM under OCSLA. In April 2016, BOEM proposed a rule that would impose new requirements for the identification, modeling, measuring, and tracking of air emissions from oil and gas activities in these regions. The proposed rule is aimed at updating BOEM’s air quality regulations to be more consistent with EPA’s current regulation of the national ambient air quality standards (“NAAQS”). Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. In general, we believe that compliance with the Clean Air Act and similar state laws and regulations will not have a material impact on our operations or financial condition.
Climate Change. There is increasing attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. The EPA regulates the permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V permitting programs, which require the use of “best available control technology” for GHG emissions from new and modified major stationary sources, which can sometimes include drillships. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain onshore and offshore oil and natural gas production facilities, on an annual basis. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year are now required to report annual GHG emissions to the EPA.
Further, proposed legislation has been introduced in Congress that would establish an economy-wide cap on emissions of GHG’s in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHG’s. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on all countries that had ratified it. In 2015, the United Nations Climate Change Conference in Paris resulted in the creation of the Paris Agreement. The Paris Agreement was signed on April 22, 2016 and requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. While it is not possible at this time to predict how new treaties and legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.
Countries in the European Union ("EU") implement the U.N.’s Kyoto Protocol on GHG emissions through the Emissions Trading System (“ETS”), though ETS will continue to require GHG reductions in the future that are not currently prescribed by the Kyoto Protocol or related agreements. The ETS program establishes a GHG “cap and trade” system for certain industry sectors, including power generation at some offshore facilities. Total GHG from these sectors is capped, and the cap is reduced over time to achieve a 21 percent GHG reduction from these sectors between 2005 and 2020. In July 2015, the European Commission presented a legislative proposal to revise the European Union ETS for the period after 2020 that includes a more rapid reduction in emission allowances, among other suggestions. This revision would also increase the 21 percent GHG reduction target for ETS sectors discussed above to 43 percent by 2030. The European Parliament and Council have yet to adopt legislation relating to this proposal. More generally, the EU Commission has proposed a roadmap for reducing emissions by 80 percent by 2050 compared to 1990 levels. Some EU member states have enacted additional and more long-term legally binding targets. For example, the UK has committed to reduce GHG emissions by 80 percent by 2050. These reduction targets may also be affected by future negotiations under the United Nations Framework Convention on Climate Change and its Kyoto Protocol and Paris Agreement.
Entities operating over the cap must either reduce their GHG emissions or purchase tradable emissions allowances, or EUAs, from other program participants, or purchase international GHG offset credits generated under the Kyoto Protocol’s Clean Development Mechanisms or Joint Implementation for international carbon trading after 2020. However, the Paris Agreement provides for the creation of a new market-based mechanism that could replace the Clean Development Mechanisms and Joint Implementation. As the cap declines, prices for emissions allowances or GHG offset credits may rise. However, due to the over-allocation of EUAs by EU member states in earlier phases and the impact of the recession in the EU, there has been a general over-supply of EUAs. The EU has recently approved amending legislation to withhold the auction of EUAs in a process known as “back-loading.” EU proposals for wider structural reform of the EU ETS may follow the enactment of the back-loading legislation. For example, in July and October 2015, the European Parliament and Council, respectively, approved a Market Stability Reserve. The Market Stability Reserve will start operating in January 2019 and is intended as a long-term solution to the oversupply. Both back-loading and wider structural reforms are aimed at reviving the EU carbon price.
In addition, the UK government, which implements ETS in the UK North Sea, has introduced a carbon price floor mechanism to place an incrementally increasing minimum price on carbon. Thus, the cost of compliance with ETS can be expected to increase over time. Additional member state climate change legislation may result in potentially material capital expenditures.
We have determined that combustion of diesel fuel (Scope 1) aboard all of our vessels worldwide is the Company’s primary source of GHG emissions, including carbon dioxide, methane and nitrous oxide. The data necessary to report indirect emissions from generation of purchased power (Scope 2) has not been previously collected. We will establish the necessary procedures to collect and report Scope 2 data.
For the year ended December 31, 2016, our estimated carbon dioxide equivalent (“CO2e”) gas emissions were 483,111 tonnes as compared to 625,829 tonnes for the year ended December 31, 2015. The decline in emissions was mostly due to a decrease in drillship engine use. When expressed as an intensity measure of tonnes of CO2e gas emissions per dollar of contract drilling revenues from continuing operations, both the 2016 and 2015 intensity measure was .0002.
Our Scope 1 CO2e gas emissions reporting has been prepared with reference to the requirements set out in the UK Companies Act 2006 Regulations 2013, the Environmental Reporting Guidelines (June 2013) issued by the Department for Environment Food & Rural Affairs, the World Resources Institute and World Business Council for Sustainable Development GHG Protocol Corporate Accounting and Reporting Standard Revised and the International Organization for Standardization (“ISO”) 14064-1, “Specification with guidance at the organizational level for quantification and reporting of greenhouse gas emissions and removals (2006).” We have used SANGEA™ Emissions Estimation Software to estimate CO2e gas of Scope 1 emissions based on diesel fuel consumption.
It is our intent to have the procedures related to GHG emissions independently assessed in the future.
Worker Safety. The U.S. Occupational Safety and Health Act (“OSHA”) and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. We believe that we are in substantial compliance with these requirements and with other applicable OSHA requirements.
On June 10, 2013, the European Union adopted a new directive, Directive 2013/30/EU, on the safety of offshore oil and gas operations within the exclusive economic zone (which can extend up to 200 nautical miles from a coast) or the continental shelf of any of its member states. The directive establishes minimum requirements for preventing major accidents in offshore oil and gas operations, and aims to limit the consequences of such accidents. All European Union member states were required to adopt national legislation or regulations by July 19, 2015 to implement the new directive’s requirements, which also include reporting requirements related to major safety and environmental hazards that must be satisfied before drilling can take place, as well as the use of “all suitable measures” to both prevent major accidents and limit the human health and environmental consequences of such a major accident should one occur. We believe that our operations are in substantial compliance with the requirements of the directive (as well as the extensive current health and safety regimes implemented in the member states in which we operate), but future developments could require the Company to incur significant costs to comply with its implementation.
International Regulatory Regime. The International Maritime Organization (“IMO”) provides international regulations governing shipping and international maritime trade. IMO regulations have been widely adopted by U.N. member countries, and in some jurisdictions in which we operate, these regulations have been expanded upon. The requirements contained in the

International Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, govern much of our drilling operations. Among other requirements, the ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.
The IMO has also adopted MARPOL, including Annex VI to MARPOL which sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI, which applies to all ships, fixed and floating drilling rigs and other floating platforms, imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with even more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling rigs, Annex VI imposes various survey and certification requirements. On July 15, 2011, the IMO approved mandatory measures to reduce emissions of GHGs from international shipping, requiring energy efficiency and survey and certification measures. These amendments to Annex VI apply to all ships of 400 gross tonnage and above and entered into force on January 1, 2013, affecting the operations of vessels that are registered in countries that are signatories to MARPOL Annex VI or vessels that call upon ports located within such countries. Moreover, 2008 amendments to Annex VI require the imposition of progressively stricter limitations on sulfur emissions from ships. These amendments required that, as of January 1, 2015, the sulfur content of marine fuel in SOx Emission Control Areas (“ECAs”) be limited to 0.10 percent m/m (mass by mass). The North American ECA became effective in August 2012. The North Sea and Baltic Sea ECAs have been in place since July 1, 2010. The North Sea ECA encompasses all of the North Sea and the full length of the English Channel. These regulations also established a global cap on the marine fuel sulfur content of 3.50 percent m/m in non-ECA areas that will decrease progressively to a 0.5 percent m/m cap by January 1, 2020. The amendments also establish new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.
The IMO has negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions such as the Ballast Water Management Convention, or BWM Convention. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with a requirement for mandatory ballast water treatment. The BWM Convention will enter into force on September 8, 2017, after having reached its 35 percent ratification trigger in September 2016. Upon the BWM Convention’s entry into force, all vessels in international traffic are to comply with the ballast water exchange standard. Thereafter, vessels will be required to meet the more stringent ballast water performance standard no later than the first intermediate or renewal survey following the Convention’s entry into force. All of our drilling rigs are in substantial compliance with the proposed terms of the BWM Convention.
The IMO has also adopted the International Convention for Civil Liability for Bunker Oil Pollution Damage of 2001, or Bunker Convention. The Bunker Convention provides a liability, compensation and compulsory insurance system for the victims of oil pollution damage caused by spills of bunker oil. Under the Bunker Convention, ship owners must pay compensation for pollution damage (including the cost of preventive measures) caused in the territory, including the territorial sea of a State Party, as well as its exclusive economic zone or equivalent area. Registered owners of any seagoing vessel and seaborne craft over 1,000 gross tons, of any type whatsoever, and registered in a State Party, or entering or leaving a port in the territory of a State Party, must maintain insurance which meets the requirements of the Bunker Convention and to obtain a certificate issued by a State Party attesting that such insurance is in force. The State issued certificate must be carried on board at all times. We believe that all of our drilling rigs are currently compliant in all material respects with these regulations.
The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.
Insurance and Indemnification Matters
Our operations are subject to many hazards inherent in the drilling business, including blowouts, fires, collisions, groundings, punch-throughs, and damage or loss from adverse weather and sea conditions. These hazards could cause personal injury or loss of life, loss of revenues, pollution and other environmental damage, damage to or destruction of property and equipment and oil and natural gas producing formations, and could result in claims by employees, customers or third parties and fines and penalties.
Our drilling contracts provide for varying levels of indemnification from our customers and in most cases also require us to indemnify our customers for certain losses. Under our drilling contracts, liability with respect to personnel and property is typically assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, generally irrespective of the fault or negligence of the party indemnified. In addition, our customers may indemnify us in certain instances for damage to our down-hole equipment and, in some cases, our subsea equipment. Also, we generally obtain a mutual waiver of consequential losses in our drilling contracts.
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
In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third-party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our P&I insurance program is renewed in April of each year and currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million. We also carry hull and machinery insurance that protects us again physical loss or damage to our drilling rigs, subject to a deductible.
Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read “We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all of the risks and hazards we face” included in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
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
Employees
At December 31, 2016, we had approximately 2,100 employees, excluding approximately 700 persons we engaged through labor contractors or agencies. Approximately 84 percent of our workforce is located offshore. Of our shorebased employees, approximately 70 percent are male. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.
We place considerable value on the involvement of our employees and maintain a practice of keeping them informed on matters affecting them, as well as on the performance of the Company. Accordingly, we conduct formal and informal meetings with employees, maintain a Company intranet website with matters of interest, issue periodic publications of Company activities and other matters of interest, and offer a variety of in-house training.
We are committed to a policy of recruitment and promotion on the basis of aptitude and ability without discrimination of any kind. Management actively pursues both the employment of disabled persons whenever a suitable vacancy arises and the continued employment and retraining of employees who become disabled while employed by the Company. Training and development is undertaken for all employees, including disabled persons.
Financial Information about Segments and Geographic Areas
Information regarding our revenues from external customers, segment profit or loss and total assets attributable to each segment for the last three fiscal years is presented in Part II, Item 8, “Financial Statements and Supplementary Data, Note 18 — Segment and Related Information.”
Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Part II, Item 8, “Financial Statements and Supplementary Data, Note 18 — Segment and Related Information.”
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 are available free of charge at our website at http://www.noblecorp.com. These filings are also available to the public at the U.S. Securities and Exchange Commission’s (the “SEC”) Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC’s website at http://www.sec.gov.
You may also find information related to our corporate governance, board committees and company code of ethics (and any amendments or waivers of compliance) at our website. Among the documents you can find there are the following:

•	Articles of Association;

•	Code of Business Conduct and Ethics;

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Health, Safety, Environment and Engineering Committee Charter;

•	Nominating and Corporate Governance Committee Charter; and

•	Finance Committee Charter.

Item 1A.	Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.
Risk Factors Relating to Our Business
Our business and results of operations have been materially hurt and our enterprise value has substantially declined due to current depressed market conditions which are the result of the dramatic drop in the oil price and the oversupply of offshore drilling rigs.
Brent crude has declined from approximately $112 per barrel on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $56 per barrel on February 15, 2017. In addition, a large number of offshore drilling rigs were constructed and added to the global fleet in the last few years, and a substantial number of additional rigs, including rigs built on speculation, are currently scheduled to enter the market in 2017. Also, many in our industry extended the lives of older rigs rather than retiring these rigs. These factors have led to a significant oversupply of drilling rigs at the same time that our customers have greatly reduced their planned exploration and development spending in response to the depressed price of oil. These factors have affected market conditions and led to a material decline in the demand for our services, the dayrates we are paid by our customers and the level of utilization of our drilling rigs. These poor market conditions, in turn, have led to a material deterioration in our results of operations. We have already experienced a substantial decline in the price of our shares, which has declined from $27.00 on August 4, 2014 post Spin-off to $7.32 at February 15, 2017. While the offshore contract drilling industry is highly cyclical and has experienced periods of low demand and higher demand, there can be no assurance as to when or to what extent these depressed market conditions, and our business, results of operations or enterprise value, will improve. Further, even if the price of oil and gas were to increase dramatically, we cannot assure you that there would be any increase in demand for our services.
Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, could have a material adverse effect on our business, financial condition and results of operations.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. As noted above, the price of oil and gas, and market expectations of potential changes in the price, significantly affect this level of activity, as well as dayrates which we can charge customers for our services. However, higher prices do not necessarily translate into increased drilling activity because our clients’ expectations of future commodity prices typically drive demand for our rigs. The price of oil and gas and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	expectations regarding future energy prices;

•	increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;

•	worldwide production and demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;

•	potential acceleration in the development, and the price and availability, of alternative fuels;

•	the level of production in non-OPEC countries;

•	worldwide financial instability or recessions;

•	regulatory restrictions or any moratorium on offshore drilling;

•	the discovery rate of new oil and gas reserves either onshore or offshore;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	oil refining capacity;

•	the ability of oil and gas companies to raise capital;

•	worldwide instability in the financial and credit sectors and a reduction in the availability of liquidity and credit;

•	the relative cost of offshore drilling versus onshore oil and gas production;

•	advances in exploration, development and production technology either onshore or offshore;

•	technical advances affecting energy consumption, including the displacement of hydrocarbons through increasing transportation fuel efficiencies;

•	merger and divestiture activity among oil and gas producers;

•	the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;

•	adverse weather conditions, including hurricanes, typhoons, winter storms and rough seas;

•	tax laws, regulations and policies;

•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;

•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism; and

•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
Adverse developments affecting the industry as a result of one or more of these factors, including any further decline in the price of oil and gas from their current depressed levels or the failure of the price of oil and gas to recover to a level that encourages our clients to expand their capital spending, a global recession, reduced demand for oil and gas products, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition and results of operations. The current downturn has already had a material adverse effect on demand for our services and is expected to have a material adverse effect on our business and results of operations.
The contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be materially reduced.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition, rig availability, location and suitability are the primary factors in determining which contractor is awarded a job, although other factors are important, including experience of the workforce, efficiency, safety performance record, technical capability and condition of equipment, operating integrity, reputation, industry standing and client relations. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. If current competitors, or new market entrants, implement new technical capabilities, services or standards that are more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition and results of operations.
In addition to intense competition, our industry has historically been cyclical. The contract drilling industry is currently in a period characterized by low demand for drilling services and excess rig supply. Periods of low demand or excess rig supply intensify the competition in the industry and may result in some of our rigs being idle or earning substantially lower dayrates for long periods of times. We cannot provide you with any assurances as to when such period will end, or when there will be higher demand for contract drilling services or a reduction in the number of drilling rigs.
The over-supply of rigs is contributing to a reduction in dayrates and demand for our rigs, which reduction may continue for some time and, therefore, is expected to further adversely impact our revenues and profitability.
Prior to the recent downturn, we experienced an extended period of high utilization and high dayrates, and industry participants materially increased the supply of drilling rigs by building new drilling rigs, including some that have not yet entered service. This increase in supply, combined with the decrease in demand for drilling rigs resulting from the substantial decline in the price of oil since mid-2014, has resulted in an oversupply of drilling rigs, which has contributed to the recent decline in utilization and dayrates.
We are currently experiencing competition from newbuild rigs that have either already entered the market or are scheduled to enter the market. The entry of these rigs into the market has resulted in lower dayrates for both newbuilds and existing rigs rolling off their current contracts. Lower utilization and dayrates have adversely affected our revenues and profitability and may continue to do so for some time in the future. In addition, our competitors may relocate rigs to geographic markets in which we operate, which could exacerbate excess rig supply and result in lower dayrates and utilization in those markets. To the extent that the drilling rigs currently under construction or on order do not have contracts upon their completion, there may be increased price competition as such vessels become operational, which could lead to a further reduction in dayrates and in utilization, and we may be required to idle additional drilling rigs. As a result, our business, financial condition and results of operations would be materially adversely affected.

We may record additional losses or impairment charges related to rigs to be sold or cold stacked or other capital equipment.
We evaluate the impairment of property and equipment whenever events or changes in circumstances (including a decision to cold stack, retire or sell rigs) indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis, we complete an impairment analysis on our rig fleet and capital spares. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. For example, based upon our annual impairment analysis as of the end of 2016 and 2015, we decided that we would no longer market certain rigs. In connection with these decisions, we recorded impairment charges of $285 million and $372 million, respectively, on these rigs during those periods. In addition, based upon our annual impairment analysis as of the end of 2016, we partially impaired the carrying value of three rigs to the estimated fair value and recorded an impairment charge of $1 billion. There can be no assurance that we will not have to take additional impairment charges in the future if current depressed market conditions persist.
We may not be able to renew or replace expiring contracts, and our customers may terminate or seek to renegotiate or repudiate our drilling contracts or may have financial difficulties which prevents them from meeting their obligations under our drilling contracts.
We had a number of customer contracts that expired in 2016 and will expire in 2017 and 2018. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers' expectations and assumptions of future oil prices and other factors. During 2016, a number of oil and gas companies, including some of our customers, have publicly announced significant reductions in their planned exploration and development spending during 2017 and beyond. These reductions in spending by our customers could further reduce the demand for contract drilling services and as a result, our business, financial condition and results of operations would be materially adversely affected.
Our customers may generally terminate our term drilling contracts if a drilling rig is destroyed or lost or if we have to suspend drilling operations for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In the case of nonperformance and under certain other conditions, our drilling contracts generally allow our customers to terminate without any payment to us. The terms of some of our drilling contracts permit the customer to terminate the contract after a specified notice period by tendering contractually specified termination amounts and, in some cases, without any payment. These termination payments, if any, may not fully compensate us for the loss of a contract. The early termination of a contract may result in a rig being idle for an extended period of time and a reduction in our contract backlog and associated revenue, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, during periods of depressed market conditions, such as the one we are currently experiencing, we are subject to an increased risk of our customers seeking to renegotiate or repudiate their contracts. The ability of our customers to perform their obligations under drilling contracts with us may also be adversely affected by the financial condition of the customer, restricted credit markets, economic downturns and industry downturns, such as the one we are currently experiencing. We may elect to renegotiate the rates we receive under our drilling contracts downward if we determine that to be a reasonable business solution. If our customers cancel or are unable to perform their obligations under their drilling contracts, including their payment obligations, and we are unable to secure new contracts on a timely basis on substantially similar terms or if we elect to renegotiate our drilling contracts and accept terms that are less favorable to us, it could have a material adverse effect on our business, financial condition and results of operations.
Our current backlog of contract drilling revenue may not be ultimately realized.
Generally, contract backlog only includes future revenues under firm commitments; however, from time to time, we may report anticipated commitments under letters of intent or award for which definitive agreements have not yet been, but are expected to be, executed. We may not be able to perform under these contracts as a result of operational or other breaches or due to events beyond our control, and we may not be able to ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us or that they will not seek to renegotiate or repudiate their contracts, especially during the current industry downturn. In estimating backlog, we make certain assumptions about applicable dayrates for our longer term contracts with dayrate adjustment mechanisms (like certain of our contracts with Shell). While we believe these assumptions are appropriate, we cannot assure you that actual results will mirror these assumptions. Our inability to perform under our contractual obligations or to execute definitive agreements, our customers’ inability or unwillingness to fulfill their contractual commitments to us, including as a result of contract repudiations or our decision to accept less favorable terms on our drilling contracts, or the failure of actual results to reflect the assumptions we use to estimate backlog for certain contracts, may have a material adverse effect on our business, financial condition and results of operations.
We are substantially dependent on several of our customers, including Shell and Statoil ASA, and the loss of these customers would have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts or reduction of their drilling programs. Shell accounted for approximately 38 percent of our consolidated operating revenues in 2016 and represents approximately 69 percent of our backlog at December 31, 2016. While Statoil ASA (“Statoil”) only represented one percent of our consolidated operating revenues for the year ended December 31, 2016, we expect Statoil to represent a more significant portion of our contract drilling revenue in the next few years due to the commencement of a four-year North Sea drilling contract by the Noble Lloyd Noble in November 2016. As a result of this contract commencement, Statoil now represents 18 percent of our backlog at December 31, 2016. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If either of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.
Supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.
Our reliance on third-party suppliers, manufacturers and service providers to secure equipment used in our drilling operations exposes us to volatility in the quality, price and availability of such items. Certain specialized parts and equipment we use in our operations may be available only from a single or small number of suppliers. A disruption in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls or other decreased availability or servicing of parts and equipment could adversely affect our ability to meet our commitments to customers, adversely impact our operations and revenues by resulting in uncompensated downtime, reduced day rates or the cancellation or termination of contracts, or increase our operating costs.
Our business involves numerous operating hazards.
Our operations are subject to many hazards inherent in the drilling business, including:

•	well blowouts;

•	fires;

•	collisions or groundings of offshore equipment and helicopter accidents;

•	punch-throughs;

•	mechanical or technological failures;

•	failure of our employees or third party contractors to comply with our internal environmental, health and safety guidelines;

•	pipe or cement failures and casing collapses, which could release oil, gas or drilling fluids;

•	geological formations with abnormal pressures;

•	loop currents or eddies;

•	failure of critical equipment;

•	toxic gas emanating from the well;

•	spillage handling and disposing of materials; and

•	adverse weather conditions, including hurricanes, typhoons, tsunamis, winter storms and rough seas.
These hazards could cause personal injury or loss of life, suspend drilling operations, result in regulatory investigation or penalties, seriously damage or destroy property and equipment, result in claims by employees, customers or third parties, cause environmental damage and cause substantial damage to oil and gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any of the hazards we face could have a material adverse effect on our business, financial condition and results of operations.
As part of our recent agreement with Paragon Offshore, we agreed to assume certain Mexican tax liabilities and bonding obligations.  These tax liabilities could cost more than we expect, and the bonding requirements could be greater than anticipated and also could affect our liquidity.  There can be no assurance that Paragon Offshore will satisfy its tax payment, cost reimbursement or other obligations when they become due.  If the bankruptcy court does not approve our settlement agreement with Paragon Offshore, we could be sued by Paragon Offshore or its creditors.

In February 2016, we entered into an agreement in principle (followed by a definitive settlement agreement entered into in April 2016 and still subject to approval of the bankruptcy court having jurisdiction over Paragon Offshore’s bankruptcy proceeding as discussed below) for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. We cannot make any assurances regarding the outcome of the tax assessments and claims, and the cost of these liabilities and the amount of bonding required could be greater than we anticipate.
We expect that we will be able to bond amounts required in Mexico using our current bonding facility. If the amount of bonding is greater than we anticipate, or we are required to maintain such bonds longer than we anticipate, then our current bonding facility may not be sufficient, and we would be required to use other sources for the bonding, including our credit facility, which could affect our liquidity and reduce the availability of credit for uses other than bonding Mexican tax liabilities.
In addition, Paragon Offshore is required under the terms of the settlement agreement to share equally in the payment of certain of the Mexican tax liabilities and the costs of administering the tax claims. If Paragon Offshore is unable or unwilling to pay its share of these tax liabilities or the costs to administer the tax claims, we could be forced to pay these amounts ourselves and seek reimbursement from Paragon Offshore. There can be no assurance that Paragon Offshore will be able to satisfy its share of the tax liabilities, reimburse us when such payments would be due or comply with other obligations under the settlement agreement or our tax sharing agreement. If Paragon Offshore is unable to satisfy these obligations, the underlying liabilities could have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 17 – Commitments and Contingencies.”
Paragon Offshore sought approval of a pre-negotiated plan of reorganization by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code in February 2016. Our settlement agreement with Paragon Offshore is subject to approval of Paragon Offshore’s bankruptcy plan. On October 28, 2016, the bankruptcy court having jurisdiction over the Paragon Offshore bankruptcy denied confirmation of Paragon Offshore’s bankruptcy plan. On January 18, 2017, Paragon Offshore announced that it had reached an agreement in principle with an ad hoc committee of secured debt holders on a term sheet to support a new bankruptcy plan. The term sheet contemplates that the existing settlement agreement between Noble and Paragon Offshore will be adopted under the new bankruptcy plan. Paragon Offshore also stated that it will seek to obtain court approval of the new bankruptcy plan as soon as possible in the first half of 2017. Paragon Offshore’s unsecured creditors are not parties to the agreement in principle, and have formed an ad hoc committee which we expect to oppose Paragon's new bankruptcy plan, including our settlement agreement. There can be no assurance that the bankruptcy court will ultimately approve our settlement agreement with Paragon Offshore or Paragon Offshore’s bankruptcy plan or that our settlement agreement will continue to be a part of their bankruptcy plan. If for any reason the agreement is not approved by the bankruptcy court or included in their plan or Paragon Offshore fails to exit bankruptcy, Paragon Offshore or its creditors could become adverse to us in any potential litigation relating to the Spin-off, including any alleged fraudulent conveyance claim in connection with the creation of Paragon Offshore as a stand-alone entity.
In connection with the Spin-off, we agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore agreed to indemnify us for certain liabilities. We have significant exposure to losses resulting from this obligation, and there can be no assurance that the Paragon Offshore indemnities will be sufficient to insure us against the full amount of the related liabilities, or that Paragon Offshore will be able or willing to satisfy its indemnification and other obligations in the future.
We entered into certain agreements with Paragon Offshore in connection with the Spin-off, including a master separation agreement, tax sharing agreement, transition services agreement and transition services agreement relating to our operations offshore Brazil. Pursuant to the agreements, we agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore agreed to indemnify us for certain liabilities. We could have significant exposure to losses resulting from our obligations under these agreements.
Third parties could seek to hold us responsible for any of the liabilities that Paragon Offshore has agreed to retain, and there can be no assurance that the indemnity from Paragon Offshore will be sufficient to protect us against the full amount of such liabilities, or that Paragon Offshore will be able or willing to fully satisfy its indemnification or performance obligations. Moreover, even if we ultimately succeed in recovering from Paragon Offshore any amounts for which we are held liable, we may be temporarily required to bear these losses. If Paragon Offshore is unable or unwilling to satisfy its indemnification and other obligations, the underlying liabilities could have a material adverse effect on our business, financial condition and results of operations.
We may experience downgrades in our credit ratings, which would increase our borrowing costs and potentially reduce our access to additional liquidity.
As a result of the decline in our credit ratings below investment grade in 2016, access to the commercial paper market became closed to us and we have terminated our commercial paper program. So long as such access is closed, any future borrowings would have to be made under our revolving credit facility. Our revolving credit facility has a provision which changes the applicable interest rate based upon our credit ratings, and these reduced credit ratings increase our interest expense for borrowings under our revolving credit facility.
In February 2016 Moody’s Investors Service downgraded our debt rating below investment grade, resulting in an interest rate increase of 1.00% on each of certain notes. Effective March 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.00% as a result of the downgrade. Effective April 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 6.95% and 7.95%, respectively, as a result of the downgrade.
In July 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.25% each, of the same notes. Effective September 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.25%. Effective October 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 7.20% and 8.20%, respectively. The weighted average coupon of all three tranches is now 7.12%.
In December 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.5% each, of the same notes. Effective March 16, 2017, the interest rate on our Senior Notes due 2018 is scheduled to increase to 5.75% as a result of the downgrade. Effective April 1, 2017, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 are scheduled to increase to 7.70% and 8.70%, respectively, as a result of this downgrade.
The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further (up to a maximum of an additional 25 basis points). Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit ratings.
We are exposed to risks relating to operations in international locations.
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	seizure, nationalization or expropriation of property or equipment;

•	monetary policies, government credit rating downgrades and potential defaults, and foreign currency fluctuations and devaluations;

•	limitations on the ability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	import-export quotas, wage and price controls, imposition of trade barriers and other forms of government regulation and economic conditions that are beyond our control;

•	delays in implementing private commercial arrangements as a result of government oversight;

•	financial or operational difficulties in complying with foreign bureaucratic actions;

•	changing taxation rules or policies;

•	other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;

•	governmental corruption;

•	piracy; and

•	terrorist acts, war, revolution and civil disturbances.
Further, we operate in certain less-developed countries with legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings. Examples of challenges of operating in these countries include:

•	procedural requirements for temporary import permits, which may be difficult to obtain;

•	the effect of certain temporary import permit regimes, where the duration of the permit does not coincide with the general term of the drilling contract; and

•	ongoing claims in Brazil related to withholding taxes payable on our service contracts.
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.
In addition, other governmental actions, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent, require partial local ownership or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.
Operating and maintenance costs of our rigs may be significant and may not correspond to revenue earned.
Our operating expenses and maintenance costs depend on a variety of factors including: crew costs, costs of provisions, equipment, insurance, maintenance and repairs, and shipyard costs, many of which are beyond our control. Our total operating costs are generally related to the number of drilling rigs in operation and the cost level in each country or region where such drilling rigs are located. Equipment maintenance costs fluctuate depending upon the type of activity that the drilling rig is performing and the age and condition of the equipment. Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues. While operating revenues may fluctuate as a function of changes in dayrate, costs for operating a rig may not be proportional to the dayrate received and may vary based on a variety of factors, including the scope and length of required rig preparations and the duration of the contractual period over which such expenditures are amortized. Any investments in our rigs may not result in an increased dayrate for or income from such rigs. A disproportionate amount of operating and maintenance costs in comparison to dayrates could have a material adverse effect on our business, financial condition and results of operations.
Drilling contracts with national oil companies may expose us to greater risks than we normally assume in drilling contracts with non-governmental clients.
Contracts with national oil companies are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our client without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us an early termination payment, collection risks and political risks. In addition, our ability to resolve disputes or enforce contractual provisions may be negatively impacted with these contracts. While we believe that the financial, commercial and risk allocation terms of these contracts and our operating safeguards mitigate these risks, we can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.
Governmental laws and regulations, including environmental laws and regulations, may add to our costs, result in delays, or limit our drilling activity.
Our business is affected by public policy and laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.
The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases, or GHGs. This increased attention may result in new environmental laws or regulations that may unfavorably impact us, our suppliers and our customers.
Our operations are also subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays, or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the U.S. Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that are classified as environmentally hazardous. Laws and regulations protecting the environment have generally become more stringent and in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.
As disclosed in Part II, Item 8, “Financial Statements and Supplementary Data, Note 17 — Commitments and Contingencies,” in November 2012, the U.S. Coast Guard in Alaska conducted an inspection and investigation of the Noble Discoverer and the Kulluk, a rig we were providing contract labor services for, and referred the matters to the DOJ for further investigation. In December 2014, a subsidiary reached a settlement with the DOJ regarding its investigation of the Noble Discoverer and the Kulluk. Under the terms of the plea agreement, the subsidiary pled guilty to violations relating to maintaining proper oil record books for the Noble Discoverer and Kulluk, maintaining proper ballast records for the Noble Discoverer and notification of hazardous conditions with respect to the Noble Discoverer. The subsidiary paid $8.2 million in fines and $4 million in community service payments and implemented a comprehensive environmental compliance plan. Under the plea agreement, we were also placed on probation for four years. If during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges.
Any violation of anti-bribery or anti-corruption laws, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us.
We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, the United Kingdom Bribery Act 2010, or U.K. Bribery Act, and similar laws in other countries. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Changes in, compliance with, or our failure to comply with the certain laws and regulations may negatively impact our operations and could have a material adverse effect on our results of operations.
Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:

•	the importing, exporting, equipping and operation of drilling rigs;

•	currency exchange controls;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.
Public and regulatory scrutiny of the energy industry has resulted in increased regulations being either proposed or implemented. In addition, existing regulations might be revised or reinterpreted, new laws, regulations and permitting requirements might be adopted or become applicable to us, our rigs, our customers, our vendors or our service providers, and future changes in laws and regulations could significantly increase our costs and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be required to post additional surety bonds to secure performance, tax, customs and other obligations relating to our rigs in jurisdictions where bonding requirements are already in effect and in other jurisdictions where we may operate in the future. These requirements would increase the cost of operating in these countries, which could materially adversely affect our business, financial condition and results of operations.
In response to the Macondo well blowout incident in April 2010, the U.S. Department of Interior, through the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), began an overhaul of the offshore oil and natural gas regulatory process that significantly impacted oil and gas development regulated by the United States. From time to time, new rules, regulations and requirements have been proposed and implemented by BOEM, BSEE or the United States Congress that could materially limit or prohibit, and increase the cost of, offshore drilling. For example, in July 2016, BOEM and BSEE finalized a rule revising and adding requirements for drilling on the U.S. Arctic Outer Continental Shelf. Similarly, in April 2016, BSEE announced a final blowout preventer systems and well control rule. BOEM also released a new Notice to Lessees and Operators in the Outer Continental Shelf in September 2016 that updates offshore bonding requirements. This update eliminates waivers of supplemental bonding and prohibits a company from relying on the financial strength of co-lessees unless co-lessees agree to allocate BOEM-determined self-insurance to the lease. These new bonding requirements may increase our customers’ operating costs and impact our customers’ ability to obtain leases, thereby, reducing demand for our services. We are also subject to increasing regulatory requirements and scrutiny in the North Sea jurisdictions and other countries. These new rules, regulations and requirements, including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico and elsewhere, implementation of safety and environmental management systems, mandatory third party compliance audits, and the promulgation of numerous Notices to Lessees or similar new regulatory requirements outside of the U.S., have impacted and may continue to impact our operations by causing increased costs, delays and operational restrictions. In addition to these rules, regulations and requirements, the U.S. federal government is considering new legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the U.S., as well as regulations relating to the protection of the environment. If the new regulations, policies, operating procedures and possibility of increased legal liability resulting from the adoption or amendment of rules and regulations applicable to our operations in the U.S. or other jurisdictions are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs.
Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation or increased permitting requirements. Legal proceedings or other matters against us, including environmental matters, suits, regulatory appeals, challenges to our permits by citizen groups and similar matters, might result in adverse decisions against us. The result of such adverse decisions, both individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
Operational interruptions or maintenance or repair work may cause our customers to suspend or reduce payment of dayrates until operation of the respective drilling rig is resumed, which may lead to loss of revenue or termination or renegotiation of the drilling contract.
If our drilling rigs are idle for reasons that are not related to the ability of the rig to operate, our customers are entitled to pay a waiting, or standby, rate lower than the full operational rate. In addition, if our drilling rigs are taken out of service for maintenance and repair for a period of time exceeding the scheduled maintenance periods set forth in our drilling contracts, we will not be entitled to payment of dayrates until the rig is able to work. Several factors could cause operational interruptions, including:

•	breakdowns of equipment and other unforeseen engineering problems;

•	work stoppages, including labor strikes;

•	shortages of material and skilled labor;

•	delays in repairs by suppliers;

•	surveys by government and maritime authorities;

•	periodic classification surveys;

•	inability to obtain permits;

•	severe weather, strong ocean currents or harsh operating conditions; and

•	force majeure events.
If the interruption of operations were to exceed a determined period due to an event of force majeure, our customers have the right to pay a rate that is significantly lower than the waiting rate for a period of time, and, thereafter, may terminate the drilling contracts related to the subject rig. Suspension of drilling contract payments, prolonged payment of reduced rates or termination of any drilling contract as a result of an interruption of operations as described herein could materially adversely affect our business, financial condition and results of operations.
As a result of our significant cash flow needs, we may be required to incur additional indebtedness, and in the event of lost market access, may have to delay or cancel discretionary capital expenditures.
Our cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures;

•	repayment of debt and interest; and

•	payments of dividends.
In the future, we may require funding for capital expenditures that is beyond the amount available to us from cash generated by our operations, cash on hand and borrowings under our existing bank credit facility. We may raise such additional capital in a number of ways, including accessing capital markets, obtaining additional lines of credit or disposing of assets. However, we can provide no assurance that any of these options will be available to us on terms acceptable to us or at all.
Our debt instruments could limit our operations and our debt level may limit our flexibility to obtain financing and pursue business opportunities. Our ability to obtain financing or to access the capital markets may be limited by our financial condition and our credit ratings at the time of any such financing and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, a depressed oil price, general economic conditions and uncertainties that are beyond our control. Even if we are successful in obtaining additional capital through debt financings, incurring additional indebtedness may significantly increase our interest expense and may reduce our flexibility to respond to changing business and economic conditions or to fund working capital needs, because we will require additional funds to service our outstanding indebtedness.

We may delay or cancel discretionary capital expenditures, which could have certain adverse consequences, including delaying upgrades or equipment purchases that could make the affected rigs less competitive, adversely affect customer relationships and negatively impact our ability to contract such rigs.
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
Our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims. Our insurance policies may also have exclusions of coverage for some losses. Uninsured exposures may include expatriate activities prohibited by U.S. laws, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. Furthermore, the damage sustained to offshore oil and gas assets in the U.S. as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils due to the price or lack of availability of coverage. Accordingly, we have in the past self-insured the rigs in the U.S. Gulf of Mexico for named windstorm perils. We currently have U.S. windstorm coverage for most of our U.S. fleet subject to limit, but will continue to monitor the insurance market conditions in the future and may decide not to, or be unable to, purchase named windstorm coverage for some or all of the rigs operating in the U.S. Gulf of Mexico.
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
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, cyber risks, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our business, financial condition and results of operations.
A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition and results of operations.
Income tax returns that we file will be subject to review and examination. We will not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase substantially and result in a material adverse effect on our financial condition.
Our consolidated effective income tax rate may vary substantially from one reporting period to another.
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in U.K., U.S. and other foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. In addition, as a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. If we are unable to mitigate the negative consequences of any change in law, audit, business activity or other matter, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and/or cash flows.
Our operations are subject to numerous laws and regulations relating to the protection of the environment and of human health and safety, and compliance with these laws and regulations could impose significant costs and liabilities that exceed our current expectations.
Substantial costs, liabilities, delays and other significant issues could arise from environmental, health and safety laws and regulations covering our operations, and we may incur substantial costs and liabilities in maintaining compliance with such laws and regulations. Our operations are subject to extensive international conventions and treaties, and national or federal, state and local laws and regulations, governing environmental protection, including with respect to the discharge of materials into the environment and the security of chemical and industrial facilities. These laws govern a wide range of environmental issues, including:

•	the release of oil, drilling fluids, natural gas or other materials into the environment;

•	air emissions from our drilling rigs or our facilities;

•	handling, cleanup and remediation of solid and hazardous wastes at our drilling rigs or our facilities or at locations to which we have sent wastes for disposal;

•	restrictions on chemicals and other hazardous substances; and

•
wildlife protection, including regulations that ensure our activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species.

Various governmental authorities have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits, or the release of oil or other materials into the environment, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of moratoria or injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases, or could affect our relationship with certain consumers.
There is an inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to the handling of our customers’ hydrocarbon products as they are gathered, transported, processed and stored, air emissions related to our operations, historical industry operations, and water and waste disposal practices. Joint, several or strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with past, present or future spills or releases of natural gas, oil and wastes on, under, or from past, present or future facilities. Private parties may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.
Our business may be adversely affected by increased costs due to stricter pollution control equipment requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs. In addition, the steps we could be required to take to bring certain facilities into regulatory compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our operations, as well as waste management and air emissions. For instance, governmental agencies could impose additional safety requirements, which could affect our profitability. Further, new environmental laws and regulations might adversely affect our customers, which in turn could affect our profitability.
Finally, although some of our drilling rigs will be separately owned by our subsidiaries, under certain circumstances a parent company and all of the unit-owning affiliates in a group under common control engaged in a joint venture could be held liable for damages or debts owed by one of the affiliates, including liabilities for oil spills under environmental laws. Therefore, it is possible that we could be subject to liability upon a judgment against us or any one of our subsidiaries.

Refurbishment, conversion or upgrades of rigs are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.
We will continue to make upgrades, refurbishment and repair expenditures to our fleet from time to time, some of which may be unplanned. Our customers may also require certain shipyard reliability upgrade projects for our rigs. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:

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
The failure to complete a rig repair, upgrade, refurbishment or new construction on time, or at all, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures for rig repair, upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, when our rigs are undergoing upgrade, refurbishment and repair, they may not earn a dayrate during the period they are out of service. If we experience substantial delays and cost overruns in our shipyard projects, it could have a material adverse effect on our business, financial condition and results of operations. We currently have no new rigs under construction.
Acts of terrorism, piracy and political and social unrest could affect the markets for drilling services, which may have a material adverse effect on our results of operations.
Acts of terrorism and social unrest, brought about by world political events or otherwise, have caused instability in the world’s financial and insurance markets in the past and may occur in the future. Such acts could be directed against companies such as ours. In addition, acts of terrorism, piracy and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Insurance premiums could increase and coverage may be unavailable in the future. Government regulations may effectively preclude us from engaging in business activities in certain countries. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.
Our drilling contracts do not generally provide indemnification against loss of capital assets or loss of revenues resulting from acts of terrorism, piracy or political or social unrest. We have limited insurance for our assets providing coverage for physical damage losses resulting from risks, such as terrorist acts, piracy, vandalism, sabotage, civil unrest, expropriation and acts of war, and we do not carry insurance for loss of revenues resulting from such risks.
Our information technology systems and those of our service providers are subject to cybersecurity risks and threats.
We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers’ systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cybersecurity attacks, and may elect to not obtain such insurance in the future.

Failure to attract and retain skilled personnel or an increase in personnel costs could adversely affect our operations.
We require skilled personnel to operate and provide technical services and support for our drilling units. In the past, during periods of high demand for drilling services and increasing worldwide industry fleet size, shortages of qualified personnel have occurred. During periods of low demand, such as the one we are currently experiencing, there are layoffs of qualified personnel, who often find work with competitors or leave the industry.  As a result, once market conditions improve, we may face shortages of qualified personnel, which would impair our ability to attract qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations.
Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our employees and contractors in international markets are represented by labor unions or work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Efforts may be made from time to time to unionize portions of our workforce. In addition, we may be subject to strikes or work stoppages and other labor disruptions in the future. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our operational flexibility.
Any failure to comply with the complex laws and regulations governing international trade could adversely affect our operations.
The shipment of goods, services and technology across international borders subjects our business to extensive trade laws and regulations. Import activities are governed by unique customs laws and regulations in each of the countries of operation. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. U.S. sanctions, in particular, are targeted against certain countries that are heavily involved in the petroleum and petrochemical industries, which includes drilling activities.
The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory trading obligations could also result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.
Currently, we do not, nor do we intend to, operate in countries that are subject to significant sanctions and embargoes imposed by the U.S. government or identified by the U.S. government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. Although we believe that we will be in compliance with all applicable sanctions and embargo laws and regulations at the filing date, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into drilling contracts with individuals or entities in countries subject to significant U.S. sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments.
Pension expenses associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions, future investment performance of plan assets and legislative or other regulatory actions.
A portion of our current and retired employee population is covered by pension and other post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit plan assets, discount rates for future payment obligations, mortality assumptions, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and other post-retirement benefit plans are subject to legislative and other government regulatory actions. Future changes in estimates and assumptions associated with our pension and other post-

retirement benefit plans could have a material adverse effect on our financial condition, results of operations, cash flows and/or financial disclosures.
Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us.
We may experience currency exchange losses when revenues are received or expenses are paid in nonconvertible currencies, when we do not hedge an exposure to a foreign currency or when the result of a hedge is a loss. We may also incur losses as a result of an inability to collect revenues due to a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
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
We are a holding company, and we are dependent upon cash flow from subsidiaries to meet our obligations.
We currently conduct our operations through our subsidiaries, and our operating income and cash flow are generated by our subsidiaries. As a result, cash we obtain from our subsidiaries is the principal source of funds necessary to meet our debt service obligations. Contractual provisions or laws, as well as our subsidiaries’ financial condition and operating requirements, may limit our ability to obtain the cash that we require from our subsidiaries to pay our debt service obligations. Applicable tax laws may also subject such payments to us by our subsidiaries to further taxation.
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this report regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These factors include those described in “Risk Factors” above, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Drilling Fleet
Our drilling fleet is composed of the following types of units: drillships, semisubmersibles, and jackups. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

Drillships
Our drillships are self-propelled vessels. These units maintain their position over the well through the use of a computer-controlled dynamic positioning system. Certain of our drillships are capable of drilling in water depths up to 12,000 feet.
As of the filing date of this Annual Report on Form 10-K, our drillship fleet consisted of the following eight units:

•	four dynamically positioned Gusto Engineering Class drillships;

•	two dynamically positioned Bully-class drillships operated by us through a 50 percent joint venture with a subsidiary of Shell; and

•	two dynamically positioned Globetrotter-class drillships.
Semisubmersibles
Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations in order to improve stability. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system and can drill in many areas where jackups cannot drill. Semisubmersibles normally require water depths of at least 200 feet in order to conduct operations. Certain of our semisubmersibles are capable of drilling in water depths of up to 12,000 feet.
As of the filing date of this Annual Report on Form 10-K, our semisubmersible fleet consisted of the following six units:

•	two Noble EVA-4000™ semisubmersibles;

•	two modified Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles; and

•	two modified Bingo 9000 design unit, dynamically positioned semisubmersibles.
Jackups
Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling in maximum water depths from approximately 300-500 feet. As of the filing date of this Annual Report on Form 10-K, we had 14 jackups in our fleet, including one high-specification, harsh environment jackup.

Offshore Fleet Table
The following table sets forth certain information concerning our offshore fleet at February 23, 2017. We operate and own all of the units included in the table.

Name	Make	Year Built or Rebuilt (1)	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status (2)
Drillships—8
Noble Bob Douglas	GustoMSC P10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Bully I (4)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	U.S. Gulf of Mexico	Active
Noble Bully II (4)	GustoMSC Bully PRD 12000	2011 N	10,000	40,000	Malaysia	Active
Noble Don Taylor	GustoMSC P10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Globetrotter I	Globetrotter Class	2011 N	10,000	30,000	U.S. Gulf of Mexico	Active
Noble Globetrotter II	Globetrotter Class	2013 N	10,000	30,000	South Africa	Active
Noble Sam Croft	GustoMSC P10000	2014 N	12,000	40,000	U.S. Gulf of Mexico	Available
Noble Tom Madden	GustoMSC P10000	2014 N	12,000	40,000	U.S. Gulf of Mexico	Available
Semisubmersibles—6
Noble Amos Runner	Noble EVA-4000™	1999 R/2008 M	8,000	32,500	U.S. Gulf of Mexico	Stacked
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	Singapore	Available
Noble Danny Adkins	Bingo 9000-DP	2009 R	12,000	35,000	U.S. Gulf of Mexico	Stacked
Noble Dave Beard	F&G 9500 Enhanced Pacesetter-DP	2009 R	10,000	35,000	Singapore	Stacked
Noble Jim Day	Bingo 9000-DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Stacked
Noble Paul Romano	Noble EVA-4000™	1998 R/2007 M	6,000	32,500	U.S. Gulf of Mexico	Active
Independent Leg Cantilevered Jackups—14
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble David Tinsley	Modec 300C-38	2010 R	300	25,000	U.A.E.	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Saudi Arabia	Active
Noble Hans Deul (3)	F&G JU-2000E	2009 N	400	30,000	U.K.	Active
Noble Houston Colbert (3)	F&G JU-3000N	2014 N	400	30,000	Qatar	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Saudi Arabia	Active
Noble Lloyd Noble (3)	GustoMSC CJ70-x150-ST	2016 N	500	32,000	U.K.	Active
Noble Mick O’Brien (3)	F&G JU-3000N	2013 N	400	30,000	U.A.E.	Active
Noble Regina Allen (3)	F&G JU-3000N	2013 N	400	30,000	U.K.	Active
Noble Roger Lewis (3)	F&G JU-2000E	2007 N	400	30,000	Saudi Arabia	Active
Noble Sam Hartley (3)	F&G JU-3000N	2014 N	400	30,000	Brunei	Active
Noble Sam Turner (3)	F&G JU-3000N	2014 N	400	30,000	Denmark	Active
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Prosser (3)	F&G JU-3000N	2014 N	400	30,000	U.A.E.	Available
Footnotes to Drilling Fleet Table

1.
Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

2.
Rigs listed as “active” are operating, or preparing to operate, under contract; rigs listed as “available” are actively seeking contracts and may include those that are idle or warm stacked; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and have reduced or no crew and are not actively marketed in present market conditions.

3.	Harsh environment capability.

4.
We own and operate the Noble Bully I and Noble Bully II through joint ventures with a subsidiary of Shell. Under the terms of the joint venture agreements, each party has an equal 50 percent ownership stake in both vessels.

Facilities
Our corporate headquarters is located in London, England. We also maintain offices in Sugar Land, Texas, where significant worldwide global support activity occurs. In addition, we own and lease operational, administrative and marketing offices, as well as other sites used primarily for operations, storage and maintenance and repairs for drilling rigs and equipment in various locations worldwide.

Item 3.	Legal Proceedings.
Information regarding legal proceedings is set forth in Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
Noble-UK shares are listed and traded on the New York Stock Exchange under the symbol “NE.” The following table sets forth for the periods indicated the high and low sales prices and dividends or returns of capital declared and paid in U.S. Dollars per share:

	High	Low	Cash Dividends Declared and Paid
2016
Fourth quarter	$7.64	$4.64	$—
Third quarter	8.94	5.12	0.020
Second quarter	11.98	8.07	0.020
First quarter	13.56	6.91	0.150

2015
Fourth quarter	$14.22	$10.55	$0.150
Third quarter	15.27	10.46	0.375
Second quarter	18.16	14.45	0.375
First quarter	19.51	13.55	0.375
Our most recent quarterly dividend payment to shareholders, totaling approximately $5 million (or $0.02 per share), was declared on July 22, 2016 and paid on August 8, 2016 to holders of record on August 1, 2016.
Our Board of Directors eliminated our quarterly cash dividend of $0.02 per share, beginning in the fourth quarter of 2016.
The declaration and payment of dividends requires the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
On February 15, 2017, there were 244,676,954 shares outstanding held by 341 shareholder accounts of record.

UK Tax Consequences to Shareholders of Noble-UK
The tax consequences discussed below do not reflect a complete analysis or listing of all the possible tax consequences that may be relevant to shareholders of Noble. Shareholders should consult their own tax advisors in respect of the tax consequences related to receipt, ownership, purchase or sale or other disposition of our shares.
UK Income Tax on Dividends and Similar Distributions
A non-UK tax resident holder will not be subject to UK income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in the UK by such non-UK holder.
Disposition of Noble-UK Shares
Shareholders who are neither UK tax resident nor holding their Noble-UK shares in connection with a trade carried on through a permanent establishment in the UK will not be subject to any UK taxes on chargeable gains as a result of any disposals of their shares. Noble-UK shares held outside the facilities of The Depository Trust Company (“DTC”) should be treated as UK situs assets for the purpose of UK inheritance tax.
UK Withholding Tax—Dividends to Shareholders
Payments of dividends by Noble-UK will not be subject to any withholding in respect of UK taxation, regardless of the tax residence of the recipient shareholder.
Stamp Duty and Stamp Duty Reserve Tax in Relation to the Transfer of Shares
Stamp duty and/or stamp duty reserve tax (“SDRT”) are imposed by the UK on certain transfers of chargeable securities (which include shares in companies incorporated in the UK) at a rate of 0.5 percent of the consideration paid for the transfers in question. Certain transfers of shares to depositaries or into clearance systems are charged at a higher rate of 1.5 percent. Her Majesty’s Revenue and Customs (“HMRC”) regard DTC as a clearance system for these purposes.
Transfers of the Ordinary Shares through the facilities of DTC will not attract a charge to stamp duty or SDRT in the UK. Any transfer of title to Ordinary Shares from within those facilities to a holder outside those facilities, and any subsequent transfers that occur entirely outside those facilities, will ordinarily attract stamp duty or SDRT at a rate of 0.5 percent. This duty must be paid (and, where relevant, the transfer document stamped by HMRC) before the transfer can be registered in the books of Noble-UK. However, if those Ordinary Shares of Noble-UK are redeposited into the facilities of DTC, that redeposit will attract stamp duty or SDRT at the rate of 1.5 percent.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of such shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization at an average price of $16.10 per share, excluding commissions and stamp tax, for a total cost of approximately $101 million. All share repurchases were made in the open market and were pursuant to the share repurchase program discussed above. All shares repurchased during 2015 were immediately cancelled. During the year ended December 31, 2016, we did not repurchase any of our shares.

Stock Performance Graph
This graph shows the cumulative total shareholder return of our shares over the five-year period ending December 31, 2016. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on January 1, 2012 and that all dividends or distributions and returns of capital were reinvested on the date of payment.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Noble Corporation
S&P 500 Index
Dow Jones U.S. Oil Equipment & Services Index

	INDEXED RETURNS Year Ended December 31,
Company / Index	2012	2013	2014	2015	2016
Noble-UK	$116.98	$128.45	$67.77	$47.01	$26.98
S&P 500 Index	116.00	153.57	174.60	177.01	198.18
Dow Jones U.S. Oil Equipment & Services	100.33	128.83	106.64	82.67	105.26

Investors are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.
The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.
The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2016, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues from continuing operations	$2,302,065	$3,352,252	$3,232,504	$2,538,143	$2,200,699
Net income (loss) from continuing operations attributable to Noble-UK (1)	(929,580)	511,000	(152,011)	478,595	414,389
Net income (loss) from continuing operations per share attributable to Noble-UK:
Basic	(3.82)	2.06	(0.60)	1.86	1.63
Diluted	(3.82)	2.06	(0.60)	1.86	1.63
Balance Sheet Data (at end of period)
Cash and marketable securities	$725,722	$512,245	$68,510	$114,458	$282,092
Property and equipment, net	10,061,948	11,483,623	12,112,509	14,558,090	13,025,972
Total assets (5)	11,440,117	12,865,645	13,266,480	16,194,639	14,580,886
Long-term debt (5)	4,040,229	4,162,638	4,848,678	5,532,933	4,607,487
Total debt (2) (5)	4,340,111	4,462,562	4,848,678	5,532,933	4,607,487
Total equity	6,467,445	7,422,230	7,287,034	9,050,028	8,488,290
Other Data
Net cash from operating activities	$1,128,282	$1,762,351	$1,778,208	$1,702,317	$1,381,693
Net cash from investing activities	(669,931)	(432,537)	(2,109,268)	(2,485,107)	(1,790,888)
Net cash from financing activities	(244,874)	(886,079)	285,112	615,156	452,091
Capital expenditures (3)	659,925	422,544	2,072,885	2,487,520	1,669,811
Working capital (4) (5)	$559,321	377,034	259,888	339,020	393,876
Cash distributions declared per share	0.20	1.28	1.50	0.76	0.54

(1)	Results for 2016, 2015, 2014, 2013 and 2012 include impairment charges of $1.5 billion, $418 million, $745 million, $4 million and $20 million, respectively.

(2)	Consists of Long-term debt and Current maturities of long-term debt.

(3)	Capital expenditures includes expenditures made for rigs that were ultimately transferred to Paragon Offshore as part of the Spin-off.

(4)	Working capital is calculated as current assets less current liabilities.

(5)
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standard Update No. 2015-3, unamortized debt issuance costs related to our senior notes are now shown as a direct reduction of the carrying amount of the related debt. See Part II, Item 8, “Financial Statements and Supplementary Data", Note 1 and Note 9 for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2016 and 2015, and our results of operations for each of the years in the three-year period ended December 31, 2016. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the year ended December 31, 2016 filed by Noble-UK and Noble-Cayman.
The results of operations for Paragon Offshore prior to August 1, 2014, the Spin-off date, and non-recurring costs related to the Spin-off have been classified as discontinued operations for all periods presented in this report. The terms “earnings” and “loss” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to income or loss from continuing operations. Income or loss from continuing operations is representative of the Company’s current business operations and focus.
Executive Overview
Our 2016 financial and operating results from continuing operations include:

•	operating revenues totaling $2.3 billion;

•	net loss of $930 million, or $3.82 per diluted share, which includes a $1.3 billion after-tax impairment charge recognized on five of our rigs and certain capital spare equipment; and

•	net cash from operating activities totaling $1.1 billion.
The business environment for offshore drillers during 2016 remained challenging. A rig supply imbalance expanded throughout 2016, primarily due to reduced offshore spending by customers, leaving a growing number of rigs without follow-on drilling programs as contracts expired. In addition, newbuild rigs ordered prior to the decline in industry activity continue to exit shipyards, adding to the supply imbalance. Our customers have adopted a cautious approach to offshore spending as crude oil prices declined from approximately $112 per barrel on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $56 per barrel on February 15, 2017. We expect that the offshore drilling programs of operators will remain curtailed, especially exploration activity, until higher, sustained crude oil prices are achieved. Until then, further deterioration in rig utilization and dayrates is possible.
We expect the business environment for 2017 to remain weak and it could potentially deteriorate further. The present subdued level of global economic activity, the uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”) in November 2016, the incremental production capacity in non-OPEC countries, including the current U.S. political environment, and the Brexit vote in the UK are contributing to an uncertain oil price environment, leading to considerable uncertainity in our customers’ exploration and production spending plans. However, the production limits recently agreed to by OPEC could help to establish market conditions supporting higher, sustained crude prices in 2017. In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will end. While current market conditions persist, we will continue to focus on operating efficiency, cost control and managing liquidity and could stack or retire additional drilling rigs.
While we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry, we believe we are strategically well positioned.
We believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. We expect the persistent rig supply imbalance to improve over time, with the combination of further fleet attrition and a rebound in offshore spending by our customers. Also, we believe the ultimate market recovery will benefit from any sustained under-investment by customers during the current phase of the market cycle.
Our business strategy focuses on a balanced fleet of both deepwater drilling and high-specification jackup assets and the deployment of our drilling rigs in important oil and gas basins around the world.
Over the past five years, we have expanded our drilling fleet through our newbuild program. We took delivery of our remaining newbuild, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, in July 2016. The Noble Lloyd Noble has commenced operations in November 2016 under a four-year contract in the North Sea. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also continue to evaluate opportunities to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
Impairment
We evaluate the impairment of property and equipment whenever events or changes in circumstances (including the decision to cold stack, retire or sale a rig) indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis in the fourth quarter, we complete an impairment analysis on our rig fleet. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future.
In connection with our annual impairment analysis as of the end of 2016, we identified indicators that certain assets in our fleet might not be recoverable. Such indicators included the significant supply/demand rig imbalance, additional customer suspensions of drilling programs, contract cancellations and a further reduction in the number of new contract opportunities, resulting in a reduced number of overall drilling contracts. As a result of our year-end testing, we determined that the carrying amounts of certain drilling units were impaired. We estimated the fair values of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating day rates, operating costs, utilization rates, capital expenditures, reactivation costs and estimated economic useful lives. Based upon our annual impairment analysis, we impaired the carrying values to estimated fair values for the Noble Amos Runner, the Noble Clyde Boudreaux and the Noble Dave Beard. The impairment charge related to these units was approximately $1 billion.
If we believe that one of our drilling units is no longer marketable or is otherwise unlikely to return to active service, we may elect to retire the unit and/or sell the unit at a value that may be substantially below its book value, and recognize an impairment charge that reduces the asset’s carrying value to the estimated fair value. In late December 2016, we decided to retire from service and sell for scrap our semisubmersible, the Noble Max Smith, which we sold in December for approximately $1 million, and we recognized an impairment charge of approximately $165 million. We will continue to analyze the market and our expectations for our fleet, and we may retire and/or sell other units (which may be at a substantial loss compared to book value) if we conclude that it is appropriate to do so.
Also in the fourth quarter of 2016, in connection with our annual impairment analysis, we concluded that the semisubmersible, the Noble Homer Ferrington and certain capital spare equipment would not be utilized in the foreseeable future, and we recognized an impairment charge of $120 million and $154 million, respectively. In the second quarter of 2016, we recognized a charge of approximately $17 million for the impairment of certain capital spare equipment based upon our decision to dispose of this equipment.
In connection with our 2015 annual impairment analysis, we decided that we would no longer market one of our drillships, the Noble Discoverer. The decision was a result of the termination of the contract for this rig by Shell in December 2015 and the decreased opportunities for rigs of this type in the current marketplace. We also reviewed assumptions on the future marketability of one of our jackups, the Noble Charles Copeland, after its contract completion in late September 2015, with consideration given to its years in service, limited technical features and anticipated capital requirements in light of the current market conditions. As a result of this analysis, we decided to discontinue marketing this unit. Additionally, as a result of a year-end 2015 review of capital spare equipment, we elected to retire certain capital spare equipment. We evaluated these units and capital spare equipment for impairment and recorded an impairment charge of $406 million for the year ended December 31, 2015.
Also in 2015, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on quotes from brokers of similar assets (Level 2). Based on these estimates, we recorded an impairment charge of approximately $13 million for the year ended December 31, 2015.
In connection with our 2014 annual impairment analysis, we decided to discontinue marketing three of our semisubmersibles, the Noble Driller, the Noble Jim Thompson and the Noble Paul Wolff, because of then current market conditions. We evaluated these units for impairments and recorded an impairment charge of $685 million on these units. Additionally, we fully impaired the $60 million of goodwill on our books, which originated from the acquisition of FDR Holdings Limited (“Frontier”) in 2010, as a result of a significant decline in the market value of our stock, a decrease in oil and gas prices, significant reductions in the projected dayrates for new contracts and reduced utilization forecasts.
Spin-off of Paragon Offshore plc
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program. The results of operations for Paragon Offshore prior to the Spin-off date and incremental Spin-off related costs have been classified as discontinued operations for the year ended December 31, 2014. There were no discontinued operations in 2016 or 2015.
In April 2016, we entered into a settlement agreement with Paragon Offshore (following the execution of an agreement in principle in February 2016) under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The settlement agreement with Paragon Offshore is subject to the approval of Paragon Offshore's bankruptcy plan by the bankruptcy court. On October 28, 2016, the bankruptcy court having jurisdiction over the Paragon Offshore bankruptcy denied confirmation of Paragon Offshore’s bankruptcy plan. On January 18, 2017, Paragon Offshore announced that it had reached an agreement in principle with an ad hoc committee of secured debt holders on a term sheet to support a new bankruptcy plan. The term sheet contemplates that the existing settlement agreement between Noble and Paragon Offshore will be adopted under the new bankruptcy plan. Paragon Offshore also stated that it will seek to obtain court approval of the new bankruptcy plan as soon as possible in the first half of 2017. Paragon Offshore’s unsecured creditors are not parties to the agreement in principle, and have formed an ad hoc committee which we expect to oppose Paragon's new bankruptcy plan, including our settlement. There can be no assurance that the bankruptcy court will ultimately approve our settlement agreement with Paragon Offshore or Paragon Offshore’s bankruptcy plan. If for any reason the agreement is not approved by the bankruptcy court or included as part of an approved plan or Paragon Offshore fails to exit bankruptcy, Paragon Offshore or its creditors could become adverse to us in any potential litigation relating to the Spin-off, including any alleged fraudulent conveyance claim in connection with the creation of Paragon Offshore as a stand-alone entity. For additional information regarding the Spin-off, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 2—Spin-off of Paragon Offshore plc ("Paragon Offshore")” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 17—Commitments and Contingencies.”
Prior to the completion of the Spin-off, Noble and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off.
Master Separation Agreement (“MSA”)
The general terms and conditions relating to the separation and Spin-off are set forth in the MSA. The MSA identifies the assets transferred, liabilities assumed and contracts assigned either to Paragon Offshore by us or by Paragon Offshore to us in the separation and describes when and how these transfers, assumptions and assignments would occur. The MSA provides for, among other things, Paragon Offshore’s responsibility for liabilities relating to its business and the responsibility of Noble for liabilities related to our, and in certain limited cases, Paragon Offshore’s business, in each case irrespective of when the liability arose. The MSA also contains indemnification obligations and ongoing commitments by us and Paragon Offshore.
Employee Matters Agreement (“EMA”)
The EMA allocates liabilities and responsibilities between us and Paragon Offshore relating to employment, compensation and benefits and other employment related matters.
Tax Sharing Agreement
The tax sharing agreement provides for the allocation of tax liabilities and benefits between us and Paragon Offshore and governs the parties’ assistance with tax-related claims.
Transition Services Agreements
Under two transition services agreements, we agreed to continue, for a limited period of time, to provide various interim support services to Paragon Offshore, and Paragon Offshore agreed to provide various interim support services to us, including providing operational and administrative support for our remaining Brazilian operations. As of May 2016, we no longer had any rigs operating in Brazil.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of December 31, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2017	2018	2019	2020	2021-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (3)(5)	$2,252	$537	$459	$348	$326	$582
Jackups (2)	1,027	468	285	159	115	—
Total (1)	$3,279	$1,005	$744	$507	$441	$582
Percent of Available Days Committed (4)
Semisubmersibles/Drillships		33%	29%	22%	21%	13%
Jackups		71%	36%	7%	5%	—%
Total		52%	32%	15%	13%	7%

(1)
Some of our drilling contracts provide the customer with certain early termination rights and, in very limited cases, these termination rights require minimal or no notice or financial penalties. No notifications of contract terminations have been received as of February 24, 2017.

(2)
Our Saudi Aramco contract rates were adjusted downward for 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. Instead, we expect the contract rates to be in the general range of the amended rates for 2016 through the end of each respective contract and the 2017 rates for the Noble Joe Beall and Noble Gene House were recently confirmed within this range. This December 31, 2016 backlog has been prepared assuming the reduced rates for 2016 apply for the remainder of the contract.

(3)
As previously reported, three of our drilling contracts with Shell, the Noble Bully II, Noble Globetrotter I, and Noble Globetrotter II contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth year anniversary of the contract and continuing every six months thereafter. On December 12, 2016 we amended those long-term contracts with Shell. As a result of the Amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day, plus daily operating expenses. The amendment also provided Shell the right to idle the Noble Bully II for up to one year and the Noble Globetrotter II for up to two years, each at a special stacking rate. Shell has exercised its right and beginning late December 2016 we idled the Noble Globetrotter II at a rate of $185,000 per day. We expect the Noble Bully II will be idled at a rate of $200,000 per day before May 1, 2017. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above, and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at their respective dayrate floor for the remaining contract term.

(4)
Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period. Percentages take into account additional capacity from our newbuild rig that commenced operations during 2016.

(5)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of December 31, 2016, the combined amount of backlog for these rigs totals $646 million, all of which is included in backlog. Noble’s proportional interest in the backlog for these rigs totals $323 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts.  A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of December 31, 2016, our contract drilling services backlog did not include any letters of intent.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period and, for the three rigs contracted with Shell mentioned above, utilize the idle period and floor rates as described in Footnote (3) to the Backlog table above. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent.  As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. Please read Part I, Item 1A, “Risk Factors—We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.”
As of December 31, 2016, Shell and Statoil represented approximately 69 percent and 18 percent of our backlog, respectively.
RESULTS OF OPERATIONS
2016 Compared to 2015
Net loss from continuing operations attributable to Noble-UK for 2016 was $930 million, or $3.82 per diluted share, on operating revenues of $2.3 billion, compared to net income from continuing operations for 2015 of $511 million, or $2.06 per diluted share, on operating revenues of $3.4 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2016 and 2015, would be the same as the information presented below regarding Noble-UK in all material respects, except operating loss for Noble-Cayman for the year ended December 31, 2016 and operating income for the year ended December 31, 2015 was $30 million lower and $29 million higher, respectively, than operating loss and income for Noble-UK for the same periods. The operating income or loss difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2016 and 2015:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	2016	2015	2016	2015	% Change	2016		2015		% Change
Jackups	83%	85%	3,966	3,967	—%	$126,279	(3)	$162,348		(22)%
Semisubmersibles	22%	63%	649	1,876	(65)%	256,122		445,320	(6)	(42)%
Drillships	82%	100%	2,408	3,257	(26)%	654,074	(4)	547,265	(5)	20%
Total	66%	84%	7,023	9,100	(23)%	$319,256	(7)	$358,423	(7)	(11)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)
Includes the contract drilling services revenue portion of the Noble Tom Prosser contract cancellation with Quadrant Energy Australia Limited ("Quadrant") during the current year. Exclusive of the cancellation agreement, the average dayrate for the year ended December 31, 2016 would have been $122,151 for jackups.

(4)	Includes the impact of the FCX Settlement during the current year. Exclusive of this item, the average dayrate for the year ended December 31, 2016 would have been $490,868 for drillships.

(5)
Includes the contract drilling services revenue portion of the Noble Discoverer contract cancellation with Shell during 2015. Exclusive of the cancellation agreement, the average dayrate for the year ended December 31, 2015 would have been $502,878 for drillships.

(6)
Includes the contract drilling services revenue portion of the Noble Homer Ferrington arbitration award during 2015. Exclusive of the arbitration award, the average dayrate for the year ended December 31, 2015 would have been $372,512 for semisubmersibles.

(7)	Exclusive of the items listed above, the total average dayrates would have been $260,962 and $327,547 for the years ended December 31, 2016 and 2015, respectively.
Contract Drilling Services
The following table sets forth the operating results for our contract drilling services segment for 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	$	%
Operating revenues:
Contract drilling services	$2,242,200	$3,261,610	$(1,019,410)	(31)%
Reimbursables (1)	59,432	88,597	(29,165)	(33)%
Other	433	—	433	**
	$2,302,065	$3,350,207	$(1,048,142)	(31)%
Operating costs and expenses:
Contract drilling services	$879,438	$1,232,529	$(353,091)	(29)%
Reimbursables (1)	45,608	68,182	(22,574)	(33)%
Depreciation and amortization	587,999	611,748	(23,749)	(4)%
General and administrative	69,258	76,843	(7,585)	(10)%
Loss on impairment	1,458,749	405,512	1,053,237	**
	3,041,052	2,394,814	646,238	27%
Operating income (loss)	$(738,987)	$955,393	$(1,694,380)	(177)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues. Changes in contract drilling services revenues for the current year as compared to the prior year were driven by a 23 percent decrease in operating days, which reduced revenues by $744 million, as well as an 11 percent decrease in average dayrates, which decreased revenues by $275 million. Contract drilling services revenues decreased for the current year as compared to the prior year by $669 million, $207 million and $143 million on our semisubmersibles, drillships and jackups, respectively.
During the prior year, we recognized $137 million of dayrate revenues related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award in the prior year, semisubmersible revenues decreased by $533 million, driven by a 65 percent decline in operating days and a 31 percent decline in average dayrates, resulting in a $457 million and a $76 million decline in revenues, respectively, from the prior year. The decrease in both operating days and average dayrates was primarily attributable to contract completions during the current year for the Noble Jim Day, Noble Clyde Boudreaux, Noble Amos Runner, Noble Danny Adkins and Noble Dave Beard. The decrease in revenue was partially offset by the Noble Paul Romano, which operated in the majority of the current year but was off contract the majority of the prior year.
During the current year, we recognized $393 million of dayrate revenues related to the FCX Settlement, of which $14 million related to the termination date (May 10, 2016) valuation of the contingent payments, and during the prior year, we recognized $145 million of dayrate revenues related to the Noble Discoverer cancellation agreement with Shell. Excluding these items in the current year and prior year, drillship revenues decreased by $456 million driven by a 26 percent decrease in operating days and a 2 percent decrease in average dayrates, resulting in a $427 million and a $29 million decrease in revenues, respectively, from the prior year. The decrease in both operating days and average dayrates was the result of the retirement and subsequent sale of the Noble Discoverer, which operated in the prior year, the contract cancellations of the Noble Sam Croft and the Noble Tom Madden in the current year and increased shipyard days on the Noble Globetrotter I in the current year. Additionally, decreases in dayrates on contracts across the drillship fleet contributed to the decrease in average dayrates.
During the current year, we recognized $16 million of dayrate revenues related to the Noble Tom Prosser cancellation agreement with Quadrant. Excluding the cancellation agreement in the current year, jackup revenues decreased by $159 million driven by a 25 percent decrease in average dayrates from the prior year, while operating days remained consistent in the current year as compared to the prior year. The decrease in average dayrates was primarily driven by the Noble Regina Allen, which was off contract during a majority of the current year but operated during the prior year, the retirement and subsequent sale of the Noble Charles Copeland, which operated in the prior year and the Noble Houston Colbert, which completed its contract during the current year. Additionally, unfavorable dayrate changes on contracts across the jackup fleet contributed to the decrease in average dayrates. This was partially offset by the commencement of the newbuilds, the Noble Sam Hartley and the Noble Lloyd Noble, which commenced their contracts in January 2016 and November 2016, respectively, the Noble Mick O'Brien which commenced its contract in July 2016, but was off contract during the prior year and the Noble Tom Prosser, which commenced operations in October 2015 and operated through October 2016.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $353 million for the current year as compared to the prior year. Rigs that were operating in the prior period, but were idle or stacked most of the current period contributed $255 million to the decrease in operating costs. These decreases were recognized across all cost categories, but primarily attributable to labor ($125 million), repairs and maintenance ($53 million), and other-rig related costs. There was also a $95 million decrease in operating costs primarily related to the retirement of the Noble Discoverer, Noble Charles Copeland, and Noble Max Smith. Additional cost control measures led to a decrease of $62 million across rigs with comparable operating days in the periods. This decrease was primarily recognized in repair and maintenance cost ($21 million), labor costs ($12 million), as well as savings realized in training fees ($8 million), operations support ($8 million), and other-rig related costs. This was partially offset by a $59 million increase related to rigs that had additional operating days during 2016, including two newbuilds, which commenced operations during the current year.
The $24 million decrease in depreciation and amortization in the current year from the prior year was primarily attributable to the retirement and subsequent sale of the Noble Discoverer and Noble Charles Copeland and certain capital spare equipment, partially offset by the newbuild rigs and other drilling equipment placed in service.
Loss on impairment during the current year of $1.5 billion was recognized after we identified indicators that the carrying value of certain assets in our fleet may not be recoverable. As a result of our testing, we determined that the carrying amounts of certain drilling units were impaired. In connection with our annual analysis, we impaired the carrying values for the Noble Amos Runner, the Noble Clyde Boudreaux and the Noble Dave Beard to the fair value. The impairment charge related to these units was approximately $1 billion. We also decided to retire from service our semisubmersible, the Noble Max Smith, which we sold during the fourth quarter for approximately $1 million, and we recognized an impairment charge of approximately $165 million.
Also in the fourth quarter of 2016, in connection with our impairment analysis, we concluded that the semisubmersible, the Noble Homer Ferrington and certain capital spare equipment would not be utilized in the foreseeable future and we recognized an impairment charge of approximately $120 million and $154 million, respectively. In the second quarter of 2016, we recognized a charge of approximately $17 million for the impairment of certain capital spare equipment based upon our decision to dispose of this equipment.
Other Income and Expenses
General and administrative expenses. Overall, general and administrative expenses decreased $8 million in the current year as compared to the prior year primarily as a result of decreased employee related costs.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $9 million in the current year as compared to the prior year. The increase is a result of a full period of interest in respect of the senior notes issued in March 2015, an increase in applicable interest rates on those senior notes due to the downgrading of our credit rating below investment grade during 2016 and lower capitalized interest in 2016 as compared to 2015, due to the completion of construction of two newbuild jackups, the Noble Sam Hartley and the Noble Lloyd Noble, which commenced their respective contracts in January 2016 and November 2016. During the current year, we capitalized approximately 9 percent of total interest charges versus approximately 10 percent during the prior year. These expense increases were partially offset by the repayment of our maturing $350 million 3.45% Senior Notes and our $300 million 3.05% Senior Notes in August 2015 and March 2016, respectively, the current year retirement of a portion of our 2020, 2021 and 2022 Senior Notes as a result of two different tender offers in the current year as compared to the prior year.
Interest Income and Other, Net. Interest income and other, net has decreased $36 million in the current year as compared to the prior year. The decrease is primarily the result of the prior year including $30 million of interest income recognized in connection with the Noble Homer Ferrington arbitration award and $5 million of interest received on a U.S. Internal Revenue Service (“IRS”) tax refund for the years 2006 and 2007.
Gain on extinguishment of debt, net. Gain on debt extinguishment increased $18 million in the current year compared to the prior year. This increase is due to the completion of cash tender offers on our 4.9% Senior Notes due 2020 (the “4.9% Senior Notes”), 4.625% Senior Notes due 2021 (the “4.625% Senior Notes”), and 3.95% Senior Notes due 2022 (the “3.95% Senior

Notes”) in the current year. During the year ended December 31, 2016, we purchased $798 million of these Senior Notes for $774 million, plus accrued interest.
Income Tax Benefit (Provision). Our income tax provision decreased $268 million in the current year, of which $126 million related to the impact of impairment charges recognized in 2016, the Quadrant contract cancellation payment, the FCX Settlement, retirement of a portion of our 2020, 2021 and 2022 Senior Notes as a result of tender offers and discrete tax items in the current year and $27 million related to the Noble Homer Ferrington arbitration award in the prior year. Excluding the impact of these items, taxes decreased by $115 million as a result of lower pre-tax income partially offset by a higher effective tax rate in the current year, primarily from our geographical mix of pre-tax income.
2015 Compared to 2014
General
Net income from continuing operations attributable to Noble-UK for 2015 was $511 million, or $2.06 per diluted share, on operating revenues of $3.4 billion, compared to net loss from continuing operations for 2014 of $152 million, or $0.60 per diluted share, on operating revenues of $3.2 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2015 and 2014, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the years ended December 31, 2015 and 2014 was $29 million and $50 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services. In addition, we had non-recurring costs of $63 million in 2014 related to the Spin-off, which we recognized as part of discontinued operations at the Noble-UK level.
Rig Utilization, Operating Days and Average Dayrates
Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2015 and 2014:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	2015	2014	2015	2014	% Change	2015	2014	% Change
Jackups	85%	91%	3,967	3,682	8%	$162,348	$177,345	(8)%
Semisubmersibles (3)	63%	71%	1,876	2,844	(34)%	445,230	409,848	9%
Drillships (4)	100%	100%	3,257	2,756	18%	547,265	482,426	13%
Other	N/A	—%	N/A	—	**	N/A	—	**
Total	84%	86%	9,100	9,282	(2)%	$358,423	$339,154	6%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)
Includes the contract drilling services revenue portion of the Noble Homer Ferrington arbitration award during the current year. Exclusive of the arbitration award, the average dayrate for the year ended December 31, 2015 was $372,512.

(4)
Includes the contract drilling services revenue portion of the Noble Discoverer contraction cancellation with Shell during the current year. Exclusive of the cancellation agreement, the average dayrate for the year ended December 31, 2015 was $502,878.

**	Not a meaningful percentage.

Contract Drilling Services
The following table sets forth the operating results from continuing operations for our contract drilling services segment for 2015 and 2014 (dollars in thousands):

			Change
	2015	2014	$	%
Operating revenues:
Contract drilling services	$3,261,610	$3,147,859	$113,751	4%
Reimbursables (1)	88,597	82,393	6,204	8%
Other	—	1	(1)	**
	$3,350,207	$3,230,253	$119,954	4%
Operating costs and expenses:
Contract drilling services	$1,232,529	$1,500,512	$(267,983)	(18)%
Reimbursables (1)	68,182	65,080	3,102	5%
Depreciation and amortization	611,748	608,590	3,158	1%
General and administrative	76,843	106,278	(29,435)	(28)%
Loss on impairment	405,512	745,428	(339,916)	(46)%
	2,394,814	3,025,888	(631,074)	(21)%
Operating income	$955,393	$204,365	$751,028	367%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues. Changes in contract drilling services revenues for the current year as compared to the prior year were driven by a 6 percent increase in average dayrates, partially offset by a 2 percent decrease in operating days. The 6 percent increase in average dayrates increased revenues by approximately $175 million, while the 2 percent decrease in operating days decreased revenues by $61 million.
The increase in contract drilling services revenues relates to our drillships which generated approximately $453 million more revenue in 2015. This amount was offset by decreases in revenues for our semisubmersibles and jackups, which declined by $330 million and $9 million, respectively, from the prior year.
During the current year, we recognized $145 million of dayrate revenues related to the Noble Discoverer cancellation agreement with Shell. Excluding the cancellation agreement, drillship revenues increased by $308 million driven by an 18 percent increase in operating days and a 4 percent increase in average dayrates, resulting in a $242 million and a $66 million increase in revenues, respectively, from the prior year. The increase in both average dayrates and operating days was the result of a full year of operations from the Noble Sam Croft and the Noble Tom Madden, which commenced operations in July 2014 and November 2014, respectively.
During the current year, we recognized $137 million of dayrate revenues related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award, semisubmersible revenues decreased by $467 million driven by a 34 percent decline in operating days and a 9 percent decline in average dayrates, resulting in a $397 million and a $70 million decline in revenues, respectively, from the prior year. The decrease in both operating days and average dayrates was primarily attributable to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff as a result of our decision to retire these rigs based on the declining market conditions. Additionally, the Noble Max Smith was operational during the prior year but was off contract during the current year and the Noble Paul Romano was operational during the prior year but was off contract for a significant portion of the current year. This was partially offset by the Noble Amos Runner, which operated during the current year but was in the shipyard undergoing regulatory inspections and maintenance during a portion of the prior year.
The decrease in jackup revenues was driven by an 8 percent decrease in average dayrates, which resulted in a $59 million decrease in revenues driven by unfavorable dayrate changes on contracts across the jackup fleet. This was partially offset by an 8 percent increase in operating days, which resulted in a $50 million increase in revenues from the prior year. The increase in operating days was the result of a full year of revenue from the Noble Houston Colbert and the Noble Sam Turner, which began operations in March 2014 and August 2014, respectively, coupled with the commencement of the Noble Tom Prosser during October 2015. Additionally, the Noble David Tinsley experienced full utilization in the current year but was off contract for a majority of the prior year. This was partially offset by the Noble Mick O’Brien, which was available during the current year but was under contract for a substantial portion of 2014.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $268 million for the current year as compared to the prior year. This was due to decreased costs of $117 million related to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff and $83 million related to idle or stacked rigs. This was partially offset by crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts, which added approximately $118 million in expense in the current year. Excluding these factors, contract drilling services costs decreased by $186 million. This decrease was driven by a $41 million decrease in labor costs due to the termination of retention bonuses and decreases in certain non-contractual crew positions, a $40 million decrease in mobilization and transportation expenses related to certain rig moves during the prior year, a $32 million decrease in repair and maintenance costs, a $24 million decrease in operations support costs, a $16 million decrease in other rig-related expenses, an $11 million decrease in insurance costs related to our policy renewal in March 2015, a $12 million decrease in fuel and travel rotational expenses and a $10 million decrease for the reimbursement of costs and fees related to the Noble Homer Ferrington arbitration award during the current year that were previously recognized through contract drilling services operating costs and expenses.
Depreciation and amortization increased $3 million in 2015 over 2014, which is primarily attributable to newbuild rigs placed in service partially offset by the retirement of the three semisubmersible rigs discussed above.
Loss on impairment during the current year of $406 million relates to the Noble Discoverer and the Noble Charles Copeland, which we elected to discontinue marketing due to current market conditions. Additionally, as a result of a fourth quarter review of capital spare equipment, we elected to retire certain capital spare equipment. Loss on impairment during the prior year of $745 million relates to a $685 million charge on three of our semisubmersibles, the Noble Driller, the Noble Jim Thompson and the Noble Paul Wolff, which we decided not to actively market as a result of the declining market conditions, and a $60 million impairment charge for goodwill that originated from the acquisition of Frontier in 2010.
Other Income and Expenses
General and administrative expenses. Overall, general and administrative expenses decreased $30 million in 2015 from 2014, primarily as a result of decreased office and other expenses of $13 million, employee related costs of $10 million and legal and other professional fees of $7 million.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $59 million in 2015 from 2014. The increase is a result of the issuance of $1.1 billion of Senior Notes in March 2015, coupled with lower capitalized interest in the current year as compared to the prior year due primarily to the completion of construction on four of our newbuild jackups and two of our newbuild drillships. During the current year, we capitalized approximately 10 percent of total interest charges versus approximately 23 percent during the prior year.
Interest Income and Other, Net. Interest income and other, net increased $38 million in the current year as compared to the prior year. The increase is primarily the result of $30 million of interest income recognized in connection with the Noble Homer Ferrington arbitration award, coupled with $5 million of interest received on a U.S. Internal Revenue Service (“IRS”) tax refund for the years 2006 and 2007 during the current year.
Income Tax Provision. Our income tax provision increased $53 million in the current year, of which $27 million related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award, our income tax provision increased by $26 million. Excluding the impact of the impairment charges recognized in 2015 and 2014 and the Noble Discoverer contract cancellation payment in the fourth quarter of 2015, taxes decreased $7 million as a result of a lower worldwide effective tax rate, partially offset by higher pre-tax income. The 13 percent decrease in the worldwide effective tax rate during the current year generated a $19 million decrease to income tax expense, and was primarily a result of the geographic mix of pre-tax income, the effect of lower downtime and various discrete items. This was partially offset by a 9 percent increase in pre-tax earnings, which generated a $12 million increase in income tax expense.
Discontinued Operations. There was no activity related to discontinued operations during the current year. During the prior year, net income from discontinued operations was $161 million. In 2014, revenues reported within discontinued operations were $1.0 billion and operating income included within discontinued operations was $220 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Cash flows from discontinued operations for the year ended December 31, 2014 are combined with cash flows from continuing operations within each cash flow statement category on our Consolidated Statements of Cash Flows. Net cash from operating activities in 2016 was $1.1 billion, compared to $1.8 billion and $1.8 billion in 2015 and 2014, respectively. The decrease in net cash from operating activities is primarily attributable to a reduction in operating income. We had working capital of $559 million and $377 million at December 31, 2016 and 2015, respectively.
Net cash used in investing activities in 2016 was $670 million, which compared to $433 million and $2.1 billion in 2015 and 2014, respectively. The increase in net cash used is primarily attributable to newbuild expenditures, partially offset by a reduction of cash used for capital expenditures during 2016.
Net cash used in financing activities in 2016 and 2015 was $245 million and $886 million, respectively, which compared to net cash provided from financing activities of $285 million in 2014. During 2016, our primary uses of cash included the debt extinguishment of $300 million of 3.05% Senior Notes, coupled with dividend payments to shareholders and noncontrolling interests of approximately $48 million and $86 million, respectively. Although we issued $1 billion of Senior Notes in December 2016, this amount was substantially offset by early repayments of a portion of our 2020, 2021 and 2022 Senior Notes through two separate tender offers during 2016.
During 2015, our primary uses of cash from financing activities included the repayment of $350 million of 3.45% Senior Notes in August 2015, coupled with dividends to shareholders and noncontrolling interests of approximately $316 million and $72 million, respectively, and the repurchase of 6.2 million shares for $101 million. Although we issued $1.1 billion of Senior Notes in March 2015, this amount was substantially offset by a net reduction in indebtedness outstanding on our Credit Facilities and commercial paper program during 2015 as a result of the application of proceeds from the Senior Notes offering.
Our principal source of capital in the Current Period was cash generated from operating activities coupled with the $1 billion Senior Notes offering in December 2016. Cash generated during the Current Period was primarily used for the following:

•	early repayment of a portion of our 2020, 2021 and 2022 Senior Notes;

•	normal recurring operating expenses;

•	repayment of our maturing $300 million 3.05% Senior Notes;

•	the final payment for the Noble Lloyd Noble and capital expenditures; and

•	payment of three quarterly dividends, where fourth quarter dividends were cancelled
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayment of debt and interest.
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing credit facility, potential issuances of long-term debt, or asset sales. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.
At December 31, 2016, we had a total contract drilling services backlog of approximately $3.3 billion. Our backlog as of December 31, 2016 includes a commitment of 52 percent of available days for 2017. See “Contract Drilling Services Backlog” for additional information regarding our backlog.
Capital Expenditures
Capital expenditures, including capitalized interest, totaled $660 million, $423 million and $2.1 billion for 2016, 2015 and 2014, respectively. Capital expenditures during 2016 consisted of the following:

•	$203 million for sustaining capital, major projects, subsea related expenditures and upgrades and replacements to drilling equipment;

•	$435 million in newbuild expenditures, including costs for the Noble Lloyd Noble; and

•	$22 million in capitalized interest.
Our total capital expenditure budget for 2017 is approximately $115 million, which is currently anticipated to be spent as follows:

•	approximately $76 million for sustaining capital; and

•	$39 million for major projects, subsea related expenditures and upgrades and replacements to drilling equipment.
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

Dividends
Our most recent quarterly dividend payment to shareholders, totaling approximately $5 million (or $0.02 per share), was declared on July 22, 2016 and paid on August 8, 2016 to holders of record on August 1, 2016.
Our Board of Directors eliminated our quarterly cash dividend of $0.02 per share, beginning with the Company's fourth quarter dividend.
The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization at an average price of $16.10 per share, excluding commissions and stamp tax, for a total cost of approximately $101 million. All share repurchases were made in the open market and were pursuant to the share repurchase program discussed above. All shares repurchased during 2015 were immediately cancelled. During the year ended December 31, 2016, we did not repurchase any of our shares.
Share repurchases for each of the three years ended December 31 are as follows:

Year Ended December 31,	Total Number of Shares Purchased	Total Cost (1) (in thousands)	Average Price Paid per Share (1)
2016	—	$—	$—
2015	6,209,400	100,630	16.21
2014	6,769,891	154,145	22.77

(1)	The total cost and average price paid per share includes the impact of commissions and stamp tax for share repurchases made in the open market.
Credit Facilities and Senior Unsecured Notes
Credit Facilities and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly owned subsidiary, Noble Holding International Limited ("NHIL"), and Noble Holding Corporation ("NHC"). The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing.
Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.10 percent to 0.35 percent depending on our debt ratings. Effective February 2016, as a result of a reduction of our debt ratings, the facility fee increased to 0.275 percent from 0.15 percent. Effective July 2016, as a result of a reduction of our debt ratings, the facility fee increased to 0.35 percent from 0.275 percent. At December 31, 2016, based on our debt ratings on that date, the facility fee was 0.35 percent. At December 31, 2016, we had no borrowings outstanding or letters of credit issued.
In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. Currently, the interest rate in effect is the highest permitted interest rate under the credit facility.
During 2016, we terminated our commercial paper program, which had allowed us to issue up to $2.4 billion in unsecured commercial paper notes. This termination does not reduce the capacity under our credit facility.
Debt Issuances
In December 2016, we issued $1 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $968 million, after estimated expenses, were primarily used to retire debt related to our tender offer and the remaining portion will be used for general corporate purposes.

In March 2015, we issued $1.1 billion aggregate principal amount of Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. These Senior Notes were issued in three separate tranches, consisting of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025 and $400 million of 6.95% Senior Notes due 2045. The net proceeds of approximately $1.08 billion, after estimated expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.
Interest Rate Adjustments
In February 2016 Moody’s Investors Service downgraded our debt rating below investment grade, resulting in an interest rate increase of 1.00% on each of certain notes. Effective March 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.00% as a result of the downgrade. Effective April 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 6.95% and 7.95%, respectively, as a result of the downgrade.
In July 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.25% each, of the same notes. Effective September 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.25%. Effective October 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 7.20% and 8.20%, respectively. The weighted average coupon of all three tranches is now 7.12%.
In December 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.5% each, of the same notes. Effective March 16, 2017, the interest rate on our Senior Notes due 2018 is scheduled to increase to 5.75% as a result of the downgrade. Effective April 1, 2017, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 are scheduled to increase to 7.70% and 8.70%, respectively, as a result of this downgrade.
The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised. Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit ratings. Please see discussion on the credit facility above as it relates to the interest rate adjustments on our five-year senior unsecured credit facility.
Debt Tender Offers and Repayments
In December 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $468 million principal amount was outstanding, our 4.625% Senior Notes due 2021, of which $397 million principal amount was outstanding and our 3.95% Senior Notes due 2022, of which $400 million principal amount was outstanding. On December 28, 2016, we purchased $762 million of these Senior Notes for $750 million, plus accrued interest, using the net proceeds of the $1 billion Senior Notes due 2024 issuance in December 2016. As a result of this transaction, we recognized a net gain of approximately $7 million.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million during the current year.
We anticipate using cash on hand to repay the outstanding balance of our $300 million 2.50% Senior Notes, maturing in March 2017.
In March 2016, we repaid our $300 million 3.05% Senior Notes using cash on hand. In August 2015, we repaid our $350 million 3.45% Senior Notes using cash on hand.
Covenants
The credit facility is guaranteed by our indirect, wholly-owned subsidiaries, NHIL and NHC. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At December 31, 2016, our ratio of debt to total tangible capitalization was approximately 0.41. We were in compliance with all covenants under the credit facilities as of December 31, 2016.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At December 31, 2016, we were in compliance with all of our debt covenants.

Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments at December 31, 2016 (in thousands):

		Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter	Other
Contractual Cash Obligations
Debt obligations	$4,372,724	$299,992	$249,771	$201,695	$167,576	$208,538	$3,245,152	$—
Interest payments	3,854,169	240,663	267,350	252,599	245,036	231,989	2,616,532	—
Operating leases	38,423	15,718	7,750	6,542	1,892	1,632	4,889	—
Pension plan contributions	132,535	12,629	10,478	10,911	11,457	15,275	71,785	—
Tax reserves (1)	172,520	—	—	—	—	—	—	172,520
Total contractual cash obligations	$8,570,371	$569,002	$535,349	$471,747	$425,961	$457,434	$5,938,358	$172,520

(1)
Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 13 to our accompanying consolidated financial statements.

At December 31, 2016, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit obligations are not normally called, as we typically comply with the underlying performance requirement.
The following table summarizes our other commercial commitments at December 31, 2016 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2017	2018	2019	2020	2021	Thereafter
Contractual Cash Obligations
Letters of credit	$7,989	$4,195	$335	$—	$—	$—	$3,459
Total commercial commitments	$7,989	$4,195	$335	$—	$—	$—	$3,459
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
The combined carrying amount of the Bully-class drillships at both December 31, 2016 and 2015 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $35 million at December 31, 2016 as compared to approximately $50 million at December 31, 2015. Operating revenues were $332 million, $334 million and $372 million in 2016, 2015 and 2014, respectively. Net income totaled $151 million, $154 million and $157 million in 2016, 2015 and 2014, respectively.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2016 and 2015, we had $112 million and $761 million of construction-in-progress, respectively. Such amounts are included in “Property and equipment, at cost” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years.
Interest is capitalized on construction-in-progress using the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2016, 2015 and 2014 was $22 million, $25 million and $47 million, respectively.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Property and equipment, at cost” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $187 million and $202 million at December 31, 2016 and 2015, respectively. Depreciation expense from continuing operations related to overhauls and asset replacement totaled $86 million, $75 million and $77 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We evaluate the impairment of property and equipment whenever events or changes in circumstances (including the decision to cold stack, retire or sale a rig) indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis in the fourth quarter, we complete an impairment analysis on our rig fleet. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future.
During the years ended December 31, 2016, 2015, and 2014 we recognized a non-cash loss on impairment of $1.5 billion and $418 million, and $745 million, respectively, related to our long-lived assets. See Part II, Item 7, "Management Discussion and Analysis - Executive Overview," and Item 8, “Financial Statements and Supplementary Data, Note 12 - Loss on Impairment," for additional information.

Revenue Recognition
Our typical dayrate drilling contracts require our performance of a variety of services for a specified period of time. We determine progress towards completion of the contract by measuring efforts expended and the cost of services required to perform under a drilling contract, as the basis for our revenue recognition. Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized on a per day basis as services are performed and begin upon the contract commencement, as defined under the specified drilling or labor contract. Dayrate revenues are typically earned, and contract drilling expenses are typically incurred ratably over the term of our drilling contracts. We review and monitor our performance under our drilling contracts to confirm the basis for our revenue recognition. Revenues from bonuses are recognized when earned, and when collectability is reasonably assured.
In our dayrate drilling contracts, we typically receive compensation and incur costs for mobilization, equipment modification or other activities prior to the commencement of a contract. Any such compensation may be paid through a lump-sum payment or other daily compensation. Pre-contract compensation and costs are deferred until the contract commences. The deferred pre-contract compensation and costs are amortized into income or loss, using the straight-line method, over the term of the initial contract period, regardless of the activity taking place. This approach is consistent with the economics for which the parties have contracted. Once a contract commences, we may conduct various activities, including drilling and well bore related activities, rig maintenance and equipment installation, movement between well locations or other activities.
Deferred revenues from drilling contracts totaled $134 million and $180 million at December 31, 2016 and 2015, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $54 million at December 31, 2016 as compared to $78 million at December 31, 2015, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Aramco, which were effective from January 1, 2015 through December 31, 2015. However, given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At December 31, 2016 and 2015, four of the five original rigs had revenues recorded in excess of billings as a result of this recognition which totaled $18 million and $53 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Income Taxes
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments. Our net deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates.
During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report ("RAR") from the IRS. We believe that we have accurately reported all amounts in our tax returns, and we will submit administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our consolidated financial statements. We have also been informed by the IRS that our 2012 and 2013 tax returns will be examined, and we anticipate that examination beginning during 2017. The IRS exam team also completed its examination of two U.S. subsidiaries of Frontier Drilling for 2011, and proposed no changes to those returns.
Under the tax sharing agreement (“TSA”) entered into at the time of the Spin-off, Noble and Paragon Offshore are each responsible for the taxes that relate to their respective business and provide a corresponding indemnity.  In addition, in April 2016, we entered into a settlement agreement (following an agreement in principle entered into in February 2016) with Paragon Offshore relating to tax matters in Mexico described below in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of its creditors).
Audit claims of approximately $151 million attributable to income and other business taxes have been assessed against us in Mexico, as detailed below. Under our settlement agreement with Paragon Offshore, we agreed to assume the administration of Paragon Offshore’s Mexican income and value-added taxes for the years 2005 through 2010 and for Paragon Offshore’s Mexican customs taxes through 2010, as well as the related bonding obligations and certain of the tax related liabilities. In addition, under the agreement with Paragon Offshore, we agreed to (i) pay all of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Noble-retained entity, (ii) pay 50 percent of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Paragon Offshore-retained entity, (iii) pay 50 percent of the ultimate resolved amount of Mexican custom taxes related to Paragon Offshore’s business, and (iv) post any tax appeal bond that may be required to challenge a final assessment. Paragon Offshore also agreed to pay 50 percent of the third party costs incurred by us in the administration of the tax claims. Pursuant to an amendment agreed to on August 5, 2016 we have also agreed to allow Paragon Offshore to pay up to $5 million of the Mexican tax and administrative costs described above that become owed to us in the form of an interest bearing note, which will be due at the end of the four year period following the date of approval of Paragon Offshore's bankruptcy plan. Tax assessments of approximately $43 million for income and value-added taxes have been made against Noble entities in Mexico. Tax assessments for income and value-added taxes of approximately $176 million have been made against Paragon Offshore entities in Mexico, of which approximately $40 million relates to Noble’s business that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. We will only be obligated to post a tax appeal bond in the event a final assessment is made by Mexican authorities. As of February 15, 2017, there have been $3 million in final assessments that have been bonded.
In January 2015, Noble received an official notification of a ruling from the Second Chamber of the Supreme Court in Mexico. The ruling settled an ongoing dispute in Mexico relating to the classification of a Noble subsidiary’s business activity and the applicable rate of depreciation under the Mexican law applicable to the activities of that subsidiary. The ruling did not result in any additional tax liability to Noble. Additionally, the ruling is only applicable to the Noble subsidiary named in the ruling and, therefore, does not establish the depreciation rate applicable to the assets of other Noble subsidiaries. Under the settlement agreement with Paragon Offshore, we agreed to be responsible for any tax liability ultimately incurred because these depreciation liabilities would be incurred by Noble-retained entities, and such amounts are reflected in the discussion of Mexican audit claims in the preceding paragraph. We will continue to contest future assessments received, and can make no assurances regarding the ultimate outcome of these tax claims or our obligations to pay additional taxes in respect of these tax claims.

Paragon Offshore has received tax assessments of approximately $154 million attributable to income, customs and other business taxes in Brazil, of which $44 million relates to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil business, approximately $44 million, if and when such payments become due.
We have contested, or intend to contest or cooperate with Paragon Offshore in Brazil where it is contesting, the assessments described above, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions or our ability to collect indemnities from Paragon Offshore under the TSA or the recent agreement with Paragon Offshore.
We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is approximately $24 million. We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.
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
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2016 and 2015, loss reserves for personal injury and protection claims totaled $22 million and $21 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Certain Significant Estimates and Contingent Liabilities
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. In addition, we are involved in several litigation matters, some of which could lead to potential liability to us. We follow FASB standards regarding contingent liabilities which are discussed in Part II, Item 8, “Financial Statements and Supplementary Data, Note 17—Commitments and Contingencies.”
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
New Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data, Note 1—Organization and Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the credit facility. Interest on borrowings under the credit facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At December 31, 2016, we had no borrowings outstanding under our credit facility.
In addition, our credit facility and certain of our senior notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings. If our credit ratings were to decline, the interest expense under our credit facilities and certain of our senior unsecured notes would increase. Conversely, if our credit ratings were to go up, the interest expense under our credit facilities and certain of our senior unsecured notes would decrease.
In February 2016 Moody’s Investors Service downgraded our debt rating below investment grade, resulting in an interest rate increase of 1.00% on each of certain notes. Effective March 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.00% as a result of the downgrade. Effective April 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 6.95% and 7.95%, respectively, as a result of the downgrade.
In July 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.25% each, of the same notes. Effective September 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.25%. Effective October 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 7.20% and 8.20%, respectively. The weighted average coupon of all three tranches is now 7.12%.
In December 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.5% each, of the same notes. Effective March 16, 2017, the interest rate on our Senior Notes due 2018 is scheduled to increase to 5.75% as a result of the downgrade. Effective April 1, 2017, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 are scheduled to increase to 7.70% and 8.70%, respectively, as a result of this downgrade.
The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised. Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit rating.
Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.10 percent to 0.35 percent depending on our debt ratings. Effective February 2016, as a result of a reduction of our debt ratings, the facility fee increased to 0.275 percent from 0.15 percent. Effective July 2016, as a result of a reduction of our debt ratings, the facility fee increased to 0.35 percent from 0.275 percent. At December 31, 2016, based on our debt ratings on that date, the facility fee was 0.35 percent. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. Currently, the interest rate in effect is the highest permitted interest rate under the credit facility.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.8 billion and $3.3 billion at December 31, 2016 and December 31, 2015, respectively. The increase in the fair value of debt primarily relates to the December 2016 issuance of $1 billion 7.75% Senior Note due 2024.
Foreign Currency Risk
Although we are a UK company, we define foreign currency as any non-U.S. denominated currency. Our functional currency is primarily the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease).
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
Several of our regions, including our operations in the North Sea, Australia and Brazil, have or have had a significant amounts of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. During 2016 and 2015, we entered into forward contracts of approximately $53 million and $88 million, respectively, all of which settled during their respective years. At both December 31, 2016 and 2015, we had no outstanding derivative contracts.
Market Risk
We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans.”
In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited and Noble Resources Limited, both indirect, wholly-owned subsidiaries of Noble-UK, maintains a pension plan that covers all of its salaried, non-union employees whose most recent date of employment is prior to April 1, 2014. Benefits are based on credited service and employees’ compensation, as defined by the plans.
Changes in market asset values related to the pension plans noted above could have a material impact upon our Consolidated Statement of Comprehensive Income (Loss) and could result in material cash expenditures in future periods.

Item 8.	Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble-UK)	50

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Balance Sheet as of December 31, 2016 and 2015	51

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	52

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014	53

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	54

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014	55

Report of Independent Registered Public Accounting Firm (Noble-Cayman)	56

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Balance Sheet as of December 31, 2016 and 2015	57

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	58

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014	59

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	60

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014	61

Notes to Consolidated Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Noble Corporation plc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity present fairly, in all material respects, the financial position of Noble Corporation plc and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble Corporation plc’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble Corporation plc’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2017

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$725,722	$512,245
Accounts receivable, net	319,152	498,931
Taxes receivable	55,480	55,525
Prepaid expenses and other current assets	92,260	173,917
Total current assets	1,192,614	1,240,618
Property and equipment, at cost	12,364,888	14,056,323
Accumulated depreciation	(2,302,940)	(2,572,700)
Property and equipment, net	10,061,948	11,483,623
Other assets	185,555	141,404
Total assets	$11,440,117	$12,865,645
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,882	$299,924
Accounts payable	108,224	223,221
Accrued payroll and related costs	48,383	81,464
Taxes payable	46,561	87,940
Interest payable	61,299	72,961
Other current liabilities	68,944	98,074
Total current liabilities	633,293	863,584
Long-term debt	4,040,229	4,162,638
Deferred income taxes	2,084	92,797
Other liabilities	297,066	324,396
Total liabilities	4,972,672	5,443,415
Commitments and contingencies
Equity
Shares; 243,239 and 241,977 shares outstanding	2,432	2,420
Additional paid-in capital	654,168	628,483
Retained earnings	5,154,221	6,131,501
Accumulated other comprehensive loss	(52,140)	(63,175)
Total shareholders’ equity	5,758,681	6,699,229
Noncontrolling interests	708,764	723,001
Total equity	6,467,445	7,422,230
Total liabilities and equity	$11,440,117	$12,865,645

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenues
Contract drilling services	$2,242,200	$3,261,610	$3,147,859
Reimbursables	59,432	90,642	84,644
Other	433	—	1
	2,302,065	3,352,252	3,232,504
Operating costs and expenses
Contract drilling services	879,438	1,232,529	1,500,512
Reimbursables	45,499	70,276	66,378
Depreciation and amortization	611,067	634,305	627,473
General and administrative	69,258	76,843	106,771
Loss on impairment	1,458,749	418,298	745,428
	3,064,011	2,432,251	3,046,562
Operating income (loss)	(761,946)	920,001	185,942
Other income (expense)
Interest expense, net of amount capitalized	(222,915)	(213,854)	(155,179)
Gain on extinguishment of debt, net	17,814	—	—
Interest income and other, net	18	36,286	(1,298)
Income (loss) from continuing operations before income taxes	(967,029)	742,433	29,465
Income tax benefit (provision)	109,156	(159,232)	(106,651)
Net income (loss) from continuing operations	(857,873)	583,201	(77,186)
Net income from discontinued operations, net of tax	—	—	160,502
Net income (loss)	(857,873)	583,201	83,316
Net income attributable to noncontrolling interests	(71,707)	(72,201)	(74,825)
Net income (loss) attributable to Noble Corporation plc	$(929,580)	$511,000	$8,491
Net income attributable to Noble Corporation plc
Income (loss) from continuing operations	$(929,580)	$511,000	$(152,011)
Income from discontinued operations	—	—	160,502
Net income (loss) attributable to Noble Corporation plc	$(929,580)	$511,000	$8,491
Per share data:
Basic:
Income (loss) from continuing operations	$(3.82)	$2.06	$(0.60)
Income from discontinued operations	$—	$—	$0.63
Net income (loss) attributable to Noble Corporation plc	$(3.82)	$2.06	$0.03
Diluted:
Income (loss) from continuing operations	$(3.82)	$2.06	$(0.60)
Income from discontinued operations	$—	$—	$0.63
Net income (loss) attributable to Noble Corporation plc	$(3.82)	$2.06	$0.03
Weighted- Average Shares Outstanding
Basic	243,127	242,146	252,909
Diluted	243,127	242,146	252,909

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(857,873)	$583,201	$83,316
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(19)	(5,278)	(118)
Net pension plan gain (loss) (net of tax provision (benefit) of ($1,828) in 2016, $4,021 in 2015 and ($21,429) in 2014)	(8,237)	7,099	(41,608)
Amortization of deferred pension plan amounts (net of tax provision of $1,635 in 2016, $2,297 in 2015 and $1,102 in 2014)	3,127	4,422	2,764
Net pension plan curtailment and settlement expense (net of tax provision of $7,218 in 2016 and $9,902 in 2014)	15,216	—	18,389
Prior service cost arising during the period (net of tax provision of $344 in 2016 and net of tax benefit of $317 in 2014)	948	—	(1,159)
Other comprehensive income (loss), net	11,035	6,243	(21,732)
Total comprehensive income (loss)	(846,838)	589,444	61,584
Comprehensive income attributable to noncontrolling interests	(71,707)	(72,201)	(74,825)
Comprehensive income (loss) attributable to Noble Corporation plc	$(918,545)	$517,243	$(13,241)

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(857,873)	$583,201	$83,316
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	611,067	634,305	863,547
Loss on impairment	1,458,749	418,298	745,428
Gain on extinguishment of debt	(17,814)	—	—
Deferred income taxes	(189,897)	(36,172)	(10,999)
Amortization of share-based compensation	34,720	39,172	46,389
Net change in other assets and liabilities	89,330	123,547	50,527
Net cash from operating activities	1,128,282	1,762,351	1,778,208
Cash flows from investing activities
Capital expenditures	(659,925)	(422,544)	(2,072,885)
Change in accrued capital expenditures	(34,814)	(14,607)	(36,383)
Proceeds from disposal of assets	24,808	4,614	—
Net cash from investing activities	(669,931)	(432,537)	(2,109,268)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,123,495)	(437,647)
Repayment of long-term debt	(1,049,338)	(350,000)	(250,000)
Issuance of senior notes	980,100	1,092,728	—
Debt issuance costs on senior notes and credit facilities	(12,111)	(16,070)	(398)
Long-term borrowings of Paragon Offshore	—	—	1,710,550
Financing costs on long-term borrowings of Paragon Offshore	—	—	(14,676)
Cash balances of Paragon Offshore in Spin-off	—	—	(104,152)
Dividends paid to noncontrolling interests	(85,944)	(71,504)	(79,966)
Repurchases of shares	—	(100,630)	(154,145)
Tender offer premium	(24,649)	—	—
Employee stock transactions	(5,398)	(1,574)	2,125
Dividend payments	(47,534)	(315,534)	(386,579)
Net cash from financing activities	(244,874)	(886,079)	285,112
Net change in cash and cash equivalents	213,477	443,735	(45,948)
Cash and cash equivalents, beginning of period	512,245	68,510	114,458
Cash and cash equivalents, end of period	$725,722	$512,245	$68,510

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total Equity
	Balance	Par Value
Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$727,445	$(82,164)	$9,050,028
Employee related equity activity
Amortization of share-based compensation	—	—	46,389	—	—	—	46,389
Issuance of share-based compensation shares	692	6	(9,076)	—	—	—	(9,070)
Exercise of stock options	131	3	2,644	—	—	—	2,647
Tax benefit of equity transactions	—	—	(528)	—	—	—	(528)
Repurchase of shares	(6,770)	(68)	(154,077)	—	—	—	(154,145)
Net income	—	—	—	8,491	74,825	—	83,316
Dividends paid to noncontrolling interests	—	—	—	—	(79,966)	—	(79,966)
Dividends	—	—	—	(258,330)	—	—	(258,330)
Spin-of Paragon Offshore	—	—	—	(1,406,053)	—	34,478	(1,371,575)
Other comprehensive loss, net	—	—	—	—	—	(21,732)	(21,732)
Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$722,304	$(69,418)	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	39,172	—	—	—	39,172
Issuance of share-based compensation shares	685	7	(4,178)	—	—	—	(4,171)
Tax benefit of equity transactions	—	—	(1,581)	—	—	—	(1,581)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	511,000	72,201	—	583,201
Dividends paid to noncontrolling interests	—	—	—	—	(71,504)	—	(71,504)
Dividends	—	—	—	(315,534)	—	—	(315,534)
Other comprehensive income, net	—	—	—	—	—	6,243	6,243
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$723,001	$(63,175)	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	34,720	—	—	—	34,720
Issuance of share-based compensation shares	1,262	12	(3,625)	—	—	—	(3,613)
Tax benefit of equity transactions	—	—	(5,410)	—	—	—	(5,410)
Net income (loss)	—	—	—	(929,580)	71,707	—	(857,873)
Dividends paid to noncontrolling interests	—	—	—	—	(85,944)	—	(85,944)
Dividends	—	—	—	(47,700)	—	—	(47,700)
Other comprehensive income, net	—	—	—	—	—	11,035	11,035
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$708,764	(52,140)	6,467,445

See accompanying notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholder of Noble Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2017

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$653,833	$511,795
Accounts receivable, net	319,152	498,931
Taxes receivable	55,480	55,442
Prepaid expenses and other current assets	88,749	168,469
Total current assets	1,117,214	1,234,637
Property and equipment, at cost	12,364,888	14,054,558
Accumulated depreciation	(2,302,940)	(2,572,331)
Property and equipment, net	10,061,948	11,482,227
Other assets	178,552	132,319
Total assets	$11,357,714	$12,849,183
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,882	$299,924
Accounts payable	107,868	221,077
Accrued payroll and related costs	48,319	81,364
Taxes payable	46,561	88,108
Interest payable	61,299	72,961
Other current liabilities	67,312	96,331
Total current liabilities	631,241	859,765
Long-term debt	4,040,229	4,162,638
Deferred income taxes	2,084	92,797
Other liabilities	292,183	319,512
Total liabilities	4,965,737	5,434,712
Commitments and contingencies
Equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	594,091	561,309
Retained earnings	5,115,137	6,167,211
Accumulated other comprehensive loss	(52,140)	(63,175)
Total shareholder equity	5,683,213	6,691,470
Noncontrolling interests	708,764	723,001
Total equity	6,391,977	7,414,471
Total liabilities and equity	$11,357,714	$12,849,183

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenues
Contract drilling services	$2,242,200	$3,261,610	$3,147,859
Reimbursables	59,432	90,642	84,644
Revenue from affiliates	—	200	—
Other	1,133	—	1
	2,302,765	3,352,452	3,232,504
Operating costs and expenses
Contract drilling services	873,661	1,226,377	1,507,471
Reimbursables	45,499	70,276	66,378
Depreciation and amortization	611,013	633,244	624,278
General and administrative	46,045	55,435	52,994
Loss on impairment	1,458,749	418,298	745,428
	3,034,967	2,403,630	2,996,549
Operating income (loss)	(732,202)	948,822	235,955
Other income (expense)
Interest expense, net of amount capitalized	(222,915)	(213,854)	(155,179)
Gain on extinguishment of debt, net	17,814	—	—
Interest income and other, net	133	34,664	1,124
Income (loss) from continuing operations before income taxes	(937,170)	769,632	81,900
Income tax benefit (provision)	109,163	(162,620)	(105,930)
Net income (loss) from continuing operations	(828,007)	607,012	(24,030)
Net income from discontinued operations, net of tax	—	—	223,083
Net income (loss)	(828,007)	607,012	199,053
Net income attributable to noncontrolling interests	(71,707)	(72,201)	(74,825)
Net income (loss) attributable to Noble Corporation	$(899,714)	$534,811	$124,228

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(828,007)	$607,012	$199,053
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(19)	(5,278)	(118)
Net pension plan gain (loss) (net of tax provision (benefit) of ($1,828) in 2016, $4,021 in 2015 and ($21,429) in 2014)	(8,237)	7,099	(41,608)
Amortization of deferred pension plan amounts (net of tax provision of $1,635 in 2016, $2,297 in 2015 and $1,102 in 2014)	3,127	4,422	2,764
Net pension plan curtailment and settlement expense (net of tax provision of $7,218 in 2016 and $9,902 in 2014)	15,216	—	18,389
Prior service cost arising during the period (net of tax provision of $344 in 2016 and net of tax benefit of $317 in 2014)	948	—	(1,159)
Other comprehensive income (loss), net	11,035	6,243	(21,732)
Total comprehensive income (loss)	(816,972)	613,255	177,321
Comprehensive income attributable to noncontrolling interests	(71,707)	(72,201)	(74,825)
Comprehensive income (loss) attributable to Noble Corporation	$(888,679)	$541,054	$102,496

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(828,007)	$607,012	$199,053
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	611,013	633,244	860,353
Loss on impairment	1,458,749	418,298	745,428
Gain on extinguishment of debt	(17,814)	—	—
Deferred income taxes	(189,897)	(34,108)	(10,999)
Capital contribution by parent—share-based compensation	32,782	30,652	33,341
Net change in other assets and liabilities	89,445	92,409	44,740
Net cash from operating activities	1,156,271	1,747,507	1,871,916
Cash flows from investing activities
Capital expenditures	(659,925)	(422,544)	(2,072,751)
Change in accrued capital expenditures	(34,814)	(14,607)	(36,383)
Proceeds from disposal of assets	24,808	4,614	—
Net cash from investing activities	(669,931)	(432,537)	(2,109,134)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,123,495)	(437,647)
Repayment of long-term debt	(1,049,338)	(350,000)	(250,000)
Issuance of senior notes	980,100	1,092,728	—
Debt issuance costs on senior notes and credit facilities	(12,111)	(16,070)	(398)
Tender offer premium	(24,649)	—	—
Long-term borrowings of Paragon Offshore	—	—	1,710,550
Financing costs on long-term borrowings of Paragon Offshore	—	—	(14,676)
Cash balances of Paragon Offshore in Spin-off	—	—	(104,152)
Dividends paid to noncontrolling interests	(85,944)	(71,504)	(79,966)
Distributions to parent, net	(152,360)	(400,614)	(631,095)
Net cash from financing activities	(344,302)	(868,955)	192,616
Net change in cash and cash equivalents	142,038	446,015	(44,602)
Cash and cash equivalents, beginning of period	511,795	65,780	110,382
Cash and cash equivalents, end of period	$653,833	$511,795	$65,780

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total Equity
	Balance	Par Value
Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$727,445	$(82,164)	$9,155,484
Distributions to parent	—	—	—	(631,095)	—	—	(631,095)
Capital contributions by parent-Share-based compensation	—	—	33,341	—	—	—	33,341
Net income	—	—	—	124,228	74,825	—	199,053
Dividends paid to noncontrolling interests	—	—	—	—	(79,966)	—	(79,966)
Spin-off of Paragon Offshore	—	—	—	(1,470,781)	—	34,478	(1,436,303)
Other comprehensive loss, net	—	—	—	—	—	(21,732)	(21,732)
Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$722,304	$(69,418)	$7,218,782
Distributions to parent	—	—	—	(376,714)	—	—	(376,714)
Capital contributions by parent-Share-based compensation	—	—	30,652	—	—	—	30,652
Net income	—	—	—	534,811	72,201	—	607,012
Dividends paid to noncontrolling interests	—	—	—	—	(71,504)	—	(71,504)
Other comprehensive income, net	—	—	—	—	—	6,243	6,243
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$723,001	$(63,175)	$7,414,471
Distributions to parent	—	—	—	(152,360)	—	—	(152,360)
Capital contributions by parent-
Share-based compensation	—	—	32,782	—	—	—	32,782
Net income (loss)	—	—	—	(899,714)	71,707	—	(828,007)
Dividends paid to noncontrolling interests	—	—	—	—	(85,944)	—	(85,944)
Other comprehensive income, net	—	—	—	—	—	11,035	11,035
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$708,764	$(52,140)	$6,391,977

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 - Organization and Significant Accounting Policies
Organization and Business
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Annual Report on Form 10-K, our fleet of 28 drilling rigs consisted of 14 jackups, eight drillships and six semisubmersibles.
At December 31, 2016, our fleet was located in the United States, the North Sea, South Africa, the Middle East and Asia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
On November 20, 2013, pursuant to the Merger Agreement dated as of June 30, 2013 between Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble-UK, Noble-Swiss merged with and into Noble-UK, with Noble-UK as the surviving company (the “Transaction”). In the Transaction, all of the outstanding ordinary shares of Noble-Swiss were canceled, and Noble-UK issued, through an exchange agent, one ordinary share of Noble-UK in exchange for each ordinary share of Noble-Swiss. The Transaction effectively changed the place of incorporation of our publicly traded parent holding company from Switzerland to the United Kingdom.
Noble Corporation, a Cayman Islands company (“Noble-Cayman”), is an indirect, wholly-owned subsidiary of Noble-UK, our publicly-traded parent company. Noble-UK’s principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries.
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
Prior Period Reclassification
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standards Update (“ASU”) No. 2015-3 on January 1, 2016, unamortized debt issuance costs related to our senior notes of approximately $33 million and $26 million as of December 31, 2016 and 2015, respectively, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.
Foreign Currency Translation
Although we are a UK company, we define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income or loss. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while statement of operations items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2016.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.
Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for doubtful accounts. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts as of December 31, 2016 and 2015 was $21 million and $14 million, respectively.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years. Included in accounts payable were $26 million and $58 million of capital accruals as of December 31, 2016 and 2015, respectively.
Interest is capitalized on construction-in-progress using the weighted average cost of debt outstanding during the period of construction.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in Note 8. Such amounts, net of accumulated depreciation, totaled $187 million and $202 million at December 31, 2016 and 2015, respectively. Depreciation expense from continuing operations related to overhauls and asset replacement totaled $86 million, $75 million and $77 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We evaluate the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis, we complete an impairment analysis on our rig fleet. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. For additional information, see Note 12.
Deferred Costs
Deferred debt issuance costs are being amortized through interest expense over the life of the debt securities.
Revenue Recognition
Our typical dayrate drilling contracts require our performance of a variety of services for a specified period of time. We determine progress towards completion of the contract by measuring efforts expended and the cost of services required to perform under a drilling contract, as the basis for our revenue recognition. Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized on a per day basis as services are performed and begin upon the contract commencement, as defined under the specified drilling contract. Dayrate revenues are typically earned, and contract drilling expenses are typically incurred ratably over the term of our drilling contracts. We review and monitor our performance under our drilling contracts to confirm the basis for our revenue recognition. Revenues from bonuses are recognized when earned, and when collectability is reasonably assured.
In our dayrate drilling contracts, we typically receive compensation and incur costs for mobilization, equipment modification or other activities prior to the commencement of a contract. Any such compensation may be paid through a lump-sum payment or other daily compensation. Pre-contract compensation and costs are deferred until the contract commences. The deferred pre-

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

contract compensation and costs are amortized, using the straight-line method, into income or loss over the term of the initial contract period, regardless of the activity taking place. This approach is consistent with the economics for which the parties have contracted. Once a contract commences, we may conduct various activities, including drilling and well bore related activities, rig maintenance and equipment installation, movement between well locations or other activities.
Deferred revenues from drilling contracts totaled $134 million and $180 million at December 31, 2016 and 2015, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $54 million at December 31, 2016 as compared to $78 million at December 31, 2015 and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. However, given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At December 31, 2016 and 2015, four of the five original rigs had revenues recorded in excess of billings as a result of this recognition which totaled $18 million and $53 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
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
Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable jurisdictional tax rates at year-end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the deferred tax asset will not be realized in a future period.
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., UK or jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service (“IRS”) or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2016 and 2015, loss reserves for personal injury and protection claims totaled $22 million and $21 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

NOBLE CORPORATION PLC AND SUBSIDIARIES
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
Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-9 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for periods beginning after December 15, 2016. A number of amendments have been issued in connection with ASU No. 2014-9, all of which are effective upon adoption of Topic 606. In March 2016 and April 2016, the FASB issued clarification amendments ASU No. 2016-8 and ASU No. 2016-10 which clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. In May 2016, the FASB issued ASU No. 2016-11 and ASU No. 2016-12 which rescind certain SEC Staff Observer comments that are codified in Topic 605, “Revenue Recognition,” and Topic 932, “Extractive Activities—Oil and Gas” and provide improvements to narrow aspects of ASU No. 2014-9, respectively. In December 2016, the FASB issued ASU No. 2016-20, which issues technical corrections and improvements to Topic 606. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU's revenue recognition model and begun contract review. We plan on adopting the new standard effective January 1, 2018 and apply it retrospectively to all comparative periods presented.
In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In August 2014, the FASB issued ASU No. 2014-15, which amends ASC Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern.” The amendments in this ASU provide guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance did not require any additional disclosures.
In January 2015, the FASB issued ASU No. 2015-1, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In February 2015, the FASB issued ASU No. 2015-2, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In April 2015, the FASB issued ASU No. 2015-3, which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance allows a debt issuance cost related to a line-of-credit to be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is applied on a retrospective basis. In accordance with our adoption of ASU No. 2015-3, unamortized debt issuance costs related to our senior notes of approximately $26 million as of December 31, 2015, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.
In April 2015, the FASB issued ASU No. 2015-4, which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In July 2015, the FASB issued ASU No. 2015-12, which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans,” ASC Topic 962, “Defined Contribution Pension Plans” and ASC Topic 965, “Health and Welfare Benefit Plans.” There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-4, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, “Business Combinations.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date with a corresponding adjustment to goodwill, and revise comparative information for prior periods presented in financial statements. Those adjustments are required when new information about circumstances that existed as of the acquisition date would have affected the measurement of the amount initially recognized. This update requires an entity to recognize these adjustments in the reporting period in which the adjustment amounts are determined. An acquirer must record

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

the effect on earnings of changes in depreciation, amortization, or other income effects, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the statement of operations, or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In November 2015, the FASB issued ASU No. 2015-17, which amends ASC Topic 740, “Income Taxes.” This amendment aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by the amendments in this update. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2016, the FASB issued ASU No. 2016-5, which amends ASC Topic 815, “Derivatives and Hedging.” This amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective basis or a modified retrospective basis. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Under the new provision, excess tax benefits related to stock compensation will be recognized in the "Provision for income taxes" in the results of operations, rather than in "Additional paid-in capital" in the consolidated balance sheets and will be applied on a prospective basis. Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements will be implemented on a retrospective basis. The adoption of this standard will result in the cumulative adjustment to equity as of January 1, 2017 of approximately $6 million.
In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In October 2016, the FASB issued ASU No. 2016-16 which amends ASC Topic 740, “Income Taxes.” The amendments in this update improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In November 2016, the FASB issued ASU No. 2016-18 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 2 - Spin-off of Paragon Offshore plc ("Paragon Offshore")
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program.
In April 2016, we entered into a settlement agreement (following an agreement in principle entered into in February 2016)for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The settlement agreement is subject to the approval of Paragon Offshore's bankruptcy plan by the bankruptcy court. On October 28, 2016, the bankruptcy court having jurisdiction over the Paragon Offshore bankruptcy denied confirmation of Paragon Offshore’s bankruptcy plan. On January 18, 2017, Paragon Offshore announced that it had reached an agreement in principle with an ad hoc committee of secured debt holders on a term sheet to support a new bankruptcy plan. The term sheet contemplates that the existing settlement agreement between Noble and Paragon Offshore will be adopted under the new bankruptcy plan. Paragon Offshore also stated that it will seek to obtain court approval of the new bankruptcy plan as soon as possible in the first half of 2017. Paragon Offshore’s unsecured creditors are not parties to the agreement in principle, and have formed an ad hoc committee which we expect to oppose Paragon's new bankruptcy plan and our settlement. There can be no assurance that the bankruptcy court will ultimately approve our settlement agreement with Paragon Offshore or Paragon Offshore’s bankruptcy plan or that our settlement will remain a part of their plan. If for any reason the agreement is not approved by the bankruptcy court, or included as part of their plan or Paragon Offshore fails to exit bankruptcy, Paragon Offshore or its creditors could become adverse to us in any potential litigation relating to the Spin-off, including any alleged fraudulent conveyance claim in connection with the creation of Paragon Offshore as a stand-alone entity. See Note 17.
Prior to the completion of the Spin-off, Noble and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off.
Master Separation Agreement (“MSA”)
The general terms and conditions relating to the separation and Spin-off are set forth in the MSA. The MSA identifies the assets transferred, liabilities assumed and contracts assigned either to Paragon Offshore by us or by Paragon Offshore to us in the separation and describes when and how these transfers, assumptions and assignments would occur. The MSA provides for, among other things, Paragon Offshore’s responsibility for liabilities relating to its business and the responsibility of Noble for liabilities related to our, and in certain limited cases, Paragon Offshore’s business, in each case irrespective of when the liability arose. The MSA also contains indemnification obligations and ongoing commitments by us and Paragon Offshore.
Employee Matters Agreement (“EMA”)
The EMA allocates liabilities and responsibilities between us and Paragon Offshore relating to employment, compensation and benefits and other employment related matters.
Tax Sharing Agreement (“TSA”)
The TSA provides for the allocation of tax liabilities and benefits between us and Paragon Offshore and governs the parties’ assistance with tax-related claims.
Transition Services Agreements
Under two transition services agreements, we agreed to continue, for a limited period of time, to provide various interim support services to Paragon Offshore, and Paragon Offshore agreed to provide various interim support services to us, including providing operational and administrative support for our remaining Brazilian operations. As of May 2016, we no longer had any rigs operating in Brazil.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3 - Contract Settlement and Termination Agreement with Freeport-McMoRan Inc.
On May 10, 2016, Freeport-McMoRan Inc. (“Freeport”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and the Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively. During 2016, Noble recognized approximately $379 million in “Contract drilling services revenue” associated with the FCX Settlement, which included $348 million recorded as a termination fee and $31 million for the accelerated recognition of other deferred contractual items. During 2016, $11 million was recognized in “Contract drilling services expense” for the accelerated recognition of deferred mobilization and other expenses.
Pursuant to the FCX Settlement, Noble may receive payments based upon the average price of oil over a 12 month period from June 30, 2016 through June 30, 2017. These contingent payments were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair value are recognized as either income or loss in the accompanying Consolidated Statements of Operations. During 2016, we recognized approximately $14.4 million in “Contract drilling services revenue,” related to the valuation of this contingent payment. As of December 31, 2016, the estimated fair value of these contingent payments was $14.4 million which is included in “Prepaid expenses and other current assets” (see Note 15 for additional information).
Note 4 - Discontinued Operations
Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations. The results of discontinued operations for 2014 includes the historical results of Paragon Offshore through the Spin-off date, including costs incurred by Noble to complete the Spin-off. Non-recurring Spin-off related costs totaled $63 million for the year ended December 31, 2014. There was no activity related to discontinued operations during the year ended December 31, 2016 and 2015.
Prior to the Spin-off, Paragon Offshore issued approximately$1.7 billion of debt consisting of:

•	$1.08 billion aggregate principal amount of senior notes in two separate tranches, comprising $500 million of 6.75% Senior Notes due 2022 and $580 million of 7.25% Senior Notes due 2024; and

•	$650 million of a senior secured term credit agreement, at an interest rate of LIBOR plus 2.75%, subject to a LIBOR floor of 1%, which has an initial term of seven years.
We allocated interest expense on the above debt, which is directly related to Paragon Offshore, to discontinued operations. For the year ended December 31, 2014, we allocated approximately $4 million of interest expense related to such debt.
The following table provides the results of operations from discontinued operations:

2014
Operating revenues
Contract drilling services	$993,253
Reimbursables	21,899
Labor contract drilling services	19,304
Other	2
Operating revenues from discontinued operations	$1,034,458
Income from discontinued operations
Income from discontinued operations before income taxes	$216,391
Income tax provision	(55,889)
Net income from discontinued operations, net of tax	$160,502
Note 5 - Consolidated Joint Ventures
We maintain a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell plc (“Shell”), that own and operate the two Bully-class drillships. We have determined that we are the primary beneficiary of the joint ventures. Accordingly,

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.
During the years ended December 31, 2016, 2015 and 2014, the Bully joint ventures approved and paid dividends totaling $172 million, $143 million and $160 million, respectively. Of these amounts, approximately $86 million, $72 million and $80 million, respectively, were paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at both December 31, 2016 and 2015 totaled $1.4 billion for both years. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $35 million at December 31, 2016 as compared to approximately $50 million at December 31, 2015. Operating revenues were $332 million, $334 million and $372 million in 2016, 2015 and 2014, respectively. Net income totaled $151 million, $154 million and $157 million in 2016, 2015 and 2014, respectively.
Note 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Year Ended December 31,
	2016	2015	2014
Basic
Income (loss) from continuing operations	$(929,580)	$511,000	$(152,011)
Earnings allocated to unvested share-based payment awards	—	(11,208)	—
Income (loss) from continuing operations to common shareholders	(929,580)	499,792	(152,011)
Income from discontinued operations	—	—	160,502
Income from discontinued operations, net of tax to common shareholders	—	—	160,502
Net income (loss) attributable to Noble-UK	(929,580)	511,000	8,491
Earnings allocated to unvested share-based payment awards	—	(11,208)	—
Net income (loss) to common shareholders—basic	$(929,580)	$499,792	$8,491
Diluted
Income (loss) from continuing operations	$(929,580)	$511,000	$(152,011)
Earnings allocated to unvested share-based payment awards	—	(11,208)	—
Income (loss) from continuing operations to common shareholders	(929,580)	499,792	(152,011)
Income from discontinued operations	—	—	160,502
Income from discontinued operations, net of tax to common shareholders	—	—	160,502
Net income (loss) attributable to Noble-UK	(929,580)	511,000	8,491
Earnings allocated to unvested share-based payment awards	—	(11,208)	—
Net income (loss) to common shareholders—diluted	$(929,580)	$499,792	$8,491
Weighted average shares outstanding—basic	243,127	242,146	252,909
Weighted average shares outstanding—diluted	243,127	242,146	252,909
Weighted average unvested share-based payment awards	—	5,430	—
Earnings per share
Basic
Continuing operations	$(3.82)	$2.06	$(0.60)
Discontinued operations	—	—	0.63
Net income attributable to Noble-UK	$(3.82)	$2.06	$0.03
Diluted
Continuing operations	$(3.82)	$2.06	$(0.60)
Discontinued operations	—	—	0.63
Net income attributable to Noble-UK	$(3.82)	$2.06	$0.03
Dividends per share	$0.20	$1.28	$1.50
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. The effect of stock options and unvested share-based payment awards is not included in the computation for periods in which a net

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

loss from continuing operations occurs because to do so would be anti-dilutive. For the years ended December 31, 2016, 2015 and 2014, 1.4 million, 1.7 million shares and 2.0 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive. For the year ended December 31, 2016 and 2014, we experienced a net loss from continuing operations. As such, approximately 9 million and 4 million unvested share-based payment awards were excluded from the diluted earnings per share calculation at December 31, 2016 and 2014, respectively, as such awards were not dilutive.
Note 7 - Receivables from Customers
At December 31, 2016, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheets. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.
Note 8 - Property and Equipment
Property and equipment, at cost, as of December 31, 2016 and 2015 for Noble-UK consisted of the following:

	2016	2015
Drilling equipment and facilities	$12,048,571	$13,074,804
Construction in progress	112,103	761,347
Other	204,214	220,172
Property and equipment, at cost	$12,364,888	$14,056,323

Capital expenditures, including capitalized interest, totaled $660 million, $423 million and $2.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized interest was $22 million, $25 million and $47 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Capital expenditures related to Paragon Offshore for the year ended December 31, 2014 totaled $150 million. Depreciation expense for Paragon Offshore that was classified as discontinued operations totaled $236 million for the year ended December 31, 2014.
We took delivery of our remaining newbuild project, the heavy-duty, harsh environment jackup, the Noble Lloyd Noble, in July 2016, which commenced operations in November 2016 under a four-year contract in the North Sea. The Noble Sam Hartley commenced operations in January 2016.
During the year-ended December 31, 2016, we completed the sale of certain corporate assets, certain capital spare equipment and the previously retired rigs, including the jackup Noble Charles Copeland, the drillship Noble Discoverer and the semisubmersible Noble Max Smith. In connection with the sale of these assets, we received proceeds of approximately $25 million. During 2015, we sold the previously retired semisubmersible rigs, the Noble Paul Wolff, the Noble Driller and the Noble Jim Thompson for proceeds of approximately $5 million.
During the years ended December 31, 2016, 2015, and 2014 we recognized a non-cash loss on impairment of $1.5 billion,$418 million and $745 million, respectively, related to our long-lived assets. See Note 12 for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 9 - Debt
Our debt consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Senior unsecured senior notes
3.05% Senior Notes due 2016	$—	$299,997
2.50% Senior Notes due 2017	299,992	299,956
5.25% Senior Notes due 2018	249,771	249,602
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	167,576	499,287
4.625% Senior Notes due 2021	208,538	399,680
3.95% Senior Notes due 2022	125,488	399,354
7.75% Senior Notes due 2024	980,117	—
7.20% Senior Notes due 2025	448,909	448,814
6.20% Senior Notes due 2040	399,898	399,896
6.05% Senior Notes due 2041	397,758	397,719
5.25% Senior Notes due 2042	498,369	498,338
8.20% Senior Notes due 2045	394,613	394,563
Total debt	4,372,724	4,488,901
Less: Unamortized debt issuance costs	(32,613)	(26,339)
Less: Current maturities of long-term debt (1)	(299,882)	(299,924)
Total long-term debt	$4,040,229	$4,162,638
(1) Presented net of current portion of unamortized debt issuance costs of $0.1 million and $0.07 million at December 31, 2016 and 2015, respectively.
Credit Facility and Commercial Paper Program
We currently have a five year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly owned subsidiary, NHIL and NHC. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing.
Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.1 percent to 0.35 percent depending on our debt ratings. Effective February 2016, as a result of a reduction of our debt ratings, the facility fee increased to 0.275 percent from 0.15 percent. Effective July 2016, as a result of a reduction of our debt ratings, the facility fee increased to 0.35 percent from 0.275 percent. At December 31, 2016, based on our debt ratings on that date, the facility fee was 0.35 percent. At December 31, 2016, we had no borrowings outstanding or letters of credit issued. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. Currently, the interest rate in effect is the highest permitted interest rate under the credit facility.
During 2016, we terminated our commercial paper program, which had allowed us to issue up to $2.4 billion in unsecured commercial paper notes. This termination does not reduce the capacity under our credit facility.
Debt Issuances
In December 2016, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $968 million, after estimated expenses, were primarily used to retire debt related to our tender offer and the remaining portion will be used for general corporate purposes.
In March 2015, we issued $1.1 billion aggregate principal amount of Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. These Senior Notes were issued in three separate tranches, consisting of $250 million of 4.00%

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025 and $400 million of 6.95% Senior Notes due 2045. The net proceeds of approximately $1.08 billion, after estimated expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.
Interest Rate Adjustments
In February 2016 Moody’s Investors Service downgraded our debt rating below investment grade, resulting in an interest rate increase of 1.00% on each of certain notes. Effective March 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.00% as a result of the downgrade. Effective April 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 6.95% and 7.95%, respectively, as a result of the downgrade.
In July 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.25% each, of the same notes. Effective September 16, 2016, the interest rate on our Senior Notes due 2018 increased to 5.25%. Effective October 1, 2016, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 increased to 7.20% and 8.20%, respectively. The weighted average coupon of all three tranches is now 7.12%.
In December 2016, S&P Global Ratings issued an additional downgrade, resulting in an interest rate increase of 0.5% each, of the same notes. Effective March 16, 2017, the interest rate on our Senior Notes due 2018 is scheduled to increase to 5.75% as a result of the downgrade. Effective April 1, 2017, the interest rates on our Senior Notes due 2025 and Senior Notes due 2045 are scheduled to increase to 7.70% and 8.70%, respectively, as a result of this downgrade.
The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised. Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit rating. Please see discussion on the credit facility above as it relates to the interest rate adjustments on our five year senior unsecured credit facility.
Debt Tender Offers and Repayments
In December 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $468 million principal amount was outstanding, our 4.625% Senior Notes due 2021, of which $397 million principal amount was outstanding and our 3.95% Senior Notes due 2022, of which $400 million principal amount was outstanding. On December 28, 2016, we purchased $762 million of these Senior Notes for $750 million, plus accrued interest, using the net proceeds of the $1.0 billion Senior Notes due 2024 issuance in December 2016. As a result of this transaction, we recognized a net gain of approximately $7 million.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million during the current year.
In March 2016, we repaid our $300 million 3.05% Senior Notes using cash on hand. In August 2015, we repaid our $350 million 3.45% Senior Notes using cash on hand.
We anticipate using cash on hand to repay the outstanding balance of our $300 million 2.50% Senior Notes, maturing in March 2017.
Covenants
The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At December 31, 2016, our ratio of debt to total tangible capitalization was approximately 0.41. We were in compliance with all covenants under the credit facility as of December 31, 2016.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At December 31, 2016, we were in compliance with all of our debt covenants.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Other
At December 31, 2016, aggregate principal repayments of total debt for the next five years and thereafter are as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$299,992	$249,771	$201,695	$167,576	$208,538	$3,245,152	$4,372,724
Fair Value of Financial Instruments
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in Note 14 and Note 16.
The following table presents the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
3.05% Senior Notes due 2016	—	—	299,997	299,340
2.50% Senior Notes due 2017	299,992	299,128	299,956	284,334
5.25% Senior Notes due 2018	249,771	249,808	249,602	227,285
7.50% Senior Notes due 2019	201,695	209,524	201,695	194,273
4.90% Senior Notes due 2020	167,576	167,329	499,287	378,761
4.625% Senior Notes due 2021	208,538	196,416	399,680	289,450
3.95% Senior Notes due 2022	125,488	112,791	399,354	265,643
7.75% Senior Notes due 2024	980,117	945,317	—	—
7.20% Senior Notes due 2025	448,909	423,267	448,814	308,870
6.20% Senior Notes due 2040	399,898	280,221	399,896	237,005
6.05% Senior Notes due 2041	397,758	273,854	397,719	239,464
5.25% Senior Notes due 2042	498,369	325,814	498,338	279,919
8.20% Senior Notes due 2045	394,613	328,608	394,563	255,887
Total debt	$4,372,724	$3,812,077	$4,488,901	$3,260,231
Note 10 - Equity
Share Capital
As of December 31, 2016, Noble-UK had approximately 243.2 million shares outstanding and trading as compared to approximately 242.0 million shares outstanding and trading at December 31, 2015. Repurchased shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.
Our Board of Directors eliminated our fourth quarter 2016 cash dividend of $0.02 per share, to further support our liquidity position during 2016.
The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million. All share repurchases were made in the open market and were pursuant to the share repurchase program discussed above. All shares repurchased during 2015 were immediately cancelled. During the year ended December 31, 2016, we did not repurchase any of our shares.
Share repurchases for each of the three years ended December 31, are as follows:

Year Ended	Total Number of Shares Purchased		Average Price Paid per Share (1)
December 31,		Total Cost (1)
2016	—	$—	$—
2015	6,209,400	100,630	16.21
2014	6,769,891	154,145	22.77

(1)	The total cost and average price paid per share includes the impact of commissions and stamp tax for share repurchases made in the open market.
Share-Based Compensation Plans
Stock Plans
On April 24, 2015 Noble Corporation plc shareholders approved a new equity plan, the Noble Corporation 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”), which permits grants of options, stock appreciation rights (“SARs”), stock or stock unit awards or cash awards, any of which may be structured as a performance award, from time to time to employees who are to be granted awards under the 2015 Incentive Plan. Neither consultants nor non-employee directors are eligible for awards under the 2015 Incentive Plan. During 2016, an additional 9.5 million ordinary shares were authorized under the 2015 Incentive plan. The maximum aggregate number of ordinary shares that may be granted for any and all awards under the 2015 Incentive Plan will not exceed 16.8 million shares. As of December 31, 2016, we had 11.3 million shares remaining available for grants to employees under the 2015 Incentive Plan.
The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. Upon shareholder approval of the 2015 Incentive Plan, the 1991 Plan was terminated and equity based awards to employees are now made only through the 2015 Incentive Plan.  Equity based awards previously granted under the 1991 Plan remain outstanding in accordance with their terms, which include the 1991 Plan.
Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. In connection with the Spin-off, the total number of shares subject to issue under existing awards under the 1992 Plan was increased from 2.0 million to 2.3 million. As of December 31, 2016, we had 0.3 million shares remaining available for award to non-employee directors under the 1992 Plan.
Stock Options
Pursuant to the EMA (see Note 2), we modified the outstanding stock options for our employees in connection with the Spin-off. As the awards contained an antidilution provision, we made certain adjustments to the exercise price and number of our stock options to preserve the economic value of the grants immediately prior to the Spin-off. Each outstanding stock option of Noble, whether or not exercisable, that was held by a current or former Noble employee was adjusted such that the holder received

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

an additional number of stock options of Noble based on a price ratio. The exercise price was adjusted by a factor equal to exercise price of the option prior to the Spin-off divided by the price ratio. The price ratio was calculated by dividing the average closing price of our stock during the 10 trading-day period prior to the Spin-off by the average closing price of our stock during the 10 trading-day period subsequent to the Spin-off. Each outstanding stock option of Noble, whether or not exercisable, that was held by an employee transferring to Paragon Offshore was vested at the Spin-off date and the exercise price and number of awards were adjusted in the same manner as explained above for Noble employees. At the Spin-off, we recognized the remaining expense for the accelerated vesting of stock options held by Paragon Offshore employees.
As a result of the Spin-off, an additional 339,223 stock options were issued to preserve the economic value of the grants immediately prior to the Spin-off, as discussed above. As no incremental fair value was awarded as a result of the issuance of these additional awards, the modification did not result in additional compensation expense.
Options have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2016, 2015 and 2014 and the changes during the year ended on those dates is presented below:

	2016		2015		2014
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,677,154	$29.48	1,958,633	$28.43	1,808,987	$33.13
Exercised	—	—	—	—	(131,706)	20.08
Expired	(256,979)	29.22	(281,479)	22.17	(57,871)	30.18
Spin-off adjustment	—	—	—	—	339,223	N/A
Outstanding at end of year (1)	1,420,175	29.52	1,677,154	29.48	1,958,633	28.43
Exercisable at end of year (1)	1,420,175	$29.52	1,677,154	$29.48	1,846,465	$28.35

(1)	Options outstanding and exercisable at December 31, 2016 had no intrinsic value.
The following table summarizes additional information about stock options outstanding at December 31, 2016:

	Options Outstanding and Exercisable
	Number of Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$20.49 to $26.18	302,854	2.67	$21.37
$26.19 to $31.51	467,956	3.96	30.40
$31.52 to $35.73	649,365	3.16	32.70
Total	1,420,175	3.32	$29.52
Besides the stock options issued as a result of the Spin-off, as discussed above, no stock options were granted during the years ended December 31, 2016, 2015 and 2014.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

There were no non-vested stock option balances at December 31, 2016 or any changes during the year ended December 31, 2016. No new stock options were issued during the current year.
There was no compensation cost recognized during the year ended December 31, 2016 related to stock options. Compensation cost recognized during the years ended December 31, 2015 and 2014 related to stock options totaled $0.1 million and $2 million, respectively.
Restricted Stock Units (“RSU’s”)
Pursuant to the EMA (see Note 2), we modified the outstanding RSU awards, both time-vested restricted stock units (“TVRSUs”) and market-based performance-vested restricted stock units (“PVRSUs”), for our employees in connection with the Spin-off. As the awards contained an antidilution provision, we made certain adjustments to the number of our share-based compensation awards to preserve the economic value of the grants immediately prior to the Spin-off. Each outstanding and unvested RSU of Noble that was held by a current or former Noble employee was adjusted such that the holder received an additional number of RSUs of Noble based on a price ratio, which was calculated as noted above in “Stock Options.”
As a result of the Spin-off, an additional 326,853 TVRSUs and 329,937 PVRSUs were issued to preserve the economic value of the grants immediately prior to the Spin-off, as discussed above. As no incremental fair value was awarded as a result of the issuance of these additional awards, the modification did not result in additional compensation expense.
We have awarded both TVRSU’s and PVRSU’s under the 1991 Plan and TVRSU’s under the 2015 Incentive Plan. The TVRSU’s generally vest over a three year period. The number of PVRSU’s which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria are strictly market based criteria as defined by FASB standards.
The TVRSU’s are valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized over the service period. The shares and related nominal value are recorded when the restricted stock unit vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.
The market-based PVRSU’s are valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSU’s include historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows:

	2016	2015	2014
Valuation assumptions:
Expected volatility	40.7%	34.0%	33.0%
Risk-free interest rate	0.97%	0.8%	0.7%

Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
A summary of the RSU awards for each of the years in the period ended December 31, is as follows:

	2016	2015	2014
TVRSU
Units awarded (maximum available)	3,624,182	2,004,311	1,617,534
Weighted-average share price at award date	$7.78	$15.90	$31.56
Weighted-average vesting period (years)	3.0	3.0	3.0
PVRSU
Units awarded (maximum available)	2,914,044	1,205,130	740,364
Weighted-average share price at award date	$7.79	$15.94	$31.66
Three-year performance period ended December 31	2018	2017	2016
Weighted-average award-date fair value	$3.81	$9.12	$19.66

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In October 2014, our Board of Directors approved a modification of certain PVRSU awards. The modification related to the composition of our peer groups for a portion of the 2013 and 2014 grants currently in place. The value of the modification was determined by taking the fair value of the modified award as compared to the fair value of the previous award immediately prior to modification, using a Monte Carlo Simulation Model to value both grants.
We award shares under the 1992 Plan. During the years ended December 31, 2016, 2015 and 2014, we awarded 227,937, 99,063 and 50,796 shares to non-employee directors, resulting in related compensation cost of $2 million in each of the three years.
A summary of the status of non-vested RSU’s at December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

	TVRSU’s Outstanding	Weighted Average Award-Date Fair Value	PVRSU’s Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSU’s at January 1, 2016	2,709,675	$21.97	2,546,137	$16.06
Awarded	3,624,182	7.78	2,914,044	3.81
Vested	(1,188,240)	25.16	(321,440)	24.97
Forfeited	(1,056,450)	11.49	(759,916)	12.63
Non-vested RSU’s at December 31, 2016	4,089,167	$11.18	4,378,825	$7.85
(1)The number of PVRSU’s shown equals the units that would vest if the “maximum” level of performance is achieved. The minimum number of units is zero and the “target” level of performance is 50 percent of the amounts shown.
At December 31, 2016, there was $24 million of total unrecognized compensation cost related to the TVRSU’s which is expected to be recognized over a remaining weighted-average period of 1.7 years. The total award-date fair value of TVRSU’s vested during the year ended December 31, 2016, was $30 million.
At December 31, 2016, there was $9 million of total unrecognized compensation cost related to the PVRSU’s which is expected to be recognized over a remaining weighted-average period of 1.7 years. The total potential compensation for PVRSU’s is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2016, 273,357 PVRSU’s for the 2013-2015 performance period were forfeited. In February 2017, 387,392 PVRSU’s for the 2014-2016 performance period were forfeited.
Share-based amortization recognized during the years ended December 31, 2016, 2015 and 2014 related to all restricted stock totaled $35 million ($31 million net of income tax), $39 million ($31 million net of income tax) and $46 million ($37 million net of income tax), respectively. Included in share-based amortization for the years ended December 31, 2014 was approximately $7 million related to Paragon Offshore that was classified as discontinued operations. Capitalized share-based amortization totaled approximately $0.2 million per year in 2016 and $1 million per year in both 2015 and 2014, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11 - Accumulated Other Comprehensive Loss
The following tables set forth the components of “Accumulated other comprehensive loss” (“AOCL”) for the years ended December 31, 2016 and 2015 and changes in AOCL by component for the year ended December 31, 2016. All amounts within the tables are shown net of tax.

	Gains / (Losses) on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)
Activity during period:
Other comprehensive income (loss) before reclassifications	2,414	7,099	(5,278)	4,235
Amounts reclassified from AOCL	(2,414)	4,422	—	2,008
Net other comprehensive income (loss)	—	11,521	(5,278)	6,243
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income (loss) before reclassifications	1,187	(8,237)	(19)	(7,069)
Amounts reclassified from AOCL	(1,187)	19,291	—	18,104
Net other comprehensive income (loss)	—	11,054	(19)	11,035
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
(1)    Gains on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 15 for additional information.
(2)    Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and curtailment and settlement expenses. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Income through either “contract drilling services” or “general and administrative.” See Note 14 for additional information.
Note 12 - Loss on Impairment
Asset impairments
In connection with the preparation of the consolidated financial statements included in this Annual Report, consistent with our accounting policies discussed in Note 1, we evaluate our drilling fleet assets for impairment on an annual basis or whenever there are changes in facts which suggest that the value of the asset is not recoverable.
In the fourth quarter of 2016, in connection with our annual impairment analysis, we identified indicators that certain assets in our fleet might not be recoverable. Such indicators included additional customer suspensions of drilling programs, contract cancellations and a further reduction in the number of new contract opportunities, resulting in reduced drilling contracts. As a result of our year-end testing, we determined that the carrying amounts of certain drilling units were impaired. We estimated the fair values of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating day rates, operating costs, utilization rates, capital expenditures, reactivation costs and estimated economic useful lives. Based upon our annual impairment analysis, we impaired the carrying values to estimated fair values for the Noble Amos Runner, the Noble Clyde Boudreaux and the Noble Dave Beard. The impairment charge related to these units was approximately $1 billion.
If we believe that one of our drilling units is no longer marketable or is otherwise unlikely to return to active service, we may elect to retire the unit and/or sell the unit at a value that may be substantially below its book value, and recognize an impairment charge that reduces the asset’s carrying value to the estimated fair value. In late December 2016, we decided to retire from service our semisubmersible, the Noble Max Smith, which we sold in December 2016 for approximately $1 million, and we recognized an impairment charge of approximately $165 million. We will continue to analyze the market and our expectations for our fleet,

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

and we may retire and/or sell other units (which may be at a substantial loss compared to book value) if we conclude that it is appropriate to do so.
Also in the fourth quarter of 2016, in connection with our annual impairment analysis, we concluded that the semisubmersible, the Noble Homer Ferrington and certain capital spare equipment would not be utilized in the foreseeable future and we recognized an impairment charge of approximately $120 million and $154 million, respectively. In the second quarter of 2016, we recognized a charge of approximately $17 million for the impairment of certain capital spare equipment based upon our decision to dispose of this equipment.
In connection with our 2015 annual impairment analysis, we decided that we would no longer market one of our drillships, the Noble Discoverer. The decision was a result of the termination of the contract for this rig by Shell in December 2015 and the decreased opportunities for rigs of this type in the current marketplace. We also reviewed assumptions on the future marketability of one of our jackups, the Noble Charles Copeland, after its contract completion in late September 2015, with consideration given to its years in service, limited technical features and anticipated capital requirements in light of the current market conditions. As a result of this analysis, we decided to discontinue marketing this unit. Additionally, as a result of a year-end 2015 review of capital spare equipment, we elected to retire certain capital spare equipment. We evaluated these units and capital spare equipment for impairment and recorded an impairment charge of $406 million for the year ended December 31, 2015.
Also in 2015, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on quotes from brokers of similar assets (Level 2). Based on these estimates, we recorded an impairment charge of approximately $13 million for the year ended December 31, 2015.
In connection with our 2014 annual impairment analysis, we reviewed assumptions on the future marketability of the Noble Driller, the Noble Jim Thompson and the Noble Paul Wolff because of then current market conditions. We evaluated these units for impairments and recorded an impairment charge of $685 million on these rigs for the year ended December 31, 2014. The total remaining book value of $47 million at December 31, 2014 represented the equipment present on the rigs, which was available for redeployment within our fleet. The remaining book value was a Level 3 fair value measurement under accounting literature as it contained significant estimation and non-observable inputs.
Goodwill
In connection with our acquisition of FDR Holdings Limited (“Frontier”) in 2010, we recognized goodwill in our Contract Drilling Services reporting unit. In connection with the preparation of the consolidated financial statements included in this Annual Report, as discussed in Note 1, we conduct goodwill impairment testing annually in the fourth quarter of each year and when events occur that would potentially reduce the fair value of our reporting unit below its carrying amount.
As part of our annual test completed in 2014, we noted a significant decline in the market value of our stock, coupled with a decrease in oil and gas prices, significant reductions in the projected dayrates for new contracts and reduced utilization forecasts. These factors drove our fair value of the reporting unit below the book value, and we concluded that the goodwill in the Contract Drilling Services reporting unit was impaired. We deemed this to be a Level 3 fair value measurement under accounting literature as it contains significant estimation and non-observable inputs. During 2014, we fully impaired the $60 million of goodwill.
Note 13 - Income Taxes
Noble-UK is a company which is tax resident in the UK and, as such, will be subject to UK corporation tax on its taxable profits and gains. A UK tax exemption is available in respect of qualifying dividends income and capital gains related to the sale of qualifying participations. We operate in various countries throughout the world, including the United States. The income or loss of the non-UK subsidiaries is not expected to be subject to UK corporation tax. Prior to the redomiciliation, Noble-Swiss was the group holding company and was exempt from Swiss cantonal and communal income tax on its worldwide income or loss, and was also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying participations. It is expected that the participation relief will result in a full exemption of participation income from Swiss federal income tax. We do not expect the redomiciliation from Switzerland to the UK to have a material impact on our effective tax rate.
Consequently, we have taken account of those tax exemptions and provided for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries have a taxable presence for income tax purposes.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The components of the net deferred taxes are as follows:

	2016	2015
Deferred tax assets
United States
Excess of net tax basis over remaining book basis	$56,351	$—
Deferred pension plan amounts	16,797	22,858
Accrued expenses not currently deductible	19,012	20,041
Other	6,803	3,069
Non-U.S.
Net operating loss carry forwards	3,800	3,800
Deferred pension plan amounts	3,120	2,347
Other	2,064	2,064
Deferred tax assets	107,947	54,179
Less: valuation allowance	(3,800)	(3,800)
Net deferred tax assets	$104,147	$50,379
Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$—	$(126,096)
Other	(7,672)	(10,277)
Non-U.S.
Excess of net book basis over remaining tax basis	(200)	(200)
Other	(4,305)	(4,366)
Deferred tax liabilities	(12,177)	(140,939)
Net deferred tax assets (liabilities)	$91,970	$(90,560)
Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
United States	$(428,087)	$4,031	$38,206
Non-U.S.	(538,942)	738,402	(8,741)
Total	$(967,029)	$742,433	$29,465

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The income tax provision (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current- United States	$61,928	$113,648	$50,829
Current- Non-U.S.	18,813	81,756	74,288
Deferred- United States	(189,880)	(38,103)	(18,655)
Deferred- Non-U.S.	(17)	1,931	189
Total	$(109,156)	$159,232	$106,651

The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties. In 2016, we released an uncertain tax position in Libya in the gross amount of $40 million coupled with a related tax benefit of $13 million.

	2016	2015	2014
Gross balance at January 1,	$169,687	$108,812	$115,969
Additions based on tax positions related to current year	15,665	31,022	16,880
Additions for tax positions of prior years	18,662	47,561	12,928
Reductions for tax positions of prior years	(43,701)	(11,945)	(8)
Expiration of statutes	(487)	(1,237)	(2,852)
Reduction due to Spin-off	—	—	(26,870)
Tax settlements	—	(4,526)	(7,235)
Gross balance at December 31,	159,826	169,687	108,812
Related tax benefits	(1,008)	(14,369)	(1,064)
Net reserve at December 31,	$158,818	$155,318	$107,748
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2016	2015
Reserve for uncertain tax positions, excluding interest and penalties	$158,818	$155,318
Interest and penalties included in “Other liabilities”	13,702	10,961
Reserve for uncertain tax positions, including interest and penalties	$172,520	$166,279
If these reserves of $173 million are not realized, the provision for income taxes will be reduced by $173 million.
We include, as a component of our “Income tax provision,” potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $3 million in 2016, an income tax expense of $3 million in 2015 and an income tax benefit of $1 million in 2014.
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
We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Brazil, Brunei, Bulgaria, Cyprus, Mexico, Norway, Saudi Arabia, Argentina, Australia, Denmark, Gabon, Luxembourg, Malaysia, the Netherlands, Tanzania, Singapore, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2010 and non-U.S. income tax examinations for years before 2000.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. The income or loss of our non-UK subsidiaries is not subject to UK income tax. Earnings are taxable in the United Kingdom at the UK statutory rate of 20 percent. Ongoing consultative process in the United Kingdom and a possible change in law could materially impact our tax rate on operations in the United Kingdom continental shelf. A reconciliation of tax rates outside of the United Kingdom and the Cayman Islands to our Noble-UK effective rate for continuing operations is shown below:

	Year Ended December 31,
	2016	2015	2014
Effect of:
Tax rates which are different than the UK and Cayman Island rates	8.4%	14.4%	19.3%
Tax impact of asset impairment	3.9%	5.3%	344.0%
Reserve for (resolution of) tax authority audits	(1.0)%	1.7%	(1.3)%
Total	11.3%	21.4%	362.0%
We generated and fully utilized U.S. foreign tax credits of $15 million and $17 million in 2015 and 2014, respectively. Due to foreign tax credit limitation constraints, in 2016 the Company has made the determination to take foreign tax expense as a deduction against U.S. taxable income.
At December 31, 2016 and December 31, 2015, we have no undistributed earnings of our subsidiaries for which deferred income taxes have not been provided.
Note 14 - Employee Benefit Plans
Defined Benefit Plans
Noble maintains two pension plans for certain of our employees whose most recent date of employment is prior to April 1, 2014 operating in the North Sea, the Noble Drilling (Land Support) Limited (“NDLS”) and the Noble Resources Limited (“NRL”), both indirect, wholly-owned subsidiaries of Noble-UK. Prior to the Spin-off of Paragon Offshore, Noble also maintained two benefit plans whose assets and liabilities were assumed by Paragon Offshore as part of our MSA (see Note 2). Reference to our “non-U.S. plans” included throughout this report relates to both the NDLS and NRL plans, as well as the activity for the two legacy plans for the periods prior to the Spin-off.
In addition to the non-U.S. plans discussed above, we have two U.S. noncontributory defined benefit pension plans: one which covers certain salaried employees and one which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust (the “Trust”). These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credit balances available to us under the plan, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans.”
During the fourth quarter of 2016, we approved amendments, effective as of December 31, 2016, to our non-U.S. and U.S. defined benefit plans. With these amendments, employees and alternate payees will accrue no future benefits under the plans after December 31, 2016. However, these amendments will not affect any benefits earned through that date. Benefits for the affected plans are primarily based on years of service and employees' compensation near December 31, 2016. We incurred a net curtailment charge of $0.8 million in the fourth quarter of 2016, and will reduce our net pension expense from approximately $11 million in 2016 to an estimated net pension gain of approximately $1 million in 2017.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at beginning of year	$69,372	$228,390	$72,553	$238,072
Service cost	2,914	6,647	3,344	8,596
Interest cost	2,412	9,557	2,546	9,198
Actuarial loss (gain)	19,296	(5,178)	(2,778)	(21,631)
Benefits paid	(3,515)	(5,747)	(2,971)	(5,845)
Curtailment	(5,735)	(17,092)	—	—
Plan participants’ contributions	307	—	363	—
Foreign exchange rate changes	(12,704)	—	(3,685)	—
Benefit obligation at end of year	$72,347	$216,577	$69,372	$228,390
A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$75,855	$167,947	$77,714	$172,119
Actual return on plan assets	9,371	8,657	2,270	1,125
Employer contributions	2,832	383	2,182	548
Benefits and expenses paid	(3,515)	(5,747)	(2,971)	(5,845)
Plan participants’ contributions	307	—	363	—
Foreign exchange rate changes	(13,564)	—	(3,703)	—
Fair value of plan assets at end of year	$71,286	$171,240	$75,855	$167,947
The funded status of the plans is as follows:

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$(1,061)	$(45,337)	$6,483	$(60,443)
Amounts recognized in the Consolidated Balance Sheets consist of:

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$313	$229	$9,121	$1,134
Other liabilities (current)	—	(3,857)	—	(3,441)
Other liabilities (noncurrent)	(1,374)	(41,709)	(2,638)	(58,136)
Net amount recognized	$(1,061)	$(45,337)	$6,483	$(60,443)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Amounts recognized in AOCL consist of:

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$17,035	$34,200	$10,017	$57,937
Prior service cost	—	—	1,378	326
Deferred income tax asset	(3,120)	(12,250)	(2,347)	(20,392)
Accumulated other comprehensive loss	$13,915	$21,950	$9,048	$37,871
Pension cost includes the following components:

	Year Ended December 31,
	2016		2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service Cost	$2,914	$6,647	$3,344	$8,596	$4,777	$8,901
Interest Cost	2,412	9,557	2,546	9,198	4,650	10,546
Return on plan assets	(3,393)	(12,389)	(3,673)	(13,146)	(6,117)	(15,499)
Amortization of prior service cost	104	118	104	142	46	196
Recognized net actuarial loss	142	4,398	315	6,158	769	2,857
Curtailment expense	600	200	—	—	—	241
Settlement expense	—	—	—	—	—	9,872
Net pension expense	$2,779	$8,531	$2,636	$10,948	$4,125	$17,114
Employees participating in the U.S. plans that transferred to Paragon Offshore at the time of the Spin-off terminated under these plans as of July 31, 2014. In connection with the termination of these employees, we recognized a curtailment expense of $0.2 million for the year ended December 31, 2014. Additionally in 2014, we recognized a settlement expense of $10 million related to those terminated employees that elected to receive their accumulated benefits as a lump sum distribution.
Included in net pension expense for the year ended December 31, 2014 for non-U.S. plans was approximately $2 million related to Paragon Offshore that was classified as discontinued operations. Included in net pension expense for the year ended December 31, 2014 for U.S. plans was approximately $11 million related to Paragon Offshore that was classified as discontinued operations.
The estimated net actuarial losses that will be amortized from AOCL into net periodic pension cost in 2017 are $0.7 million and $1.5 million, respectively, for the non-U.S. plans and U.S. plans. There is no estimated prior service cost for either of the non-U.S. plans or U.S. plans that will be amortized from AOCL into net periodic pension cost in 2017.
During 2016, we adopted the Retirement Plan (“RP”) 2016 mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries. The RP 2016 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales decreased our pension liability on our U.S. plans by approximately $3 million as of December 31, 2016.
During 2015, we adopted the Retirement Plan 2015 mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries. The RP 2015 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales decreased our pension liability on our U.S. plans by approximately $3 million as of December 31, 2015.
During 2014, we adopted the RP 2014 mortality tables with the MP scale as issued by the Society of Actuaries. The RP 2014 mortality tables represent the new standard for defined benefit mortality assumptions due to longer life expectancies. The adoption of the updated mortality tables and the mortality improvement scales increased our pension liability on our U.S. plans by approximately $14 million as of December 31, 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$72,347	$216,577	$69,372	$228,390
Accumulated benefit obligation	72,347	216,577	65,136	199,928
Fair value of plan assets	71,286	171,240	75,855	167,947

The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2016 and 2015. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees will accrue no future benefits under the plans after December 31, 2016.

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$5,015	$189,244	$4,317	$202,566
Fair value of plan assets	3,642	143,678	1,679	140,988
The PBO for the unfunded excess benefit plan was $17 million at December 31, 2016 as compared to $23 million in 2015, and is included under “U.S.” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2016 and 2015. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees will accrue no future benefits under the plans after December 31, 2016.

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$5,015	$189,244	$1,853	$174,105
Fair value of plan assets	3,642	143,678	1,679	140,988
The ABO for the unfunded excess benefit plan was $17 million at December 31, 2016 as compared to $15 million in 2015, and is included under “U.S.” in the above tables.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	Year Ended December 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	2.15%-2.70%	3.00%-4.24%	2.93%-3.90%	3.09%-4.48%
Rate of compensation increase	3.6%	N/A	3.60%-4.20%	2.00%-5.00%

	Year Ended December 31,
	2016		2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	2.93%-3.90%	3.09%-4.48%	2.60%-3.70%	2.98%-4.38%	2.70%-4.70%	3.90%-5.10%
Expected long-term return on assets	1.60%-5.00%	7.00%	1.60%-4.90%	7.50%	2.30%-6.00%	7.80%
Rate of compensation increase	3.60%-4.20%	N/A	3.60%-4.10%	2.00%-5.00%	3.60%-4.50%	5.00%
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
In developing the expected long-term rate of return on assets, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio. To assist us with this analysis, we employ third-party consultants for our U.S. and non-U.S. plans that use a portfolio return model.
Defined Benefit Plans—Plan Assets
Non-U.S. Plans
The NRL pension plan has a targeted asset allocation of 100 percent debt securities. The investment objective for the NRL plan assets is to earn a favorable return against the Barclays Capital Euro Treasury AAA index. We evaluate the performance of this plan on an annual basis.
The NDLS pension plan has a target asset allocation of 70 percent equity securities and 30 percent debt securities. The investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against a benchmark of blended United Kingdom market indices. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day-to-day management of the plan’s assets. The plan’s assets are invested with two investment managers. The performance objective communicated to one of these investment managers is to exceed a blend of FTSE A Over 15 Year Gilts index and iBoxx Sterling Non Gilts All Stocks index by 1.25 percent per annum gross of fees over rolling three year periods. The performance objective communicated to the other investment manager is to exceed a blend of FTSE’s All Share index, All World North America index, All World Europe index and All World Asia Pacific index by 1.00 to 2.00 percent per annum gross of fees over rolling five year periods. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet with the investment managers periodically to review and discuss their investment performance.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The actual fair values of Non-U.S. pension plans as of December 31, 2016 and 2015 are as follows:

		December 31, 2016
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$337	$337	$—	$—
Equity securities:
International companies	46,845	46,845	—	—
Fixed income securities:
Corporate bonds	20,462	—	20,462	—
Other	3,642	—	—	3,642
Total	$71,286	$47,182	$20,462	$3,642

		December 31, 2015
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$893	$893	$—	$—
Equity securities:
International companies	56,926	56,926	—	—
Fixed income securities:
Corporate bonds	16,357	—	16,357	—
Other	1,679	—	—	1,679
Total	$75,855	$57,819	$16,357	$1,679
At December 31, 2016, assets of NRL were invested in instruments that are similar in form to a guaranteed insurance contract. There are no observable market values for these assets (Level 3); however, the amounts listed as plan assets were materially similar to the anticipated benefit obligations that were anticipated under the plans. Amounts were therefore calculated using actuarial assumptions completed by third-party consultants employed by Noble. The following table details the activity related to these investments during the year.

Market
Value
Balance as of December 31, 2015	$1,679
Assets purchased	2,685
Assets sold/benefits paid	(411)
Return on plan assets	92
Loss on exchange rate	(403)
Balance as of December 31, 2016	$3,642
U.S. Plans
The Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The Company’s overall investment strategy, or target range, is to achieve a mix of approximately 66.5 percent in equity securities, 32 percent in debt securities and 1.5 percent in cash holdings. Actual results may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.
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
No shares of Noble were included in equity securities at either December 31, 2016 or 2015.
The actual fair values of U.S. pension plan assets as of December 31, 2016 and 2015 are as follows:

		December 31, 2016
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,524	$2,524	$—	$—
Equity securities:
United States	80,264	80,264	—	—
International	34,049	34,049	—	—
Fixed income securities:
Corporate bonds	54,403	54,403	—	—
Total	$171,240	$171,240	$—	$—

		December 31, 2015
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,097	$2,097	$—	$—
Equity securities:
United States	77,611	77,611	—	—
International	33,517	33,517	—	—
Fixed income securities:
Corporate bonds	54,722	54,722	—	—
Total	$167,947	$167,947	$—	$—
As of December 31, 2016, no single security made up more than 10 percent of total assets of either the U.S. or the Non-U.S. plans.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Defined Benefit Plans—Cash Flows
In 2016, we made total contributions of $2.8 million and $0.4 million to our non-U.S. and U.S. pension plans, respectively. In 2015, we made total contributions of $2.2 million and $0.5 million to our non-U.S. and U.S. pension plans, respectively. In 2014, we made total contributions of $7 million and $2 million to our non-U.S. and U.S. pension plans, respectively. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2017, subject to applicable law, to be $0.08 million and $3.8 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
The following table summarizes our estimated benefit payments at December 31, 2016:

		Payments by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Estimated benefit payments
Non U.S. plans	$28,648	$2,393	$2,485	$2,582	$2,684	$2,788	$15,716
U.S. plans	103,887	10,236	7,993	8,329	8,773	12,487	56,069
Total estimated benefit payments	$132,535	$12,629	$10,478	$10,911	$11,457	$15,275	$71,785
Other Benefit Plans
We sponsor a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The 401(k) Restoration Plan has no assets, and amounts withheld for the 401(k) Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At both December 31, 2016 and 2015, our liability for the 401(k) Restoration Plan was $8 million and is included in “Accrued payroll and related costs.”
In 2005 we enacted a profit sharing plan, the Noble Drilling Services Inc. Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after three years of service. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $6 million in each of the three years ended December 31, 2016, 2015 and 2014.
We sponsor other retirement, health and welfare plans and a 401(k) savings plan for the benefit of our employees. The cost of maintaining these plans for continuing operations aggregated approximately $37 million, $55 million and $70 million in 2016, 2015 and 2014, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
Note 15 - Derivative Instruments and Hedging
We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
The FCX Settlement includes two contingent payments, which are further discussed below. We are accounting for these contingent payments as derivative instruments that do not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment, and therefore, changes in fair values are recognized as either income or loss in the accompanying Consolidated Statements of Operations.
For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.
Cash Flow Hedges
Several of our regional shorebases, primarily our operations in the North Sea, Australia and Brazil have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. During 2016 and 2015, we entered into forward contracts of approximately $53 million and $88 million, respectively, all of which settled during their respective years. At both December 31, 2016 and 2015, we had no outstanding derivative contracts.
FCX Settlement
As discussed in Note 3, pursuant to the FCX Settlement, Noble may receive contingent payments from the FCX Settlement on September 30, 2017, depending on the average price of oil over a 12 month period from June 30, 2016 through June 30, 2017. The average price of oil will be calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averages more than $50 per barrel during such period, Freeport will pay $25 million to Noble. In addition to the $25 million contingent payment, if the price of WTI averages more than $65 per barrel during such period, Freeport will pay an additional $50 million to Noble. These contingent payments do not qualify for hedge accounting treatment under FASB standards, and therefore, changes in fair values are recognized as either income or loss in the accompanying Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following tables.
During 2016, we recognized approximately $14.4 million in “Contract drilling services revenue,” related to the valuation of this contingent payment. As of December 31, 2016, the estimated fair value of these contingent payments was $14.4 million which is included in “Prepaid expenses and other current assets”.
Financial Statement Presentation
The following table, together with Note 16, summarizes the financial statement presentation and fair value of our derivative positions as of December 31, 2016 and 2015:

		Estimated fair value
	Balance sheet classification	December 31, 2016	December 31, 2015
Asset derivatives
Non-designated derivatives
FCX Settlement	Prepaid expenses and other current assets	14,400	—
To supplement the fair value disclosures in Note 16, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as "contract drilling services" expense for the years ended December 31, 2016 and 2015:

	Gain/(loss) recognized through AOCL		(Gain)/loss reclassified from AOCL to “contract drilling services” expense		Gain/(loss) recognized through “contract drilling services” expense
	2016	2015	2016	2015	2016	2015
Cash flow hedges
Foreign currency forward contracts	$(1,187)	$(2,414)	$1,187	$2,414	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$14,400	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 - Financial Instruments and Credit Risk
The FASB guidance establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy under FASB guidance prioritizes inputs within three levels:
Level 1: Valuations based on quoted prices in active markets for identical assets;
Level 2: Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar but not identical instruments; and
Level 3: Valuations based on unobservable inputs.
The following tables present the carrying amount and estimated fair value as of December 31, 2016 and 2015 of our financial instruments recognized at fair value on a recurring basis:

	December 31, 2016
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—
Marketable securities	$6,246	$6,246	$—	$—
FCX Settlement	$14,400	$—	$—	$14,400

	December 31, 2015
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—
Marketable securities	$6,352	$6,352	$—	$—
Our cash and cash equivalents, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value. The FCX Settlement has been valued using a Monte Carlo Simulation Model based on the following assumptions as of December 31, 2016:

Valuation assumptions:
Expected volatility	47.08%
Mean-reversion rate	2.80
Discount rate (1)	2.5%
Underlying spot price (2)	$53.72

(1)	Based on the cost of debt of Freeport.

(2)	Based on the last trading price of the WTI spot contract from Bloomberg as of December 31, 2016.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table details the activity related to the FCX Settlement asset classified within Level 3 of the valuation hierarchy for the periods indicated:

December 31, 2015	$—
Fair value recognized in earnings	17,600
Change in fair value recognized in earnings	(3,200)
December 31, 2016	$14,400
Concentration of Credit Risk
The market for our services is the offshore oil and gas industry, and our customers consist primarily of major integrated oil companies, government-owned oil companies and independent oil and gas producers. We perform ongoing credit evaluations of our customers and do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers’ expenditures and budgets occur. These fluctuations can impact our results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our net cash provided by operating activities.
Revenues from Shell and its affiliates accounted for approximately 38 percent, 49 percent and 55 percent of our consolidated operating revenues in 2016, 2015 and 2014, respectively. Revenues from Freeport accounted for approximately 25 percent of our consolidated operating revenues in 2016, inclusive of the FCX Settlement, and 14 percent of our consolidated operating revenues during 2015. Freeport did not account for more than 10 percent of our consolidated operating revenues in 2014.
Note 17 - Commitments and Contingencies
In January 2017, a subsidiary of Transocean Ltd. filed suit against us and certain of our subsidiaries for patent infringement in a Texas Federal court.  The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling. We were aware of the patents when we constructed the rigs, and we do not believe that our rigs infringe the Transocean patents, which are now expired.  We intend to defend ourselves vigorously against this claim.
The Noble Homer Ferrington was under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), which entered into an assignment agreement with British Petroleum plc (“BP”) for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and ExxonMobil informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against the Libyan operating subsidiaries of both BP and Exxon (the “Defendants”). The arbitration panel issued an award in our favor for dayrate revenues plus interest and fees. During 2015, BP paid us $150 million and Exxon paid us $27 million under the award, of which approximately $137 million was recognized as contract drilling services revenues, $30 million as interest income, and $10 million for the reimbursement of costs and fees as a reduction of contract drilling services costs.
In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our former drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4 million in community service payments, and was placed on probation for four years, provided that we may petition the court for early dismissal of probation after three years. If, during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.
We have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts.  We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we have been conducting a review, which is now substantially complete, of our relationship with the agent and with Petrobras. We are in contact with the SEC, the Brazilian federal prosecutor’s office and the DOJ about this matter. We are cooperating with these agencies and they are aware of our internal review. To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At December 31, 2016, there were 42 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana and Mississippi. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.
During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report ("RAR") from the IRS. We believe that we have accurately reported all amounts in our tax returns, and we will submit administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our consolidated financial statements. We have also been informed by the IRS that our 2012 and 2013 tax returns will be examined, and we anticipate that examination beginning during 2017. The IRS examination team also completed its examination of two U.S. subsidiaries of Frontier Drilling for 2011, and proposed no changes to those returns.
Under the TSA entered into at the time of the Spin-off, Noble and Paragon Offshore are each responsible for the taxes that relate to their respective business (whether such taxes were incurred through a Noble-retained or a Paragon-retained entity) and provide a corresponding indemnity. In addition, in April 2016, we entered into a settlement (following an agreement in principle entered into in February 2016) with Paragon Offshore relating to tax matters in Mexico described below in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of its creditors). The settlement agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore's bankruptcy plan by the bankruptcy court. On October 28, 2016, the bankruptcy court having jurisdiction over the Paragon Offshore bankruptcy denied confirmation of Paragon Offshore’s bankruptcy plan. On January 18, 2017, Paragon Offshore announced that it had reached an agreement in principle with an ad hoc committee of secured debt holders on a term sheet to support a new bankruptcy plan. The term sheet contemplates that the existing settlement agreement between Noble and Paragon Offshore will be adopted under the new bankruptcy plan. Paragon Offshore also stated that it will seek to obtain court approval of the new bankruptcy plan as soon as possible in the first half of 2017. Paragon Offshore’s unsecured creditors are not parties to the agreement in principle, and have formed an ad hoc committee which we expect to oppose Paragon's new bankruptcy plan, including our settlement agreement. There can be no assurance that the bankruptcy court will ultimately approve our settlement agreement with Paragon Offshore or Paragon Offshore’s bankruptcy plan or that our settlement agreement will continue to be a part of their bankruptcy plan. If for any reason the agreement is not approved by the bankruptcy court or Paragon Offshore fails to exit bankruptcy, Paragon Offshore or its creditors could become adverse to us in any potential litigation relating to the Spin-off, including any alleged fraudulent conveyance claim in connection with the creation of Paragon Offshore as a stand-alone entity.
Audit claims of approximately $151 million attributable to income and other business taxes have been assessed against us in Mexico, as detailed below. Under our settlement agreement with Paragon Offshore, we agreed to assume the administration of Paragon Offshore’s Mexican income and value-added taxes for the years 2005 through 2010 and for Paragon Offshore’s Mexican customs taxes through 2010, as well as the related bonding obligations and certain of the tax related liabilities. In addition, under

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

the agreement with Paragon Offshore, we agreed to (i) pay all of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Noble-retained entity, (ii) pay 50 percent of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Paragon Offshore-retained entity, (iii) pay 50 percent of the ultimate resolved amount of Mexican custom taxes related to Paragon Offshore’s business, and (iv) post any tax appeal bond that may be required to challenge a final assessment. Paragon Offshore also agreed to pay 50 percent of the third party costs incurred by us in the administration of the tax claims. Pursuant to an amendment agreed to on August 5, 2016 we have also agreed to allow Paragon Offshore to pay up to $5 million of the Mexican tax and administrative costs described above that become owed to us in the form of an interest bearing note, which will be due at the end of the four year period following the date of approval of Paragon Offshore's bankruptcy plan. Tax assessments of approximately $43 million for income and value-added taxes have been made against Noble entities in Mexico. Tax assessments for income and value-added taxes of approximately $176 million have been made against Paragon Offshore entities in Mexico, of which approximately $40 million relates to Noble’s business that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. We will only be obligated to post a tax appeal bond in the event a final assessment is made by Mexican authorities. As of February 15, 2017, there have been $3 million in final assessments that have been bonded.
In January 2015, Noble received an official notification of a ruling from the Second Chamber of the Supreme Court in Mexico. The ruling settled an ongoing dispute in Mexico relating to the classification of a Noble subsidiary’s business activity and the applicable rate of depreciation under the Mexican law applicable to the activities of that subsidiary. The ruling did not result in any additional tax liability to Noble. Additionally, the ruling is only applicable to the Noble subsidiary named in the ruling and, therefore, does not establish the depreciation rate applicable to the assets of other Noble subsidiaries. Under the recent agreement with Paragon Offshore, we agreed to be responsible for any tax liability ultimately incurred because these depreciation liabilities would be incurred by Noble-retained entities, and such amounts are reflected in the discussion of Mexican audit claims in the preceding paragraph. We will continue to contest future assessments received, and can make no assurances regarding the ultimate outcome of these tax claims or our obligations to pay additional taxes in respect of these tax claims.
Paragon Offshore has received tax assessments of approximately $154 million attributable to income, customs and other business taxes in Brazil, of which $44 million relates to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil business, approximately $44 million, if and when such payments become due.
We have contested, or intend to contest or cooperate with Paragon Offshore in Brazil where it is contesting, the assessments described above, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions or our ability to collect indemnities from Paragon Offshore under the TSA or the recent agreement with Paragon Offshore.
We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is approximately $24 million. We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.
We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire to our drilling rigs along with other associated coverage common in our industry. We maintain a physical damage deductible on our rigs of $25 million per occurrence. With respect to the U.S. Gulf of Mexico, hurricane risk has generally resulted in more restrictive and expensive coverage for U.S. named windstorm perils, and we have opted in certain years to maintain limited or no windstorm coverage.  Our current program provides for $500 million in named windstorm coverage in the U.S. Gulf of Mexico. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks,

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, cyber risks, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.
We have entered into agreements with certain of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble-UK (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.
We lease certain office space and warehouse facilities under cancelable and non-cancelable leases. Rent expense under these arrangements totaled $8 million, $9 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively. The table below depicts future minimum rental commitments under our operating leases as of December 31, 2016 (in thousands):

2017	2018	2019	2020	2021	Thereafter	Total
$15,718	$7,750	$6,542	$1,892	$1,632	$4,889	$38,423

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 18 - Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. As of December 31, 2016, our contract drilling services segment conducts contract drilling operations in the United States, the North Sea, South Africa, the Middle East and Asia.
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues Year Ended December 31,			Identifiable Assets As of December 31,
	2016	2015	2014	2016	2015
United States	$1,404,365	$1,941,485	$1,639,509	$6,399,119	$6,642,540
Argentina	51,627	111,589	97,743	—	273,397
Australia	89,847	204,822	146,474	—	944,277
Benin	—	—	66,077	—	—
Brazil	27,640	78,683	447,266	25,474	697,638
Brunei	42,710	—	—	312,494	—
Bulgaria	78,985	—	—	—	—
Denmark	46,342	77,934	28,980	250,776	501,747
Gabon	23,385	90,082	72,562	—	684,243
Libya	—	136,406	—	—	—
Malaysia	168,826	149,597	11,126	747,059	890,991
New Zealand	—	—	56,911	—	—
Qatar	608	—	—	263,108	—
Saudi Arabia	120,132	226,251	260,544	443,965	495,501
Singapore	—	—	—	230,897	775,962
South Africa	1,803	—	—	673,486	—
Tanzania	48,394	—	—	—	—
The Netherlands	42	67,765	82,026	—	—
Turkey	—	97,065	13,960	—	—
United Arab Emirates	86,446	67,117	108,044	591,306	352,546
United Kingdom	95,621	87,896	84,078	1,475,651	430,058
Other	15,292	15,560	117,204	26,782	176,745
Total	$2,302,065	$3,352,252	$3,232,504	$11,440,117	$12,865,645

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 19 - Supplemental Cash Flow Information (Noble-UK)
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2016	2015	2014
Accounts receivable	179,779	$70,165	$29,730
Other current assets	81,702	61,514	(3,201)
Other assets	139,872	106,354	(96,941)
Accounts payable	(84,873)	(30,771)	63,546
Other current liabilities	(207,533)	(57,496)	(28,644)
Other liabilities	(19,617)	(26,219)	86,037
	$89,330	$123,547	$50,527
Additional cash flow information is as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for:
Interest, net of amounts capitalized	$232,907	$190,917	$159,835
Income taxes (net of refunds)	$100,544	$89,292	$132,527
Non-cash activities during the period:
Spin-off of Paragon Offshore	N/A	N/A	$1,409,400
Note 20 - Supplemental Cash Flow Information (Noble-Cayman)
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2016	2015	2014
Accounts receivable	179,779	$70,165	$29,730
Other current assets	79,682	23,047	(12,670)
Other assets	137,792	89,877	(96,925)
Accounts payable	(83,085)	(28,538)	60,488
Other current liabilities	(203,763)	(36,580)	(21,921)
Other liabilities	(20,960)	(25,562)	86,038
	$89,445	$92,409	$44,740
Additional cash flow information is as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid during the period for:
Interest, net of amounts capitalized	$232,907	$190,917	$159,835
Income taxes (net of refunds)	$100,717	$88,948	$130,356
Non-cash activities during the period:
Spin-off of Paragon Offshore	N/A	N/A	$1,409,400

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 21 - Information about Noble-Cayman
Guarantees of Registered Securities
In May 2014, as part of the separation of Paragon Offshore, NHC assumed all of the obligations of Noble Drilling Corporation (“NDC”) under the Senior Notes due 2019, and NDC was released from all obligations under the Senior Notes due 2019. As such, we removed NDC from the guarantor financial statements and NHC is no longer combined with Noble Drilling Holding, LLC (“NDH”), as they are now issuers and guarantors on separate debt instruments. We have recast prior periods presented to conform to the guarantor structure as it existed at December 31, 2016.
Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of December 31, 2016 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 5.25% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
NDH
Noble Drilling Services 6 LLC (“NDS6”)
$168 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$209 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$126 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$1 billion 7.75% Senior Notes due 2024	NHIL	Noble-Cayman
$450 million 7.20% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 8.20% Senior Notes due 2045	NHIL	Noble-Cayman
The following consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$2,537	$—	$10,855	$—	$—	$640,441	$—	$653,833
Accounts receivable	—	—	33,162	—	—	285,990	—	319,152
Taxes receivable	—	21,428	—	—	—	34,052	—	55,480
Short-term notes receivable from affiliates	—	—	243,915	—	1,349,708	52,611	(1,646,234)	—
Accounts receivable from affiliates	361,313	—	137,476	67,560	85,274	3,038,658	(3,690,281)	—
Prepaid expenses and other current assets	270	—	1,611	—	—	86,868		88,749
Total current assets	364,120	21,428	427,019	67,560	1,434,982	4,138,620	(5,336,515)	1,117,214
Property and equipment, at cost	—	—	2,376,862	—	—	9,988,026	—	12,364,888
Accumulated depreciation	—	—	(428,308)	—	—	(1,874,632)	—	(2,302,940)
Property and equipment, net	—	—	1,948,554	—	—	8,113,394	—	10,061,948
Notes receivable from affiliates	3,304,672	—	112,706	69,564	5,000	1,798,614	(5,290,556)	—
Investments in affiliates	2,848,855	2,007,016	1,411,874	8,369,728	6,129,082	—	(20,766,555)	—
Other assets	4,292	—	5,687	—	—	168,573	—	178,552
Total assets	$6,521,939	$2,028,444	$3,905,840	$8,506,852	$7,569,064	$14,219,201	$(31,393,626)	$11,357,714
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$—	$1,474,309	$(1,646,234)	$—
Current maturities of long-term debt	—	—	—	299,882	—	—	—	299,882
Accounts payable	—	—	4,228	—	—	103,640	—	107,868
Accrued payroll and related costs	—	—	4,882	—	—	43,437	—	48,319
Accounts payable to affiliates	818,737	111,801	1,995,788	123,642	—	640,313	(3,690,281)	—
Taxes payable	—	—	—	—	—	46,561	—	46,561
Interest payable	48	—	—	56,839	4,412	—	—	61,299
Other current liabilities	12	—	4,296	—	—	63,004	—	67,312
Total current liabilities	818,797	283,726	2,009,194	480,363	4,412	2,371,264	(5,336,515)	631,241
Long-term debt	—	—	—	3,838,807	201,422	—	—	4,040,229
Notes payable to affiliates	—	700,000	467,139	744,181	—	3,379,236	(5,290,556)	—
Deferred income taxes	—	—	534	—	—	1,550	—	2,084
Other liabilities	19,929	—	24,035	—	—	248,219	—	292,183
Total liabilities	838,726	983,726	2,500,902	5,063,351	205,834	6,000,269	(10,627,071)	4,965,737
Commitments and contingencies
Total shareholder equity	5,683,213	1,044,718	1,404,938	3,443,501	7,363,230	7,106,323	(20,362,710)	5,683,213
Noncontrolling interests	—	—	—	—	—	1,112,609	(403,845)	708,764
Total equity	5,683,213	1,044,718	1,404,938	3,443,501	7,363,230	8,218,932	(20,766,555)	6,391,977
Total liabilities and equity	$6,521,939	$2,028,444	$3,905,840	$8,506,852	$7,569,064	$14,219,201	$(31,393,626)	$11,357,714

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,627	$—	$2,101	$—	$—	$508,067	$—	$511,795
Accounts receivable	—	—	9,381	—	—	489,550	—	498,931
Taxes receivable	—	12,124	27	—	—	43,291	—	55,442
Short-term notes receivable from affiliates	—	—	119,476	—	—	171,925	(291,401)	—
Accounts receivable from affiliates	626,305	451,201	128,457	811,785	67,684	3,445,590	(5,531,022)	—
Prepaid expenses and other current assets	246	—	1,696	—	—	166,527	—	168,469
Total current assets	628,178	463,325	261,138	811,785	67,684	4,824,950	(5,822,423)	1,234,637
Property and equipment, at cost	—	—	1,877,520	—	—	12,177,038	—	14,054,558
Accumulated depreciation	—	—	(344,591)	—	—	(2,227,740)	—	(2,572,331)
Property and equipment, net	—	—	1,532,929	—	—	9,949,298	—	11,482,227
Notes receivable from affiliates	3,304,652	—	236,921	1,587,927	5,000	2,435,154	(7,569,654)	—
Investments in affiliates	5,159,064	2,174,480	3,001,327	9,752,912	7,438,397	—	(27,526,180)	—
Other assets	5,954	—	7,496	—	—	118,869	—	132,319
Total assets	$9,097,848	$2,637,805	$5,039,811	$12,152,624	$7,511,081	$17,328,271	$(40,918,257)	$12,849,183
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$—	$119,476	$(291,401)	$—
Current maturities of long-term debt	—	—	—	299,924	—	—	—	299,924
Accounts payable	—	—	10,676	—	—	210,401	—	221,077
Accrued payroll and related costs	—	—	6,584	—	—	74,780	—	81,364
Accounts payable to affiliates	868,046	60,100	2,440,965	96,543	6,426	2,058,942	(5,531,022)	—
Taxes payable	—	917	—	—	—	87,191	—	88,108
Interest payable	—	—	—	68,549	4,412	—	—	72,961
Other current liabilities	40	—	4,108	—	—	92,183	—	96,331
Total current liabilities	868,086	232,942	2,462,333	465,016	10,838	2,642,973	(5,822,423)	859,765
Long-term debt	—	—	—	3,961,338	201,300	—	—	4,162,638
Notes payable to affiliates	1,518,363	—	461,379	2,086,480	124,216	3,379,216	(7,569,654)	—
Deferred income taxes	—	—	1,529	—	—	91,268	—	92,797
Other liabilities	19,929	—	25,312	—	—	274,271	—	319,512
Total liabilities	2,406,378	232,942	2,950,553	6,512,834	336,354	6,387,728	(13,392,077)	5,434,712
Commitments and contingencies
Total shareholder equity	6,691,470	2,404,863	2,089,258	5,639,790	7,174,727	9,781,284	(27,089,922)	6,691,470
Noncontrolling interests	—	—	—	—	—	1,159,259	(436,258)	723,001
Total equity	6,691,470	2,404,863	2,089,258	5,639,790	7,174,727	10,940,543	(27,526,180)	7,414,471
Total liabilities and equity	$9,097,848	$2,637,805	$5,039,811	$12,152,624	$7,511,081	$17,328,271	$(40,918,257)	$12,849,183

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2016
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$250,049	$—	$—	$2,086,848	$(94,697)	$2,242,200
Reimbursables	—	—	9,190	—	—	50,242	—	59,432
Other	—	—	—	—	—	1,133	—	1,133
Total operating revenues	—	—	259,239	—	—	2,138,223	(94,697)	2,302,765
Operating costs and expenses
Contract drilling services	4,532	18,902	70,801	84,309	—	789,814	(94,697)	873,661
Reimbursables	—	—	8,231	—	—	37,268	—	45,499
Depreciation and amortization	—	—	91,802	—	—	519,211	—	611,013
General and administrative	1,264	8,716	—	40,082	1	(4,018)	—	46,045
Loss on impairment	—	—	—	—	—	1,458,749	—	1,458,749
Total operating costs and expenses	5,796	27,618	170,834	124,391	1	2,801,024	(94,697)	3,034,967
Operating income (loss)	(5,796)	(27,618)	88,405	(124,391)	(1)	(662,801)	—	(732,202)
Other income (expense)
Income (loss) of unconsolidated affiliates	(962,662)	(257,142)	(980,099)	(333,446)	515,518	—	2,017,831	—
Interest expense, net of amounts capitalized	(27,891)	(70,494)	(11,461)	(228,423)	(15,117)	(122,345)	252,816	(222,915)
Gain on extinguishment of debt, net	—	—	—	17,814	—	—	—	17,814
Interest income and other, net	96,635	120	12,616	20,412	15,058	108,108	(252,816)	133
Income (loss) before income taxes	(899,714)	(355,134)	(890,539)	(648,034)	515,458	(677,038)	2,017,831	(937,170)
Income tax benefit (provision)	—	(42,522)	163	—	—	151,522	—	109,163
Net income (loss)	(899,714)	(397,656)	(890,376)	(648,034)	515,458	(525,516)	2,017,831	(828,007)
Net income attributable to noncontrolling interests	—	—	—	—	—	(39,294)	(32,413)	(71,707)
Net income (loss) attributable to Noble Corporation	(899,714)	(397,656)	(890,376)	(648,034)	515,458	(564,810)	1,985,418	(899,714)
Other comprehensive income (loss), net	11,035	—	—	—	—	11,035	(11,035)	11,035
Comprehensive income (loss) attributable to Noble Corporation	$(888,679)	$(397,656)	$(890,376)	$(648,034)	$515,458	$(553,775)	$1,974,383	$(888,679)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2015
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$354,657	$—	$—	$3,325,608	$(418,655)	$3,261,610
Reimbursables	—	—	18,529	—	—	72,113	—	90,642
Revenue from affiliates	—	—	—	—	—	200	—	200
Total operating revenues	—	—	373,186	—	—	3,397,921	(418,655)	3,352,452
Operating costs and expenses
Contract drilling services	3,611	19,160	395,365	84,005	—	1,142,891	(418,655)	1,226,377
Reimbursables	—	—	13,686	—	—	56,590	—	70,276
Depreciation and amortization	—	—	77,187	—	—	556,057	—	633,244
General and administrative	1,138	8,683	—	38,167	1	7,446	—	55,435
Loss on impairment	—	—	13	—	—	418,285	—	418,298
Total operating costs and expenses	4,749	27,843	486,251	122,172	1	2,181,269	(418,655)	2,403,630
Operating income (loss)	(4,749)	(27,843)	(113,065)	(122,172)	(1)	1,216,652	—	948,822
Other income (expense)
Income (loss) of unconsolidated affiliates—continuing operations	591,297	73,319	190,335	936,429	647,856	—	(2,439,236)	—
Interest expense, net of amounts capitalized	(75,925)	(4,932)	(12,110)	(224,894)	(25,578)	(68,670)	198,255	(213,854)
Interest income and other, net	24,188	4,852	52,026	71,617	5,165	75,071	(198,255)	34,664
Income before income taxes	534,811	45,396	117,186	660,980	627,442	1,223,053	(2,439,236)	769,632
Income tax provision	—	(77,929)	(4,466)	—	—	(80,225)	—	(162,620)
Net Income	534,811	(32,533)	112,720	660,980	627,442	1,142,828	(2,439,236)	607,012
Net income attributable to noncontrolling interests	—	—	—	—	—	(105,240)	33,039	(72,201)
Net income attributable to Noble Corporation	534,811	(32,533)	112,720	660,980	627,442	1,037,588	(2,406,197)	534,811
Other comprehensive income, net	6,243	—	—	—	—	6,243	(6,243)	6,243
Comprehensive income attributable to Noble Corporation	$541,054	$(32,533)	$112,720	$660,980	$627,442	$1,043,831	$(2,412,440)	$541,054

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2014
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$327,070	$—	$—	$3,067,195	$(246,406)	$3,147,859
Reimbursables	—	—	6,239	—	—	78,405	—	84,644
Other	—	—	—	—	—	1	—	1
Total operating revenues	—	—	333,309	—	—	3,145,601	(246,406)	3,232,504
Operating costs and expenses
Contract drilling services	30,885	39,039	120,971	115,909	—	1,447,073	(246,406)	1,507,471
Reimbursables	—	—	4,687	—	—	61,691	—	66,378
Depreciation and amortization	—	—	65,164	—	—	559,114	—	624,278
General and administrative	2,437	11,376	—	31,620	1	7,560	—	52,994
Loss on impairment	—	—	—	—	—	745,428	—	745,428
Total operating costs and expenses	33,322	50,415	190,822	147,529	1	2,820,866	(246,406)	2,996,549
Operating income (loss)	(33,322)	(50,415)	142,487	(147,529)	(1)	324,735	—	235,955
Other income (expense)
Income (loss) of unconsolidated affiliates—continuing operations	(2,885,628)	157,648	(80,080)	604,419	448,785	—	1,754,856	—
Income (loss) of unconsolidated affiliates—discontinued operations, net of tax	223,083	50,565	28,580	170,845	6,240	—	(479,313)	—
Total income (loss) of unconsolidated affiliates	(2,662,545)	208,213	(51,500)	775,264	455,025	—	1,275,543	—
Interest expense, net of amounts capitalized	(93,536)	(3,046)	(24,974)	(169,666)	(33,671)	(3,148,822)	3,318,536	(155,179)
Interest income and other, net	2,913,631	—	249,005	89,449	3,308	64,267	(3,318,536)	1,124
Income from continuing operations before income taxes	124,228	154,752	315,018	547,518	424,661	(2,759,820)	1,275,543	81,900
Income tax provision	—	(68,805)	(3,574)	—	(1,546)	(32,005)	—	(105,930)
Net income (loss) from continuing operations	124,228	85,947	311,444	547,518	423,115	(2,791,825)	1,275,543	(24,030)
Net income (loss) from discontinued operations, net of tax	—	(18,655)	6,634	—	—	235,104	—	223,083
Net Income	124,228	67,292	318,078	547,518	423,115	(2,556,721)	1,275,543	199,053
Net income attributable to noncontrolling interests	—	—	—	—	—	(98,603)	23,778	(74,825)
Net income attributable to Noble Corporation	124,228	67,292	318,078	547,518	423,115	(2,655,324)	1,299,321	124,228
Other comprehensive loss, net	(21,732)	—	—	—	—	(21,732)	21,732	(21,732)
Comprehensive income attributable to Noble Corporation	$102,496	$67,292	$318,078	$547,518	$423,115	$(2,677,056)	$1,321,053	$102,496

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$97,388	$(150,735)	$149,431	$(344,112)	$(60)	$1,404,359	$—	$1,156,271
Cash flows from investing activities
Capital expenditures	—	—	(492,985)	—	—	(201,754)	—	(694,739)
Proceeds from disposal of assets	—	—	—	—	—	24,808	—	24,808
Notes receivable from affiliates	—	—	—	—	—	—	—	—
Net cash from investing activities	—	—	(492,985)	—	—	(176,946)	—	(669,931)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(1,049,338)	—	—	—	(1,049,338)
Issuance of senior notes	—	—	—	980,100	—	—	—	980,100
Debt issuance costs on senior notes	—	—	—	(12,111)	—	—	—	(12,111)
Tender offer premium	—	—	—	(24,649)	—	—	—	(24,649)
Dividends paid to noncontrolling interests	—	—	—	—	—	(85,944)	—	(85,944)
Distributions to parent company, net	(152,360)	—	—	—	—	—	—	(152,360)
Advances (to) from affiliates	55,882	150,735	352,308	450,110	60	(1,009,095)	—	—
Notes payable to affiliates	—	—	—	—	—	—	—	—
Net cash from financing activities	(96,478)	150,735	352,308	344,112	60	(1,095,039)	—	(344,302)
Net change in cash and cash equivalents	910	—	8,754	—	—	132,374	—	142,038
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$2,537	$—	$10,855	$—	$—	$640,441	$—	$653,833

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(31,562)	$(53,686)	$15,207	$(267,735)	$(20,292)	$2,105,575	$—	$1,747,507
Cash flows from investing activities
Capital expenditures	—	—	(116,594)	—	—	(320,557)	—	(437,151)
Proceeds from disposal of assets	—	—	—	—	—	4,614	—	4,614
Notes receivable from affiliates	124,951	—	—	608,771	—	—	(733,722)	—
Net cash from investing activities	124,951	—	(116,594)	608,771	—	(315,943)	(733,722)	(432,537)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	—	—	—	—	—	—	(1,123,495)
Repayment of long-term debt	—	—	—	(350,000)	—	—	—	(350,000)
Issuance of senior notes	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,450)	—	—	(9,620)	—	—	—	(16,070)
Dividends paid to noncontrolling interests	—	—	—	—	—	(71,504)	—	(71,504)
Distributions to parent company, net	(400,614)	—	—	—	—	—	—	(400,614)
Advances (to) from affiliates	2,047,563	53,686	103,234	(1,074,144)	20,292	(1,150,631)	—	—
Notes payable to affiliates	(608,771)	—	—	—	—	(124,951)	733,722	—
Net cash from financing activities	(91,767)	53,686	103,234	(341,036)	20,292	(1,347,086)	733,722	(868,955)
Net change in cash and cash equivalents	1,622	—	1,847	—	—	442,546	—	446,015
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780
Cash and cash equivalents, end of period	$1,627	$—	$2,101	$—	$—	$508,067	$—	$511,795

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$2,825,524	$(151,987)	$366,583	$(232,605)	$(31,788)	$(903,811)	$—	$1,871,916
Cash flows from investing activities
Capital expenditures	—	—	(1,404,560)	—	—	(704,574)	—	(2,109,134)
Notes receivable from affiliates	50	—	—	273,744	—	—	(273,794)	—
Net cash from investing activities	50	—	(1,404,560)	273,744	—	(704,574)	(273,794)	(2,109,134)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(437,647)	—	—	—	—	—	—	(437,647)
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Long-term borrowings of Paragon Offshore	—	—	—	—	—	1,710,550	—	1,710,550
Financing costs on long-term borrowings of Paragon Offshore	—	—	—	—	—	(14,676)	—	(14,676)
Cash balances of Paragon Offshore in Spin-Off	—	—	—	—	—	(104,152)	—	(104,152)
Dividends paid to noncontrolling interests	—	—	—	—	—	(79,966)	—	(79,966)
Debt issuance costs on senior notes and credit facilities	(398)	—	—	—	—	—	—	(398)
Distributions to parent company, net	(631,095)	—	—	—	—	—	—	(631,095)
Advances (to) from affiliates	(1,482,686)	151,987	1,037,829	208,857	31,788	52,225	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	(50)	273,794	—
Net cash from financing activities	(2,825,570)	151,987	1,037,829	(41,143)	31,788	1,563,931	273,794	192,616
Net change in cash and cash equivalents	4	—	(148)	(4)	—	(44,454)	—	(44,602)
Cash and cash equivalents, beginning of period	1	—	402	4	—	109,975	—	110,382
Cash and cash equivalents, end of period	$5	$—	$254	$—	$—	$65,521	$—	$65,780

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 22 - Unaudited Interim Financial Data
Unaudited interim consolidated financial information from continuing operations for Noble-UK for the years ended December 31, 2016 and 2015 is as follows:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2016
Operating revenues	$611,973	$894,783	$385,153	$410,156
Operating income (loss)	175,460	449,714	(2,208)	(1,384,912)
Net income (loss) from continuing operations attributable to Noble-UK	105,485	322,866	(55,081)	(1,302,850)
Net income (loss) per share from continuing operations attributable to Noble-UK (1)
Basic	0.42	1.28	(0.23)	(5.36)
Diluted	0.42	1.28	(0.23)	(5.36)

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2015
Operating revenues	$804,342	$793,555	$896,671	$857,684
Operating income (loss)	284,359	275,149	409,973	(49,480)
Net income (loss) from continuing operations attributable to Noble-UK	178,403	159,031	325,807	(152,241)
Net income (loss) per share from continuing operations attributable to Noble-UK (1)
Basic	0.72	0.64	1.32	(0.63)
Diluted	0.72	0.64	1.32	(0.63)

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not equal the total computed for the year.
Note 23 - Subsequent Event
None.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Adam C. Peakes, Senior Vice President and Chief Financial Officer Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of December 31, 2016. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2016. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Noble-UK and Noble-Cayman is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the U.S. Securities Exchange Act of 1934, as amended.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Noble-UK and Noble-Cayman, both Noble-UK and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2016.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2016 as stated in their report, which is provided in this Annual Report on Form 10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors,” “Additional Information Regarding the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” appearing in the proxy statement for the 2017 annual general meeting of shareholders (the “2017 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
Executive Officers of the Registrant
The following table sets forth certain information as of February 24, 2017 with respect to our executive officers:

Name	Age	Position
David Williams	59	Chairman, President and Chief Executive Officer
Julie Robertson	61	Executive Vice President and Corporate Secretary
Adam Peakes	43	Senior Vice President and Chief Financial Officer
William Turcotte	53	Senior Vice President and General Legal Counsel
Simon Johnson	46	Senior Vice President - Marketing and Contracts
Scott Marks	57	Senior Vice President - Engineering
Bernie Wolford	57	Senior Vice President - Operations
Dennis Lubojacky	64	Vice President and Controller
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
Adam C. Peakes was named Senior Vice President and Chief Financial Officer effective January 23, 2017. Prior to joining Noble, Mr. Peakes served as Managing Director and Head of OFS Investment Banking since 2011 at Tudor, Pickering, Holt & Company, an integrated investment and merchant bank serving the energy industry. Prior to that time, Mr. Peakes served in various roles at Goldman Sachs & Company from 1999 to 2011, including most recently as Managing Director, Global Natural Resources in the Investment Banking Division.
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
Simon W. Johnson was named Senior Vice President - Marketing and Contracts effective March 2014. Mr. Johnson joined Noble Corporation in 2010 and most recently served as Vice President - Marketing (Europe, Africa and Middle East). Prior to joining Noble, Mr. Johnson served as a Commercial Director at Seadrill Limited, an offshore driller. Mr. Johnson has held numerous international marketing roles in the offshore drilling industry during the past 18 years. His early career was spent in offshore and shorebase operations roles.

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
Dennis J. Lubojacky was named Vice President and Controller effective April 27, 2012. In this position, Mr. Lubojacky also serves as principal accounting officer of Noble-UK. Since February 2010, Mr. Lubojacky has also served as Vice President and Chief Financial Officer of Noble-Cayman. Mr. Lubojacky has also served as Vice President and Controller of a subsidiary of Noble-UK from July 2007 through October 2011 and from January 2012 until his new appointment. Mr. Lubojacky served as principal financial officer and principal accounting officer of Noble Corporation from October 2011 through January 2012 and served as principal financial officer and principal accounting officer of Noble-UK from February 2016 through January 2017. From April 2006 to June 2007, he served as Controller and Chief Accounting Officer of TODCO, an oil and gas drilling contractor. Mr. Lubojacky is a Certified Public Accountant.
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
The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2017 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2017 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The sections entitled “Additional Information Regarding the Board of Directors—Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2017 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.
The section entitled “Auditors” appearing in the 2017 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.

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

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation plc, a company registered under the laws of England and Wales

Date: February 24, 2017	By:	/s/ DAVID W. WILLIAMS
David W. Williams Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS	Chairman, President and	February 24, 2017
David W. Williams	Chief Executive Officer
(Principal Executive Officer)

/s/ ADAM C. PEAKES	Senior Vice President and	February 24, 2017
Adam C. Peakes	Chief Financial Officer
(Principal Financial Officer)

/s/ DENNIS J. LUBOJACKY	Vice President and Controller	February 24, 2017
Dennis J. Lubojacky	(Principal Accounting Officer)

/s/ ASHLEY ALMANZA	Director	February 24, 2017
Ashley Almanza

/s/ MICHAEL A. CAWLEY	Director	February 24, 2017
Michael A. Cawley

/s/ JULIE H. EDWARDS	Director	February 24, 2017
Julie H. Edwards

/s/ GORDON T. HALL	Director	February 24, 2017
Gordon T. Hall

/s/ SCOTT D. JOSEY	Director	February 24, 2017
Scott D. Josey

/s/ JON A. MARSHALL	Director	February 24, 2017
Jon A. Marshall

/s/ MARY P. RICCIARDELLO	Director	February 24, 2017
Mary P. Ricciardello

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation, a Cayman Islands company

March 13, 2017	By:	/s/ DAVID W. WILLIAMS
David W. Williams President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS	President and Chief Executive Officer	March 13, 2017
David W. Williams	(Principal Executive Officer)

/s/ DENNIS J. LUBOJACKY	Vice President, Chief Financial	March 13, 2017
Dennis J. Lubojacky	Officer and Director
(Principal Financial and Accounting Officer)

/s/ DAVID M.J. DUJACQUIER	Director	March 13, 2017
David M.J. Dujacquier

/s/ ALAN R. HAY	Director	March 13, 2017
Alan R. Hay

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1
Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”) (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2
Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble-Swiss, Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3
Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

2.4
Master Separation Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 2.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

3.1
Composite Copy of Articles of Association of Noble-UK, as of June 10, 2014 (filed as Exhibit 3.1 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1
Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, N.A. (formerly Chase Bank of Texas, N.A.), as Trustee (filed as Exhibit 4.1 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.2
Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, N.A. (formerly Chase Bank of Texas, N.A.), as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3
Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

4.4
Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to Noble-Cayman’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.5
Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.6
Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.7
Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit

4.8
First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JP Morgan Chase Bank, N.A., as Trustee, relating to 5.875% Senior Notes due 2013 of Noble Corporation (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.9
Second Supplemental Indenture, dated as of October 1, 2009, among Noble-Cayman, as Issuer, Noble Drilling Corporation, as Guarantor, Noble Holding International Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble-Cayman’s 5.875% Senior Notes due 2013) (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

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

4.19
Revolving Credit Agreement dated as of January 26, 2015, among Noble-Cayman and Noble International Finance Company, a Cayman Islands company, as borrowers; JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender; Wells Fargo Bank, N.A., as a swingline lender; the lenders party thereto; Barclays Bank PLC, Citibank, N.A., DNB Bank ASA New York Branch, HSBC Bank USA, N.A., SunTrust Bank and Wells Fargo, as co-syndication agents; BNP Paribas, Credit Suisse AG, Cayman Islands Branch and Mizuho Bank, Ltd, as co-documentation agents; and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., DNB Markets, Inc., HSBC Securities (USA) Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint lead bookrunners (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.20
Indenture, dated as of March 16, 2015, between Noble Holding International Limited, as Issuer, and Wells Fargo, N.A., as Trustee (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

4.21
First Supplemental Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and Wells Fargo, N.A., as Trustee, relating to 4.00% Senior Notes due 2018 of Noble Holding International Limited, 5.95% Senior Notes due 2025 of Noble Holding International Limited and 6.95% Senior Notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

Exhibit Number	Exhibit

4.22
Second Supplemental Indenture, dated as of December 28, 2016, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and Wells Fargo Bank, N.A., as Trustee, relating to 7.750% Senior Notes due 2024 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on December 28, 2016 and incorporated herein by reference).

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

10.5*
Amended and Restated Noble Corporation Equity Compensation Plan for Non-Employee Directors, effective March 27, 2009 (filed as Exhibit 10.5 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.6*
Noble Corporation Equity Compensation Plan for Non-Employee Directors, effective as of November 20, 2013 (filed as Exhibit 10.7 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.7*
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

10.9*
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

10.11*
Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.12*
Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.13*
Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

Exhibit Number	Exhibit

10.14*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.15*
Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.16*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17*
Amendment No. 1 to Noble Drilling Corporation Retirement Restoration Plan dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.18*
Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.19*
Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2007 and incorporated herein by reference).

10.20*
Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21*
Third Amendment to Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective March 27, 2009 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.22*
Fourth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective February 1, 2013 (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on February 5, 2013 and incorporated herein by reference).

10.23*
Fifth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective as of November 20, 2013 (filed as Exhibit 10.6 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.24*
Sixth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective as of January 30, 2014 (filed as Exhibit 10.24 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.25*
Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010 (filed as Exhibit 10.18 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.26*
Third Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of February 3, 2012 (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.27*	Amended and Restated 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on April 30, 2012 and incorporated herein by reference).

10.28*
Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of November 20, 2013 (filed as Exhibit 10.5 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

Exhibit Number	Exhibit

10.29*
Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of January 30, 2014 (filed as Exhibit 10.29 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.30*
Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.31*
Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective May 1, 2010 (filed as Exhibit 10.23 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.32*
Amendment No. 2 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective November 1, 2013 (filed as Exhibit 10.32 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.33*	Noble Corporation Summary of Directors’ Compensation.

10.34*
Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.35*
Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.36*
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

10.38*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 4.12 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.39*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.39 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.40*
Form of Noble Corporation Time-Vested Restricted Stock Unit Award under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.40 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.41*
Amended and Restated Form of Noble-UK 2013 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K for the year filed on October 16, 2014 and incorporated herein by reference).

10.42*
Amended and Restated Form of Noble-UK 2014 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K for the year filed on October 16, 2014 and incorporated herein by reference).

10.43*	Noble Corporation 2015 Omnibus Incentive Plan, effective May 1, 2015 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on April 29, 2015 and incorporated herein by reference).

Exhibit Number	Exhibit

10.44*
Form of Noble Corporation Time-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan. (filed as Exhibit 10.44 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.45*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan.

10.46*	Noble Corporation 2012 Short Term Incentive Plan (filed as Exhibit 10.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.47*	Noble Corporation 2013 Short Term Incentive Plan (filed as Exhibit 10.41 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.48*
Noble Corporation 2013 Short Term Incentive Plan, effective as of November 20, 2013 (filed as Exhibit 10.8 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.49*	Noble Corporation 2014 Short Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.50*	Noble Corporation 2015 Short Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.51*	Noble Corporation 2016 Short Term Incentive Plan (filed as Exhibit 10.51 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.52*	Noble Corporation 2017 Short Term Incentive Plan.

10.52*
Form of Restated Employment Agreement and Guaranty Agreement (2009 Form) (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.53*
Form of Restated Employment Agreement and Guaranty Agreement (2011 Form) (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.54*
Form of Restated Employment Agreement and Guaranty Agreement (2012 Form) (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.55*
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

10.56*
Form of Issuing and Paying Agent Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, and the Issuing and Paying Agent (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.57*	Form of Indemnity Agreement (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.58
Tax Sharing Agreement, dated as of July 31, 2014, between Noble-UK and Paragon Offshore plc. (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.59
Employee Matters Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

Exhibit Number	Exhibit

10.60
Transition Services Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.61
Transition Services Agreement (Brazil), dated as of July 31, 2014, among Paragon Offshore do Brasil Limitada, Paragon Offshore (Nederland) B.V., Paragon Offshore plc, Noble-Cayman, Noble Dave Beard Limited and Noble Drilling (Nederland) II B.V. (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.62
Term Sheet for Proposed Settlement Agreement, dated as of February 11, 2016 (filed as Exhibit 99.1 to Noble-UK’s Current Report on Form 8-K filed on February 12, 2016 and incorporated herein by reference).

10.63	Side Letter to Tax Sharing Agreement, dated as of February 11, 2016 (filed as Exhibit 99.2 to Noble-UK’s Current Report on Form 8-K filed on February 12, 2016 and incorporated herein by reference).

10.64*
General Release Agreement and Special Release Agreement, each dated February 27, 2016, between Noble Drilling Services Inc. and James MacLennon (filed as Exhibit 10.5 to Noble-UK's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.65	Definitive Settlement Agreement, dated as of April 29, 2016, by and between Paragon Offshore plc and Noble-UK.

10.66
Settlement and Termination Agreement, dated as of May 10, 2016, by and among Freeport-McMoRan Inc., Freeport-McMoRan Oil & Gas LLC and Noble Drilling (U.S.) LLC (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 10, 2016 and incorporated herein by reference).

10.67
Term Sheet for Proposed Amendment to Settlement Agreement, dated as of August 5, 2016, by and between Paragon Offshore plc and Noble-UK (filed as Exhibit 10.8 to Noble-UK's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

21.1	Subsidiaries of Noble-UK and Noble-Cayman.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2
Certification of Adam C. Peakes pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a) (filed on February 24, 2017 as Exhibit 31.2 to Noble-UK's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

31.3	Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+
Certification of Adam C. Peakes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed on February 24, 2017 as Exhibit 32.2 to Noble-UK's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files
_______________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.